Form 10-Q
period 1994-05-05
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1994-03-31
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1994

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                        Commission file number   1-6047

                      General Public Utilities Corporation
               (Exact name of registrant as specified in its charter)

             Pennsylvania                                13-5516989
    (State or other jurisdiction of                     (I.R.S. Employer)
      incorporation or organization)                    Identification No.)

          100 Interpace Parkway
          Parsippany, New Jersey                         07054-1149
 (Address of principal executive offices)                (Zip Code)

                                 (201) 263-6500
                  (Registrant's telephone number, including area code)

                                       N/A
            (Former name, former address and former fiscal year,
             if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No

       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1994, was as follows:

       Common stock, par value $2.50 per share: 115,024,783 shares outstanding.





                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                                 March 31, 1994



                                Table of Contents



                                                                   Page

 PART I - Financial Information

       Financial Statements:
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

       Notes to Financial Statements                                  7

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  17


 PART II - Other Information                                         22


 Signatures                                                          23


                        _________________________________







       The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, subject to the ultimate resolution of the various matters as discussed in Note 1 to the Consolidated Financial Statements.

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                            Consolidated Balance Sheets

                                                                            In Thousands
                                                                     March 31,      December 31,
                                                                       1994             1993
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $8 515 634       $8 441 335
            Less, accumulated depreciation                          2 989 600        2 929 278
               Net utility plant in service                         5 526 034        5 512 057
            Construction work in progress                             277 165          267 381
            Other, net                                                219 749          214 178
               Net utility plant                                    6 022 948        5 993 616


          Current Assets:
            Cash and temporary cash investments                        70 940           25 843
            Special deposits                                           11 332           11 868
            Accounts receivable:
              Customers, net                                          283 063          253 186
              Other                                                   138 915           55 037
            Unbilled revenues                                          92 888          113 960
            Materials and supplies, at average cost or less:
              Construction and maintenance                            189 885          187 606
              Fuel                                                     46 922           51 676
            Deferred energy costs                                       3 543          (20 787)
            Deferred income taxes                                      19 357           29 586
            Prepayments                                                33 688           79 490
               Total current assets                                   890 533          787 465


          Deferred Debits and Other Assets:
            Three Mile Island Unit 2 deferred costs                   328 750          339 672
            Unamortized property losses                               112 121          113 566
            Deferred income taxes                                     292 613          275 257
            Income taxes recoverable through future rates             560 410          554 590
            Decommissioning funds                                     241 280          219 178
            Other                                                     591 295          559 943
               Total deferred debits and other assets               2 126 469        2 062 206





               Total Assets                                        $9 039 950       $8 843 287




          The accompanying notes are an integral part of the consolidated financial statements.




                        GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                         Consolidated Balance Sheets

                                                                           In Thousands
                                                                     March 31,      December 31,
                                                                      1994              1993
                                                                   (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  314 458       $  314 458
            Capital surplus                                           668 328          667 683
            Retained earnings                                       1 943 566        1 813 490
               Total                                                2 926 352        2 795 631
            Less, reacquired common stock, at cost                    184 321          185 258
               Total common stockholders' equity                    2 742 031        2 610 373
            Cumulative preferred stock:
              With mandatory redemption                               150 000          150 000
              Without mandatory redemption                            158 242          158 242
            Long-term debt                                          2 396 399        2 320 384
               Total capitalization                                 5 446 672        5 238 999


          Current Liabilities:
            Debt due within one year                                  133 232          133 232
            Notes payable                                             189 905          216 056
            Obligations under capital leases                          157 041          161 744
            Accounts payable                                          273 213          300 181
            Taxes accrued                                             186 514          140 132
            Interest accrued                                           66 351           73 368
            Other                                                     133 482          169 976
               Total current liabilities                            1 139 738        1 194 689


          Deferred Credits and Other Liabilities:
            Deferred income taxes                                   1 401 558        1 389 241
            Unamortized investment tax credits                        163 348          170 108
            Three Mile Island Unit 2 future costs                     319 270          319 867
            Other                                                     569 364          530 383
               Total deferred credits and other liabilities         2 453 540        2 409 599

          Commitments and Contingencies (Note 1)





               Total Liabilities and Capital                       $9 039 950       $8 843 287




          The accompanying notes are an integral part of the consolidated financial statements.



                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                     Consolidated Statements of Income
                                                (Unaudited)
                                                                      In Thousands
                                                                      Three Months
                                                                     Ended March 31,
                                                                   1994           1993
          Operating Revenues                                     $937 209      $881 154

          Operating Expenses:
            Fuel                                                  103 307        92 215
            Power purchased and interchanged                      234 502       221 424
            Deferral of energy costs, net                         (24 770)       10 464
            Other operation and maintenance                       233 111       199 984
            Depreciation and amortization                          89 813        86 592
            Taxes, other than income taxes                         90 953        84 878
               Total operating expenses                           726 916       695 557

          Operating Income Before Income Taxes                    210 293       185 597
            Income taxes                                           53 697        51 536
          Operating Income                                        156 596       134 061

          Other Income and Deductions:
            Allowance for other funds used during
              construction                                            646         1 200
            Other income, net                                      57 609         3 429
            Income taxes                                          (23 299)       (2 223)
               Total other income and deductions                   34 956         2 406

          Income Before Interest Charges
            and Preferred Dividends                               191 552       136 467

          Interest Charges and Preferred Dividends:
            Interest on long-term debt                             46 143        46 064
            Other interest                                         18 509         3 914
            Allowance for borrowed funds used
              during construction                                  (1 517)       (1 528)
            Preferred stock dividends of subsidiaries               5 515         8 694
               Total interest charges and
                 preferred dividends                               68 650        57 144

          Net Income                                             $122 902      $ 79 323

          Earnings Per Average Share                             $   1.07      $    .72

          Average Common Shares Outstanding                       115 065       110 859

          Cash Dividends Paid Per Share                          $   .425      $    .40



          The accompanying notes are an integral part of the consolidated financial statements.

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Cash Flows
                                                                                             (Unaudited)

                                                                      In Thousands
                                                                      Three Months
                                                                     Ended March 31,
                                                                    1994          1993
          Operating Activities:
            Income before preferred dividends of subsidiaries    $ 128 417     $  88 017
            Adjustments to reconcile income to cash provided:
              Depreciation and amortization                         90 900        88 671
              Amortization of property under capital leases         15 815        15 567
              Nuclear outage maintenance costs, net                  7 965       (11 805)
              Deferred income taxes and investment tax
                credits, net                                        25 371        16 508
              Deferred energy costs, net                           (24 781)       10 684
              Accretion income                                      (3 922)       (4 311)
              Allowance for other funds used during construction      (647)       (1 200)
            Changes in working capital:
              Receivables                                          (92 684)      (19 016)
              Materials and supplies                                 2 475         8 449
              Special deposits and prepayments                      46 322       (29 757)
              Payables and accrued liabilities                      27 400        28 926
            Other, net                                             (20 103)       (9 780)
                 Net cash provided by operating activities         202 528       180 953

          Investing Activities:
            Cash construction expenditures                        (125 764)     (112 240)
            Contributions to decommissioning trust                  (9 030)       (5 282)
            Other, net                                              (2 267)       (3 735)
                 Net cash used for investing activities           (137 061)     (121 257)

          Financing Activities:
            Issuance of long-term debt                             139 087       278 143
            Decrease in notes payable, net                         (26 101)      (17 264)
            Retirement of long-term debt                           (64 000)      (99 998)
            Capital lease principal payments                       (14 980)      (10 579)
            Dividends paid on common stock                         (48 861)      (44 327)
            Dividends paid on preferred stock of subsidiaries       (5 515)       (8 694)
                 Net cash provided (required)
                   by financing activities                         (20 370)       97 281

          Net increase in cash and temporary
            cash investments from above activities                  45 097       156 977
          Cash and temporary cash investments,
            beginning of year                                       25 843        10 390
          Cash and temporary cash investments, end of period     $  70 940     $ 167 367

          Supplemental Disclosure:
            Interest paid (net of amount capitalized)            $  68 113     $  50 040
            Income taxes paid                                    $   9 067     $   8 149
            New capital lease obligations incurred               $   6 949     $   3 459
            Common stock dividends declared but not paid         $     -       $     -

          The accompanying notes are an integral part of the consolidated financial statements.

 General Public Utilities Corporation and Subsidiary Companies


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      General Public Utilities Corporation (the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Corporation also owns all the common stock of GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc. (EI). In April 1994, General Portfolios Corporation (GPC) merged into EI, formally a subsidiary of GPC. EI develops, owns and operates nonutility generating facilities. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

 NUCLEAR FACILITIES

      The Subsidiaries have made investments in three major nuclear projects -
 - Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At March 31, 1994, the Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $659 million and $796 million, respectively. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L.

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards and experience gained in the construction and operation of nuclear facilities. The GPU System may also incur costs and experience reduced output at its nuclear plants because of the design criteria prevailing at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of the plants' useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

 TMI-2:    The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990. After receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

      As a result of the accident and its aftermath, approximately 2,100 individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Corporation and the Subsidiaries and the suppliers of equipment and services to TMI-2, and are pending in the United States District Court for the Middle District of Pennsylvania. Some of such claims also seek recovery on the basis of alleged emissions of radioactivity before, during and after the accident.

      If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act, punitive damage awards could have a material adverse effect on the financial position of the GPU System.

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Subsidiaries had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million, which is the ceiling established by the Price-Anderson Act on the aggregate public liability that may be imposed upon them for the TMI-2 accident.

      The insurers of TMI-2 have been providing a defense against all TMI-2 accident related claims against the Corporation and the Subsidiaries and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, on March 30, 1994, that the insurers would withdraw their reservation of rights.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is scheduled to begin in October 1994. On February 18, 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied on February 18, 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment.

      In an Order issued April 20, 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against the Corporation and the Subsidiaries; and (2) denied the defendants' motions for interlocutory appeal of the Court's Orders of February 18, 1994, stating in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.


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

      The ultimate cost of retiring the GPU System's nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies and cannot now be more reasonably estimated than the level of the NRC funding target because such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and non-radiological costs. In addition, the Subsidiaries have contributed to external trusts amounts written off for nuclear plant decommissioning in 1990 and 1991.

 TMI-1 and Oyster Creek:

      JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates, for the cost of removal of nonradiological structures and materials at each plant based on its share of an estimated $15.3 million for TMI-1 and $31.6 million for Oyster Creek. In January 1993, the Pennsylvania Public Utility Commission (PaPUC) granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Effective October 1993, the PaPUC approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for decommissioning expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $33 million for TMI-1 and $84 million for Oyster Creek at March 31, 1994. These decommissioning costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.

 TMI-2:

      The Corporation and its Subsidiaries have recorded a liability amounting to $229 million as of March 31, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability in the amount of $20 million for incremental costs specifically attributable to monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Subsidiaries had recorded a liability in the amount of $71 million for nonradiological cost of removal. Expenditures for such costs through March, 1994 have reduced the liability to $70 million. The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. JCP&L has made a nonrecoverable contribution of $15 million to an external decommissioning trust. Met-Ed and Penelec have made nonrecoverable contributions of $40 million and $20 million, respectively, to external decommissioning trusts relating to their shares of the accident-related portion of the decommissioning liability. Earnings resulting from decommissioning funds provided by customers are offset against amounts collectible from customers in TMI Unit-2 deferred costs on the balance sheet.

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

      As a result of TMI-2's entering long-term monitored storage, the Subsidiaries are incurring incremental annual storage costs of $1 million.
 The Subsidiaries have deferred the $20 million for the total estimated incremental costs attributable to monitored storage through 2014, the expected retirement date of TMI-1. The JCP&L share of these costs has been recognized in rates by the NJBRC. Met-Ed and Penelec believe these costs should be recoverable through the ratemaking process.

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

      The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station (TMI-1 and TMI-2 are considered one site for insurance purposes) and for Oyster Creek totals $2.7 billion per site. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

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

      Under its insurance policies applicable to nuclear operations and facilities, the GPU System is subject to retrospective premium assessments of up to $51 million in any one year, in addition to those payable under the Price-Anderson Act.

                              ENVIRONMENTAL MATTERS

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU System may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate or clean up waste disposal and other sites currently or formerly used by it, including formerly-owned manufactured gas plants and mine refuse piles, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material. Management intends to seek recovery through the ratemaking process for any additional costs, but recognizes that recovery cannot be assured.

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the GPU System expects to expend up to $380 million for air pollution control equipment by the year 2000. The GPU System reduced its estimate from $590 million to $380 million primarily due to the postponement of two scrubber installations until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the affected stations should be recoverable through the ratemaking process.

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

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection and Energy for the investigation and remediation of 17 formerly-owned manufactured gas plant sites. One of these sites has been repurchased by JCP&L. JCP&L has also entered into various cost sharing agreements with other utilities for some of the sites. At March 31, 1994, JCP&L has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

      In 1993, the NJBRC approved a mechanism for the recovery of future manufactured gas plant remediation costs through JCP&L's Levelized Energy Adjustment Clause (LEAC) when expenditures exceed prior collections. The NJBRC decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. JCP&L is awaiting a final NJBRC order. JCP&L is pursuing reimbursement of the above costs from its insurance carriers, and will seek to recover costs to the extent not covered by insurance through this mechanism.

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


                       OTHER COMMITMENTS AND CONTINGENCIES

      In April 1994, the Corporation announced it was offering a voluntary enhanced retirement program to certain non-bargaining employees. In addition, in April 1994, Penelec's bargaining units were offered and accepted a similar enhanced retirement program. JCP&L and Met-Ed are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, the Corporation said that its goal was to achieve $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and non-bargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pre-tax charge to earnings of between $110 million and $120 million.

      The NJBRC has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the New Jersey Public Advocate, Division of Rate Counsel (Rate Counsel), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, JCP&L and the other New Jersey electric utilities filed motions for summary judgment with the NJBRC requesting that the NJBRC dismiss contentions being made by Rate Counsel that adjustments for alleged "double recovery" in prior periods are warranted. Rate Counsel has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double-recovery" for JCP&L for the 1988-92 LEAC periods would be approximately $102 million. In February 1994, the NJBRC ruled that the 1991 LEAC period was considered closed but subsequent LEACs remain open for further investigation. It is anticipated that the proceeding will be transmitted to the Office of Administrative Law for further action. Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $33 million through February 1995, the end of the current LEAC period. Management is unable to estimate the outcome of this proceeding.

      As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the GPU System's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

      a) A utility's rates for regulated services provided to its customers are established by, or are subject to approval by, an independent third-party regulator;
      b) The regulated rates are designed to recover specific costs of providing the regulated services or products; and
      c) In view of the demand for the regulated services and the level of competition, direct and indirect, it is reasonable to assume that rates set at levels that will recover a utility's costs can be charged to and collected from customers. This criteria requires consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs.

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

      The Subsidiaries have entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase all of the power produced up to the contract limits. The agreements have been approved by the state regulatory commissions and permit the Subsidiaries to recover energy and demand costs from customers through their energy clauses. These agreements provide for the sale of approximately 2,452 MW of capacity and energy to the GPU System by the mid-to-late 1990s. As of March 31, 1994, facilities covered by these agreements having 1,193 MW of capacity were in service with another 215 MW scheduled to commence operation in 1994. The estimated cost of these agreements for 1994 is $551 million. The price of the energy and capacity to be purchased under these agreements is determined by the terms of the contracts. The rates payable under a number of these agreements are substantially in excess of current market prices. While the Subsidiaries have been granted full recovery of these costs from customers by the state commissions, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the System's energy supply needs which, in turn, has caused the Subsidiaries to change their supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Subsidiaries are attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation contracts where opportunities arise. The extent to which the Subsidiaries may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before both the NJBRC and the PaPUC, as well as to litigation and may result in claims against the Subsidiaries for substantial damages. There can be no assurance as to the outcome of these matters.

      JCP&L's two operating nuclear units are subject to the NJBRC's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBRC for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. At the request of the PaPUC, Met-Ed and Penelec, as well as the other Pennsylvania utilities, have supplied the PaPUC with proposals. Met-Ed and Penelec expect the PaPUC to adopt a generic nuclear performance standard during 1994.

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


 2.   INCOME TAXES

      In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Corporation's Subsidiaries recorded net income tax refunds aggregating $17 million based on the retirement of TMI-2 for tax purposes.

      At the same time, the Corporation's Subsidiaries also recorded a total of $46 million of net interest income representing net interest receivable from the Internal Revenue Service associated with this refund settlement. While the Subsidiaries intend to refund the tax refund amounts to their customers, the ultimate disposition of the income tax refunds and the associated net interest is subject to regulatory review. Income tax amounts refunded will have no effect on net income.

      In addition, in April 1994, audits of the GPU System's federal income tax returns for years 1987 through 1989 were settled with the Internal Revenue Service. Exclusive of the effects of the TMI-2 retirement mentioned above, these settlements had no material effect on the financial position or results of operations of the GPU System.


 3.   ACCOUNTING POLICIES

      Effective January 1, 1994, the GPU System adopted Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of FAS 115 did not have a material effect on the financial position of the GPU System.

          General Public Utilities Corporation and Subsidiary Companies

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The following is management's discussion of significant factors that affected the Corporation's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 1993 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

     Net income for the first quarter ended March 31, 1994, was $122.9 million, or $1.07 per share, compared with $79.3 million, or $0.72 per share, for the first quarter of 1993. The increase in earnings for the quarter was principally due to increased revenues resulting from a February 1993 retail base rate increase at Jersey Central Power & Light Company (JCP&L), increased sales due to colder-than-normal winter weather as compared to last year and nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2). These increases were partially offset by increased operation and maintenance expenses due primarily to higher emergency and storm repairs caused by winter storms.

 REVENUES:

     Total revenues for the first quarter of 1994 increased 6.4% to $937.2 million as compared to the first quarter of 1993. The components of the changes are as follows:

                                                (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)                   $ 26.7
    Rate increases                                   20.8
    Energy revenues                                   2.0
    Other revenues                                    6.5
         Increase in revenues                      $ 56.0

 Kilowatt-hour revenues

     KWH revenues increased for the quarter ended March 31, 1994, primarily due to increased sales resulting from the significantly colder-than-normal winter temperatures as compared to last year. An increase in new customers, particularly in New Jersey, also contributed to the increase.

 Energy revenues

     Changes in energy revenues do not affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased as a result of increases in electric sales.

 Other revenues

     Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as they are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the first quarter were favorably impacted by a reduction in reserve capacity expense primarily resulting from the expiration of a purchase contract with another utility.

 Other operation and maintenance

     Other operation and maintenance expense increased primarily due to higher emergency and storm repairs caused by winter storms.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in Other income, net is attributable to interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years in which TMI-2 was retired while resulting in additional amounts owed for subsequent tax years in which depreciation deductions with respect to TMI-2 had been taken. The net effect on pre-tax earnings of these refunds for the tax retirement of TMI-2 was an increase of $45.6 million resulting from an increase in interest income of $59.4 million partially offset by an increase in interest expense of $13.8 million.

 INTEREST CHARGES and PREFERRED DIVIDENDS:

     Other interest increased primarily due to the tax retirement of TMI-2 which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The GPU System's capital needs for the first quarter of 1994 consisted of cash construction expenditures of $126 million. Construction expenditures for the year are currently forecasted to be $643 million. Construction estimates for ongoing system development are expected to remain stable over the next five years. Expenditures for maturing debt are expected to be $133 million for 1994. Management estimates that approximately one-half of the capital needs in 1994 will be satisfied through internally generated funds.

 FINANCING:

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

 CAPITALIZATION:

     On April 7, 1994, the Board of Directors of the Corporation declared a quarterly dividend on the common stock of 45 cents per share, an increase of 5.9%. The increased dividend is payable May 25, 1994 to the shareholders of record April 29, 1994. The Corporation has set a target payout ratio of 70% to 75% to be reached over the next few years.

 NONUTILITY BUSINESS:

     In April 1994, General Portfolios Corporation (GPC) merged into Energy Initiatives, Inc. (EI), formally a subsidiary of GPC. EI is in the business of developing, operating and investing in cogeneration and other nonutility power production facilities. In March 1994, EI entered into an agreement to acquire North Canadian Power, Inc. (NCP) for approximately $72 million and deposited the estimated purchase price in escrow. NCP owns interests in five operating natural gas-fired cogeneration facilities in the United States with a total generating capacity of 360 megawatts (MW). EI owns and operates five generating facilities which are currently in-service having a combined capacity of 223 MW and has minority ownership interests in three other facilities, in-service and under construction, with a combined capacity of 372 MW.

 COMPETITION:

     In April 1994, the Corporation announced it was offering a voluntary enhanced retirement program to certain non-bargaining employees. In addition, in April 1994, Penelec's bargaining units were offered and accepted a similar enhanced retirement program. JCP&L and Met-Ed are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, the Corporation said that its goal was to achieve $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and non-bargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pre-tax charge to earnings of between $110 million and $120 million.

 MEETING ENERGY DEMANDS:

     In 1993, the New Jersey Board of Regulatory Commissioners (NJBRC) asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there are any candidates for potential buy out or other remedial measures. JCP&L identified a 100 MW project now under development, which it believes is economically undesirable based on current cost projections. In November 1993, the NJBRC directed JCP&L and the developer to attempt to negotiate contract repricing to a level more consistent with JCP&L's current avoided cost projections or a contract buy out. JCP&L and the developer have not been able to reach an agreement and pursuant to a NJBRC order, hearings on this matter are being held. The developer is contesting the NJBRC's jurisdiction in this matter in the federal courts.

     In January 1994, the NJBRC issued an order granting two nonutility generators, having a total of 200 MW under contract with JCP&L, a one-year extension in the in-service date for projects originally scheduled to be operational in 1997. JCP&L has filed a motion for reconsideration of that order which is pending before the NJBRC. JCP&L intends to appeal the order if its motion is not granted.

     In January 1994, JCP&L issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options. JCP&L is seeking proposals from utility and nonutility generation suppliers for periods of one to eight years in length and capable of delivering electric power in 1996. This solicitation is expected to fulfill a significant part of the uncommitted sources identified in GPU's supply plan. JCP&L has received bids and has begun the evaluation process.

     The NJBRC has approved an agreement between JCP&L, the NJBRC staff, and a nonutility generator under which JCP&L has agreed to buy out a power purchase agreement for $2 million. In its order, the NJBRC has allowed JCP&L to recover $1.2 million of the purchase price, together with a return thereon, through its Levelized Energy Adjustment Clause.

     In February 1994, the Pennsylvania Public Utility Commission (PaPUC) approved the application filed by Met-Ed for construction of a 134 MW gas-fired combustion turbine adjacent to its Portland Generating Station at an estimated cost of $50 million. In March 1994, a nonutility generator seeking to sell Met-Ed an equivalent amount of baseload capacity filed a petition with the Pennsylvania Commonwealth Court for review of the PaPUC order. The matter is pending before the court. Subsequently, in April 1994, the nonutility generator filed a petition with the PaPUC seeking a declaratory order directing Met-Ed to enter into a contract for its 322 MW facility. Met-Ed intends to oppose this request and the matter is pending.

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,193 MW of capacity is currently in service and an additional 1,259 MW are currently scheduled or anticipated to be in service by 1998.

 CONSERVATION AND LOAD MANAGEMENT:

     The PaPUC completed its generic investigation into demand-side management
 (DSM) cost recovery mechanisms and issued a cost recovery and ratemaking order in December 1993. In April 1994, Met-Ed and Penelec each filed new DSM plans which include DSM initiatives totaling approximately 42 MW over a five-year period.

 ENVIRONMENTAL ISSUES:

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the GPU System expects to expend up to $380 million for air pollution control equipment by the year 2000. The estimates were reduced from $590 million primarily due to the postponement of two scrubber installations until after 2000. In developing its least-cost plan to comply with the Clean Air Act, GPU will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the affected stations are expected to be recoverable through the ratemaking process.

                                     PART II



 ITEM 1 -     LEGAL PROCEEDINGS

              Information concerning the current status of certain legal proceedings instituted against the Corporation and its subsidiaries as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 5 -     OTHER EVENTS

              As previously reported, GPUN believes that JCP&L's Oyster Creek nuclear station currently has sufficient on-site storage capacity to accommodate, under normal operating conditions, it's spent nuclear fuel while maintaining the ability to remove the entire reactor core, but that additional on-site storage capacity will be required beginning in 1996 in order to maintain the full core reserve margin. Loss of the full core reserve margin means that off-loading the entire core will not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. Contract commitments with an outside vendor have been made for the construction of incremental spent fuel dry storage capacity need for the period 1996 to 1998 at an estimated cost of $16 million. In March 1994, GPUN received approval from the Lacey Township Zoning Board to build the storage facility. The construction proposal is also contingent upon GPUN meeting certain other requirements including Nuclear Regulatory Commission approval and licensing. GPUN expects to receive the remaining authorizations necessary by October 1994.

 ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

              (b)  Reports on Form 8-K:

                   (1) For the month of April 1994, dated April 13, 1994, under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION



 May 5, 1994                     By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 May 5, 1994                     By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)