Form 10-Q/A
period 1994-05-06
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1994-03-31
CIK 40779

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

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                          Consolidated Balance Sheets

                                                                            In Thousands
                                                                     March 31,      December 31,
                                                                       1994             1993
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $8 515 634       $8 441 335
            Less, accumulated depreciation                          2 989 600        2 929 278
               Net utility plant in service                         5 526 034        5 512 057
            Construction work in progress                             277 165          267 381
            Other, net                                                219 749          214 178
               Net utility plant                                    6 022 948        5 993 616


          Current Assets:
            Cash and temporary cash investments                        70 940           25 843
            Special deposits                                           11 332           11 868
            Accounts receivable:
              Customers, net                                          283 063          253 186
              Other                                                   138 915           55 037
            Unbilled revenues                                          92 888          113 960
            Materials and supplies, at average cost or less:
              Construction and maintenance                            189 885          187 606
              Fuel                                                     46 922           51 676
            Deferred energy costs                                       3 543          (20 787)
            Deferred income taxes                                      19 357           29 586
            Prepayments                                                33 688           79 490
               Total current assets                                   890 533          787 465


          Deferred Debits and Other Assets:
            Three Mile Island Unit 2 deferred costs                   328 750          339 672
            Unamortized property losses                               112 121          113 566
            Deferred income taxes                                     292 613          275 257
            Income taxes recoverable through future rates             560 410          554 590
            Decommissioning funds                                     241 280          219 178
            Other                                                     591 295          559 943
               Total deferred debits and other assets               2 126 469        2 062 206





               Total Assets                                        $9 039 950       $8 843 287




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

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                                                                      In Thousands
                                                                      Three Months
                                                                     Ended March 31,
                                                                    1994          1993
          Operating Activities:
            Income before preferred dividends of subsidiaries    $ 128 417     $  88 017
            Adjustments to reconcile income to cash provided:
              Depreciation and amortization                         90 900        88 671
              Amortization of property under capital leases         15 815        15 567
              Nuclear outage maintenance costs, net                  7 965       (11 805)
              Deferred income taxes and investment tax
                credits, net                                        25 371        16 508
              Deferred energy costs, net                           (24 781)       10 684
              Accretion income                                      (3 922)       (4 311)
              Allowance for other funds used during construction      (647)       (1 200)
            Changes in working capital:
              Receivables                                          (92 684)      (19 016)
              Materials and supplies                                 2 475         8 449
              Special deposits and prepayments                      46 322       (29 757)
              Payables and accrued liabilities                      27 400        28 926
            Other, net                                             (20 103)       (9 780)
                 Net cash provided by operating activities         202 528       180 953

          Investing Activities:
            Cash construction expenditures                        (125 764)     (112 240)
            Contributions to decommissioning trust                  (9 030)       (5 282)
            Other, net                                              (2 267)       (3 735)
                 Net cash used for investing activities           (137 061)     (121 257)

          Financing Activities:
            Issuance of long-term debt                             139 087       278 143
            Decrease in notes payable, net                         (26 101)      (17 264)
            Retirement of long-term debt                           (64 000)      (99 998)
            Capital lease principal payments                       (14 980)      (10 579)
            Dividends paid on common stock                         (48 861)      (44 327)
            Dividends paid on preferred stock of subsidiaries       (5 515)       (8 694)
                 Net cash provided (required)
                   by financing activities                         (20 370)       97 281

          Net increase in cash and temporary
            cash investments from above activities                  45 097       156 977
          Cash and temporary cash investments,
            beginning of year                                       25 843        10 390
          Cash and temporary cash investments, end of period     $  70 940     $ 167 367

          Supplemental Disclosure:
            Interest paid (net of amount capitalized)            $  68 113     $  50 040
            Income taxes paid                                    $   9 067     $   8 149
            New capital lease obligations incurred               $   6 949     $   3 459
            Common stock dividends declared but not paid         $     -       $     -

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


                                 GENERAL PUBLIC UTILITIES CORPORATION



 May 5, 1994                     By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President
                                      and Treasurer



 May 5, 1994                     By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)