Form 10-Q
period 1994-06-30
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1994-08-08
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1994

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1994, was as follows:

       Common stock, par value $2.50 per share: 115,085,651 shares outstanding.

                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1994



                                Table of Contents



                                                                   Page

 PART I - Financial Information

       Financial Statements:
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

       Notes to Financial Statements                                  7

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  18


 PART II - Other Information                                         26


 Signatures                                                          27


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



                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                     June 30,       December 31,
                                                                       1994             1993
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $8 592 187       $8 441 335
            Less, accumulated depreciation                          3 047 231        2 929 278
               Net utility plant in service                         5 544 956        5 512 057
            Construction work in progress                             307 760          267 381
            Other, net                                                214 950          214 178
               Net utility plant                                    6 067 666        5 993 616


          Current Assets:
            Cash and temporary cash investments                        30 333           25 843
            Special deposits                                           11 570           11 868
            Accounts receivable:
              Customers, net                                          261 721          253 186
              Other                                                    51 252           55 037
            Unbilled revenues                                         121 718          113 960
            Materials and supplies, at average cost or less:
              Construction and maintenance                            189 465          187 606
              Fuel                                                     50 324           51 676
            Deferred energy costs                                       4 899          (20 787)
            Deferred income taxes                                       9 601           29 586
            Prepayments                                               238 535           79 490
               Total current assets                                   969 418          787 465


          Deferred Debits and Other Assets:
            Three Mile Island Unit 2 deferred costs                   162 328          339 672
            Unamortized property losses                               110 795          113 566
            Deferred income taxes                                     427 255          275 257
            Income taxes recoverable through future rates             560 728          554 590
            Decommissioning funds                                     247 037          219 178
            Other                                                     633 901          559 943
               Total deferred debits and other assets               2 142 044        2 062 206





               Total Assets                                        $9 179 128       $8 843 287




          The accompanying notes are an integral part of the consolidated financial statements.






                        GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                         Consolidated Balance Sheets

                                                                           In Thousands
                                                                     June 30,       December 31,
                                                                      1994              1993
                                                                   (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  314 458       $  314 458
            Capital surplus                                           668 928          667 683
            Retained earnings                                       1 715 678        1 813 490
               Total                                                2 699 064        2 795 631
            Less, reacquired common stock, at cost                    183 326          185 258
               Total common stockholders' equity                    2 515 738        2 610 373
            Cumulative preferred stock:
              With mandatory redemption                               150 000          150 000
              Without mandatory redemption                            158 242          158 242
            Long-term debt                                          2 433 260        2 320 384
               Total capitalization                                 5 257 240        5 238 999


          Current Liabilities:
            Debt due within one year                                   93 232          133 232
            Notes payable                                             396 646          216 056
            Obligations under capital leases                          168 326          161 744
            Accounts payable                                          261 848          300 181
            Taxes accrued                                             115 638          140 132
            Interest accrued                                           76 450           73 368
            Other                                                     193 031          169 976
               Total current liabilities                            1 305 171        1 194 689


          Deferred Credits and Other Liabilities:
            Deferred income taxes                                   1 415 125        1 389 241
            Unamortized investment tax credits                        160 573          170 108
            Three Mile Island Unit 2 future costs                     339 310          319 867
            Other                                                     701 709          530 383
               Total deferred credits and other liabilities         2 616 717        2 409 599

          Commitments and Contingencies (Note 1)





               Total Liabilities and Capital                       $9 179 128       $8 843 287




          The accompanying notes are an integral part of the consolidated financial statements.






                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                   Consolidated Statements of Income
                                              (Unaudited)
                                                                  In Thousands
                                                             (Except Per Share Data)
                                                      Three Months             Six Months
                                                     Ended June 30,         Ended June 30,
                                                     1994      1993        1994        1993
      Operating Revenues                          $ 873 533  $863 236   $1 810 742  $1 744 390

      Operating Expenses:
        Fuel                                         87 391    79 805      190 698     172 020
        Power purchased and interchanged            210 323   207 710      444 825     429 134
        Deferral of energy costs, net                  (344)   21 812      (25 114)     32 276
        Other operation and maintenance             368 309   227 629      601 420     427 613
        Depreciation and amortization                86 301    91 984      176 114     178 576
        Taxes, other than income taxes               82 615    81 731      173 568     166 609
            Total operating expenses                834 595   710 671    1 561 511   1 406 228

      Operating Income Before Income Taxes           38 938   152 565      249 231     338 162
        Income taxes                                 (6 762)   35 757       46 935      87 293
      Operating Income                               45 700   116 808      202 296     250 869

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                  680     1 026        1 326       2 226
        Other income/(expense), net                (201 608)    3 220     (143 999)      6 649
        Income taxes                                 86 925    (1 235)      63 626      (3 458)
            Total other income and deductions      (114 003)    3 011      (79 047)      5 417

      Income/(Loss) Before Interest Charges
        and Preferred Dividends                     (68 303)  119 819      123 249     256 286

      Interest Charges and Preferred Dividends:
        Interest on long-term debt                   46 061    48 710       92 204      94 774
        Other interest                                7 010     5 190       25 519       9 104
        Allowance for borrowed funds used
          during construction                        (1 548)   (1 345)      (3 065)     (2 873)
        Preferred stock dividends of
          subsidiaries                                5 516     8 694       11 031      17 388
            Total interest charges and
              preferred dividends                    57 039    61 249      125 689     118 393

      Net Income/(Loss)                           $(125 342) $ 58 570   $   (2 440) $  137 893

      Earnings/(Loss) Per Average Share           $   (1.09) $    .52   $     (.02) $     1.24

      Average Common Shares Outstanding             115 119   110 883      115 092     110 871

      Cash Dividends Paid Per Share               $     .45  $    .40   $     .875  $      .80


      The accompanying notes are an integral part of the consolidated financial statements.





                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                             Consolidated Statements of Cash Flows
                                             (Unaudited)
                                                                               In Thousands
                                                                                Six Months
                                                                              Ended June 30,
                                                                           1994          1993
      Operating Activities:
        Income before preferred dividends of subsidiaries               $   8 591     $ 155 281
        Adjustments to reconcile income to cash provided:
          Depreciation and amortization                                   180 103       179 534
          Amortization of property under capital leases                    30 698        33 861
          Three Mile Island Unit 2 costs                                  183 944          -
          Voluntary enhanced retirement program                           126 964          -
          Nuclear outage maintenance costs, net                            15 297        (2 635)
          Deferred income taxes and investment tax
            credits, net                                                  (98 835)       14 506
          Deferred energy costs, net                                      (24 908)       32 747
          Accretion income                                                 (7 641)       (8 469)
          Allowance for other funds used during construction               (1 327)       (2 226)
        Changes in working capital:
          Receivables                                                     (12 565)      (27 132)
          Materials and supplies                                             (507)        2 897
          Special deposits and prepayments                               (158 780)      (45 213)
          Payables and accrued liabilities                                (21 997)     (231 693)
        Other, net                                                         (4 061)      (15 784)
             Net cash provided by operating activities                    214 976        85 674

      Investing Activities:
        Cash construction expenditures                                   (245 213)     (226 546)
        Contributions to decommissioning trust                            (16 647)      (56 457)
        Other, net                                                        (60 534)       (9 014)
             Net cash used for investing activities                      (322 394)     (292 017)

      Financing Activities:
        Issuance of long-term debt                                        178 787       689 089
        Increase in notes payable, net                                    180 661        62 110
        Retirement of long-term debt                                     (107 200)     (377 899)
        Capital lease principal payments                                  (28 684)      (24 973)
        Dividends paid on common stock                                   (100 625)      (88 655)
        Dividends paid on preferred stock of subsidiaries                 (11 031)      (17 388)
             Net cash provided by financing activities                    111 908       242 284

      Net increase in cash and temporary
        cash investments from above activities                              4 490        35 941
      Cash and temporary cash investments,
        beginning of year                                                  25 843        10 390
      Cash and temporary cash investments, end of period                $  30 333     $  46 331

      Supplemental Disclosure:
        Interest paid (net of amount capitalized)                       $ 108 672     $ 107 130
        Income taxes paid                                               $  34 730     $  73 170
        New capital lease obligations incurred                          $  32 855     $  34 341
        Common stock dividends declared but not paid                    $  51 786     $  47 116

      The accompanying notes are an integral part of the consolidated financial statements.

                                                   6

 GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      General Public Utilities Corporation (the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Corporation also owns all the common stock of GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc. (EI). In April 1994, General Portfolios Corporation (GPC) merged into its then subsidiary EI. EI develops, owns and operates nonutility generating facilities. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.

 1.   COMMITMENTS AND CONTINGENCIES

 NUCLEAR FACILITIES

      The Subsidiaries have made investments in three major nuclear projects -
 - Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At June 30, 1994, the Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $648 million and $796 million, respectively. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L.

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The GPU System may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

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

      If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the GPU System.

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Subsidiaries had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million.

      The insurers of TMI-2 have been providing a defense against all TMI-2 accident related claims against the Corporation and the Subsidiaries and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, on March 30, 1994, that the insurers would withdraw their reservation of rights.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is now scheduled to begin in April 1995. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied in February 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. On July 13, 1994, however, the Court granted defendant's motion for interlocutory appeal of its February 1994 order, stating that the punitive damage claims and the duty owed by the defendants raise questions of law that contain substantial grounds for differences of opinion.

      In an Order issued in April 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against the Corporation and the Subsidiaries; and (2) stated in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.

                         NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy.

      In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding targets (in 1994 dollars) for TMI-1 and Oyster Creek are $157 million and $189 million, respectively. Based on NRC studies, a comparable funding target for TMI-2 (in 1994 dollars), which takes into account the accident, is $250 million. The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not actual cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million and $239 to $350 million, respectively (adjusted to 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million and $48 million, respectively (adjusted to 1994 dollars).

      The ultimate cost of retiring the GPU System's nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies and cannot now be more reasonably estimated than the level of the NRC funding target because such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and non-radiological costs. In addition, the Subsidiaries have contributed to external trusts amounts written off for TMI-2 nuclear plant decommissioning in 1990 and 1991 and expect to make further contributions beginning in 1995 for amounts written off in 1994 described below.

 TMI-1 and Oyster Creek:

      JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates, for the cost of removal of nonradiological structures and materials at each plant based on its share of an estimated $15.3 million for TMI-1 and $31.6 million for Oyster Creek. In 1993, the Pennsylvania Public Utility Commission (PaPUC) granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Also in 1993, the PaPUC approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $38 million for TMI-1 and $93 million for Oyster Creek at June 30, 1994. Oyster Creek and TMI-1 retirement costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.

 TMI-2:

      The Corporation and its Subsidiaries have recorded a liability amounting to $250 million as of June 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability in the amount of $20 million for incremental costs specifically attributable to monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Subsidiaries had recorded a liability in the amount of $71 million for nonradiological cost of removal. Expenditures for such costs through June 1994 have reduced the liability to $69 million. The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet.

      In March 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. The recovery of these TMI-2 retirement costs was to begin when the amortization of the TMI-2 investment ended in 1994. In May 1993, the Pennsylvania Office of Consumer Advocate filed a petition for review with the Pennsylvania Commonwealth Court seeking to set aside the PaPUC's 1993 rate order. On July 11, 1994, the Commonwealth Court reversed the PaPUC order. Met-Ed plans to petition the Pennsylvania Supreme Court to review the decision. As a consequence of the Commonwealth Court decision, Met-Ed recorded pre-tax charges totaling $127.6 million. Penelec, because it is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million for its share of such costs applicable to its
 retail customers.   These charges appear in the Other Income and Deductions
 section of the Income Statement and are composed of $121.0 million for radiological decommissioning costs, $48.2 million for the nonradiological cost of removal and $14.7 million for incremental monitored storage costs. Met-Ed and Penelec plan to begin making nonrecoverable funding contributions to external trusts for these costs in the second half of 1995 to fund their share of these costs. The Pennsylvania Subsidiaries will be similarly required to charge to expense their share of future increases (described above) in the estimate of the costs of retiring TMI-2. Future earnings on trust fund deposits for Met-Ed and Penelec will be recorded as income. Prior to the Commonwealth Court's decision, Met-Ed and Penelec expensed and contributed $40 million and $20 million respectively, to external trusts relating to their nonrecoverable shares of the accident-related portion of the decommissioning liability. JCP&L has also expensed and made a nonrecoverable contribution of $15 million to an external decommissioning trust. JCP&L's share of earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit-2 Deferred Costs as collectible from customers.

      The New Jersey Board of Public Utilities (NJBPU), formerly the New
 Jersey Board of Regulatory Commissioners, has granted decommissioning revenues for JCP&L's share of the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. JCP&L, which is not affected by the Commonwealth Court's ruling, intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

      As a result of TMI-2's entering long-term monitored storage, in late 1993, the Subsidiaries began incurring incremental annual storage costs of approximately $1 million. The Subsidiaries estimate that incremental monitored storage costs will total $20 million through 2014, the expected retirement date of TMI-1. JCP&L's $5 million share of these costs has been recognized in rates by the NJBPU.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $9.1 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

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

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the GPU System expects to expend up to $380 million for air pollution control equipment by the year 2000. The GPU System has reduced its previous estimate from $590 million to $380 million primarily due to the postponement of two scrubber installations until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. Management believes that costs associated with the capital invested in this equipment and the increased operating costs of the affected stations should be recoverable through the ratemaking process.

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

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly-owned manufactured gas plant sites. One of these sites has been repurchased by JCP&L. JCP&L has also entered into various cost sharing agreements with other utilities for some of the sites. At June 30, 1994, JCP&L has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

      In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. JCP&L is awaiting a final NJBPU order. JCP&L is pursuing reimbursement of the above costs from its insurance carriers, and will seek to recover costs to the extent not covered by insurance through this mechanism.

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

                       OTHER COMMITMENTS AND CONTINGENCIES

      During the second quarter, the Corporation announced it was offering voluntary enhanced retirement programs to certain employees. The enhanced retirement programs are part of a corporate realignment announced in February 1994. At that time, the Corporation said that its goal was to achieve $80 million in annual cost savings by the end of 1996. Approximately 82% of eligible employees have accepted the retirement programs, resulting in a pre-tax charge to earnings of $127 million. These charges are included as Other operation and maintenance expense on the Income Statement.

      The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Office of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, JCP&L and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU requesting that the NJBPU dismiss contentions being made by Ratepayer Advocate that adjustments for alleged "double recovery" in prior periods are warranted. Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double-recovery" for JCP&L for the 1988-92 LEAC periods would be approximately $102 million. In February 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEACs remain open for further investigation. It is anticipated that the proceeding will be transmitted to the Office of Administrative Law for further action. Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $28 million through February 1995, the end of the current LEAC period. Management is unable to estimate the outcome of this proceeding.

      As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the GPU System's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

      If a portion of the GPU System's operations continues to be regulated and meets the above criteria, FAS 71 accounting may only be applied to that portion. Write-offs of utility plant and regulatory assets may result for those operations that no longer meet the requirements of FAS 71. In addition, under deregulation, the uneconomical costs of certain contractual commitments for purchased power and/or fuel supplies may have to be expensed currently. Management believes that to the extent that the GPU System no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of operations and financial position may result.

      The Subsidiaries have entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase all of the power produced up to the contract limits. The agreements have been approved by the state regulatory commissions and permit the Subsidiaries to recover energy and demand costs from customers through their energy clauses. These agreements provide for the sale of approximately 2,457 MW of capacity and energy to the GPU System by the mid-to-late 1990s. As of June 30, 1994, facilities covered by these agreements having 1,198 MW of capacity were in service with another 215 MW scheduled to commence operation in 1994. The estimated cost of these agreements for 1994 is $551 million. The price of the energy and capacity to be purchased under these agreements is determined by the terms of the contracts. The rates payable under a number of these agreements are substantially in excess of current market prices. While the Subsidiaries have been granted full recovery of these costs from customers by the state commissions, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the System's energy supply needs which, in turn, has caused the Subsidiaries to change their supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Subsidiaries are attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation contracts where opportunities arise. The extent to which the Subsidiaries may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before both the NJBPU and the PaPUC, as well as to litigation and may result in claims against the Subsidiaries for substantial damages. There can be no assurance as to the outcome of these matters.

      JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. At the request of the PaPUC, Met-Ed and Penelec, as well as the other Pennsylvania utilities, have supplied the PaPUC with proposals for the establishment of a nuclear performance standard. Met-Ed and Penelec expect the PaPUC to adopt a generic nuclear performance standard as a part of their respective energy cost rate (ECR) clauses during the latter part of 1994 or early 1995.

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


 2.   INCOME TAXES

      In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Subsidiaries recorded net income tax refunds aggregating $17 million based on the retirement of TMI-2 for tax purposes. Met-Ed and Penelec have requested the PaPUC to approve reduced charges to customers for their respective shares of the tax refund over the twelve-month period beginning September 1, 1994. JCP&L intends to refund the tax refund amounts to its customers by reducing the recovery period for its investment in TMI-2. Income tax amounts refunded will have no effect on net income.

      At the same time, the Subsidiaries also recorded a total of $46 million of net interest income representing net interest receivable from the Internal Revenue Service associated with this refund settlement.


 3.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      In March 1993, the PaPUC issued a generic policy statement permitting the deferral of incremental expense associated with the adoption by Pennsylvania utilities of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

      Consistent with the PaPUC policy statement, in 1993 Penelec filed a petition with and the PaPUC issued a declaratory order approving the annual deferral of such FAS 106 incremental expense until such expense can be recognized in Penelec's base rates.

      In a proceeding involving an unaffiliated Pennsylvania utility, the Pennsylvania Office of the Consumer Advocate (OCA) appealed a PaPUC declaratory order permitting that utility to defer its incremental FAS 106 expense pending its next base rate order. On May 26, 1994, the Pennsylvania Commonwealth Court reversed the PaPUC's declaratory order stating that FAS 106 expense incurred after January 1, 1993 (the effective date for the FAS 106 accounting change) but prior to its next base rate case could not be deferred for future recovery as part of a later base rate case order, and that to assure such future recovery constituted unlawful retroactive ratemaking.

      Under these circumstances, management has determined that continued deferral by Penelec of incremental FAS 106 expense is no longer appropriate. Therefore, during the second quarter Penelec wrote off $14.6 million of such expense deferred since January 1, 1993. In addition, $4.0 million of Penelec's FAS 106 unrecognized transition obligation resulting from employees who have elected to participate in the voluntary enhanced retirement programs, was also written off during the second quarter. These charges appear in the Other Income and Deductions section of the Income Statement. Moreover, Penelec will annually charge to income approximately $9.6 million for the incremental FAS 106 expense, currently applicable to retail customers.

      The Court's ruling in this case does not affect Met-Ed, which had earlier received PaPUC authorization as part of a 1993 retail base rate order to defer incremental FAS 106 expense. In addition, the Court affirmed in June 1994 a PaPUC base rate order granting an unaffiliated water utility recovery in current rates of its transition obligation resulting from the adoption of FAS 106, however, the OCA has filed a petition with the Pennsylvania Supreme Court to review the Commonwealth Court's decision. The NJBPU provided rate treatment for incremental postretirement benefit costs, pursuant to FAS 106, in JCP&L's 1993 retail base rate order.

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

 RESULTS OF OPERATIONS

       GPU experienced a net loss for the three months ended June 30, 1994 amounting to $125.3 million, or a $1.09 loss per share, compared with net income of $58.6 million, or earnings per share of $0.52, for the three months ended June 30, 1993. For the six months ended June 30, 1994, GPU realized a $2.4 million net loss, or a $0.02 loss per share, compared with net income of $137.9 million, or earnings per share of $1.24, for the comparable 1993 period.

       Net income for the three months ended June 30, 1994 would have been $66.3 million, or $0.57 per share, if not for certain second quarter charges to income totaling $329.5 million ($191.6 million after taxes), or $1.66 per share.

       Earnings for the three months ended June 30, 1994 were negatively affected by a $183.9 million write-off of certain estimated TMI-2 future costs resulting from an unfavorable Pennsylvania Commonwealth Court order, a $127.0 million charge to income for costs related to the Voluntary Enhanced Retirement Programs, and a $18.6 million write-off of postretirement benefit costs not considered likely to be recovered through ratemaking. The same factors affecting the quarterly results also affected results for the six month period. Increased other operation and maintenance expenses, which included higher emergency and winter storm repair costs, also contributed to the earnings reduction in the current six month period.

       The effect of these losses was partially offset by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2, increased sales due primarily to the colder-than-normal winter weather as compared to last year, and increased revenues resulting from the continued positive effects of a February 1993 retail base rate increase at JCP&L.

 OPERATING REVENUES:

       Revenues increased 1.2% to $873.5 million in the three months ended June 30, 1994 as compared with the same period in 1993. For the six months ended June 30, 1994, revenues increased 3.8% to $1.8 billion as compared to the year ago period. The components of the changes are as follows:

                                               (In Millions)
                                         Three Months   Six Months
                                            Ended          Ended
                                        June 30, 1994  June 30, 1994
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)           $ 16.0          $ 42.7
    Rate increase                             -              20.8
    Energy revenues                         (10.0)           (8.0)
    Other revenues                            4.3            10.8
         Increase in revenues              $ 10.3          $ 66.3

 Kilowatt-hour revenues

     KWH revenues increased in the three and six months ended June 30, 1994 principally due to increased sales resulting from seasonal weather effects, particularly the colder-than-normal winter weather as compared to last year, and new customer additions, which mostly occurred in New Jersey.

 Energy revenues

     Changes in energy revenues do not affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues decreased in each period due to a reduction in sales to other utilities offset slightly by increases in the Pennsylvania energy cost rates in effect.

 Other revenues

     Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as they are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the three and six months ended June 30, 1994 were favorably impacted by a reduction in reserve capacity expense primarily resulting from the replacement of expiring utility purchase contracts at lower rates.

 Other operation and maintenance

     The increase in other operation and maintenance (O&M) expense for the three and six months ended June 30, 1994 is largely attributable to a $127.0 million charge for costs related to the Voluntary Enhanced Retirement Programs. Other O&M expense also increased in the six month period due to higher emergency and winter storm repairs.

       For more information concerning charges for the Voluntary Enhanced Retirement Programs and their affect on the GPU System, see Competition in the Liquidity and Capital Resources section.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in both periods is principally related to the write-off of estimated TMI-2 future costs and postretirement benefit costs. The effect of these write-offs was partially offset in the six month period by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

     On July 11, 1994, the Pennsylvania Commonwealth Court overturned a 1993 Pennsylvania Public Utility Commission (PaPUC) order that permitted Met-Ed to recover estimated TMI-2 future costs from customers. As a result, second quarter charges were taken at Met-Ed totaling $127.6 million. Penelec recorded charges of $56.3 million for their share of such costs. These charges were composed of $169.2 million for retirement costs and $14.7 million for monitored storage costs. For more information concerning these charges, see Note 1 to the consolidated financial statements.

     In the second quarter of 1994, Penelec wrote-off $14.6 million in deferred postretirement benefit costs related to the adoption of Statement of Financial Accounting Standards No. 106 as a result of a Commonwealth Court decision reversing a PaPUC order that allowed a nonaffiliated utility, outside a base rate case, to defer certain postretirement benefit costs for future recovery from customers. Penelec had deferred such costs under a similar accounting order issued by the PaPUC. In addition, Penelec wrote-off $4.0 million for the remaining transition obligation related to postretirement benefit costs for the employees who participated in the Voluntary Enhanced Retirement Programs. For additional information concerning this charge totaling $18.6 million, see Note 3 to the consolidated financial statements.

 INTEREST CHARGES and PREFERRED DIVIDENDS:

     Other interest increased in the six month period primarily due to the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The GPU System's capital needs for the six months ended June 30, 1994 consisted of $245 million for cash construction expenditures and $43 million for maturing obligations. Construction expenditures for the year were originally forecasted to be $663 million, and totaled $1.3 billion for the 1994/1995 period. In conjunction with the GPU System's plans to enhance its competitive position, the 1994/1995 construction forecast had been reduced to $1.2 billion. As a result of the adverse Pennsylvania rate treatment of TMI-2 retirement costs, the GPU System's goal is to further reduce its construction spending by $100 million, bringing the 1994/1995 construction forecast to $1.1 billion. The GPU System's latest construction forecast for 1994 reflects a reduced spending level of $586 million. In addition, Met-Ed and Penelec plan to begin making nonrecoverable funding contributions to external trusts in the second half of 1995 to fund their share of the TMI-2 retirement costs. Expenditures for maturing debt are expected to be $133 million for 1994. Management estimates that approximately one-half of the 1994 capital needs will be satisfied through internally generated funds.

 FINANCING:

     In the second quarter of 1994, Penelec issued $40 million of 8.38% series first mortgage bonds (FMBs), the net proceeds from which were used to redeem $40 million principal amount of 9.35% series bonds that matured in May 1994.

     In July 1994, Penelec issued $105 million of Monthly Income Preferred Securities (MIPS) through Penelec Capital, a special purpose finance subsidiary. Penelec Capital then loaned the proceeds to Penelec with Penelec issuing its deferrable interest subordinated debentures to Penelec Capital. Penelec will take a tax deduction for interest paid on the subordinated debentures and, at the same time, receive some preferred equity recognition by the credit rating agencies for the MIPS. Penelec, through this subsidiary, has authority to issue an additional $20 million of MIPS.

     Met-Ed has PaPUC approval, and is awaiting Securities and Exchange Commission (SEC) approval, for a $125 million MIPS program. Depending upon market conditions, Met-Ed expects to issue MIPS in the third quarter of 1994.

     The Subsidiaries have regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995. Under existing authorization, JCP&L, Met-Ed and Penelec may issue senior securities in the amount of $275 million, $250 million and $290 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     As a result of the TMI-2 future costs write-offs, together with certain other costs recognized in the second quarter of 1994, Met-Ed will be unable to meet the interest and preferred dividend coverage requirements in its indenture and charter, respectively, until the third quarter of 1995. Therefore, Met-Ed's ability to issue senior securities through June 1995 will be limited to the issuance of FMBs on the basis of previously issued and retired bonds amounting to $65 million. Penelec has sufficient coverage to issue only up to $80 million of FMBs and $12 million of preferred stock at an assumed 9% interest and dividend rate through June 1995. In addition, Penelec will have the ability to issue $68 million of FMBs on the basis of previously issued and retired bonds. The ability of Met-Ed and Penelec to issue MIPS, which have no such coverage restrictions, is not affected by these write-offs. JCP&L currently has the ability to issue $258 million of FMBs on the basis of previously issued and retired bonds and has interest and dividend coverage ratios currently well in excess of indenture and charter restrictions.

     GPU plans to seek regulatory approval to issue up to approximately $125 million of additional common stock through 1995. The sale of such additional common stock would be principally designed to restore the Subsidiaries' common equity ratios and maintain their current bond ratings in light of the substantial second quarter 1994 write-offs.

     The GPU System's ability to obtain external financing is reflected in the Subsidiaries' security ratings, which are periodically reviewed by the three major credit rating agencies. In June 1994, Standard & Poor's (S&P) and Duff & Phelps (D&P) lowered the security ratings of JCP&L citing relatively high customer rates and a perceived credit risk associated with large purchase power commitments. As a result of these actions, S&P and D&P assigned JCP&L's first mortgage bonds a BBB+ rating, preferred stock a BBB rating, and commercial paper a Duff 2 rating.

     The S&P rating outlook, which is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry, was also revised for each of the Subsidiaries. JCP&L was revised to "stable" from "negative" since S&P thought the newly assigned BBB+ bond rating should be sustainable going forward without further decline presently anticipated. Met-Ed and Penelec's rating outlooks were lowered from "stable" to "negative". Met-Ed was adversely effected due to projected cost increases associated with currently committed future nonutility generation power sources. Penelec, though their position was recognized as strong, was given a negative outlook due to S&P's judgement that there has been a general weakening of overall System credit quality.

     Following a review that was prompted by the Commonwealth Court's order denying recovery of TMI-2 future costs, Moody's downgraded the Subsidiaries' credit ratings in August 1994 citing Met-Ed and Penelec's weakened financial flexibility and constraints on GPU's plans to strengthen the Subsidiaries' financial profiles to meet competitive challenges. Moody's now assigns the FMBs of Met-Ed and JCP&L an equivalent BBB+ rating, and Penelec an equivalent A- rating; preferred stock of Met-Ed and JCP&L an equivalent BBB rating, and Penelec an equivalent BBB+ rating; and commercial paper for each of the Subsidiaries a Prime 2 rating. Though unaffected by the Court's order, JCP&L's credit ratings were reduced for similar System and industry reasons. Met-Ed and Penelec's credit ratings were reaffirmed by D&P. S&P has indicated that the effect of the Court's order on Met-Ed and Penelec's credit ratings is uncertain pending its review of a more detailed strategy from management to deal with the ruling's financial implications. S&P determined that JCP&L's rating outlook will be unaffected by the Court order. Although credit quality has been reduced, the Subsidiaries' credit ratings remain above investment grade.

     In June 1994, Moody's announced that it developed a new method to calculate the minimum price an electric utility must charge its customers in order to recover all of its generation costs. Moody's believes that an assessment of relative cost position will become increasingly critical to the credit analysis of electric utilities in a competitive marketplace. Specific rating actions are not anticipated, however, until the pace and implications of utility market deregulation are more certain.

 NONUTILITY BUSINESS:

     In June 1994, Energy Initiatives, Inc. (EI) completed its acquisition of North Canadian Power, Inc. (NCP) together with four of the five NCP operating projects. It is anticipated that the necessary consents will be obtained to acquire the remaining project during the third quarter of 1994.

 GPU GENERATION CORPORATION:

     In March 1994, the Subsidiaries filed applications seeking regulatory approval to enter into operating agreements with GPU Generation Corporation (GPUGC) pursuant to GPU's reorganization plan announced in February 1994. If approved, GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all non-nuclear generation facilities owned and operated by the Subsidiaries as well as the responsibility for the design, construction, start-up and testing of any new non-nuclear generation facilities which the Subsidiaries may need in the future. The Subsidiaries' applications are pending before the New Jersey Board of Public Utilities (NJBPU), the PaPUC and the SEC. One of Penelec's municipal wholesale customers has requested that the SEC hold an evidentiary hearing on the Subsidiaries' application.

 COMPETITION:

     In April 1994, GPU announced that it offered Voluntary Enhanced
 Retirement Programs to certain bargaining and non-bargaining employees as part of a corporate realignment plan designed to reduce costs and enhance GPU's future competitive position in the changing electric utility industry.
 Results for the three months ended June 30, 1994 reflect the acceptance by approximately 1,350 employees, representing about 11% of the GPU System work force. The future payroll savings expected from the retirement program are estimated to be $59 million annually. The early retirement costs will be paid from pension and postretirement benefit plan trusts. Savings from the Programs reflect limiting the replacement of employees to 10% and are expected to begin in the third quarter of 1994.

     In April 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry. The PaPUC directed that all interested parties file comments within five months on such issues as: whether the electric transmission and generation systems should be opened to retail wheeling, and what would be the effects on the Pennsylvania economy; the appropriate pricing methodology for wheeling services; treatment of stranded investment; the benefits, if any, for the customer; the impact on the obligation to serve and the public policy goal of universal service; the impact of retail wheeling on transmission safety and reliability; utility financial health; and, ratemaking and legal issues. Following the initial comment period, parties would have an additional month to file replies. A PaPUC Staff report is expected to be issued in early 1995, following which the PaPUC is to decide whether to conduct a rulemaking proceeding.

     In May 1994, the NJBPU approved JCP&L's request to enter into individual contracts to provide electric service to large commercial and industrial customers.

     In June 1994, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking regarding the recovery by utilities of legitimate and verifiable stranded costs. Among other things, the FERC has proposed that utilities be allowed to recover such stranded costs associated with existing wholesale requirements contracts, but not under new wholesale contracts unless expressly provided for in the contract. With respect to so-called retail stranded costs, while it stated a "strong" policy preference that state regulatory agencies address recovery of these costs, the FERC also set forth alternative proposals for how it would address the matter if the states failed to do so. Subsequent to FERC's Notice of Proposed Rulemaking, however, the U.S. Court of Appeals for the District of Columbia in an unrelated case questioned the FERC's authority to permit utilities to recover stranded costs. The Court directed that the FERC conduct an evidentiary hearing in the case to determine whether permitting stranded cost recovery was so inherently anticompetitive as to violate antitrust laws.

 MEETING ENERGY DEMANDS:

     In 1993, the NJBPU asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there are any candidates for potential buy out or other remedial measures. JCP&L identified a 100 MW project now under development, which it believes is economically undesirable based on current cost projections. In November 1993, the NJBPU directed JCP&L and the developer to attempt to negotiate contract repricing to a level more consistent with JCP&L's current avoided cost projections or a contract buy out. JCP&L and the developer were unable to reach an agreement and pursuant to a NJBPU order, hearings on this matter are being held. The developer has contested the NJBPU's authority in this matter in the federal courts. In March 1994, the U.S. District Court granted JCP&L's motion to dismiss the developer's complaint, holding that the federal courts did not have jurisdiction. The developer has appealed the decision to the U.S. Court of Appeals.

     In January 1994, the NJBPU issued an order granting two nonutility generators, having a total of 200 MW under contract with JCP&L, an extension in the in-service date for projects originally scheduled to be operational in 1997. JCP&L appealed the NJBPU's decision to the Appellate Division of the New Jersey Superior Court in June 1994. The NJBPU order extends the in-service date for one year plus the period until JCP&L's appeals are decided.

     In January 1994, JCP&L issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options. JCP&L is seeking proposals from utility and nonutility generation suppliers for periods of one to eight years in length and capable of delivering electric power in 1996. This solicitation is expected to fulfill a significant part of the uncommitted sources identified in GPU's supply plan. JCP&L received bids and is continuing the evaluation process, which is expected to be completed during the third quarter of 1994.

     JCP&L is contesting before the NJBPU the request of one nonutility generation developer to unilaterally extend the project's commercial operation date and has opposed the request of another potential developer for a long-term contract to sell JCP&L 200 MW of energy annually. In June 1994, the

 NJBPU denied the first developer's petition. The NJBPU has transmitted the other developer's petition to the Administrative Law Office as a contested case for evidentiary hearings.

     In February 1994, the PaPUC approved the application filed by Met-Ed for construction of a 134 MW gas-fired combustion turbine adjacent to its Portland Generating Station at an estimated cost of $50 million. Two nonutility generators seeking to sell Met-Ed baseload capacity have formally opposed the PaPUC application approval and have requested review of the PaPUC order by the Commonwealth Court. In addition, in April 1994, one of these nonutility generators filed another petition with the PaPUC to obtain a long-term contract from Met-Ed for the sale of energy and capacity. Met-Ed filed an opposition to this request along with an additional request for dismissal. These matters are pending.

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,198 MW of capacity is currently in service and an additional 1,259 MW are currently scheduled or anticipated to be in service by 1999.

 CONSERVATION AND LOAD MANAGEMENT:

     The PaPUC completed its generic investigation into demand-side management
 (DSM) cost recovery mechanisms and issued a cost recovery and ratemaking order in December 1993. In April 1994, Met-Ed and Penelec each filed new DSM plans which include DSM initiatives totaling approximately 42 MW over a five-year period. Met-Ed and Penelec are awaiting a PaPUC decision.

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

 ITEM 5 -    OTHER EVENTS

             As previously reported, GPUN believes that JCP&L's Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin. Loss of the full core reserve margin would mean that off-loading the entire core would not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. Lacey Township has issued a construction permit and construction of the estimated $16 million dry storage facility commenced during July 1994. On May 19, 1994, however, Berkeley Township and other parties appealed the use variance granted by the Lacey Township Zoning Board. The appeal, which is pending in the New Jersey Supreme Court, is not expected to delay the construction schedule for the storage facility.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

             (b)   Reports on Form 8-K:

                   (1)   For the month of May 1994, dated June 10, 1994 under
                         Item 5 (Other Events).

                   (2)   For the month of July 1994, dated July 12, 1994 under
                         Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION



 August 8, 1994                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 August 8, 1994                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)