Form 10-Q
period 1994-09-30
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1994-11-04
CIK 40779

WASHINGTON, D.C. 20549
                                               FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1994

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1994, was as follows:

       Common stock, par value $2.50 per share: 115,149,651 shares outstanding.





                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1994



                                Table of Contents



                                                                   Page

 PART I - Financial Information

       Financial Statements:
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

       Notes to Financial Statements                                  7

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  18


 PART II - Other Information                                         25


 Signatures                                                          26


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

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                   September 30,    December 31,
                                                                        1994            1993
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $8 683 173       $8 441 335
            Less, accumulated depreciation                          3 107 982        2 929 278
               Net utility plant in service                         5 575 191        5 512 057
            Construction work in progress                             332 250          267 381
            Other, net                                                204 263          214 178
               Net utility plant                                    6 111 704        5 993 616


          Other Property and Investments:
            Nuclear decommissioning trusts                            262 371          219 178
            Nonregulated investments, net                             104 158           31 830
            Nuclear fuel disposal fund                                 84 884           82 095
            Other, net                                                 30 044           29 662
               Total other property and investments                   481 457          362 765


          Current Assets:
            Cash and temporary cash investments                        84 310           25 843
            Special deposits                                           11 468           11 868
            Accounts receivable:
              Customers, net                                          257 861          253 186
              Other                                                    45 499           55 037
            Unbilled revenues                                          93 796          113 960
            Materials and supplies, at average cost or less:
              Construction and maintenance                            186 250          187 606
              Fuel                                                     50 857           51 676
            Deferred energy costs                                         922          (20 787)
            Deferred income taxes                                       5 163           29 586
            Prepayments                                               223 216           79 490
               Total current assets                                   959 342          787 465


          Deferred Debits and Other Assets:
            Three Mile Island Unit 2 deferred costs                   157 630          339 672
            Unamortized property losses                               109 501          113 566
            Deferred income taxes                                     436 377          275 257
            Income taxes recoverable through future rates             560 521          554 590
            Other                                                     414 630          416 356
               Total deferred debits and other assets               1 678 659        1 699 441



               Total Assets                                        $9 231 162       $8 843 287




          The accompanying notes are an integral part of the consolidated financial statements.

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                   September 30,    December 31,
                                                                        1994            1993
                                                                    (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  314 458       $  314 458
            Capital surplus                                           663 365          667 683
            Retained earnings                                       1 826 928        1 813 490
               Total                                                2 804 751        2 795 631
            Less, reacquired common stock, at cost                    182 068          185 258
               Total common stockholders' equity                    2 622 683        2 610 373
            Cumulative preferred stock:
              With mandatory redemption                               150 000          150 000
              Without mandatory redemption                            133 177          158 242
            Preferred securities of subsidiaries                      205 000             -
            Long-term debt                                          2 392 786        2 320 384
               Total capitalization                                 5 503 646        5 238 999



          Current Liabilities:
            Debt due within one year                                   93 735          133 232
            Notes payable                                             235 836          216 056
            Obligations under capital leases                          163 370          161 744
            Accounts payable                                          237 336          300 181
            Taxes accrued                                             195 222          140 132
            Interest accrued                                           53 923           73 368
            Other                                                     132 965          169 976
               Total current liabilities                            1 112 387        1 194 689



          Deferred Credits and Other Liabilities:
            Deferred income taxes                                   1 421 579        1 389 241
            Unamortized investment tax credits                        158 632          170 108
            Three Mile Island Unit 2 future costs                     338 928          319 867
            Other                                                     695 990          530 383
               Total deferred credits and other liabilities         2 615 129        2 409 599



          Commitments and Contingencies (Note 1)





               Total Liabilities and Capital                       $9 231 162       $8 843 287



          The accompanying notes are an integral part of the consolidated financial statements.



                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                   Consolidated Statements of Income
                                              (Unaudited)
                                                                  In Thousands
                                                             (Except Per Share Data)
                                                      Three Months            Nine Months
                                                  Ended September 30,     Ended September 30,
                                                    1994       1993        1994        1993
      Operating Revenues                          $994 672   $990 160   $2 805 414  $2 734 550

      Operating Expenses:
        Fuel                                        96 216    101 757      286 914     273 777
        Power purchased and interchanged           230 087    239 429      674 912     668 563
        Deferral of energy costs, net                4 826    (17 022)     (20 288)     15 254
        Other operation and maintenance            244 941    224 064      846 361     651 677
        Depreciation and amortization               85 519     89 186      261 633     267 762
        Taxes, other than income taxes              94 193     95 265      267 761     261 874
            Total operating expenses               755 782    732 679    2 317 293   2 138 907

      Operating Income Before Income Taxes         238 890    257 481      488 121     595 643
        Income taxes                                69 876     80 834      116 811     168 127
      Operating Income                             169 014    176 647      371 310     427 516

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                 766      1 638        2 092       3 864
        Other income/(expense), net                  3 026      6 761     (140 973)     13 410
        Income taxes                                (2 014)    (1 768)      61 612      (5 226)
            Total other income and deductions        1 778      6 631      (77 269)     12 048

      Income Before Interest Charges
        and Preferred Dividends                    170 792    183 278      294 041     439 564

      Interest Charges and Preferred Dividends:
        Interest on long-term debt                  46 423     46 950      138 627     141 724
        Other interest                               6 382      5 002       31 901      14 106
        Allowance for borrowed funds used
          during construction                       (1 797)    (1 014)      (4 862)     (3 887)
        Dividends on preferred securities of
          subsidiaries                               3 145       -           3 145        -
        Preferred stock dividends of
          subsidiaries                               5 340      5 854       16 371      23 242
            Total interest charges and
              preferred dividends                   59 493     56 792      185 182     175 185

      Net Income                                  $111 299   $126 486   $  108 859  $  264 379

      Earnings Per Average Share                  $    .97   $   1.14   $      .95  $     2.38

      Average Common Shares Outstanding            115 187    110 954      115 124     110 899

      Cash Dividends Paid Per Share               $    .45   $   .425   $    1.325  $    1.225



      The accompanying notes are an integral part of the consolidated financial statements.



                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                                 Consolidated Statements of Cash Flows
                                              (Unaudited)
                                                                               In Thousands
                                                                               Nine Months
                                                                           Ended September 30,
                                                                             1994      1993
      Operating Activities:
        Income before preferred stock dividends of subsidiaries         $ 125 230     $ 287 621
        Adjustments to reconcile income to cash provided:
          Depreciation and amortization                                   270 401       268 526
          Amortization of property under capital leases                    45 523        47 358
          Three Mile Island Unit 2 costs                                  183 944          -
          Voluntary enhanced retirement program                           126 964          -
          Nuclear outage maintenance costs, net                             5 467        (3 804)
          Deferred income taxes and investment tax
            credits, net                                                 (103 757)       37 926
          Deferred energy costs, net                                      (19 955)       15 554
          Accretion income                                                (11 359)      (12 627)
          Allowance for other funds used during construction               (2 092)       (3 864)
        Changes in working capital:
          Receivables                                                      24 530       (29 476)
          Materials and supplies                                            2 175        16 864
          Special deposits and prepayments                               (143 358)      (20 298)
          Payables and accrued liabilities                                (15 341)     (157 518)
        Other, net                                                         33 183       (13 917)
             Net cash provided by operating activities                    521 555       432 345

      Investing Activities:
        Cash construction expenditures                                   (375 076)     (356 867)
        Contributions to decommissioning trusts                           (25 027)      (75 481)
        Nonregulated investments                                          (61 959)       (2 655)
        Other, net                                                         (7 550)       (7 128)
             Net cash used for investing activities                      (469 612)     (442 131)

      Financing Activities:
        Issuance of long-term debt                                        178 787       770 146
        Increase in notes payable, net                                     20 032       123 743
        Retirement of long-term debt                                     (147 232)     (499 428)
        Capital lease principal payments                                  (47 974)      (41 943)
        Issuance of preferred securities of subsidiaries                  198 036          -
        Redemption of preferred stock of subsidiaries                     (26 168)     (163 718)
        Dividends paid on common stock                                   (152 411)     (135 771)
        Dividends paid on preferred stock of subsidiaries                 (16 546)      (26 084)
             Net cash provided by financing activities                      6 524        26 945

      Net increase in cash and temporary
        cash investments from above activities                             58 467        17 159
      Cash and temporary cash investments, beginning of year               25 843        10 390
      Cash and temporary cash investments, end of period                $  84 310     $  27 549

      Supplemental Disclosure:
        Interest paid (net of amount capitalized)                       $ 187 141     $ 168 177
        Income taxes paid                                               $  84 926     $ 104 394
        New capital lease obligations incurred                          $  40 206     $  47 831
        Common stock dividends declared but not paid                    $    -        $    -

      The accompanying notes are an integral part of the consolidated financial statements.

  GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       General Public Utilities Corporation (the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Corporation also owns all the common stock of GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc. (EI), which develops, owns and operates nonutility generating facilities. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

       These notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.

  1.   COMMITMENTS AND CONTINGENCIES

  NUCLEAR FACILITIES

       The Subsidiaries  have made investments in three major nuclear projects -
  - Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At September 30, 1994, the Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $636 million and $804 million, respectively. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L.

       Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The GPU System may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured (see OTHER COMMITMENTS AND CONTINGENCIES - Competition and the Changing Regulatory Environment).

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

       The insurers of TMI-2 had been providing a defense against all TMI-2 accident related claims against the Corporation and the Subsidiaries and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, in March 1994, that the insurers would withdraw their reservation of rights, with respect to any award of punitive damages.

       In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is likely to begin in 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motion for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals.

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

  TMI-1 and Oyster Creek:

       JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates, for the cost of removal of nonradiological structures and materials at each plant based on its share of an estimated $15.3 million for TMI-1 and $31.6 million for Oyster Creek. In 1993, the Pennsylvania Public Utility Commission (PaPUC) granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Also in 1993, the PaPUC approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts and are classified as Nuclear decommissioning trusts on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $43 million for TMI-1 and $99 million for Oyster Creek at September 30, 1994. Oyster Creek and TMI-1 retirement costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

       Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the current ratemaking process.

  TMI-2:

       The Corporation and its Subsidiaries have recorded a liability amounting to $250 million as of September 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability in the amount of $20 million for incremental costs specifically attributable to monitored storage. In addition, the Subsidiaries had recorded a liability in the amount of $71 million for nonradiological cost of removal. Expenditures for such costs through September 1994 have reduced the liability to $69 million. The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet.

       In March 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. The recovery of these TMI-2 retirement costs was to begin when the amortization of the TMI-2 investment ended in 1994. In May 1993, the Pennsylvania Office of Consumer Advocate filed a petition for review with the Pennsylvania Commonwealth Court seeking to set aside the PaPUC's 1993 rate order. In July 1994, the Commonwealth Court reversed the PaPUC order; Met-Ed has requested the Pennsylvania Supreme Court to review that decision. As a consequence of the Commonwealth Court decision, Met-Ed recorded pre-tax charges totaling $127.6 million during the second quarter. Penelec, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million, also during the second quarter, for its share of
  such costs applicable to its retail customers.   These charges appear in the

  Other Income and Deductions section of the Income Statement and are composed of $121 million for radiological decommissioning costs, $48.2 million for the nonradiological cost of removal and $14.7 million for incremental monitored storage costs. Met-Ed and Penelec plan to begin making nonrecoverable funding contributions to external trusts for these costs in the second half of 1995 to fund their share of these costs. The Pennsylvania Subsidiaries will be similarly required to charge to expense their share of future increases (described above) in the estimate of the costs of retiring TMI-2. Future earnings on trust fund deposits for Met-Ed and Penelec will be recorded as income. Prior to the Commonwealth Court's decision, Met-Ed and Penelec expensed and contributed $40 million and $20 million respectively, to external trusts relating to their nonrecoverable shares of the accident-related portion of the decommissioning liability. JCP&L has also expensed and made a nonrecoverable contribution of $15 million to an external decommissioning trust. JCP&L's share of earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 Deferred Costs as collectible from customers.

       The New Jersey Board of Public Utilities (NJBPU) has granted decommissioning revenues for JCP&L's share of the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. JCP&L, which is not affected by the Commonwealth Court's ruling, intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

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

       The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $9.0 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

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

                               ENVIRONMENTAL MATTERS

       As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU System may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate or clean up waste disposal and other sites currently or formerly used by it, including formerly-owned manufactured gas plants and mine refuse piles, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material. Management intends to seek recovery through the current ratemaking process for any additional costs, but recognizes that recovery cannot be assured.

       To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the GPU System expects to spend up to $380 million for air pollution control equipment by the year 2000. The reduction from the previous estimate of $590 million is primarily due to the postponement of two scrubber installations until after the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In September 1994, the Ozone Transport Commission (OTC), consisting of representatives of 11 northeast states (including New Jersey and Pennsylvania) and the District of Columbia proposed further reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act Amendments of 1990. The Corporation expects that the U.S. Environmental Protection Agency will approve the proposal, and that as a result, the GPU System will spend an estimated $60 million, beginning in 1997, to meet the new standards by the 1999 deadline.

       The GPU System companies have been notified by the Environmental Protection Agency (EPA) and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at ten hazardous and/or toxic waste sites. In addition, the GPU System companies have been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not yet been named as PRPs. The Subsidiaries have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU System companies.

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly-owned manufactured gas plant sites. One of these sites has been repurchased by JCP&L. JCP&L has also entered into various cost sharing agreements with other utilities for some of the sites. At September 30, 1994, JCP&L has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. JCP&L is awaiting a final NJBPU order. JCP&L is pursuing reimbursement of the above costs from its insurance carriers and intends to seek recovery of these costs from its customers, to the extent not covered by insurance.

       The GPU System companies are unable to estimate the extent of possible remediation and associated costs of additional environmental matters. Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant. Management believes the costs described above should be recoverable through the current ratemaking process.


                        OTHER COMMITMENTS AND CONTINGENCIES

  Competition and the Changing Regulatory Environment

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

       The Subsidiaries have entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase all of the power produced up to the contract limits. As of September 30, 1994, facilities covered by these agreements having 1,198 MW (JCP&L 664 MW, Met-Ed 239 MW and Penelec 295 MW) of capacity were in service with another 215 MW (all JCP&L) scheduled to commence operation in 1994. The estimated cost of these agreements for 1994 is $551 million. These agreements together with those for facilities which are not yet in operation provide for the purchase of approximately 2,457 MW (JCP&L 1,197 MW, Met-Ed 846 MW and Penelec 414 MW) of capacity and energy by the GPU System by the mid-to-late 1990s, at varying prices.

       The emerging competitive market has created uncertainty regarding the forecasting of the System's energy supply needs which, in turn, has caused the Subsidiaries to change their supply strategy to now seek shorter term agreements offering more flexibility (see Management's Discussion and Analysis
  - Competition). Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced. The forecasted cost of energy from new supply sources are now lower priced due to improvements in power plant technologies and reduced forecast fuel prices. As a result of these developments, the contract prices under virtually all of the Subsidiaries' nonutility generation agreements are substantially in excess of current and forecasted market prices. The Subsidiaries intend to initiate actions geared toward substantially reducing these above market payments. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing. The Subsidiaries are also attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation agreements. While the Subsidiaries thus far have been granted substantial recovery of these costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related agreements. If the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Corporation's financial position and results of operations. Moreover, efforts to lower these costs have led to disputes before both the NJBPU and the PaPUC, as well as to litigation and may result in claims against the Subsidiaries for substantial damages. There can be no assurance as to the outcome of these matters.

       During the second quarter, the Corporation announced it was offering voluntary enhanced retirement programs to certain employees. The enhanced retirement programs are part of a corporate realignment announced in February 1994. At that time, the Corporation said that its goal was to achieve $80 million in annual cost savings by the end of 1996. Approximately 82% of eligible employees accepted the retirement programs, resulting in a pre-tax charge to earnings of $127 million. These charges are included as Other operation and maintenance expense on the Income Statement.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, JCP&L and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU requesting that the NJBPU dismiss contentions being made by Ratepayer Advocate that adjustments for alleged "double recovery" in prior periods are warranted. Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double-recovery" for JCP&L for the 1988-92 LEAC periods would be approximately $102 million. In February 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEACs remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $30 million through February 1995, the end of the current LEAC period. Management is unable to predict the outcome of this proceeding.

       JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. At the request of the PaPUC, Met-Ed and Penelec, as well as the other Pennsylvania utilities, have supplied the PaPUC with proposals for the establishment of a nuclear performance standard. Met-Ed and Penelec expect the PaPUC to adopt a generic nuclear performance standard as a part of their respective energy cost rate (ECR) clauses in 1995.

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


  2.   INCOME TAXES

       In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Subsidiaries recorded net income tax refunds aggregating $17 million based on the retirement of TMI-2 for tax purposes. In September 1994, Met-Ed and Penelec received approval from the PaPUC to reduce charges to customers for each Company's share of the tax refund. JCP&L is returning its portion of the tax refund amounts to its customers by reducing the recovery period for its investment in TMI-2. Income tax amounts refunded will have no effect on net income.

       At the same time, the Subsidiaries have also recorded a total of $46 million of net interest income representing net interest receivable from the Internal Revenue Service associated with this refund settlement.


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

       In a proceeding involving an unaffiliated Pennsylvania utility, the Pennsylvania Office of the Consumer Advocate (OCA) appealed a PaPUC declaratory order permitting that utility to defer its incremental FAS 106 expense pending its next base rate order. In May 1994, the Pennsylvania Commonwealth Court reversed the PaPUC's declaratory order stating that FAS 106 expense incurred after January 1, 1993 (the effective date for the FAS 106 accounting change) but prior to its next base rate case could not be deferred for future recovery as part of a later base rate case order, and that to assure such future recovery constituted unlawful retroactive ratemaking.

       Under these circumstances, management determined that continued deferral by Penelec of incremental FAS 106 expense was no longer appropriate. Therefore, during the second quarter Penelec wrote off $14.6 million of such expense deferred since January 1, 1993. In addition, $4.0 million of Penelec's FAS 106 unrecognized transition obligation resulting from employees who have elected to participate in the voluntary enhanced retirement programs, was also written off during the second quarter. These charges appear in the Other Income and Deductions section of the Income Statement. Moreover, Penelec will annually charge to income approximately $9.6 million for the incremental FAS 106 expense, currently applicable to retail customers.

       The Court's ruling in this case does not affect Met-Ed, which had earlier received PaPUC authorization as part of a 1993 retail base rate order to defer incremental FAS 106 expense. In addition, the Court affirmed in June 1994 a PaPUC base rate order granting an unaffiliated water utility recovery in current rates of its transition obligation resulting from the adoption of FAS 106. The OCA has, however, filed a petition with the Pennsylvania Supreme Court to review the Commonwealth Court's decision. The NJBPU provided rate treatment for incremental postretirement benefit costs, pursuant to FAS 106, in JCP&L's 1993 retail base rate order.

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

  RESULTS OF OPERATIONS

        Net income for the three months ended September 30, 1994 was $111.3 million, or $0.97 per share, compared with $126.5 million, or $1.14 per share for the third quarter of 1993. Net income for the nine months ended September 30, 1994, was $108.9 million, or $0.95 per share, compared with net income of $264.4 million, or $2.38 per share for the comparable 1993 period.

        The decrease in earnings for the three months ended September 30, 1994 was primarily the result of increased operation and maintenance expenses. The absence of one-time benefits from the recognition of prior period transmission service revenues and proceeds from the settlement of a property insurance claim recognized in the third quarter of 1993, also contributed to the decrease in earnings from the same period last year.

        Earnings for the nine months ended September 30, 1994 continue to be negatively affected by a $183.9 million second quarter write-off of certain estimated TMI-2 future costs, a $127.0 million second quarter charge to income for costs related to the Voluntary Enhanced Retirement Programs, and a $18.6 million second quarter write-off of postretirement benefit costs. The same factors affecting the quarterly results also affected results for the nine month period. Increased other operation and maintenance expenses, which included higher emergency and winter storm repair costs, also contributed to the earnings reduction in the current nine month period.

        The effect of these losses for the nine months ended September 30 ,1994 was partially offset by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2, increased sales due primarily to the colder-than-normal winter weather as compared to last year, an increase in the number of customers and increased revenues resulting from the continued positive effects of a February 1993 retail base rate increase at JCP&L.

  OPERATING REVENUES:

        Revenues increased 0.5% to $994.7 million in the three months ended September 30, 1994 as compared with the same period in 1993. For the nine months ended September 30, 1994, revenues increased 2.6% to $2.8 billion as compared to the year ago period. The components of the changes are as follows:

                                                     (In Millions)
                                            Three Months          Nine Months
                                               Ended                 Ended
                                         September 30, 1994   September 30, 1994
     Kilowatt-hour (KWH) revenues
       (excluding energy portion)              $   .2               $ 42.9
     Rate increase                                 -                  20.8
     Energy revenues                             11.4                  3.5
     Other revenues                              (7.1)                 3.7
          Increase in revenues                 $  4.5               $ 70.9

  Kilowatt-hour revenues

      The increase in KWH revenues in the nine months ended September 30, 1994 was principally due to increased sales resulting from seasonal weather effects, particularly the colder-than-normal winter weather as compared to last year, and new customer additions, mostly in New Jersey.

  Energy revenues

      Changes in energy revenues do not affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased in each period due to increases in the Pennsylvania energy cost rates in effect.

  Other revenues

      Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes. However, earnings were affected by the absence of a one-time benefit from prior period transmission service revenues recognized in the third quarter of 1993.

  OPERATING EXPENSES:

  Power purchased and interchanged

      Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as they are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the three and nine months ended September 30, 1994 were favorably impacted by a reduction in reserve capacity expense primarily resulting from the replacement of expiring utility purchase contracts at lower rates.

  Other operation and maintenance

      The increase in other operation and maintenance (O&M) expense for the three months ended September 30, 1994 is primarily due to higher storm and emergency repairs. The increase in O&M expense for the nine months ended September 30, 1994 is largely attributable to a $127.0 million charge for costs related to the Voluntary Enhanced Retirement Programs. Other O&M expense also increased in the nine month period due to higher emergency and winter storm repairs.

  Taxes, other than income taxes

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

  OTHER INCOME AND DEDUCTIONS:

  Other income/(expense), net

      The decrease for the nine months ended September 30, 1994 is principally related to the second quarter 1994 write-off of estimated TMI-2 future costs and postretirement benefit costs. The effect of these write-offs was partially offset in the nine month period by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

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

  INTEREST CHARGES and PREFERRED DIVIDENDS:

      Other interest increased in the nine month period primarily due to the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

  LIQUIDITY AND CAPITAL RESOURCES

  CAPITAL NEEDS:

      The GPU System's capital needs for the nine months ended September 30, 1994 consisted of $375 million for cash construction expenditures and $83 million for maturing obligations. The GPU System's construction forecast for 1994 is currently $586 million. Expenditures for maturing debt are expected to be $133 million for 1994. Management estimates that approximately one-half of the 1994 capital needs will be satisfied through internally generated funds.

  FINANCING:

      In August 1994, Met-Ed Capital L.P., a special purpose finance subsidiary of Met-Ed, issued $100 million of Monthly Income Preferred Securities. Met-Ed Capital L.P. then loaned the proceeds to Met-Ed with Met-Ed issuing its deferrable interest subordinated debentures to Met-Ed Capital L.P. Met-Ed is taking a tax deduction for interest paid on the subordinated debentures and will receive some preferred equity recognition by the credit rating agencies for the Monthly Income Preferred Securities.

      GPU has requested authorization from the Securities and Exchange Commission (SEC) to issue up to 5 million shares of additional common stock through 1996. The proceeds from the sale of such additional common stock would be principally used to increase the Subsidiaries' common equity ratios.

      In October 1994, JCP&L requested regulatory authorization to issue up to $125 million of Monthly Income Preferred Securities through a special purpose finance subsidiary. The proceeds from the sale of the Monthly Income Preferred Securities will be loaned to JCP&L and JCP&L will issue its deferrable interest subordinated debentures to its subsidiary. JCP&L will take a tax deduction for interest paid on the subordinated debentures and will receive some preferred equity recognition by the credit rating agencies for the Monthly Income Preferred Securities.

      In the third quarter of 1994, JCP&L redeemed at maturity $20 million of 8.70% series first mortgage bonds (FMBs) and $20 million of 8.85% series FMBs. In October 1994, JCP&L redeemed at maturity $20 million of 8.65% series FMBs. In November 1994, Penelec redeemed at maturity $30 million of 8.50% series FMBs.

      In the third quarter, Penelec redeemed $25 million of 8.36% preferred stock with a portion of the proceeds from the issuance of Monthly Income Preferred Securities in July 1994. In October 1994, Met-Ed redeemed
  $35 million of 7.68% preferred stock with a portion of the proceeds from the issuance of Monthly Income Preferred Securities in August 1994.

      The Subsidiaries have regulatory authority to issue and sell FMBs, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995. Under existing authorization, JCP&L, Met-Ed and Penelec may issue senior securities in the amount of $275 million, $250 million and $290 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. Met-Ed and Penelec, through their subsidiaries Met-Ed Capital L.P. and Penelec Capital L.P., have remaining authority to issue an additional $25 million and $20 million of Monthly Income Preferred Securities, respectively. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      As a result of the TMI-2 future costs write-offs, together with certain other costs recognized in the second quarter of 1994, Met-Ed will be unable to meet the interest and preferred dividend coverage requirements in its indenture and charter, respectively, until the third quarter of 1995. Therefore, Met-Ed's ability to issue senior securities through June 1995 will be limited to the issuance of FMBs on the basis of previously issued and retired bonds amounting to $65 million. For similar reasons, Penelec has sufficient coverage to issue only $11 million of FMBs, plus an additional
  $68 million of FMBs on the basis of previously issued and retired bonds. Penelec will be unable to meet the coverage requirements for issuing preferred stock until the first quarter of 1995. The ability of Met-Ed and Penelec to issue their remaining authorized Monthly Income Preferred Securities, which have no such coverage restrictions, is not affected by these write-offs.
  JCP&L currently has the ability to issue $318 million of FMBs on the basis of previously issued and retired bonds and has interest and dividend coverage ratios currently well in excess of indenture and charter restrictions.

      On August 9, 1994, Standard & Poor's (S&P) reduced the credit ratings of Met-Ed's and Penelec's senior securities citing the implications of the Pennsylvania Commonwealth Court order denying recovery of TMI-2 future costs. S&P now assigns Met-Ed's FMBs a BBB+ rating, Met-Ed's preferred stock and Monthly Income Preferred Securities a BBB rating, Penelec's FMBs a A- rating and Penelec's preferred stock and Monthly Income Preferred Securities a BBB+ rating. S&P also revised its outlooks for both Met-Ed and Penelec from "negative" to "stable".

  GPU GENERATION CORPORATION:

      In the third quarter of 1994, the PaPUC authorized Met-Ed and Penelec to enter into an operating agreement with the proposed GPU Generation Corporation (GPUGC) whereby GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all non-nuclear generation facilities owned and operated by the Subsidiaries as well as the responsibility for the design, construction, start-up and testing of any new non-nuclear generation facilities which the Subsidiaries may need in the future. Similar applications for regulatory approval are pending with the New Jersey Board of Public Utilities (NJBPU) and the SEC.

  COMPETITION:

      Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced as evidenced by the results of the JCP&L all source competitive supply solicitation conducted in 1994. In addition to the energy purchase opportunities from existing facilities, the forecasted cost of energy from new supply sources is now lower than the forecasted price in prior years due to improvements in power plant technologies and reduced forecast fuel prices. As a result of these developments, the contract prices payable under virtually all of the Subsidiaries' nonutility generation agreements are substantially in excess of current and forecasted market prices. The current and anticipated above-market payments for nonutility generation (NUG) contracted power is likely to adversely impact the competitive position of the Subsidiaries. In addition, if the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Corporation's financial position and results of operations. Therefore, GPU plans on initiating actions to either eliminate or substantially reduce the above-market payments under NUG contracts. GPU intends to communicate with legislators, regulators and customers as to the adverse economic impacts of these above-market contracts; initiate regulatory and legislative actions to mitigate the future economic impact of these contracts; and aggressively pursue NUG contract restructurings including contract buyouts. As part of the program to reduce above-market payments under NUG agreements, the Subsidiaries intend to implement a program under which the natural gas fuel and transportation for the Subsidiaries' gas-fired facilities, as well as up to approximately 1,100 megawatts of NUG contract capacity, would be pooled and managed by a non-affiliated fuel manager. The Subsidiaries are in the process of initiating discussions with the NUGs involved, negotiating a management agreement with a fuel manager and reviewing the extent to which state and federal regulatory approvals may be necessary. For more information concerning NUG purchased power, see Note 1, Other Commitments and Contingencies - Competition and the changing regulatory environment to the consolidated financial statements.

  MEETING ENERGY DEMANDS:

      In 1993, Penelec filed an appeal with the Commonwealth Court to overturn a PaPUC order which directs Penelec to enter into two power purchase agreements with nonutility generators for a total 160 MW under long-term contracts commencing in 1997 or later. Penelec does not need this additional capacity and believes the costs associated with these contracts are not in the economic interests of its customers. In August 1994, the Commonwealth Court denied Penelec's appeal to overturn the PaPUC order. Penelec intends to seek review of this decision by the Pennsylvania Supreme Court.

      In 1993, the NJBPU asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there are any candidates for potential buy out or other remedial measures. JCP&L identified a 100 MW project now under development, which it believes is economically undesirable based on current cost projections. In November 1993, at the NJBPU's direction, JCP&L and the developer attempted to negotiate contract repricing to a level more consistent with JCP&L's current avoided cost projections or a contract buy out but were unable to reach agreement. Pursuant to a NJBPU order, hearings on whether the NJBPU should revoke or modify its 1992 order approving the power purchase agreement are being held. The developer has contested the NJBPU's authority in this matter in the federal courts. In March 1994, the U.S. District Court granted JCP&L's motion to dismiss the developer's complaint, holding that the federal courts did not have jurisdiction. The developer has appealed the decision to the U.S. Court of Appeals. Oral argument has been held and a decision is pending.

      In January 1994, the NJBPU issued an order granting two nonutility generators, having a total of 200 MW under contract with JCP&L, an extension in the in-service date for projects originally scheduled to be operational in 1997. JCP&L believes these contracts provide for payments substantially in excess of current and future avoided cost projections and in June 1994 appealed the NJBPU's decision to the Appellate Division of the New Jersey Superior Court. The NJBPU order extends the in-service date for one year plus the period until JCP&L's appeals are decided.

      In January 1994, JCP&L issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options. This solicitation is expected to fulfill a significant part of the uncommitted sources identified in GPU's supply plan at a cost significantly below the cost of both replacement power and new generation. JCP&L has evaluated the bids and has commenced contract negotiations.

      In March 1994, a nonutility generation developer petitioned the NJBPU for an order directing JCP&L to enter into a long-term contract to sell JCP&L
  200 MW of energy annually. JCP&L has appealed this petition and the NJBPU has referred the matter to an Administrative Law Judge for evidentiary hearings which have not yet begun.

      In February 1994, the PaPUC approved the application filed by Met-Ed for construction of a 134 MW gas-fired combustion turbine adjacent to its Portland Generating Station at an estimated cost of $50 million. A nonutility generator seeking to sell Met-Ed baseload capacity has formally opposed the PaPUC application approval and has requested review of the PaPUC order by the Commonwealth Court. The matter is pending.

      In April 1994, another nonutility generator filed a petition with the PaPUC to obtain a long-term contract from Met-Ed for the sale of energy and capacity. Met-Ed filed an opposition to this request along with an additional request for dismissal based upon the PaPUC's May 10, 1994 order, in a separate proceeding, granting Met-Ed's and Penelec's request to obtain any additional nonutility purchases through competitive bidding until new PaPUC regulations have been adopted. In August 1994, the PaPUC filed an application with the Commonwealth Court requesting authority to revise its May 1994 order. The purpose is to reexamine whether the NUG developer has secured the right to sell power to Met-Ed in light of its April 1994 petition. The Commonwealth Court issued an order granting the PaPUC's request for a limited remand of the May 1994 order. These matters are pending.

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

  ITEM 5 -    OTHER EVENTS

              In July 1994, the Nuclear Regulatory Commission (NRC) ordered all boiling water reactor (BWR) owners to inspect, during their next outage, the shroud inside the reactor vessel. Certain welds in the shroud, which directs the flow of cooling water through the fuel core, may be susceptible to cracking. On September 10, 1994, the Oyster Creek generating station was taken out of service for a scheduled maintenance and refueling outage. Examination during the outage has identified significant cracks. The necessary modifications are estimated to cost $6 million and is expected to extend the outage by up to three weeks.

              As previously reported, GPUN believes that the Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin. Loss of the full core reserve margin would mean that off-loading the entire core would not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. In March 1994, the Lacey Township Zoning Board of Adjustment issued a use variance for the facility. In May 1994, however, Berkeley Township and other parties appealed to the New Jersey Superior Court to overturn the decision. The Court has scheduled a trial for December 8, 1994. Construction of the facility, which is scheduled for completion in September 1995, is continuing during the appeal process.

  ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits
                  (27)  Financial Data Schedule

              (b) Reports on Form 8-K:

                  (1)  For the month of August 1994, dated August 9, 1994 under
                       Item 5 (Other Events).

                                    Signatures



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENERAL PUBLIC UTILITIES CORPORATION



  November 4, 1994                By:   /s/ J. G. Graham
                                       J. G. Graham, Senior Vice President
                                       (Chief Financial Officer)



  November 4, 1994                By:   /s/ F. A. Donofrio
                                        F. A. Donofrio, Vice President
                                        and Comptroller
                                        (Chief Accounting Officer)