Form 10-Q
period 1995-03-31
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1995-05-04
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1995, was as follows:

       Common stock, par value $2.50 per share: 115,267,032 shares outstanding.

                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                                 March 31, 1995



                                Table of Contents



                                                                   Page

 PART I - Financial Information

       Financial Statements:
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

       Notes to Financial Statements                                  7

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  21


 PART II - Other Information                                         29


 Signatures                                                          30


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

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets


                                                                In Thousands
                                                        March 31,  December 31,
                                                            1995         1994
                                                        (Unaudited)

 ASSETS
 Utility Plant:
   In service, at original cost                        $8 968 580    $8 879 630
   Less, accumulated depreciation                       3 229 034     3 148 668
     Net utility plant in service                       5 739 546     5 730 962
   Construction work in progress                          344 364       340 248
   Other, net                                             186 784       195 388
        Net utility plant                               6 270 694     6 266 598


 Other Property and Investments:
   Nuclear decommissioning trusts                         284 774       260 482
   Nonregulated investments, net                          115 255       115 538
   Nuclear fuel disposal fund                              87 204        82 920
   Other, net                                              33 538        33 553
        Total other property and investments              520 771       492 493


 Current Assets:
   Cash and temporary cash investments                     38 095        26 731
   Special deposits                                         8 260        10 226
   Accounts receivable:
     Customers, net                                       243 297       248 728
     Other                                                 55 779        56 903
   Unbilled revenues                                       98 705       113 581
   Materials and supplies, at average cost or less:
     Construction and maintenance                         194 215       184 644
     Fuel                                                  45 661        55 498
   Deferred energy costs                                    7 129         8 728
   Deferred income taxes                                   20 617        18 399
   Prepayments                                             75 765        62 164
        Total current assets                              787 523       785 602

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs              153 222       157 042
     Unamortized property losses                          107 556       108 699
     Income taxes recoverable through future rates        567 266       561 498
     Other                                                363 390       370 402
       Total regulatory assets                          1 191 434     1 197 641
   Deferred income taxes                                  428 979       428 897
   Other                                                   53 890        38 546
        Total deferred debits and other assets          1 674 303     1 665 084


        Total Assets                                   $9 253 291    $9 209 777

 The accompanying notes are an integral part of the consolidated financial statements.

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets


                                                               In Thousands
                                                         March 31,  December 31,
                                                           1995         1994
                                                       (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                       $  314 458    $  314 458
   Capital surplus                                       671 515       663 418
   Retained earnings                                   1 853 939     1 775 759
     Total                                             2 839 912     2 753 635
   Less, reacquired common stock, at cost                180 087       181 051
     Total common stockholders' equity                 2 659 825     2 572 584
   Cumulative preferred stock:
     With mandatory redemption                           150 000       150 000
     Without mandatory redemption                         98 116        98 116
   Preferred securities of subsidiaries                  205 000       205 000
   Long-term debt                                      2 485 479     2 345 417
        Total capitalization                           5 598 420     5 371 117



 Current Liabilities:
   Debt due within one year                               91 165        91 165
   Notes payable                                         245 787       347 408
   Obligations under capital leases                      149 847       157 168
   Accounts payable                                      242 931       317 259
   Taxes accrued                                         144 712        80 027
   Interest accrued                                       52 670        66 628
   Other                                                 141 069       213 041
        Total current liabilities                      1 068 181     1 272 696



 Deferred Credits and Other Liabilities:
   Deferred income taxes                               1 449 963     1 438 743
   Unamortized investment tax credits                    153 410       156 262
   Three Mile Island Unit 2 future costs                 344 517       341 139
   Regulatory liabilities                                114 726       122 144
   Other                                                 524 074       507 676
        Total deferred credits and other liabilities   2 586 690     2 565 964



 Commitments and Contingencies (Note 1)






      Total Liabilities and Capital                 $9 253 291       $9 209 777

 The accompanying notes are an integral part of the consolidated financial statements.

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                            Consolidated Statements of Income
                                       (Unaudited)

                                                             In Thousands
                                                             Three Months
                                                            Ended March 31,
                                                          1995           1994

 Operating Revenues                                     $913 972      $937 209

 Operating Expenses:
   Fuel                                                   89 227       103 307
   Power purchased and interchanged                      250 923       234 502
   Deferral of energy costs, net                           1 148       (24 770)
   Other operation and maintenance                       219 713       233 111
   Depreciation and amortization                          89 541        89 813
   Taxes, other than income taxes                         86 061        90 953
      Total operating expenses                           736 613       726 916

 Operating Income Before Income Taxes                    177 359       210 293
   Income taxes                                           43 699        53 697
 Operating Income                                        133 660       156 596

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                          1 205           646
   Other income/(expense), net                              (800)       57 609
   Income taxes                                              155       (23 299)
      Total other income and deductions                      560        34 956

 Income Before Interest Charges
   and Preferred Dividends                               134 220       191 552

 Interest Charges and Preferred Dividends:
   Interest on long-term debt                             45 113        46 143
   Other interest                                          6 849        18 509
   Allowance for borrowed funds used
     during construction                                  (2 107)       (1 517)
   Dividends on preferred securities of
     subsidiaries                                          4 547          -
   Preferred stock dividends of subsidiaries               4 321         5 515
      Total interest charges and
        preferred dividends                               58 723        68 650

 Net Income                                             $ 75 497      $122 902

 Earnings Per Average Common Share                      $    .65      $   1.07

 Average Common Shares Outstanding                       115 340       115 065

 Cash Dividends Paid Per Share                          $    .45      $   .425



 The accompanying notes are an integral part of the consolidated financial statements.

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES


                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                                             In Thousands
                                                             Three Months
                                                            Ended March 31,
                                                            1995          1994
 Operating Activities:
   Income before preferred stock dividends
     of subsidiaries                                      $ 79 818    $ 128 417
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          91 815       90 900
     Amortization of property under capital leases          14 154       15 815
     Nuclear outage maintenance costs, net                   8 187        7 965
     Deferred income taxes and investment tax
       credits, net                                        (27 975)      25 371
     Deferred energy costs, net                              1 141      (24 781)
     Accretion income                                       (3 130)      (3 922)
     Allowance for other funds used during construction     (1 205)        (647)
   Changes in working capital:
     Receivables                                            22 117      (92 684)
     Materials and supplies                                    266        2 475
     Special deposits and prepayments                      (17 874)      46 322
     Payables and accrued liabilities                        1 958       27 400
   Other, net                                                  420      (20 103)
      Net cash provided by operating activities            169 692      202 528

 Investing Activities:
   Cash construction expenditures                         (122 138)    (125 764)
   Contributions to decommissioning trusts                  (8 382)      (9 030)
   Nonregulated investments                                    756         (105)
   Other, net                                                1 589       (2 162)
      Net cash used for investing activities              (128 175)    (137 061)

 Financing Activities:
   Issuance of long-term debt                              139 115      139 087
   Decrease in notes payable, net                         (101 886)     (26 101)
   Retirement of long-term debt                               -         (64 000)
   Capital lease principal payments                        (11 218)     (14 980)
   Dividends paid on common stock                          (51 843)     (48 861)
   Dividends paid on preferred stock of subsidiaries        (4 321)      (5 515)
      Net cash required by financing activities            (30 153)     (20 370)

 Net increase in cash and temporary
   cash investments from above activities                   11 364       45 097
 Cash and temporary cash investments,
   beginning of year                                        26 731       25 843
 Cash and temporary cash investments, end of period      $  38 095    $  70 940

 Supplemental Disclosure:
   Interest paid (net of amount capitalized)             $  71 086    $  68 113
   Income taxes paid                                     $  28 569    $   9 067
   New capital lease obligations incurred                $   8 207    $   6 949
   Common stock dividends declared but not paid          $     -      $     -
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

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Subsidiaries have made investments in three major nuclear projects-- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At March 31, 1995 and December 31, 1994, the Subsidiaries' net investment in TMI-1, TMI-2 and Oyster Creek, including nuclear fuel, was as follows:

                                        Net Investment (Millions)
                                    TMI-1     TMI-2     Oyster Creek
           March 31, 1995           $621      $102        $803
           December 31, 1994        $627      $103        $817

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

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and, after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

      As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Corporation and the Subsidiaries. Approximately 2,100 of such claims are pending in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident. If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the GPU System.

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

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is not likely to begin before 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The

 Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding targets (in 1994 dollars) for TMI-1 and Oyster Creek are $157 million and $189 million, respectively. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million and $239 to $350 million, respectively (in 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million and $48 million, respectively (in 1994 dollars).

      The ultimate cost of retiring the GPU System's nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Subsidiaries have contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990 and 1991 to TMI-2's external trust and will await resolution of the case pending before the Pennsylvania Supreme Court before making any further contributions for amounts written off by Met-Ed and Penelec in 1994. Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

 TMI-1 and Oyster Creek:

      JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. The Pennsylvania Public Utility Commission (PaPUC) previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. The PaPUC also approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $53 million for TMI-1 and $109 million for Oyster Creek at March 31, 1995. Oyster Creek and TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Subsidiaries have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Subsidiaries have recorded a liability for nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $2 million as of March 31, 1995. Estimated TMI-2 Future Costs as of March 31, 1995 and December 31, 1994 are as follows:

                                     March 31, 1995     December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $253                  $250
 Nonradiological Cost of Removal           72                    72
 Incremental Monitored Storage             19                    19
      Total                              $344                  $341

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At March 31, 1995, $111 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet, and $51 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the balance sheet.

      In 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate requested the Commonwealth Court to set aside the PaPUC's 1993 rate order and in 1994, the Commonwealth Court reversed the PaPUC order. In December 1994, the Pennsylvania Supreme Court granted Met-Ed's request to review that decision. Oral argument was held on April 27, 1995, and the matter is pending. As a consequence of the Commonwealth Court decision, Met-Ed recorded pre-tax charges totaling $127.6 million during 1994. Penelec, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994, for its share of such costs applicable to its retail customers. Met-Ed and Penelec will await resolution of the appeal pending before the Pennsylvania Supreme Court before making any nonrecoverable funding contributions to external trusts for their share of these costs. The Pennsylvania Subsidiaries will be similarly required to charge to expense their share of future increases in the estimate of the costs of retiring TMI-2 if the Pennsylvania Supreme Court does not reverse the Commonwealth Court's decision. Future earnings on trust fund deposits for Met-Ed and Penelec will be recorded as income. Prior to the Commonwealth Court's decision, Met-Ed and Penelec contributed $40 million and $20 million respectively, to external trusts relating to their shares of the accident-related portion of the decommissioning liability. JCP&L also made a contribution of $15 million to an external decommissioning trust. These contributions were not recovered from customers and have been expensed. JCP&L's share of earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 Deferred Costs as collectible from customers.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $68 million in any one year under insurance policies applicable to nuclear operations and facilities.

      The GPU System has insurance coverage for incremental replacement power costs resulting from an accident-related outage at its nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $1.8 million for Oyster Creek and $2.6 million for TMI-1 per week for the first year, decreasing by 20 percent for years two and three.

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Subsidiaries have entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the

 Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of March 31, 1995, facilities covered by these agreements having 1,416 MW (JCP&L 882 MW, Met-Ed 239 MW and Penelec 295 MW) of capacity were in service and 219 MW were scheduled to commence operation in 1995. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are as follows:

                      Payments Under Nonutility Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

      1995                     $ 694       $ 395       $  114      $   185
      1996                       918         556          170          192
      1997                     1,088         571          280          237
      1998                     1,304         587          415          302
      1999                     1,337         607          418          312

       These agreements, in the aggregate, will provide approximately 2,583 MW (JCP&L 1,176 MW, Met-Ed 833 MW and Penelec 574 MW) of capacity and energy to the GPU System, at varying prices.

       The emerging competitive generation market has created uncertainty regarding the forecasting of the System's energy supply needs which has caused the Subsidiaries to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from existing generation facilities is currently and expected to continue to be competitively priced at least for the near- to intermediate-term. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Subsidiaries' nonutility generation agreements are substantially in excess of current and projected prices from alternative sources.

        The Subsidiaries are seeking to reduce the above market costs of these nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part.

       While the Subsidiaries thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $300 million to $450 million annually.

 Regulatory Assets and Liabilities:

       As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the GPU System's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

       In accordance with the provisions of FAS 71, the Subsidiaries have deferred certain costs pursuant to actions of the NJBPU, PaPUC and FERC and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the

 Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the March 31, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  567,266   $104,855
 TMI-2 deferred costs                                 153,222       -
 TMI-2 tax refund                                        -         6,463
 Unamortized property losses                          107,556       -
 N.J. unit tax                                         55,481       -
 Unamortized loss on reacquired debt                   53,898       -
 DOE enrichment facility decommissioning               43,894       -
 Load and demand side management programs              43,385       -
 Other postretirement benefits                         47,711       -
 Manufactured gas plant remediation                    28,584       -
 Nuclear fuel disposal fee                             25,398       -
 Storm damage                                          22,953       -
 N.J. low level radwaste disposal                      18,299       -
 Oyster Creek deferred costs                           16,108       -
 Other                                                  7,679      3,408
      Total                                        $1,191,434   $114,726


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Primarily represents costs that are being recovered through retail rates for the remaining JCP&L investment in the plant and fuel core, radiological decommissioning for JCP&L's share of the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials, and long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 TMI-2 tax refund: Represents the tax refund related to the tax abandonment of TMI-2. This balance is being amortized by the Pennsylvania subsidiaries concurrent with its return to customers through a base rate credit.

 Unamortized property losses: Consists mainly of costs associated with JCP&L's Forked River Project, which is included in rates.

 N.J. unit tax: JCP&L received NJBPU approval in 1993 to recover, over a ten-year period on an annuity basis, $71.8 million of Gross Receipts and Franchise Tax not previously recovered from customers.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Subsidiaries' energy adjustment clauses.

 Load and demand side management (DSM) programs: Consists of load management costs that are currently being recovered through JCP&L's retail base rates pursuant to an NJBPU order dated February 1993, and other DSM program expenditures that are recovered annually.

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than
 Pensions."   Recovery of these costs is subject to regulatory approval.

 Manufactured gas plant remediation: In 1993, the NJBPU approved a mechanism for the recovery by JCP&L of future costs when expenditures exceed prior collections. The NJBPU order provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. For additional information, see ENVIRONMENTAL MATTERS.

 Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982.

 Storm damage: Relates to noncapital costs associated with various storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amount for recovery of storm damage expense is included in JCP&L's retail base rates.

 N.J. low level radwaste disposal: Represents the accrual of the estimated assessment for disposal of low-level waste from Oyster Creek, less amortization as allowed in JCP&L's rates.

 Oyster Creek deferred costs: Consists of replacement power and O&M costs deferred in accordance with orders from the NJBPU. JCP&L has been granted recovery of these costs through rates at an annual amount until fully amortized.

       Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the balance sheet, are separately disclosed in NUCLEAR PLANT RETIREMENT COSTS.

       The Subsidiaries continue to be subject to cost-based ratemaking regulation. The Corporation is unable to estimate to what extent FAS 71 may no longer be applicable to its utility assets in the future.


                              ENVIRONMENTAL MATTERS

       As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU System may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

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

       The GPU System companies have been notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 12 hazardous and/or toxic waste sites. In addition, the Subsidiaries have been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not yet been named as PRPs. The Subsidiaries have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Subsidiaries.

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant sites. A portion of one of these sites has been repurchased by JCP&L. JCP&L has also entered into various cost-sharing agreements with other utilities for some of the sites. As of March 31, 1995, JCP&L has an estimated environmental liability of $32 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. A final NJBPU order dated December 16, 1994 indicated that interest is to be accrued retroactive to June 1993. JCP&L is pursuing reimbursement of the remediation costs from its insurance carriers. In November 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these manufactured gas plant sites. JCP&L requested the Court to order the insurance carriers to reimburse JCP&L for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

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

       The Subsidiaries have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One contract also includes a provision for the payment of environmental and postretirement benefit costs. The Subsidiaries' share of the cost of coal purchased under these agreements is expected to aggregate $98 million for 1995.

        Met-Ed entered into an agreement that expires in 1995, and JCP&L completed contract negotiations with three other utilities to purchase capacity and energy for various periods through 2004. These agreements, including contracts under negotiation, will provide for up to 1,308 MW in 1995, declining to 1,096 MW in 1997 and 696 MW by 2004. For the years 1995 through 1999, payments pursuant to these agreements are estimated as follows:

                     Payments Under Other Utility Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed

                   1995        $ 208       $ 202       $    6
                   1996          175         175            -
                   1997          162         162            -
                   1998          145         145            -
                   1999          128         128            -

       JCP&L's contract negotiations are the result of its all-source solicitation for short- to intermediate-term energy and capacity.

       JCP&L has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert Generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. On February 28, 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's December 21, 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP to the Appellate Division of the New Jersey Superior Court, and has stated that it also intends to appeal the April 19, 1995 order of the NJBPU denying such group's motion for reconsideration of the NJBPU's December 21, 1994 order. There can be no assurance as to the outcome of this proceeding.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, JCP&L and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU. Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double recovery" for JCP&L for the 1988-92 LEAC periods would be approximately $102 million. In 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEACs remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. JCP&L estimates that the potential exposure from the 1992 LEAC period through February 1996, the end of the current LEAC period, is approximately $55 million. There can be no assurance as to the outcome of this proceeding.

       JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $11 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. At the request of the PaPUC, the affected Pennsylvania electric utilities have supplied to the PaPUC proposals for the establishment of a nuclear performance standard. The PaPUC has not yet acted on these proposals.

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

          General Public Utilities Corporation and Subsidiary Companies

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The following is management's discussion of significant factors that affected the Corporation's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 1994 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

     Net income for the first quarter ended March 31, 1995, was $75.5 million, or $0.65 per share, compared to $122.9 million, or $1.07 per share, for the first quarter of 1994. The decrease in first quarter earnings was due primarily to lower interest income as compared to last year, when the electric operating subsidiaries recognized nonrecurring net interest income of $26.9 million after-tax ($0.23 per share) which resulted from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2), and lower sales due to warmer winter weather this year as compared to last year. Also contributing to the earnings decline was higher reserve capacity expense.

     These reductions were partially offset by lower operation and maintenance expense (O&M) and increased sales from new customer growth.

 OPERATING REVENUES:

     Total revenues for the first quarter of 1995 decreased 2.5% to $914 million as compared to the first quarter of 1994. The components of the changes are as follows:

                                                (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)                   $(26.1)
    Energy revenues                                   7.8
    Other revenues                                   (4.9)
         Decrease in revenues                      $(23.2)

 Kilowatt-hour revenues

     KWH revenues decreased due primarily to lower residential sales resulting from warmer winter temperatures this year as compared to last year. New customer additions in the residential and commercial sectors partially offset the decrease due to weather.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased primarily as a result of increased sales to other utilities and higher energy cost rates, partially offset by lower sales to customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the first quarter were negatively impacted by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection and a one-time
 $5.9 million pre-tax charge from another utility.

 Other operation and maintenance

     The decrease in other O&M expense included payroll and benefits savings resulting from a workforce reduction in 1994 and lower winter storm repair costs.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income was primarily attributable to lower interest income as compared to last year, when the electric operating subsidiaries recognized $59.4 million pre-tax of interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     Other interest expense decreased primarily due to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $13.8 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on preferred securities of subsidiaries

     During the third quarter of 1994, Met-Ed and Penelec issued $100 million and $105 million, respectively, of monthly income preferred securities through special-purpose finance subsidiaries. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The GPU System's capital needs for the first quarter of 1995 consisted of cash construction expenditures of $122 million. Construction expenditures for the year are forecasted to be $482 million. Expenditures for maturing debt are expected to be $91 million for 1995. Management estimates that approximately two-thirds of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the first quarter of 1995, JCP&L, Met-Ed and Penelec issued $50 million, $30 million and $60 million, respectively, of long-term debt. The proceeds from the Met-Ed and Penelec issuances were used to reduce short-term debt and the proceeds from the JCP&L issuance will be used to moderate future short-term debt levels. In the second quarter of 1995, JCP&L repurchased in the market, 60,000 shares of its 7.52% Series K cumulative preferred stock. This repurchase, along with the expected issuance of monthly income preferred securities, is one component of the GPU System's effort to reduce preferred equity capital costs, while striving to obtain a preferred equity target ratio of 8%-10% of capitalization. The repurchased shares may be used to satisfy future sinking fund requirements.

     JCP&L is awaiting Securities and Exchange Commission (SEC) authorization to issue, through a special-purpose finance subsidiary, up to $125 million of monthly income preferred securities. The securities are expected to be issued in 1995 and the proceeds used primarily to repay outstanding short-term debt.

     GPU has obtained regulatory authorization from the SEC to issue up to five million shares of additional common stock through 1996. The proceeds from any sale of such additional common stock are expected to be used to increase the Subsidiaries' common equity ratios and reduce GPU short-term debt. GPU will monitor the capital markets as well as its capitalization ratios relative to its targets to determine whether, and when, to issue such shares.

     The Subsidiaries have regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995. JCP&L and Penelec are seeking to extend such authorizations through June 1997. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue senior securities in the amount of $225 million, $220 million and $230 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. Met-Ed and Penelec, through their special-purpose subsidiaries, have remaining regulatory authority to issue an additional $25 million and $20 million, respectively, of monthly income preferred securities. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Subsidiaries' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue. As a result of the second quarter 1994 write-off of TMI-2 retirement costs, together with certain other costs recognized in the same period, Met-Ed and Penelec will be unable to meet the interest and preferred dividend coverage requirements of their indenture and charter, respectively, until the third quarter of 1995. Therefore, Met-Ed's and Penelec's ability to issue senior securities through June 1995 will be limited to the issuance of first mortgage bonds on the basis of $35 million, and $8 million respectively, of previously issued and retired bonds. The ability of Met-Ed and Penelec to issue, through their special-purpose subsidiaries, their remaining monthly income preferred securities, is not affected by such coverage restrictions.

     GPU is seeking shareholder approval at the annual meeting in May 1995 to amend its Articles of Incorporation to increase the number of authorized shares of GPU common stock from 150 million to 350 million, and to eliminate the remaining preemptive rights of stockholders. GPU believes that these amendments are necessary to provide flexibility to meet future equity requirements and to take advantage of future business opportunities.

 CAPITALIZATION:

     On April 6, 1995, the Board of Directors of the Corporation declared a quarterly dividend on the common stock of 47 cents per share, an increase of 4.4%. The increased dividend is payable May 31, 1995 to the shareholders of record April 28, 1995. Management will continue to review its dividend policy to determine how to best serve the long-term interests of shareholders.

 COMPETITIVE ENVIRONMENT:

     In March 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) on open access non-discriminatory transmission services by public utilities and transmitting utilities, and a supplemental NOPR on recovery of stranded costs superseding an earlier June 1994 NOPR, and other related NOPRs. The new rules, if adopted, would in essence provide open access to the interstate electric transmission network and thereby encourage a fully competitive wholesale electric power market.

     Among other things, the FERC's proposal would (a) require electric utilities to file non-discriminatory open access transmission tariffs for both network and point-to-point service which would be available to all wholesale sellers and buyers of electricity; (b) require utilities to accept service under these new tariffs for their own wholesale transactions and (c) permit utilities to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer elects to purchase power from another supplier using the utility's transmission system.

     While the proposed rule does not provide for "corporate unbundling", which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does provide for "functional unbundling". In the NOPR, the FERC describes "functional unbundling" to mean that (a) the utility must make the same charges for transmission services to its new wholesale customers as are provided by the tariff under which it offers these services to others; (b) the tariff must include separate rates for transmission and ancillary services; and (c) the utility is restricted to using the same electronic network as is used by its customers to obtain system transmission information when engaging in wholesale transactions, and the utility may not have access to any internal system transmission data which is not otherwise available to non-affiliated third parties.

     With respect to stranded costs, the FERC proposed to provide recovery mechanisms where stranded costs result from municipalization or other instances where former retail customers become wholesale customers, as well as for wholesale stranded costs. The states would be expected to provide for recovery of stranded costs attributable to retail wheeling or direct access programs, and the FERC would intervene only when the state regulatory agency lacked necessary authority.

     Also in March 1995, prior to the FERC's issuance of the NOPR, GPU's electric operating subsidiaries filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. While the Subsidiaries believe that the proposed transmission tariffs are consistent with the FERC's previously issued Transmission Pricing Policy Statement, they do not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of transmission tariffs.

     In March 1995, energy rate flexibility legislation was introduced in the New Jersey Senate. If enacted, the legislation would enable electric utilities to offer rate discounts to certain customers and allow these customers access to competitive markets for power. The bill would also allow utilities to recover 80% of lost revenue as a result of a rate discount if certain conditions are met. It would also provide utilities the opportunity to propose to the New Jersey Board of Public Utilities (NJBPU) alternative ways to set rates.

     In April 1995, legislation was introduced in the U.S. Senate that would repeal Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA). Under that section of PURPA, among other things, electric utilities are required to purchase power from certain qualifying nonutility generators.

     In March 1994, GPU announced its intention to form a new subsidiary, GPU Generation Corporation (GPUGC), to operate, maintain and repair the non-nuclear generation facilities owned by the Subsidiaries as well as undertake responsibility to construct any new non-nuclear generation facilities which the Subsidiaries may need in the future. During 1994, the Subsidiaries received regulatory approvals from the Pennsylvania Public Utility Commission (PaPUC) and NJBPU to enter into an operating agreement with GPUGC. In June 1994, however, Allegheny Electric Cooperative (AEC), a wholesale customer of Penelec, filed a request for evidentiary hearing in the application filed with the SEC to form GPUGC. The intervention does not challenge the formation of GPUGC, but purports to be concerned with costs that GPUGC will charge the Subsidiaries, from which AEC ultimately purchases power. The Subsidiaries have opposed AEC's request and the matter is pending before the SEC.

 THE GPU SUPPLY PLAN:

 New Energy Supplies:

     JCP&L has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert Generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the New Jersey Department of Environmental Protection (NJDEP) issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP to the Appellate Division of New Jersey Superior Court, and has stated that it also intends to appeal the April 1995 order of the NJBPU denying such group's motion for reconsideration of the NJBPU's December 1994 order. There can be no assurance as to the outcome of this proceeding.

 Managing Nonutility Generation

     The Subsidiaries are seeking to reduce the above market costs of nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Subsidiaries.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by JCP&L, the NJBPU and the New Jersey Division of Ratepayer Advocate asking that the Court reconsider its January 1995 decision prohibiting the NJBPU from reexamining its order approving the rates payable to a nonutility generator under a long-term power purchase agreement entered into pursuant to PURPA. JCP&L intends to petition the U.S. Supreme Court to review the Court of Appeals decision. Also in March 1995, JCP&L petitioned the FERC to declare the agreement unlawful on the grounds that when it was approved by the NJBPU the contract pricing violated PURPA. In two recent rulings, the FERC has ruled that PURPA prohibits the states from requiring utilities to enter into contracts at rates higher than the utility's avoided costs, and found that contracts containing these rates are void under certain conditions.

     In April 1995, Met-Ed reached a buy-out agreement with the developer of a 13 MW nonutility generating facility. Met-Ed estimates that the buy-out of the uneconomic power purchase contract will save its customers $16 million over 25 years. Met-Ed has petitioned the PaPUC for approval to recover from customers the $1.65 million buy-out cost.

     In April 1995, Met-Ed filed a petition with the PaPUC requesting that the PaPUC rescind its 1992 order directing Met-Ed to enter into a long-term power purchase agreement with the developers of a proposed 100 MW nonutility generating facility in the City of Scranton, Pennsylvania. Met-Ed is seeking relief from that order on the grounds that the project developers no longer plan to construct the project in the City of Scranton which was a principal reason for the PaPUC's order. Met-Ed also contends that the rates payable under the contract, which are not in effect since the PaPUC has not granted Met-Ed energy cost rate recovery, are $298 million in excess of the projected costs of alternative power.

     In May 1995, Met-Ed and Penelec filed a petition for enforcement and declaratory order with the FERC requesting that the FERC declare the PaPUC's PURPA implementation procedures unlawful. Specifically, Met-Ed and Penelec contend that the PaPUC's procedures that result in orders to enter into contracts with qualifying facilities at prices based on the costs of a "coal proxy" plant violate PURPA and the FERC's implementing regulations. Met-Ed and Penelec have requested that the FERC declare void power purchase agreements and related obligations representing 487 MW of capacity and energy which the PaPUC has ordered the Companies to enter into under this procedure.

     In 1994, a nonutility generator requested that the NJBPU and the PaPUC order JCP&L and Met-Ed to enter into long-term agreements to buy capacity and energy. JCP&L contested the request and the NJBPU referred the matter to an Administrative Law Judge (ALJ) for hearings, where the matter is now pending. Met-Ed sought to dismiss the request based on a May 1994 PaPUC order, which granted Met-Ed and Penelec permission to obtain additional nonutility purchases through competitive bidding until new PaPUC regulations have been adopted. In September 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its May 1994 order for the purpose of reevaluating the nonutility generator's right to sell power to Met-Ed. The PaPUC subsequently ordered that hearings be held in this matter. In March 1995, Met-Ed filed a motion seeking to dismiss the nonutility generator's petition.

     In May 1994, the NJBPU issued an order granting two nonutility generators, aggregating 200 MW, a final in-service date extension for projects originally scheduled to be operational in 1997. In June 1994, JCP&L appealed the NJBPU's decision to the Appellate Division of the New Jersey Superior Court. Oral argument on the appeal was held in March 1995 and the matter is pending before the Appellate Division. The NJBPU order extends the in-service dates for one year plus the appeal period.

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,416 MW of capacity are currently in service and an additional 1,167 MW are currently scheduled or anticipated to be in service by 1999.

 Conservation and Load Management

     In a December 1993 order, the PaPUC adopted guidelines for the recovery of demand side management (DSM) costs and directed utilities to implement DSM programs. Met-Ed and Penelec subsequently filed DSM programs that were expected to be approved by the PaPUC in the first quarter of 1995. However, an industrial intervenor had contested the PaPUC's guidelines and, in January 1995, the Commonwealth Court reversed the PaPUC order. The PaPUC is appealing that decision to the Pennsylvania Supreme Court. As a result, the nature and scope of Met-Ed's and Penelec's DSM programs are uncertain at this time.

 ACCOUNTING ISSUES:

     In March 1995, the Financial Accounting Standards Board (FASB) issued FAS 121, "Accounting for the Impairment of Long-Lived Assets", which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71, "Accounting for the Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown.

     FAS 121 implementation in 1996 is not expected to have an impact on the GPU System since the carrying amount of all assets, including regulatory assets, is considered recoverable. However, as the Subsidiaries enter a more competitive environment, some assets could potentially be subject to impairment, thereby necessitating writedowns or writeoffs, which could have a material adverse effect on the GPU System's results of operations and financial position.

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

 ITEM 5 -    OTHER EVENTS

             GPUN believes that the Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin, i.e. its ability, when necessary, to off-load the entire core to conduct certain maintenance or repairs in order to restore operation of the plant. In March 1994, the Lacey Township Zoning Board of Adjustment issued a use variance for the on-site storage facility. In May 1994, however, Berkeley Township and another party appealed to the New Jersey Superior Court to overturn the decision. In April 1995, the Superior Court remanded the variance application to the Board of Adjustment for the limited purpose of permitting the plaintiffs to present expert testimony. Construction of the facility, which is scheduled for completion in September 1995, is continuing.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of April 1995, dated April 20, 1995, under Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION



 May 4, 1995                     By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 May 4, 1995                     By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)