Form 10-Q
period 1995-06-30
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1995-08-08
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1995, was as follows:

       Common stock, par value $2.50 per share: 116,321,864 shares outstanding.

                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1995



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

                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                      June 30,      December 31,
                                                                        1995            1994
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $9 082 843       $8 879 630
            Less, accumulated depreciation                          3 301 382        3 148 668
              Net utility plant in service                          5 781 461        5 730 962
            Construction work in progress                             324 818          340 248
            Other, net                                                198 113          195 388
                 Net utility plant                                  6 304 392        6 266 598


          Other Property and Investments:
            Nuclear decommissioning trusts                            311 721          260 482
            Nonregulated investments, net                             116 816          115 538
            Nuclear fuel disposal fund                                 90 595           82 920
            Other, net                                                 33 563           33 553
                 Total other property and investments                 552 695          492 493


          Current Assets:
            Cash and temporary cash investments                        19 031           26 731
            Special deposits                                           13 030           10 226
            Accounts receivable:
              Customers, net                                          237 361          248 728
              Other                                                    56 475           56 903
            Unbilled revenues                                         107 768          113 581
            Materials and supplies, at average cost or less:
              Construction and maintenance                            196 685          184 644
              Fuel                                                     47 981           55 498
            Deferred energy costs                                       4 637            8 728
            Deferred income taxes                                      17 562           18 399
            Prepayments                                               232 270           62 164
                 Total current assets                                 932 800          785 602


          Deferred Debits and Other Assets:
            Regulatory assets:
              Three Mile Island Unit 2 deferred costs                 149 008          157 042
              Unamortized property losses                             106 558          108 699
              Income taxes recoverable through future rates           574 519          561 498
              Other                                                   357 191          370 402
                Total regulatory assets                             1 187 276        1 197 641
            Deferred income taxes                                     436 110          428 897
            Other                                                      60 410           38 546
                 Total deferred debits and other assets             1 683 796        1 665 084



                 Total Assets                                      $9 473 683       $9 209 777

          The accompanying notes are an integral part of the consolidated financial statements.



                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                      June 30,      December 31,
                                                                        1995            1994
                                                                    (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  314 458       $  314 458
            Capital surplus                                           686 272          663 418
            Retained earnings                                       1 810 025        1 775 759
              Total                                                 2 810 755        2 753 635
            Less, reacquired common stock, at cost                    162 020          181 051
              Total common stockholders' equity                     2 648 735        2 572 584
            Cumulative preferred stock:
              With mandatory redemption                               134 000          150 000
              Without mandatory redemption                             98 116           98 116
            Subsidiary-obligated mandatorily redeemable
              preferred securities                                    330 000          205 000
            Long-term debt                                          2 525 840        2 345 417
                 Total capitalization                               5 736 691        5 371 117



          Current Liabilities:
            Securities due within one year                             87 666           91 165
            Notes payable                                             270 261          347 408
            Obligations under capital leases                          162 513          157 168
            Accounts payable                                          249 454          317 259
            Taxes accrued                                              19 563           80 027
            Interest accrued                                           69 556           66 628
            Other                                                     267 243          213 041
                 Total current liabilities                          1 126 256        1 272 696



          Deferred Credits and Other Liabilities:
            Deferred income taxes                                   1 462 739        1 438 743
            Unamortized investment tax credits                        151 088          156 262
            Three Mile Island Unit 2 future costs                     347 390          341 139
            Regulatory liabilities                                    110 519          122 144
            Other                                                     539 000          507 676
                 Total deferred credits and other liabilities       2 610 736        2 565 964



          Commitments and Contingencies (Note 1)






               Total Liabilities and Capital                       $9 473 683       $9 209 777

          The accompanying notes are an integral part of the consolidated financial statements.



                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                   Consolidated Statements of Income
                                              (Unaudited)
                                                                  In Thousands
                                                             (Except Per Share Data)
                                                      Three Months             Six Months
                                                     Ended June 30,         Ended June 30,
                                                     1995      1994        1995        1994
      Operating Revenues                          $ 864 648 $ 873 533   $1 778 620  $1 810 742

      Operating Expenses:
        Fuel                                         81 662    87 391      170 889     190 698
        Power purchased and interchanged            222 874   210 323      473 797     444 825
        Deferral of energy costs, net                 4 091      (344)       5 239     (25 114)
        Other operation and maintenance             226 420   368 309      446 133     601 420
        Depreciation and amortization                90 344    86 301      179 885     176 114
        Taxes, other than income taxes               78 416    82 615      164 477     173 568
            Total operating expenses                703 807   834 595    1 440 420   1 561 511

      Operating Income Before Income Taxes          160 841    38 938      338 200     249 231
        Income taxes                                 34 523    (6 762)      78 222      46 935
      Operating Income                              126 318    45 700      259 978     202 296

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                1 152       680        2 357       1 326
        Other income/(expense), net                  (3 370) (201 608)      (4 170)   (143 999)
        Income taxes                                  1 268    86 925        1 423      63 626
            Total other income and deductions          (950) (114 003)        (390)    (79 047)

      Income/(Loss) Before Interest Charges
        and Preferred Dividends                     125 368   (68 303)     259 588     123 249

      Interest Charges and Preferred Dividends:
        Interest on long-term debt                   47 366    46 061       92 479      92 204
        Other interest                                8 954     7 010       15 803      25 519
        Allowance for borrowed funds used
          during construction                        (1 965)   (1 548)      (4 072)     (3 065)
        Dividends on subsidiary-obligated mandatorily
          redeemable preferred securities             5 825       -         10 372         -
        Preferred stock dividends of
          subsidiaries                                4 208     5 516        8 529      11 031
            Total interest charges and
              preferred dividends                    64 388    57 039      123 111     125 689

      Net Income/(Loss)                           $  60 980 $(125 342)  $  136 477  $   (2 440)

      Earnings/(Loss) Per Average Share           $     .53 $   (1.09)  $     1.18  $     (.02)

      Average Common Shares Outstanding             115 660   115 119      115 502     115 092

      Cash Dividends Paid Per Share               $     .47 $     .45   $      .92  $     .875

      The accompanying notes are an integral part of the consolidated financial statements.






                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)
                                                                              In Thousands
                                                                                Six Months
                                                                              Ended June 30,
                                                                           1995          1994
      Operating Activities:
        Net income (loss)                                               $ 136 477     $  (2 440)
        Adjustments to reconcile income (loss) to cash provided:
          Depreciation and amortization                                   183 300       180 103
          Amortization of property under capital leases                    30 754        30 698
          Three Mile Island Unit 2 costs                                      -         183 944
          Voluntary enhanced retirement programs                              -         126 964
          Nuclear outage maintenance costs, net                            14 562        15 297
          Deferred income taxes and investment tax credits, net            21 488       (98 835)
          Deferred energy costs, net                                        5 413       (24 908)
          Accretion income                                                 (6 260)       (7 641)
          Allowance for other funds used during construction               (2 357)       (1 327)
        Changes in working capital:
          Receivables                                                      13 123       (12 565)
          Materials and supplies                                           (4 524)         (507)
          Special deposits and prepayments                               (179 280)     (158 780)
          Payables and accrued liabilities                                (76 803)      (21 997)
        Other, net                                                          5 195       ( 4 061)
             Net cash provided by operating activities                    141 088       203 945

      Investing Activities:
        Cash construction expenditures                                   (229 680)     (245 213)
        Contributions to decommissioning trusts                           (16 609)      (16 647)
        Nonregulated investments                                           (1 710)      (52 877)
        Other, net                                                           (346)       (7 657)
             Net cash used for investing activities                      (248 345)     (322 394)

      Financing Activities:
        Issuance of long-term debt                                        168 920       178 787
        Increase (Decrease) in notes payable, net                         (77 184)      180 661
        Retirement of long-term debt                                       (3 200)     (107 200)
        Capital lease principal payments                                  (27 459)      (28 684)
        Issuance of common stock                                           29 645           -
        Issuance of subsidiary-obligated mandatorily
          redeemable preferred securities                                 120 906           -
        Redemption of preferred stock of subsidiaries                      (6 049)          -
        Dividends paid on common stock                                   (106 022)     (100 625)
             Net cash provided by financing activities                     99 557       122 939

      Net increase (decrease) in cash and temporary
        cash investments from above activities                             (7 700)        4 490
      Cash and temporary cash investments, beginning of year               26 731        25 843
      Cash and temporary cash investments, end of period                $  19 031     $  30 333

      Supplemental Disclosure:
        Interest and preferred dividends paid                           $ 122 208     $ 119 703
        Income taxes paid                                               $ 127 531     $  34 730
        New capital lease obligations incurred                          $  34 376     $  32 855
        Common stock dividends declared but not paid                    $  54 670     $  51 786

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


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Subsidiaries have made investments in three major nuclear projects-- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%,
 respectively.  Oyster Creek is owned by JCP&L.   At June 30, 1995 and December
 31, 1994, the Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           June 30, 1995            $640        $791
           December 31, 1994        $627        $817

      The Subsidiaries' net investment in TMI-2 at June 30, 1995 and December 31, 1994 was $101 million and $103 million, respectively, of which JCP&L's remaining investment was $87 million and $89 million, respectively. JCP&L is collecting retail revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec have recovered substantially all of their investments in TMI-2.

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

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against the Corporation and the Subsidiaries and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is scheduled to begin in June 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million and $239 to $350 million, respectively (in 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million and $48 million, respectively (in 1994 dollars). To date, no site-specific study has been performed for TMI-2.

      The ultimate cost of retiring the GPU System's nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Subsidiaries have contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990 and 1991 to TMI-2's external trust and will await resolution of the case pending before the Pennsylvania Supreme Court before making any further contributions for amounts written off by Met-Ed and Penelec in 1994 (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

      The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting practices for nuclear decommissioning costs. If the FASB's tentative conclusions are adopted, Oyster Creek and TMI-1 retirement costs may have to be recorded as a liability, rather than as accumulated depreciation, with an offsetting asset recorded for amounts collectible through rates. Any amounts that cannot be collected through rates may have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices by the fourth quarter of 1995.

 TMI-1 and Oyster Creek:

      JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. The Pennsylvania Public Utility Commission (PaPUC) previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. The PaPUC also approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $57 million for TMI-1 and $120 million for Oyster Creek at June 30, 1995. Oyster Creek and TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Subsidiaries have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Subsidiaries have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of June 30, 1995. Estimated TMI-2 Future Costs as of June 30, 1995 and December 31, 1994 are as follows:

                                     June 30, 1995      December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $256                  $250
 Nonradiological Cost of Removal           72                    72
 Incremental Monitored Storage             19                    19
      Total                              $347                  $341

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At June 30, 1995, $112 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet, and $48 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the balance sheet.

      In 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate requested the Commonwealth Court to set aside the PaPUC's 1993 rate order and in 1994, the Commonwealth Court reversed the PaPUC order. In December 1994, the Pennsylvania Supreme Court granted Met-Ed's request to review that decision. Oral argument was held on April 27, 1995, and the matter is pending. As a consequence of the Commonwealth Court decision, Met-Ed recorded pre-tax charges totaling $127.6 million during 1994. Penelec, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994, for its share of such costs applicable to its retail customers. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $121 million for radiological decommissioning costs, $48.2 million for the nonradiological cost of removal and $14.7 million for incremental monitored storage costs. Met-Ed and Penelec will await resolution of the appeal pending before the Pennsylvania Supreme Court before making any nonrecoverable funding contributions to external trusts for their share of these costs. The Pennsylvania Subsidiaries are similarly required to charge to expense their share of future increases in the estimate of the costs of retiring TMI-2 if the Pennsylvania Supreme Court does not reverse the Commonwealth Court's decision. Earnings on trust fund deposits for Met-Ed and Penelec are recorded as income. Prior to the Commonwealth Court's decision, Met-Ed and Penelec contributed $40 million and $20 million respectively, to external trusts relating to their shares of the accident-related portion of the decommissioning liability. JCP&L also made a contribution of $15 million to an external decommissioning trust. These contributions were not recovered from customers and have been expensed. JCP&L's share of earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 Deferred Costs as collectible from customers.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million in any one year under insurance policies applicable to nuclear operations and facilities.

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

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Subsidiaries have entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 26 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of June 30, 1995, facilities covered by these agreements having 1,535 MW (JCP&L 892 MW, Met-Ed 246 MW and Penelec 397 MW) of capacity were in service and 89 MW were scheduled to commence operation later in 1995. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are as follows:

                      Payments Under Nonutility Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

      1995                     $ 694       $ 395       $  114      $   185
      1996                       918         556          170          192
      1997                     1,062         571          278          213
      1998                     1,306         587          414          305
      1999                     1,340         607          419          314

       These agreements, in the aggregate, will provide approximately 2,589 MW (JCP&L 1,202 MW, Met-Ed 812 MW and Penelec 575 MW) of capacity and energy to the GPU System, at varying prices.

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

        The Subsidiaries are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part.

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

       In accordance with the provisions of FAS 71, the Subsidiaries have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the June 30, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  574,519   $102,332
 TMI-2 deferred costs                                 149,008       -
 TMI-2 tax refund                                        -         3,786
 Unamortized property losses                          106,558       -
 N.J. unit tax                                         54,185       -
 Unamortized loss on reacquired debt                   52,664       -
 DOE enrichment facility decommissioning               42,182       -
 Load and demand side management programs              44,220       -
 Other postretirement benefits                         50,552       -
 Manufactured gas plant remediation                    29,548       -
 Nuclear fuel disposal fee                             23,608       -
 Storm damage                                          23,048       -
 N.J. low level radwaste disposal                      16,935       -
 Oyster Creek deferred costs                           11,430       -
 Other                                                  8,819      4,401
      Total                                        $1,187,276   $110,519


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

 Load and demand side management (DSM) programs: Consists of load management costs that are currently being recovered through JCP&L's retail base rates pursuant to a 1993 NJBPU order, and other DSM program expenditures that are recovered annually. Also includes provisions for lost revenues between base rate cases and performance incentives.

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than
 Pensions."   Recovery of these costs is subject to regulatory approval.

 Manufactured gas plant remediation: Consists of costs associated with the investigation and remediation of several gas manufacturing plants. For additional information, see ENVIRONMENTAL MATTERS.

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

       To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Subsidiaries expect to spend up to $380 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Corporation expects that the U.S. Environmental Protection Agency (EPA) will approve the proposal, and that as a result, the Subsidiaries will spend an estimated $60 million, beginning in 1997, to meet the reductions set by the OTC. The OTC requires additional NOx reductions to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Subsidiaries are unable to determine what additional costs, if any, will be incurred.

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

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant sites. JCP&L has also entered into various cost-sharing agreements with other utilities for some of the sites. As of June 30, 1995, JCP&L has an estimated environmental liability of $32 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. Since collections currently exceed expenditures, the NJBPU decision also provided for interest on the excess to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. A final 1994 NJBPU order indicated that interest is to be accrued retroactive to June 1993. JCP&L is pursuing reimbursement of the remediation costs from its insurance carriers. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these manufactured gas plant sites. JCP&L requested the Court to order the insurance carriers to reimburse JCP&L for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

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

       The Subsidiaries have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One contract also includes a provision for the payment of environmental and postretirement benefit costs. The Subsidiaries' share of the cost of coal purchased under these agreements is expected to aggregate $90 million for 1995.

        The Subsidiaries have entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 1,308 MW in 1995, declining to 1,096 MW in 1997 and 696 MW by 2004. For the years 1995 through 1999, payments pursuant to these agreements are estimated as follows:

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


       JCP&L has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. JCP&L has moved to dismiss the appeal. There can be no assurance as to the outcome of this proceeding.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEAC periods remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. JCP&L estimates that the potential exposure from the 1992 LEAC period through February 1996, the end of the current LEAC period, is $73 million. There can be no assurance as to the outcome of this proceeding.

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

 RESULTS OF OPERATIONS

     Net income for the second quarter of 1995 was $61.0 million, or $0.53 per share, compared to a net loss of $125.3 million, or a $1.09 loss per share, for the same period ended 1994. The increase in second quarter earnings was due to GPU's recognition in 1994 of one-time charges totaling $191.6 million after-tax, or $1.66 per share. These one-time charges consisted of a write-off of certain Three Mile Island Unit 2 (TMI-2) retirement costs ($104.9 million) resulting from a Pennsylvania court order, costs related to voluntary enhanced retirement programs ($76.1 million), and a write-off of postretirement benefit costs ($10.6 million) not considered likely to be recovered in rates.

     Lower operation and maintenance (O&M) expense, which included payroll and benefits savings from the retirement programs, also contributed to the earnings increase. However, this increase was more than offset by lower sales from cooler spring weather this year compared to last year.

     For the six months ended June 30, 1995 net income was $136.5 million, or $1.18 per share, compared to a net loss of $2.4 million, or a $0.02 loss per share, for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, earnings for the current six month period versus last year benefitted from increased sales from new customer growth. Earnings compared to last year were negatively affected by higher reserve capacity expense and lower sales due to warmer 1995 winter weather. Also affecting the six months earnings comparison was nonrecurring interest income (net of nonrecurring interest expense) in 1994 of $26.9 million after-tax, or $0.23 per share, resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 OPERATING REVENUES:

     Total revenues for the second quarter of 1995 decreased 1.0% to $864.6 million, as compared to the second quarter of 1994. For the six months ended June 30, 1995, revenues decreased 1.8% to $1.78 billion, as compared to the same period last year. The components of the changes are as follows:

                                            (In Millions)
                                     Three Months     Six Months
                                        Ended           Ended
                                    June 30, 1995   June 30, 1995
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)       $(22.4)         $(48.5)
    Energy revenues                      19.4            27.2
    Other revenues                       (5.9)          (10.8)
         Decrease in revenues          $ (8.9)         $(32.1)

 Kilowatt-hour revenues

     The decrease in KWH revenues in the three and six month periods was due primarily to lower residential sales from a warmer winter and cooler spring this year as compared to the previous year. New customer additions in the residential and commercial sectors partially offset these decreases.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased in both the three and six month periods primarily from higher energy cost rates and increased sales to other utilities, partially offset by lower sales to customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the six months ended June 1995 were negatively impacted by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection and a one-time $3.3 million pre-tax charge from another utility.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The decrease in other O&M expense for the three and six months ended June 1995 was primarily attributable to a one-time $127 million pre-tax charge in 1994 related to the voluntary enhanced retirement programs. Also contributing to the O&M reduction was payroll and benefits savings from the retirement programs and lower first quarter winter storm repair costs.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income for the three and six months ended June 1995 was primarily attributable to write-offs in 1994 consisting of $183.9 million pre-tax for certain TMI-2 retirement costs resulting from a Pennsylvania court order, and $18.6 million pre-tax for postretirement benefit costs not considered likely to be recovered in rates. The increase was partially offset by lower first quarter interest income of $59.4 million pre-tax resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     Other interest expense for the six months ended June 1995 decreased due primarily to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $13.8 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

     In 1994, Met-Ed and Penelec issued $100 million and $105 million, respectively, and in May 1995, JCP&L issued $125 million, of monthly income preferred securities through special-purpose finance subsidiaries. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The GPU System's capital needs for the six months ended June 30, 1995 consisted of cash construction expenditures of $230 million. Construction expenditures for the year are forecasted to be $482 million. Expenditures for maturing debt are expected to be $91 million for 1995. Management estimates that approximately two-thirds of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the second quarter of 1995, GPU sold one million shares of common stock through an underwritten public offering. The net proceeds of $29.6 million were used to make cash capital contributions to the Subsidiaries.

     In addition, JCP&L Capital L.P., a special-purpose finance subsidiary of JCP&L, issued $125 million stated value of monthly income preferred securities. The proceeds from the issuance were used to reduce JCP&L's outstanding short-term debt. Met-Ed issued $30 million principal amount of first mortgage bonds (FMBs), the proceeds of which were used to reduce outstanding short-term debt.

     Also in the second quarter, JCP&L repurchased in the market, 60,000 shares of its 7.52% Series K cumulative preferred stock. The repurchased shares may be used to satisfy future sinking fund requirements.

     In July 1995, Met-Ed redeemed at maturity $12 million principal amount of 4 5/8% FMBs. Met-Ed also issued $28.5 million principal amount of 6.10% FMBs as collateral for a like amount of pollution control revenue refunding bonds issued by the Northampton County Industrial Development Authority. The proceeds from the sale of the authority bonds will be used to redeem the Authority's 10 1/2% pollution control bonds maturing September 1, 1995, issued to finance construction of pollution control facilities at Met-Ed's Portland station.

     The Subsidiaries have regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through 1995 in the case of Met-Ed, and June 1997 for JCP&L and Penelec. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue senior securities in the amount of $225 million, $190 million and $230 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. Met-Ed and Penelec, through their special-purpose finance subsidiaries, have remaining regulatory authority to issue an additional $25 million and $20 million, respectively, of monthly income preferred securities. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Subsidiaries' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue. The Subsidiaries' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The ability to issue securities in the future will depend on coverages at that time. The ability of the Subsidiaries to issue, through their special-purpose subsidiaries, monthly income preferred securities, is not affected by such coverage restrictions.

 COMPETITIVE ENVIRONMENT:

     In March 1995, prior to the Federal Energy Regulatory Commission's (FERC) issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services, the Subsidiaries filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provided for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. In July 1995, the Subsidiaries submitted to the FERC further support and justification for their tariffs in response to a FERC Staff request. The Subsidiaries do not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of these transmission tariffs.

     In July 1995, New Jersey adopted energy rate flexibility legislation that will enable electric utilities to offer rate discounts to certain customers and allow these customers access to competitive markets. If certain conditions are met, utilities are permitted to recover from customers 50% of revenue lost as a result of a rate discount. The legislation also provides utilities with the opportunity to propose to the New Jersey Board of Public Utilities (NJBPU) alternative ways to set rates.

     In June 1995, the Securities and Exchange Commission (SEC) approved an
 SEC Staff report containing a series of legislative and administrative recommendations to reform the Public Utility Holding Company Act of 1935 (Holding Company Act). The SEC Staff recommended that the SEC support repeal of the Holding Company Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state commissions access to holding company books and records.
 In the interim, the Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy related diversification activities. The Staff also recommended that the SEC more flexibly interpret the Holding Company Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

     In response to the Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies, believe, however, that repeal of the Holding Company Act is necessary to remove a significant impediment to competition.

 Nonregulated Business:

     As of June 30, 1995, GPU's aggregate investment in Energy Initiatives, Inc. and EI Power, Inc. totaled $118 million. In July 1995, EI Power acquired from the Bolivian government, for approximately $47 million, a 50% ownership interest in a Bolivian electric generating company having an aggregate capacity of approximately 216 megawatts (MW) of gas-fired and oil-fired generation.

 THE GPU SUPPLY PLAN:

 New Energy Supplies:

     Penelec is currently reevaluating its participation beyond the first budget phase of a proposed $146 million research and development project to repower its 82 MW Warren generating station. The repowering project, if undertaken, would enable the station to comply with state and federal standards for reduced emissions, and increase electrical output to approximately 100 MW. The U.S. Department of Energy (DOE) has agreed to fund 50% of the project through its Clean Coal Technology Program. A number of unresolved issues, including the unavailability of a key component, a lagging schedule, and changing economics, have necessitated a reevaluation of the project. In June 1995, Penelec and the DOE extended the first budget phase of the project to January 31, 1996 in order to give the DOE time to address Penelec's technical, economic, and project viability concerns. To date, Penelec has spent $2.0 million on the repowering project.

     JCP&L has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the New Jersey Department of Environmental Protection (NJDEP) issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP and the NJBPU's order to the Appellate Division of New Jersey Superior Court. JCP&L has moved to dismiss the appeal. There can be no assurance as to the outcome of this proceeding.

 Managing Nonutility Generation

     The Subsidiaries are seeking to reduce the above market costs of nonutility generation (NUG) agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Subsidiaries.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by JCP&L, the NJBPU and the New Jersey Division of Ratepayer Advocate asking that the Court reconsider its January 1995 decision prohibiting the NJBPU from reexamining its order approving the rates payable to a nonutility generator under a long-term power purchase agreement entered into pursuant to PURPA. Also in March 1995, JCP&L petitioned the FERC to declare the agreement unlawful on the grounds that when it was approved by the NJBPU, the contract pricing violated PURPA. In two recent decisions involving other utilities, the FERC ruled that PURPA prohibits the states from requiring utilities to enter into contracts at rates higher than the utility's avoided costs, and found that contracts containing these rates are void under certain conditions. In June 1995, JCP&L and the Ratepayer Advocate filed petitions with the U.S. Supreme Court seeking to review the U.S. Court of Appeals decision. JCP&L's petition before the FERC is pending.

     In April 1995, Met-Ed agreed to buy-out the power purchase agreement for a 13 MW unconstructed nonutility generating facility. Met-Ed estimates that the buy-out of the uneconomic power purchase contract will save its customers $16 million over 25 years. In June 1995, the PaPUC authorized recovery from customers of the $1.65 million buy-out price over a two year period, starting with Met-Ed's April 1, 1996 energy cost rate.

     In May 1995, Met-Ed and Penelec filed a petition for enforcement and declaratory order with the FERC requesting that the FERC overturn four contracts with nonutility generators, aggregating 487 MW of capacity, and to act against the PaPUC's implementation of PURPA. Specifically, Met-Ed and Penelec contended that the PaPUC's procedures resulting in orders to enter into contracts with qualifying facilities at prices based on the costs of a "coal proxy" plant violate PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition. Met-Ed and Penelec have filed a petition for rehearing with the FERC.

     In 1994, a nonutility generator requested that the NJBPU and the PaPUC order JCP&L and Met-Ed to enter into long-term agreements to buy capacity and energy. JCP&L contested the request and the NJBPU referred the matter to an Administrative Law Judge (ALJ) for hearings. In February 1995, the ALJ issued an initial decision stating that the nonutility generator had created a legally enforceable obligation, but the appropriate avoided cost to be used was still to be decided by the NJBPU. However, in April 1995, the NJBPU remanded the proceeding to the ALJ for fact finding. Met-Ed sought to dismiss the request based on a May 1994 PaPUC order, which granted Met-Ed and Penelec permission to obtain additional nonutility purchases through competitive bidding until new PaPUC regulations have been adopted. In September 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its May 1994 order for the purpose of reevaluating the nonutility generator's right to sell power to Met-Ed. The PaPUC subsequently ordered that hearings be held in this matter. In March 1995, Met-Ed moved to dismiss the nonutility generator's petition. The nonutility generator has filed a cross-motion for summary judgment. The matter is pending before the PaPUC.

     In May 1994, the NJBPU issued orders granting two nonutility generators, aggregating 200 MW, a final in-service (sunset) date extension for projects originally scheduled to be operational in 1997. The NJBPU orders extend the in-service dates for one year plus any appeal period. In May 1995, the Appellate Division of the New Jersey Superior Court reversed the NJBPU decision. In June 1995, the New Jersey Assembly passed a bill which, if enacted, would have the effect of nullifying the Court's decision by retroactively extending the in-service deadlines on the two projects for three years. The State Senate is expected to consider the legislation in September 1995.

     In November 1994, Penelec requested the Pennsylvania Supreme Court to review a Commonwealth Court decision upholding a PaPUC order requiring Penelec to purchase a total of 160 MW from two nonutility generators. The PaPUC had ordered Penelec in 1993 to enter into power purchase agreements with the nonutility generators for 80 MW of power each under long-term contracts commencing in 1997 or later. In August 1994, the Commonwealth Court denied Penelec's appeal of the PaPUC order. Penelec's petition to the Supreme Court contends that the Commonwealth Court imposed unnecessary and excessive costs on Penelec customers by finding that Penelec had a need for capacity. The petition also questions the Commonwealth Court's upholding of the PaPUC's determination that the nonutility generators had incurred a legal obligation entitling them to payments under PURPA. In May 1995, the PaPUC assigned the matter to an Administrative Law Judge (ALJ) for a recommended decision.

     As part of an effort to reduce above-market payments under nonutility generation agreements, the Subsidiaries are seeking to implement a program under which the natural gas fuel and transportation for the Subsidiaries' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, would be pooled and managed by a nonaffiliated fuel manager. The Subsidiaries believe the plan has the potential to provide substantial savings for their customers. The Subsidiaries are conducting negotiations with a nonaffiliated company to serve as fuel manager.

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,535 MW of capacity are currently in service and an additional 1,054 MW are currently scheduled or anticipated to be in service by 1999.

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

 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Annual Meeting of Stockholders held on May 4, 1995, the following individuals were reelected as directors of the Corporation for three year terms expiring at the 1998 annual meeting.

                   Name                        Votes For     Votes Withheld
                   Henry F. Henderson, Jr.     99,308,789       1,263,876
                   James R. Leva               99,399,387       1,263,876
                   John M. Pietruski           99,385,954       1,263,876
                   Catherine A. Rein           99,308,578       1,263,876

             Louis J. Appell, Jr., Donald J. Bainton, and Theodore H. Black, whose terms expire at the 1996 annual meeting, and Paul R. Roedel, Carlisle A. H. Trost, and Patricia K. Woolf, whose terms expire at the 1997 annual meeting, continue to serve as directors following the meeting.

             At the Annual Meeting, stockholders approved by a vote of 71,283,964 shares for, 28,293,694 shares against and 1,036,895 shares abstained, an amendment to Article 5 of the Corporation's Article of Incorporation to increase the number of authorized shares of Common Stock to 350,000,000 shares, par value $2.50 per share, from 150,000,000 shares. Stockholders also approved, by a vote of 69,505,164 shares for, 19,188,636 shares against, 1,361,319 shares abstained and 10,559,434 shares broker non-votes, an amendment to Article 9 of the Corporation's Article of Incorporation eliminating the remaining preemptive rights of stockholders to purchase additional shares of Common Stock.

             Stockholders also ratified at the Annual Meeting the selection of Coopers & Lybrand L.L.P. as independent auditor for the year 1995 by a vote of 99,495,374 shares for, 566,234 shares against and 552,945 shares abstained.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of June 1995, dated June 9, 1995, under Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION



 August 8, 1995                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 August 8, 1995                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)