Form 10-Q
period 1995-09-30
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1995-11-08
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1995, was as follows:

       Common stock, par value $2.50 per share: 116,373,614 shares outstanding.

                      General Public Utilities Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1995



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



                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                   September 30,    December 31,
                                                                        1995            1994
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $9 165 011       $8 879 630
            Less, accumulated depreciation                          3 373 530        3 148 668
              Net utility plant in service                          5 791 481        5 730 962
            Construction work in progress                             345 862          340 248
            Other, net                                                199 366          195 388
                 Net utility plant                                  6 336 709        6 266 598


          Other Property and Investments:
            Nuclear decommissioning trusts                            331 801          260 482
            Nonregulated investments, net                             231 641          115 538
            Nuclear fuel disposal fund                                 92 799           82 920
            Other, net                                                 34 856           33 553
                 Total other property and investments                 691 097          492 493


          Current Assets:
            Cash and temporary cash investments                        30 325           26 731
            Special deposits                                           14 689           10 226
            Accounts receivable:
              Customers, net                                          285 361          248 728
              Other                                                    56 191           56 903
            Unbilled revenues                                         101 527          113 581
            Materials and supplies, at average cost or less:
              Construction and maintenance                            197 779          184 644
              Fuel                                                     37 846           55 498
            Deferred income taxes                                      20 449           14 213
            Prepayments                                                94 155           62 164
                 Total current assets                                 838 322          772 688


          Deferred Debits and Other Assets:
            Regulatory assets:
              Three Mile Island Unit 2 deferred costs                 309 422          157 042
              Unamortized property losses                             105 587          108 699
              Income taxes recoverable through future rates           579 200          561 498
              Other                                                   424 147          370 402
                Total regulatory assets                             1 418 356        1 197 641
            Deferred income taxes                                     348 700          428 897
            Other                                                      56 872           38 546
                 Total deferred debits and other assets             1 823 928        1 665 084



                 Total Assets                                      $9 690 056       $9 196 863

          The accompanying notes are an integral part of the consolidated financial statements.




                       GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                   September 30,    December 31,
                                                                        1995            1994
                                                                    (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  314 458       $  314 458
            Capital surplus                                           686 350          663 418
            Retained earnings                                       2 047 570        1 775 759
              Total                                                 3 048 378        2 753 635
            Less, reacquired common stock, at cost                    159 732          181 051
              Total common stockholders' equity                     2 888 646        2 572 584
            Cumulative preferred stock:
              With mandatory redemption                               134 000          150 000
              Without mandatory redemption                             98 116           98 116
            Subsidiary-obligated mandatorily redeemable
              preferred securities                                    330 000          205 000
            Long-term debt                                          2 536 626        2 345 417
                 Total capitalization                               5 987 388        5 371 117



          Current Liabilities:
            Securities due within one year                            102 462           91 165
            Notes payable                                             224 780          347 408
            Obligations under capital leases                          163 172          157 168
            Accounts payable                                          297 793          317 259
            Deferred energy credits                                       912           (8 728)
            Taxes accrued                                              39 793           80 027
            Interest accrued                                           56 289           66 628
            Other                                                     214 032          208 855
                 Total current liabilities                          1 099 233        1 259 782



          Deferred Credits and Other Liabilities:
            Deferred income taxes                                   1 493 658        1 438 743
            Unamortized investment tax credits                        148 411          156 262
            Three Mile Island Unit 2 future costs                     346 818          341 139
            Regulatory liabilities                                    101 724          122 144
            Other                                                     512 824          507 676
                 Total deferred credits and other liabilities       2 603 435        2 565 964



          Commitments and Contingencies (Note 1)




                 Total Liabilities and Capital                     $9 690 056       $9 196 863

          The accompanying notes are an integral part of the consolidated financial statements.




                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                   Consolidated Statements of Income
                                              (Unaudited)
                                                                  In Thousands
                                                             (Except Per Share Data)
                                                      Three Months             Nine Months
                                                   Ended September 30,    Ended September 30,
                                                     1995       1994       1995         1994
      Operating Revenues                          $1 095 082 $ 994 672  $2 873 702  $2 805 414

      Operating Expenses:
        Fuel                                        102 086     96 216     272 975     286 914
        Power purchased and interchanged            280 800    230 087     754 597     674 912
        Deferral of energy costs, net                 4 406      4 826       9 645     (20 288)
        Other operation and maintenance             251 288    244 941     697 421     846 361
        Depreciation and amortization               101 928     85 519     281 813     261 633
        Taxes, other than income taxes               98 355     94 193     262 832     267 761
            Total operating expenses                838 863    755 782   2 279 283   2 317 293

      Operating Income Before Income Taxes          256 219    238 890     594 419     488 121
        Income taxes                                 71 638     69 876     149 860     116 811
      Operating Income                              184 581    169 014     444 559     371 310

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                1 203        766       3 560       2 092
        Other income/(expense), net                 194 342      3 026     190 172    (140 973)
        Income taxes                                (82 264)    (2 014)    (80 841)     61 612
            Total other income and deductions       113 281      1 778     112 891     (77 269)

      Income Before Interest Charges
        and Preferred Dividends                     297 862    170 792     557 450     294 041

      Interest Charges and Preferred Dividends:
        Interest on long-term debt                   47 680     46 423     140 159     138 627
        Other interest                                7 017      6 382      22 820      31 901
        Allowance for borrowed funds used
          during construction                        (2 543)    (1 797)     (6 615)     (4 862)
        Dividends on subsidiary-obligated mandatorily
          redeemable preferred securities             7 222      3 145      17 594       3 145
        Preferred stock dividends of
          subsidiaries                                4 208      5 340      12 737      16 371
            Total interest charges and
              preferred dividends                    63 584     59 493     186 695     185 182

      Net Income                                  $ 234 278  $ 111 299  $  370 755  $  108 859

      Earnings Per Average Common Share           $    2.02  $     .97  $     3.20  $      .95

      Average Common Shares Outstanding             116 512    115 187     115 841     115 124

      Cash Dividends Paid Per Share               $     .47  $     .45  $     1.39  $    1.325

      The accompanying notes are an integral part of the consolidated financial statements.






                     GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)
                                                                                       In Thousands
                                                                               Nine Months
                                                                           Ended September 30,
                                                                           1995          1994
      Operating Activities:
        Net income                                                      $ 370 755     $ 108 859
        Adjustments to reconcile income to cash provided:
          Depreciation and amortization                                   281 577       270 401
          Amortization of property under capital leases                    43 039        45 523
          Three Mile Island Unit 2 costs                                 (170 005)      183 944
          Voluntary enhanced retirement programs                              -         126 964
          Nuclear outage maintenance costs, net                             8 178         5 467
          Deferred income taxes and investment tax credits, net            95 500      (103 757)
          Deferred energy costs, net                                        9 888       (19 955)
          Accretion income                                                 (9 390)      (11 359)
          Allowance for other funds used during construction               (3 560)       (2 092)
        Changes in working capital:
          Receivables                                                     (19 881)       24 530
          Materials and supplies                                           10 781         2 175
          Special deposits and prepayments                                (37 060)     (143 358)
          Payables and accrued liabilities                                (88 678)       10 565
        Other, net                                                        (43 668)        7 102
             Net cash provided by operating activities                    447 476       505 009

      Investing Activities:
        Cash construction expenditures                                   (340 168)     (375 076)
        Contributions to decommissioning trusts                           (24 974)      (25 027)
        Nonregulated investments                                          (47 184)      (61 959)
        Other, net                                                         (3 502)       (7 550)
             Net cash used for investing activities                      (415 828)     (469 612)

      Financing Activities:
        Issuance of long-term debt                                        197 206       178 787
        Increase (Decrease) in notes payable, net                        (123 003)       20 032
        Retirement of long-term debt                                      (43 737)     (147 232)
        Capital lease principal payments                                  (42 486)      (47 974)
        Issuance of common stock                                           29 645           -
        Issuance of subsidiary-obligated mandatorily
          redeemable preferred securities                                 121 063       198 036
        Redemption of preferred stock of subsidiaries                      (6 049)      (26 168)
        Dividends paid on common stock                                   (160 693)     (152 411)
             Net cash provided (required) by financing activities         (28 054)       23 070

      Net increase in cash and temporary
        cash investments from above activities                              3 594        58 467
      Cash and temporary cash investments, beginning of year               26 731        25 843
      Cash and temporary cash investments, end of period                $  30 325     $  84 310

      Supplemental Disclosure:
        Interest and preferred dividends paid                           $ 200 156     $ 203 687
        Income taxes paid                                               $ 168 810     $  84 926
        New capital lease obligations incurred                          $  45 469     $  40 206
        Common stock dividends declared but not paid                    $     -       $     -

      The accompanying notes are an integral part of the consolidated financial statements.


                                                  -6-

 GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      General Public Utilities Corporation (the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Corporation also owns all the common stock of GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc., EI Power, Inc. and EI Energy, Inc. (collectively, EI), which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Subsidiaries have made investments in three major nuclear projects-- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%,
 respectively.  Oyster Creek is owned by JCP&L.   At September 30, 1995 and
 December 31, 1994, the Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           September 30, 1995       $647          $778
           December 31, 1994        $627          $817

      The Subsidiaries' net investment in TMI-2 at September 30, 1995 and December 31, 1994 was $96 million and $103 million, respectively, of which JCP&L's remaining investment was $86 million and $89 million, respectively. JCP&L is collecting retail revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec have recovered substantially all of their investments in TMI-2.

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

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

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

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Subsidiaries had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, the Subsidiaries are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million.

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against the Corporation and the Subsidiaries and their suppliers (the defendants) under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

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

      In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

      The Court of Appeals also found that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the Corporation and its Subsidiaries proposed). The Court of Appeals also held, however, that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries.

      The Corporation and its Subsidiaries believe that any liability to which they might be subject by reason of the TMI-2 accident and these Court of Appeals decisions will not exceed the financial protection under the Price-Anderson Act. The Corporation and its Subsidiaries have filed a petition with the Third Circuit Court seeking a rehearing and en banc reconsideration of its decision that punitive damages are recoverable under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE).

      In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding targets (in 1995 dollars) for TMI-1 and Oyster Creek are $157 million and $189 million, respectively. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 million to $309 million and $239 to $350 million, respectively (in 1995 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million and $48 million, respectively (in 1995 dollars).

      The ultimate cost of retiring the GPU System's nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Subsidiaries have contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990 and 1991 to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet.

      In August 1995, a consultant to GPUN commenced site specific studies of the TMI site, including both Units 1 and 2, and Oyster Creek. GPUN expects these studies to be completed in the fourth quarter of 1995.

      The Financial Accounting Standards Board (FASB) is reviewing the utility industry's accounting practices for nuclear plant retirement costs. If the FASB's tentative conclusions are adopted, Oyster Creek and TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plants (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices in the fourth quarter of 1995.

 TMI-1 and Oyster Creek:

      JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. The Pennsylvania Public Utility Commission (PaPUC) previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. The PaPUC also approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $60 million for TMI-1 and $110 million for Oyster Creek at September 30, 1995. Oyster Creek and TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Subsidiaries have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Subsidiaries record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Subsidiaries have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Subsidiaries have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of September 30, 1995. Estimated TMI-2 Future Costs as of September 30, 1995 and December 31, 1994 are as follows:

                                   September 30, 1995   December 31, 1994
                                       (Millions)           (Millions)
 Radiological Decommissioning              $256                $250
 Nonradiological Cost of Removal             72                  72
 Incremental Monitored Storage               19                  19
      Total                                $347                $341

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet. At September 30, 1995, $114 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet, and $213 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs.

      The NJBPU has granted JCP&L decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In 1993, a PaPUC rate order permitted Met-Ed future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate appealed that order to the Commonwealth Court, which reversed the PaPUC order in 1994. Consequently, Met-Ed recorded pre-tax charges totaling $127.6 million during 1994. Penelec, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994 for its share of such costs applicable to its retail customers. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $121 million for radiological decommissioning costs, $48.2 million for the nonradiological cost of removal and $14.7 million for incremental monitored storage costs. In September 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court decision. Met-Ed and Penelec have therefore reversed the previous write-offs, resulting in pre-tax income of $127.6 million and $56.3 million, respectively, being credited to the Other Income and Deductions section of the 1995 Consolidated Statement of Income. However, notwithstanding the Supreme Court's decision, Met-Ed and Penelec have determined that the recovery of the incremental monitored storage costs is no longer probable, and have recorded pre-tax charges to operating income of $10 million and $4.7 million, respectively, in the third quarter of 1995.

      In 1991, Met-Ed and Penelec contributed $40 million and $20 million respectively, to external trusts relating to their shares of the accident-related portion of the decommissioning liability. In 1990, JCP&L made a contribution of $15 million to an external decommissioning trust. These contributions were not recovered from customers and have been expensed.

      JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the non-accident related portion of such costs, but recognize that recovery cannot be assured.

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

      The GPU System has insurance coverage for incremental replacement power costs resulting from an accident-related outage at its nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $1.8 million for Oyster Creek and $2.6 million for TMI-1 per week for the first year, decreasing to 80 percent of such amounts for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Subsidiaries have entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 26 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of September 30, 1995, facilities covered by these agreements having 1,624 MW (JCP&L 892 MW, Met-Ed 335 MW and Penelec 397 MW) of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:

                      Payments Under Nonutility Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

      1995                     $ 650       $ 380       $ 118       $  152
      1996                       685         358         151          176
      1997                       728         389         155          184
      1998                       859         419         243          197
      1999                     1,020         431         311          278

       These agreements, in the aggregate, will provide approximately 2,062 MW (JCP&L 1,002 MW, Met-Ed 485 MW and Penelec 575 MW) of capacity and energy to the GPU System, at varying prices.

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

       The Subsidiaries are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part.

       While the Subsidiaries thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $240 million to $350 million annually.

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

       In accordance with the provisions of FAS 71, the Subsidiaries have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the September 30, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $ 579,200    $ 97,396
 TMI-2 deferred costs                                309,422        -
 Unamortized property losses                         105,587        -
 NUG contract termination costs                       67,899        -
 Other postretirement benefits                        55,224        -
 N.J. unit tax                                        52,864        -
 Unamortized loss on reacquired debt                  51,432        -
 Load and demand side management programs             47,643        -
 DOE enrichment facility decommissioning              40,628        -
 Manufactured gas plant remediation                   30,720        -
 Storm damage                                         23,876        -
 Nuclear fuel disposal fee                            23,087        -
 N.J. low-level radwaste disposal                     15,572        -
 Oyster Creek deferred costs                           8,084        -
 Other                                                 7,118       4,328
      Total                                       $1,418,356    $101,724


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes", in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the Subsidiaries' remaining investment in the plant and fuel core, radiological decommissioning in accordance with the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials, and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 Unamortized property losses: Consists mainly of costs associated with JCP&L's Forked River Project, which are included in rates.

 NUG contract termination costs: Represents one-time costs incurred for terminating power purchase contracts with nonutility generators (NUGs), for which rate recovery is probable (See Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which are deferred in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises".

 N.J. unit tax: JCP&L received NJBPU approval in 1993 to recover, with interest, over a ten-year period on an annuity basis, $71.8 million of Gross Receipts and Franchise Tax not previously recovered from customers.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the early redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 Load and demand side management (DSM) programs: Consists of load management costs that are currently being recovered, with interest, through JCP&L's retail base rates pursuant to a 1993 NJBPU order, and other DSM program expenditures that are recovered annually. Also includes provisions for lost revenues between base rate cases and performance incentives.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Subsidiaries' energy adjustment clauses.

 Manufactured gas plant remediation: Consists of costs being recovered associated with the investigation and remediation of several gas manufacturing plants. For additional information, see ENVIRONMENTAL MATTERS.

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

 N.J. low-level radwaste disposal: Represents the accrual of the estimated assessment for a disposal facility for low-level waste from Oyster Creek, less amortization as allowed in JCP&L's rates.

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

       To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Subsidiaries expect to spend up to $380 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Subsidiaries expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $60 million, beginning in 1997, to meet the reductions set by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Subsidiaries are unable to determine what additional costs, if any, will be incurred.

       The GPU System companies have been notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites. In addition, the Subsidiaries have been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not yet been named as PRPs. The Subsidiaries have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Subsidiaries.

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 1995, JCP&L has an estimated environmental liability of $32 million recorded on its Balance Sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties because: JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision also provided for interest on any overrecovery to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. A final 1994 NJBPU order indicated that interest is to be accrued retroactive to June 1993. JCP&L is pursuing reimbursement of the remediation costs from its insurance carriers. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these manufactured gas plant sites. JCP&L requested the Court to order the insurance carriers to reimburse JCP&L for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

       The GPU System companies are unable to estimate the extent of possible remediation and associated costs of additional environmental matters. Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant.


                       OTHER COMMITMENTS AND CONTINGENCIES

       The GPU System's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $471 million during 1995. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

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

       JCP&L has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project (of which $32 million has already been spent) is expected to be in-service by mid-1996. In February 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. JCP&L has moved to dismiss the appeal. There can be no assurance as to the outcome of this proceeding.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEAC periods remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. JCP&L estimates that the potential refund liability from the 1992 LEAC period through February 1996, the end of the current LEAC period, is $56 million. There can be no assurance as to the outcome of this proceeding.

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

       During the normal course of the operation of their businesses, in addition to the matters described above, the GPU System companies are from time to time involved in disputes, claims and, in some cases, as defendants in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. EI, which has operations in foreign countries, may face additional risks inherent to operating in such locations, including foreign currency fluctuations and political instability (see NONREGULATED SUBSIDIARIES, in Management's Discussion and Analysis of Financial Condition and Results of Operations). While management does not expect that the outcome of these matters will have a material effect on the GPU System's financial position or results of operations, there can be no assurance that this will continue to be the case.

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

 RESULTS OF OPERATIONS

     Net income for the third quarter of 1995 was $234.3 million, or $2.02 per share, compared to net income of $111.3 million, or $0.97 per share, for the same period ended 1994. The increase in third quarter earnings was due primarily to the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written-off by Metropolitan Edison Company (Met-Ed) ($72.8 million) and Pennsylvania Electric Company (Penelec) ($32.1 million) in the second quarter of 1994. The reversal of the TMI-2 write-off resulted from a Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a March 1993 Pennsylvania Public Utility Commission (PaPUC) order that allowed Met-Ed to recover certain future TMI-2 retirement costs from customers. Partially offsetting this was a charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-2 monitored storage costs which Met-Ed and Penelec believe will not be recoverable through Pennsylvania ratemaking. Also contributing to the third quarter earnings increase were higher sales resulting from hotter summer temperatures compared to last year and new customer growth.

     For the nine months ended September 30, 1995 net income was $370.8 million, or $3.20 per share, compared to net income of $108.9 million, or $0.95 per share, for the same period last year. The same factors affecting the quarterly results also affected the results for the nine month period. In addition, net income for the nine months ended last year included several one-time items that resulted in a net after-tax earnings reduction of $164.7 million, or $1.43 per share.

     The 1994 one-time items included a write-off of $104.9 million ($0.91 per share) of certain future TMI-2 retirement costs, $76.1 million ($0.66 per share) for early retirement program costs, the write-off of $10.6 million ($0.09 per share) of postretirement benefit costs; and net interest income of $26.9 million ($0.23 per share) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. Lower operation and maintenance (O&M) expense, which included payroll and benefits savings from the early retirement programs in 1994, also contributed to the nine month earnings increase.

 OPERATING REVENUES:

     Total revenues for the third quarter of 1995 increased 10.1% to $1.1 billion, as compared to the third quarter of 1994. For the nine months ended September 30, 1995, revenues increased 2.4% to $2.9 billion, as compared to the same period last year. The components of the changes are as follows:

                                                 (In Millions)
                                       Three Months        Nine Months
                                          Ended               Ended
                                    September 30, 1995  September 30, 1995
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $ 34.7               $(13.8)
    Energy revenues                         62.0                 89.2
    Other revenues                           3.7                 (7.1)
         Increase in revenues             $100.4               $ 68.3

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher sales from hotter summer temperatures in 1995 and new customer
 additions in the residential and commercial sectors.   The decrease in KWH
 revenues for the nine month period was due to lower residential sales from milder winter and cooler spring weather in 1995.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased in both the three and nine month periods primarily from higher energy cost rates and increased sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Subsidiaries' energy clauses. However, earnings for the three month period benefitted from lower reserve capacity expense.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The increase in other O&M for the three month period was due to a one-time $14.7 million (pre-tax) charge by Met-Ed and Penelec in 1995 for TMI-2 monitored storage costs deemed not recoverable through Pennsylvania ratemaking. The decrease in other O&M expense for the nine month period was primarily attributable to a one-time $127 million (pre-tax) charge in 1994 related to early retirement programs. Also contributing to the nine month O&M reduction were payroll and benefits savings from the retirement programs and lower 1995 winter storm repair costs.

 Depreciation and amortization

     The increases in depreciation and amortization expense for the three and nine month periods were due primarily to additions to plant in service and adjustments for TMI-2 decommissioning.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income/(expense) for the three month period was attributable to the reversal by Met-Ed and Penelec of $183.9 million (pre-tax) of expense resulting from the Pennsylvania Supreme Court decision overturning a 1994 Pennsylvania Commonwealth Court order, and restoring a March 1993 PaPUC order that allowed Met-Ed to recover certain future TMI-2 retirement costs from customers. In addition, $8.2 million (pre-tax) of expense was reversed for escalations recorded since June 1994 for radiological decommissioning and nonradiological cost of removal.

     The same factors affecting the three month period also affected the nine month period. In addition, the nine month period increase included write-offs in 1994 of $183.9 million (pre-tax) for certain future TMI-2 retirement costs resulting from the Pennsylvania Commonwealth Court order mentioned above, and $18.6 million (pre-tax) for postretirement benefit costs not believed to be recoverable in rates. These increases were partially offset by lower interest income of $59.4 million (pre-tax) resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     Other interest expense for the nine month period decreased primarily from the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $13.8 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

     In 1994, Met-Ed and Penelec issued $100 million and $105 million, respectively, and in May 1995, Jersey Central Power & Light Company (JCP&L) issued $125 million, of monthly income preferred securities through special-purpose finance subsidiaries. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The GPU System's capital needs for the nine months ended September 30, 1995 consisted of cash construction expenditures of $340 million. Construction expenditures for the year are forecasted to be $471 million. Expenditures for securities maturing in 1995 will total $91 million. Management estimates that approximately two-thirds of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     GPU has regulatory authority to issue up to four million shares of additional common stock through 1996. GPU expects to use the proceeds from any sale of additional common stock to reduce GPU short-term debt and make capital contributions to the GPU System companies, including EI.

     The Subsidiaries have regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through June 1997 for JCP&L and Penelec, and December 1997 in the case of Met-Ed. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue such senior securities in the amount of $225 million, $190 million and $160 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. Met-Ed and Penelec, through their special-purpose finance subsidiaries, have remaining regulatory authority to issue an additional $25 million and $20 million, respectively, of monthly income preferred securities through June 1996. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In the third quarter of 1995, Met-Ed redeemed at maturity $12 million principal amount of FMBs. Met-Ed also issued $28.5 million principal amount of FMBs as collateral for a like amount of pollution control revenue refunding bonds issued by the Northampton County Industrial Development Authority. The proceeds from the sale of the Authority bonds were used to redeem at maturity a like amount of the Authority's pollution control bonds issued in 1985.

     In October 1995, Penelec issued $70 million principal amount of FMBs, the proceeds of which will be used to redeem, prior to maturity, $30 million principal amount of FMBs and reduce outstanding short-term debt.

     On November 1, 1995, JCP&L redeemed at maturity $17.4 million principal amount of FMBs.

     The Subsidiaries' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue. The Subsidiaries' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.


 COMPETITIVE ENVIRONMENT:

     In September 1995, the Federal Energy Regulatory Commission (FERC) accepted for filing, subject to possible refund, the Subsidiaries' proposed open access transmission tariffs. The tariffs were submitted to the FERC in March 1995, prior to the FERC's issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services. The FERC has ordered that hearings be held on a number of aspects of these tariffs, including whether they are consistent in certain respects with FERC policy on open access and comparability of service. The tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, will be negotiated on a case by case basis.

     In April 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry and solicited comments on various issues. Met-Ed and Penelec jointly filed responses in November 1994 suggesting, among other things, that the PaPUC provide for the equitable recovery of stranded investments, enable utilities to offer flexible pricing to customers with competitive alternatives, and address regulatory requirements that impose costs unequally on Pennsylvania utilities as compared with unregulated or out-of-state suppliers. In August 1995, the PaPUC released a Staff report in which the Staff decided not to recommend retail wheeling at this time. Evidentiary hearings on this matter are scheduled to begin in December 1995.

     In August 1995, the New Jersey Board of Public Utilities (NJBPU) initiated Phase II of the Energy Master Plan on industry restructuring. The NJBPU Phase II Report, which is expected to address such items as retail and wholesale competition and divestiture of utility assets, is scheduled for release in March 1996.


 NONREGULATED SUBSIDIARIES:

     EI is engaged in the development, ownership and operation of generation, transmission and distribution facilities in the United States and foreign countries. As of September 30, 1995, GPU's investment in EI totaled
 $160 million. Currently, GPU has outstanding guarantee obligations on EI commitments of $277 million.

     In July 1995, EI Power acquired from the Bolivian government, for approximately $47 million, a 50% ownership interest in Empresa Guaracachi S.A., a Bolivian electric generating company having an aggregate capacity of approximately 216 megawatts (MW) of gas-fired and oil-fired generation. Because EI Power has a financial controlling interest in this investment, Empresa Guaracachi S.A. is accounted for as a consolidated entity in the consolidated financial statements.

     In October 1995, EI Power, along with its development partners, completed the financing for the acquisition of a 240 MW gas-fired generating plant in Barranquilla, Colombia and to begin construction of a new 750 MW gas-fired plant adjacent to the existing plant. Electricity generated by these plants will be sold to The Corporacion Electrica de la Costa Atlantica under a 20 year contract. Total project costs, including the acquisition of the existing plant, are approximately $750 million, of which EI Power's equity contribution is expected to be approximately $65 million. EI Power has agreed to make additional equity contributions to the project of up to $58 million under certain circumstances.

     In October 1995, Victoria Electric, Inc., a subsidiary of EI Energy, entered into a Consortium Agreement with The Australian Gas Light Company
 (AGL) to acquire Solaris Power Ltd., an electric distribution company in and around Melbourne, Australia for a total purchase price of approximately $712 million, of which Victoria Electric's 50% share is $356 million. Victoria Electric and AGL will each have an equity investment in Solaris Power of approximately $109 million, with the balance of the purchase price to be provided by borrowings from an Australian bank syndicate (led by the Commonwealth Bank of Australia). Solaris Power, which provides electric service to more than 230,000 customers in and around northwestern Melbourne, was sold by the Government of Victoria through a competitive bid as part of the government's privatization of the electric industry.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. Energy Initiatives has ownership interests, with an aggregate book value of approximately $35 million, in three nonutility generating (NUG) projects which have long-term purchase power agreements with NIMO. In the restructuring plan, NIMO has insisted on renegotiating all of its contracts with NUGs, and has claimed that it has the right to use eminent domain to condemn NUG facilities, if such negotiations are not successful. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated actions in federal and state court seeking to invalidate numerous NUG contracts or limit the amount of annual generation produced by the NUG (and is withholding allegedly "excess" payments made in respect of "over generation" under these contracts), including the contracts for two of Energy Initiatives' projects. Energy Initiatives has filed motions to dismiss these complaints and is vigorously defending these actions. There can be no assurance as to the outcome of these proceedings.


 THE GPU SUPPLY PLAN:

 Managing Nonutility Generation

     The Subsidiaries are seeking to reduce the above market costs of nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Subsidiaries.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by JCP&L, the NJBPU, and the New Jersey Division of Ratepayer Advocate, asking that the Court reconsider its January 1995 decision prohibiting the

 NJBPU from reexamining its order approving the rates payable to Freehold Cogeneration Associates under a long-term power purchase agreement entered into pursuant to PURPA. On October 5, 1995, the U. S. Supreme Court denied petitions for review, filed by JCP&L and the Ratepayer Advocate. JCP&L has also petitioned the FERC to declare the agreement unlawful on the grounds that when it was approved by the NJBPU, the contract pricing violated PURPA, in that it requires JCP&L to purchase power at costs that were above JCP&L's then avoided costs. On October 11, 1995, the FERC denied JCP&L's petition. JCP&L intends to seek rehearing by the FERC, and may pursue the case in federal court.

     In May 1995, Met-Ed and Penelec filed a petition for enforcement and declaratory order with the FERC requesting that the FERC effectively invalidate four contracts with nonutility generators, aggregating 487 MW of capacity, on the grounds that the PaPUC's implementation of PURPA directing Met-Ed and Penelec to enter into these agreements was unlawful. Specifically, Met-Ed and Penelec contended that the PaPUC's procedures imposing contract prices based on the costs of a "coal proxy" plant violated PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition, and in September 1995, the FERC denied Met-Ed's and Penelec's petition for rehearing. Met-Ed and Penelec have not determined whether they will seek judicial review of the FERC's order. Subsequent to the FERC's decision, Met-Ed entered into cancellation agreements, as described below, with the developers of two of these projects aggregating 327 MW.

     In 1994, a nonutility generator requested that the NJBPU and the PaPUC order JCP&L and Met-Ed to enter into long-term agreements to buy capacity and energy. JCP&L contested the request and the NJBPU referred the matter to an Administrative Law Judge (ALJ) for hearings. In February 1995, the ALJ issued an initial decision stating that the nonutility generator had created a legally enforceable obligation, but the appropriate avoided cost to be used was still to be decided by the NJBPU. However, in April 1995, the NJBPU remanded the proceeding to the ALJ for fact finding. In October 1995, at the request of the nonutility generator, the NJBPU entered an order dismissing the petition. Met-Ed sought to dismiss the request based on a May 1994 PaPUC order, which granted Met-Ed and Penelec permission to obtain additional nonutility purchases through competitive bidding until new PaPUC regulations had been adopted. In September 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its May 1994 order for the purpose of reevaluating the nonutility generator's right to sell power to Met-Ed. The PaPUC subsequently ordered that hearings be held in this matter. In March 1995, Met-Ed moved to dismiss the nonutility generator's petition. The nonutility generator has filed a cross-motion for summary judgment. The matter is pending before the PaPUC.

     In May 1995, the Appellate Division of the New Jersey Superior Court reversed NJBPU orders granting the developers of the Crown/Vista project in-service date extensions for their proposed 200 MW coal-fired facilities. In June 1995, the New Jersey Assembly passed a bill which, if enacted, would have the effect of nullifying the Court's decision by retroactively extending the in-service deadlines on the project for three years. In August 1995, the developers entered into a buy-out agreement under which JCP&L has purchased and terminated the agreements for $17 million. JCP&L intends to file with the NJBPU for recovery of the costs through the levelized energy adjustment clause.

     In April 1995, Met-Ed filed a petition with the PaPUC requesting that the PaPUC rescind its 1992 order directing Met-Ed to enter into a long-term power purchase agreement with the developers of the proposed 100 MW Scranton facility. In August 1995, the developers agreed to cancel the project and terminate the power purchase agreement for up to a $30 million payment from Met-Ed (but not less than $20 million). In September 1995, Met-Ed filed with the PaPUC for recovery of the costs through energy cost rates (ECR).

     In 1992, as required by a PaPUC order, Met-Ed entered into a long-term power-purchase agreement with the developers of a proposed 227 MW York County coal-fired cogeneration plant. In September 1995, Met-Ed and the developer agreed to cancel the proposed project and attempt to restructure the power-purchase agreement to allow for the development of a natural gas-fired facility. Under the agreement, Met-Ed will pay the developer up to $30 million to terminate the coal-fired facility, and an additional $5 million if the agreement cannot be restructured. When the amount to be paid is finalized, Met-Ed will file a petition with the PaPUC for ECR recovery.

     In November 1994, Penelec requested the Pennsylvania Supreme Court to review a Commonwealth Court decision upholding a PaPUC order requiring Penelec to purchase a total of 160 MW from two nonutility generators. The PaPUC had ordered Penelec in 1993 to enter into power purchase agreements with the nonutility generators for 80 MW of power each under long-term contracts commencing in 1997 or later. In August 1994, the Commonwealth Court denied Penelec's appeal of the PaPUC order. Penelec's petition to the Supreme Court contends that the Commonwealth Court imposed unnecessary and excessive costs on Penelec customers by finding that Penelec had a need for capacity. The petition also questions the Commonwealth Court's upholding of the PaPUC's determination that the nonutility generators had incurred a legal obligation entitling them to payments under PURPA. In May 1995, the PaPUC assigned the matter to an ALJ for a recommended decision. In August 1995, however, the Pennsylvania Supreme Court granted Penelec's petition for review of the Commonwealth Court's decision. The Commonwealth Court has remanded pricing issues to the PaPUC, which has now assigned the matter to an ALJ for hearings.

     In August 1995, the Subsidiaries entered into a three-year fuel management agreement with New Jersey Natural Energy Corporation, an affiliate of New Jersey Natural Gas Company, to manage the Subsidiaries' natural gas purchases and interstate pipeline capacity. It is intended that the Subsidiaries' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, will be pooled and managed under this agreement, allowing the Subsidiaries to reduce power purchase expenses.

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,624 MW of capacity are currently in service and an additional 438 MW are currently scheduled or anticipated to be in service by 1999.

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

 ITEM 5 -    OTHER EVENTS

             Management believes that the Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin, i.e. its ability, when necessary, to off-load the entire core to conduct certain maintenance or repairs in order to restore operation of the plant. In 1994, the Lacey Township Zoning Board of Adjustment issued a use variance for the on-site storage facility, but Berkeley Township and another party appealed to the New Jersey Superior Court to overturn the decision. The Superior Court then remanded the variance application to the Board of Adjustment for the limited purpose of permitting the plaintiffs to present expert testimony. In August 1995, the Board of Adjustment ruled in favor of JCP&L and reaffirmed its 1994 decision granting JCP&L the use variance. Construction of the facility is continuing, and is expected to be completed by early 1996.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of October 1995, dated October 4, 1995, under
                 Item 5 (Other Events)

                 For the month of October 1995, dated October 20, 1995, under
                 Item 5 (Other Events), as amended by Form 8-K/A No. 1, dated October 27, 1995

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION



 November  8, 1995               By:
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 November  8, 1995               By:
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)