Form 10-K
period 1995-12-31
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1996-03-12
CIK 40779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1995
                                       OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

 Jersey Central Power &      Cumulative Preferred
   Light Company             Stock, $100 stated value
                             4% Series                 New York Stock Exchange
                             7.88% Series E            New York Stock Exchange

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

 Jersey Central Power &      Monthly Income Preferred
   Light Company (cont.)     Securities, 8.56%
                             Series A, $25 stated
                             Value (a)                 New York Stock Exchange

 Metropolitan Edison         Cumulative Preferred
   Company                   Stock, $100 stated value:
                             3.90% Series              New York Stock Exchange

                             Monthly Income Preferred
                             Securities, 9% Series A,
                             $25 stated value (b)      New York Stock Exchange

 Pennsylvania Electric       Cumulative Preferred
   Company                   Stock, $100 stated value:
                             4.40% Series B            Philadelphia Stock
                                                       Exchange
                             3.70% Series C            Philadelphia Stock
                                                       Exchange
                             4.05% Series D            Philadelphia Stock
                                                       Exchange
                             4.70% Series E            Philadelphia Stock
                                                       Exchange
                             4.50% Series F            Philadelphia Stock
                                                       Exchange
                             4.60% Series G            Philadelphia Stock
                                                       Exchange
                             Monthly Income Preferred
                             Securities, 8 3/4%
                             Series A, $25 stated
                             value (c)                 New York Stock Exchange

 (a) Issued by JCP&L Capital, L.P., and unconditionally guaranteed by Jersey Central Power & Light Company.

 (b) Issued by Met-Ed Capital, L.P., and unconditionally guaranteed by Metropolitan Edison Company.

 (c) Issued by Penelec Capital, L.P., and unconditionally guaranteed by Pennsylvania Electric Company.

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

       The aggregate market value of the registrants' voting stock held by non-affiliates as of February 1, 1996 was:

       Registrant                                          Amount
       General Public Utilities Corporation            $4,061,904,941

       The number of shares outstanding of each of the registrants' classes of voting stock as of February 1, 1996 was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding
 General Public Utilities Corporation Common Stock, $2.50 par value 120,429,424 Jersey Central Power & Light Company Common Stock, $10 par value 15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                       DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement for 1996 Annual Meeting of Stockholders of General Public Utilities Corporation (Part III)
 _____________________________________________________________________________

       This combined Form 10-K is separately filed by General Public Utilities Corporation, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS



                                                                       Page
                                                                      Number

 Part I

     Item  1.    Business                                                 1
     Item  2.    Properties                                              41
     Item  3.    Legal Proceedings                                       44
     Item  4.    Submission of Matters to a Vote of Security Holders     44


 Part II

     Item  5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters                             45
     Item  6.    Selected Financial Data                                 45
     Item  7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     46
     Item  8.    Financial Statements and Supplementary Data             46
     Item  9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     46


 Part III

     Item 10.    Directors and Executive Officers of the Registrant      47
     Item 11.    Executive Compensation                                  52
     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                          58
     Item 13.    Certain Relationships and Related Transactions          59


 Part IV

     Item 14.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                     59


 Signatures                                                              71

                                     PART I

 ITEM 1.  BUSINESS.

     General Public Utilities Corporation (GPU or the Corporation), a Pennsylvania corporation, organized in 1946, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). GPU does not operate any utility properties directly, but owns all of the outstanding common stock of three electric utilities serving customers in New Jersey - Jersey Central Power & Light Company (JCP&L), incorporated under the laws of New Jersey in 1925, - and in Pennsylvania - Metropolitan Edison Company (Met-Ed), a Pennsylvania corporation incorporated in 1922, and Pennsylvania Electric Company (Penelec), a Pennsylvania corporation incorporated in 1919. The business of these subsidiaries (the Subsidiaries) consists predominantly of the generation, transmission, distribution and sale of electricity. GPU also owns all of the common stock of Energy Initiatives, Inc., EI Power, Inc., and EI Energy, Inc. (collectively, the "EI Group"), which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and GPU Generation Corporation (Genco), which operates and maintains the fossil-fueled and hydroelectric units of the Subsidiaries, are also wholly owned subsidiaries of GPU. Wholly owned subsidiaries of the Subsidiaries are listed in Exhibit 21. The Subsidiaries own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor that has been partially decommissioned. All of these companies together with their affiliates are referred to as the "GPU System." The income of GPU consists almost exclusively of earnings on the common stock of the Subsidiaries.

     As a registered holding company system, the GPU System is subject to regulation by the Securities and Exchange Commission (SEC) under the 1935 Act. Retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each Subsidiary operates - in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PaPUC). The Nuclear Regulatory Commission (NRC) regulates the construction, ownership and operation of nuclear generating stations. The Subsidiaries are also subject to wholesale rate and other regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act. In addition, certain EI Group foreign subsidiaries are subject to limited rate and other regulation (see REGULATION).


                              INDUSTRY DEVELOPMENTS

     The electric power markets have traditionally been served by integrated regulated monopolies. Over the last few years, however, market forces combined with state and federal actions, have laid the foundation for the development of increased competition in the electric utility industry. The electric utility industry is undergoing a major transition as it proceeds from a traditional rate regulated environment based on cost recovery to some combination of a competitive marketplace and modified regulation. The Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of competitors into the electric generation business. Since then, more competition has been introduced through various state actions and the Energy Policy Act of 1992 (EPAct).

    The EPAct has fostered further competition among utility and nonutility generators (NUGs) in the wholesale electric generation market, accelerating the industry restructuring that has been underway since the enactment of PURPA. Among its provisions, the EPAct allows the FERC, subject to certain criteria, to order owners of electric transmission systems to provide third parties with transmission access for wholesale power transactions. Although the legislation did not give the FERC the authority to order retail transmission access, movement toward opening the transmission network to retail customers is currently under consideration in many states, including New Jersey and Pennsylvania.

     The competitive pressures resulting from the EPAct, coupled with increasing customer demands for lower-priced electricity, are expected to create opportunities to compete for new customers and revenues, as well as increase risk which could lead to the loss of customers and reduction in revenues from existing customers.

     Operating in a competitive environment places new pressures on utility profit margins and credit quality. Utilities with significantly higher cost structures than are supportable in the marketplace will experience reduced earnings as they attempt to meet their customers' demands for lower-priced electricity. Competitive forces continue to influence some retail pricing.
 In some cases, commercial and industrial customers have indicated their intention to pursue competitively priced electricity from other providers, and in some instances have obtained price concessions from utilities. This prospect of increasing competition in the electric utility industry has already led the major credit rating agencies to apply more stringent guidelines in making credit rating determinations.

     In response to competitive forces and regulatory changes, the GPU System has from time to time considered, and expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to, and anticipate changes in, its business. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses (including foreign utility companies), and additions to or dispositions of all or portions of its generation, transmission or distribution businesses. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of the GPU System.

 Regulatory Initiatives

     During 1995, there were a number of major federal and state developments in the area of competition within the electric utility industry as outlined below:

 - The FERC ruled that a power purchase agreement between Connecticut Power & Light Co. and a NUG was invalid because the state law mandating the agreement provided for the utility to pay rates in excess of its "avoided costs," contrary to PURPA and the FERC's regulations. In February 1995, the FERC found that the California Public Utilities Commission's (CPUC) capacity procurement program also violated PURPA because, as designed, it resulted in contract rates above the state utilities' avoided costs. The FERC further expressed concerns that the CPUC had based its finding of capacity requirements on stale data. Following these two decisions, other utilities, including the Subsidiaries, sought to have the FERC determine that certain of their NUG power purchase agreements are void on the same or similar grounds. The Subsidiaries have thus far been unsuccessful in these efforts. In addition, the GPU System is, together with other electric utilities, currently engaged in efforts to repeal PURPA.

 - Legislation was introduced in the U.S. Senate that would repeal Section 210 of PURPA. Under that section, certain qualifying NUGs can "lock-in" long-term rates that may result in electric utilities being required to purchase power at costs higher than available alternative sources of energy. Similar legislation has been introduced in the House of Representatives. Other legislation has been introduced which would, among other things, repeal the 1935 Act and provide for the restructuring of the electric utility industry.

 - The FERC issued a Notice of Proposed Rulemaking (NOPR) on open access nondiscriminatory transmission services by utilities and a supplemental NOPR on recovery of stranded costs. The new rules, if adopted, would in essence provide open access to the interstate electric transmission network and thereby encourage a fully competitive wholesale electric power market.

     Among other things, the FERC's proposal would (1) require electric utilities to file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; (2) require utilities to accept service under these new tariffs for their own wholesale transactions; and (3) permit utilities to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer elects to purchase power from another supplier using the utility's transmission system.

     With respect to stranded costs, the FERC proposed to provide recovery mechanisms where stranded costs result from municipalization or other instances where former retail customers become wholesale customers, as well as for wholesale stranded costs. The FERC stated that it would expect the state regulatory agencies to provide for recovery of stranded costs attributable to retail wheeling or direct access programs, and the FERC would intervene only when such agencies lacked necessary authority.

     In addition, while it does not provide for "corporate unbundling," which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, the proposed rule does call for "functional unbundling" of transmission and ancillary services.

 - An SEC Staff report recommended a series of legislative and administrative reforms to the 1935 Act. This included SEC Staff support for repeal of the 1935 Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state agencies access to holding company books and records. In the interim, the SEC Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy related diversification activities. The SEC Staff also recommended that the SEC more flexibly interpret the 1935 Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

     In response to the SEC Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies are seeking to repeal the 1935 Act because they believe it is a significant impediment to a registered holding company's ability to be competitive.

 - The NJBPU issued Phase I of the New Jersey Energy Master Plan (NJEMP) promoting regulatory policy changes intended to move New Jersey's electric and gas utilities into a competitive marketplace. In the Phase I Report, the NJBPU recommended, among other things, (1) rate-flexibility legislation to allow utilities to compete in order to retain and attract customers in a changing regulatory environment; (2) alternative regulation as an interim and possibly a long-term measure to allow market forces to stimulate efficiency, productivity and innovation; (3) consumer protection standards to ensure that captive ratepayers do not subsidize competitive activities and to ensure that all ratepayers benefit from the transition to greater competition; and (4) an integrated resource planning and competitive supply-side procurement process to streamline the regulatory review process, lower costs for all ratepayers, and ensure that New Jersey's environmental and energy conservation goals are met in a competitive marketplace. The Phase I Report also emphasized that regulation must continue to guarantee access to safe, adequate and reliable service at a reasonable cost; protect the public interest; meet environmental and energy efficiency goals; assure system reliability; and protect the financial integrity of utilities which have an obligation to serve the public.

 - The NJBPU initiated Phase II of the NJEMP and established working groups to develop draft proposals and models by March 1996 on (1) competition issues; (2) stranded assets; (3) regional issues such as the environment and emissions standards; and (4) public policy issues, including social programs and conservation. The NJEMP is being developed in three phases, with Phase III expected to be completed by the end of 1996.

 - The PaPUC has initiated an investigation into the role of competition in Pennsylvania's electric utility industry and solicited comments on various issues. Met-Ed and Penelec jointly filed responses suggesting, among other things, that the PaPUC provide for the equitable recovery of stranded investments, enable utilities to offer flexible pricing to customers with competitive alternatives, and address regulatory requirements that impose costs unequally on Pennsylvania utilities as compared with unregulated or out-of-state suppliers. In August 1995, the PaPUC released a staff report in which the staff decided not to recommend retail wheeling at this time. Evidentiary hearings on this matter began in December 1995 and the PaPUC is expected to present recommendations to the Governor and state General Assembly in the spring of 1996.

 GPU System Initiatives

     In response to the above federal and state regulatory developments, the GPU System has undertaken a number of initiatives during 1995:

 - GPU made investments aggregating approximately $160 million in foreign utility companies and foreign generating facilities through the EI Group (see EI GROUP, in MANAGEMENT'S DISCUSSION AND ANALYSIS).

 - JCP&L and Met-Ed bought out a total of five NUG (JCP&L two NUGs; Met-Ed three NUGs) power purchase contracts aggregating 540 MW (JCP&L 200 MW; Met-Ed 340 MW) of capacity, which is expected to save ratepayers more than $2 billion (JCP&L $0.7 billion; Met-Ed $1.3 billion) based on the projected cost of alternative sources of energy over the terms of these agreements. JCP&L and Met-Ed have agreed to pay the project developers up to a total of $84 million (JCP&L $17 million; Met-Ed $67 million) to cancel the contracts. JCP&L and Met-Ed have deferred the costs of these buyouts and are seeking to recover these costs through their energy adjustment clauses.

 - The FERC accepted for filing, subject to possible rate refunds, the Subsidiaries' proposed open access transmission tariffs. The FERC has ordered that hearings be held on a number of aspects of these tariffs, including whether they are consistent in certain respects with FERC policy on open access and comparability of service. The tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, will be negotiated on a case by case basis.

 - The Subsidiaries, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland Interconnection (PJM), filed with the FERC a detailed plan to increase competition in the Mid-Atlantic region. This comprehensive plan offers to all generators and wholesale buyers of electricity, a regional energy market and open access to high-voltage transmission lines which will result in greater availability of economic energy for wholesale electricity buyers and sellers. The Subsidiaries believe the plan will satisfy the goals of the FERC's NOPR on open access nondiscriminatory transmission services, and if approved by the FERC, open access transmission tariffs filed with the FERC under this plan would supersede the Subsidiaries' open access transmission tariffs.

     The sponsoring PJM companies intend to make a comprehensive filing with the FERC consistent with this detailed plan by May 1996, and expect to implement the new structure by year-end 1996. The Subsidiaries have been advised that the Justice Department is reviewing possible antitrust implications of merger activity among PJM members.

 - The Subsidiaries and certain of the PJM companies have proposed the formation of a wholesale market regional power pool managed by an Independent System Operator (ISO). The power pool would function as a spot market, with generators of electricity allowed to sell into the pool and purchasers of electricity allowed to buy from the pool. It would also accommodate contracts between specific buyers and sellers of power. The ISO would be responsible for supporting regional transmission planning and directing the operation of generation and transmission facilities to assure the reliability and integrity of the regional electric grid.

     The Subsidiaries have also proposed the use of a competitive transition charge (CTC) as an equitable approach to recover stranded costs. The CTC would be applied to all customers who depend on the electric system for delivery of their electric supply. Efforts by utilities to mitigate their stranded commitments could be required as part of the implementation of a CTC. The Subsidiaries also support in their proposals retail customer choice of energy suppliers, products and services.

     With the expectation that a segment of the industry will continue to be regulated by the states, the proposals advocate the use of performance-based rates to encourage utilities to reduce costs while maintaining service reliability.

     And in keeping with the public policy objectives associated with the electric utility industry, such as access to basic service for low income consumers, the proposals endorse the creation of a "public purpose charge" that would be collected from all consumers.

     Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. If a portion of the GPU System's operations continues to be regulated, FAS 71 accounting may only be applied to that portion. Insofar as the Subsidiaries are concerned, potentially unrecoverable costs will most likely be related to generation investment, purchased power contracts, and "regulatory assets," which are deferred accounting transactions whose value depends on the Subsidiaries' ability to recover such costs from their respective customers in the future. In markets where there is excess capacity (as there currently is in the Mid-Atlantic and surrounding regions which include New Jersey and Pennsylvania) and many available sources of power supply, the market price of electricity is expected to be lower than what would be necessary to support full recovery of the investment in the generating facilities. Another significant exposure in the transition to a competitive market results if the prices of a utility's existing purchased power contracts, consisting primarily of contractual obligations with NUGs, are higher than future market prices (see NONUTILITY AND OTHER POWER PURCHASES). Utilities locked into expensive purchased power arrangements may be forced to value the contracts at market prices and recognize certain losses. The GPU System believes that to the extent that it no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of operations and financial position may result from such a valuation. At this time, it is difficult to project the future level of stranded assets or other unrecoverable costs, if any, without knowing what the market price of electricity will be, or to what extent regulators will allow recovery of such costs from customers.

 Corporate Realignment

     In January 1996, GPU received regulatory approval from the SEC to form Genco to operate and maintain the fossil-fueled and hydroelectric units owned by the Subsidiaries as well as construct any new nonnuclear generation facilities which the Subsidiaries may need in the future. The Subsidiaries had already received necessary regulatory approvals from the PaPUC and NJBPU.


                                THE SUBSIDIARIES

     The electric generating and transmission facilities of the Subsidiaries are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 1995, the Subsidiaries' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 1995, sales to customers by customer class were as follows:

                    % Operating Revenues              % KWH Sales
                GPU   JCP&L  Met-Ed Penelec   GPU  JCP&L Met-Ed Penelec
 Residential     42    45      42     36       36    41    35      29
 Commercial      35    38      28     33       32    38    27      30
 Industrial      21    16      28     27       29    21    36      34
 Other*           2     1       2      4        3     -     2       7
                100   100     100    100      100   100   100     100

   * Rural electric cooperatives, municipalities, street and highway lighting, and others.

     The Subsidiaries also make interchange and spot market sales of electricity to other utilities. Reference is made to System Statistics and Company Statistics on pages F-3, F-66, F-94, and F-121, for additional information concerning the GPU System's sales and revenues. Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for less than 3%, 2% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 9%, 13% and 12%, respectively, of such revenues.

     In January 1996, one of JCP&L's larger industrial customers, Anchor Glass Company (Anchor), announced that it would be closing its Aberdeen, New Jersey plant during 1996. Anchor accounts for approximately $4 million of JCP&L's annual revenues.

     The area served by the Subsidiaries extends from the Atlantic Ocean to Lake Erie, is generally comprised of small communities, rural and suburban areas and includes a wide diversity of industrial enterprises, as well as substantial farming areas. JCP&L provides retail service in northern, western and east central New Jersey having an estimated population of approximately
 2.5 million. Met-Ed provides retail electric service in all or portions of 14 counties, in the eastern and south central parts of Pennsylvania, having an estimated population of almost one million. Met-Ed also sells electricity at wholesale to four municipalities having an estimated population of over 11,000. Penelec provides retail and wholesale electric service within a territory located in western, northern and south central Pennsylvania extending from the Maryland state line northerly to the New York state line, with a population of about 1.5 million, approximately 24% of which is concentrated in ten cities and twelve boroughs, all with populations over 5,000. Penelec also provides wholesale service to five municipalities in New Jersey, and, as lessee of the property of the Waverly Electric Light & Power

 Company, also serves a population of about 13,700 in Waverly, New York and vicinity.

     The Subsidiaries' transmission facilities are physically interconnected with neighboring nonaffiliated utilities in Pennsylvania, New Jersey, Maryland, New York and Ohio. The Subsidiaries are members of PJM and the Mid-Atlantic Area Council, an organization providing coordinated review of the planning by utilities in the PJM area. The interconnection facilities are used for substantial capacity and energy interchange and purchased power transactions as well as emergency assistance.


                                  THE EI GROUP

     The EI Group is engaged in the development, ownership and operation of generation, transmission and distribution facilities in the United States and foreign countries. During 1995, the EI Group expanded its activities in the following areas:

     EI Power acquired from the Bolivian government, for approximately $47 million, a 50% ownership interest in Empresa Guaracachi S.A., a Bolivian electric generating company having an aggregate capacity of 216 MW of gas-fired and oil-fired generation.

     EI Energy, together with the Australian Gas Light Company, acquired Solaris Power (Solaris), an electric distribution company based in Melbourne, Australia, for a total purchase price of approximately $712 million, of which EI Energy's 50% share was $356 million. EI Energy made an equity investment in Solaris of approximately $112 million; the balance of the purchase price was provided through borrowings by Solaris from an Australian bank syndicate. Solaris, which provides electric service to more than 230,000 customers in and around Melbourne, was sold by the Government of Victoria through a competitive bid as part of that state's privatization of the electric industry.

     EI Power, along with its development partners, has completed the financing for the acquisition of a 240 MW gas-fired generating plant in Barranquilla, Colombia and the construction of a new 750 MW gas-fired plant adjacent to the existing plant. Electricity generated by these plants will be sold to Corporacion Electrica de la Costa Atlantica under a 20-year contract. Total project costs, including the acquisition of the existing plant, are approximately $750 million, of which EI Power's equity contribution is expected to be approximately $65 million. The balance of the funds is being provided by a group of lenders, including the Overseas Private Investment Corporation (OPIC) and the U.S. Export-Import Bank (Eximbank) which have agreed to fund an aggregate of $303 million (OPIC $150 million and Eximbank $153 million) of project costs. EI Power has agreed to make additional equity contributions to the project of up to $58 million under certain circumstances. GPU has guaranteed all of EI Power's equity contribution commitments.

     On March 1, 1996, President Clinton decertified the Republic of Colombia under the Foreign Assistance Act of 1961 for that country's failure to comply with the objectives of the 1988 United Nations anti-narcotics convention.
 That Act generally governs the terms and conditions under which the United States provides financial aid and support to foreign countries. On March 7, 1996, OPIC funded an additional $21 million of the Barranquilla project costs.

 Eximbank has stated that it is seeking to clarify whether the decertification will affect its existing funding commitments to the project.

     Loss of either OPIC or Eximbank financing for the Barranquilla project would adversely affect the cost and schedule for the project and could result in an event of default under the project's financing documents. In that event, unless substitute financing acceptable to the other lenders could be obtained, GPU could be required to immediately fund its equity contribution of up to $123 million to the project.

     At December 31, 1995, the EI Group had ownership interests in eleven operating combined-cycle cogeneration plants located in the United States (totaling 932 MW of capacity) and five operating generating facilities located in Canada and South America (totaling 480 MW of capacity). The EI Group also has a number of additional projects at various stages of development, including a 300 MW gas-fired project and a 180 MW gas-fired project for which long-term power purchase agreements have been executed with Georgia Power Company and Wisconsin Public Service Company, respectively.

     GPU has obtained SEC approval to finance investments in foreign utility companies and exempt wholesale generators (both domestically and internationally) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings. At December 31, 1995, GPU has investments, through the EI Group, in exempt wholesale generators and foreign utility companies totaling approximately $300 million. This amount includes investments made by the EI Group totaling $160 million, of which $81 million was contributed by GPU; and GPU guarantee obligations aggregating $140 million. In addition, GPU has investments, through the EI Group, in qualifying cogeneration facilities and project development activities aggregating $124 million. Selected financial data for the EI Group is as follows:

                                                  (In Millions)
                                           1995*       1994        1993

 Total assets                              $380        $130        $ 44

 Capitalization:
   Common equity                           $209        $118        $ 39
   Notes payable                              2           -           -
   Long-term debt                           104           -           -
     Total                                 $315        $118        $ 39

 Purchase of investments                   $165        $ 74        $ 16

 Net income/(loss)                         $  9        $ (3)       $ (2)

 * Total assets includes approximately $62 million held by a minority owner.


                               NUCLEAR FACILITIES

     The Subsidiaries have made investments in three major nuclear projects -- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At December 31, 1995, the Subsidiaries' net investment, including nuclear fuel, in TMI-1 was $640 million (JCP&L $166 million; Met-Ed $318 million; Penelec $156 million) and $785 million for Oyster Creek. The Subsidiaries' net investment in TMI-2 at December 31, 1995 was $95 million (JCP&L $85 million; Met-Ed $2 million; Penelec $8 million). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 from their wholesale customers. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L.

     Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU System may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs through the ratemaking process, but recognizes that recovery is not assured.

 TMI-1

     The operating license for TMI-1, a 786 MW pressurized water reactor, expires in 2014. TMI-1 completed a 34-day scheduled refueling outage in October 1995, and operated at a capacity factor of 92.8% for the year. Its next refueling outage is scheduled to begin in September 1997.

 Oyster Creek

     The operating license for the Oyster Creek station, a 619 MW boiling water reactor (as rerated in January 1995 from 610 MW), expires in 2009. Oyster Creek operated at a 95.8% capacity factor for 1995. The station's next refueling outage is scheduled to begin in September 1996 and is expected to last approximately 6 to 8 weeks. This outage may be extended an additional 6 to 8 weeks in order to move spent nuclear fuel from the reactor's spent fuel pool to an on-site dry storage facility.

 TMI-2

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and, after receiving NRC approval, TMI-2 entered into long-term monitored storage in December 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Corporation and the

 U.S. District Court for the Middle District of Pennsylvania. Some of the Subsidiaries. Approximately 2,100 of such claims are pending in the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Subsidiaries had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, the Subsidiaries are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L, $7.5 million; Met-Ed, $5 million; Penelec, $2.5 million).

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

     In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages. The Corporation and its Subsidiaries have asked the U.S. Supreme Court to review that portion of the Court of Appeals' decision that punitive damages may be recovered in public liability actions under the Price-Anderson Act. The Corporation and its Subsidiaries do not know whether plaintiffs will appeal any aspect of the Court of Appeals' decision.

     Based upon the Court of Appeals' decision, the Corporation and its Subsidiaries believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

     In February 1996, the U.S. Supreme Court denied a petition filed by the Corporation and its Subsidiaries to review a finding by the Court of Appeals that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the Corporation and its Subsidiaries proposed). The Court of Appeals had also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries.

     There can be no assurance as to the outcome of this litigation.

                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE). See the NUCLEAR FUEL DISPOSAL FEE section of Note 2 to GPU's consolidated financial statements for further information regarding nuclear fuel disposal costs.

     In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target has been developed which takes into account the accident. Under the NRC regulations, the funding targets (in 1995 dollars) are as follows:

                                             (Millions)
                                    Oyster
                                    Creek      TMI-1       TMI-2

 JCP&L                               $189       $ 39       $ 63
 Met-Ed                                -          79        125
 Penelec                               -          39         62
   Total                             $189       $157       $250

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

     The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, JCP&L has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990, and Met-Ed and Penelec have contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991, to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet.

     In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in the site-specific studies, is in agreement with them, and believes the results are reasonable as follows:

                                             (Millions)
                                    Oyster
 GPU                                Creek      TMI-1       TMI-2

 Radiological decommissioning        $347       $295       $358
 Nonradiological cost of removal       33         73         37*
      Total                          $380       $368       $395

 * Net of $3 million spent as of December 31, 1995.

                                             (Millions)
                                    Oyster
 JCP&L                              Creek      TMI-1       TMI-2

 Radiological decommissioning        $347        $74        $90
 Nonradiological cost of removal       33         18          9*
      Total                          $380        $92        $99

 * Net of $750 thousand spent as of December 31, 1995.

                                        (Millions)

 Met-Ed                             TMI-1      TMI-2

 Radiological decommissioning        $147       $179
 Nonradiological cost of removal       37         19*
      Total                          $184       $198

 * Net of $1.5 million spent as of December 31, 1995.

                                        (Millions)

 Penelec                            TMI-1      TMI-2

 Radiological decommissioning         $74        $89
 Nonradiological cost of removal       18          9*
      Total                           $92        $98

 * Net of $750 thousand spent as of December 31, 1995.

     The ultimate cost of retiring the GPU System's nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the escalation of various cost elements (including, but not limited to, general inflation), (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     In February, 1996 the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft's current provisions are finalized,

 Oyster Creek and TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plants (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. For TMI-2, a liability has already been recognized since the plant is no longer operating (see TMI-2 Future Costs). Comments on the Exposure Draft are due by May 31, 1996, and a final statement is expected to be effective for fiscal years beginning after December 15, 1996.

 TMI-1 and Oyster Creek

     JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on estimates of $15 million for TMI-1 and $32 million for Oyster Creek adopted in previous rate orders issued by the NJBPU, for its share of the cost of removal of nonradiological structures and materials. The PaPUC previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share ($37 million) of the NRC funding target and nonradiological cost of removal estimated in an earlier 1988 site-specific study to be $74 million (in 1995 dollars). The PaPUC also permitted Penelec to increase the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $73 million (JCP&L $23 million; Met-Ed $36 million; Penelec $14 million) for TMI-1 and $138 million for Oyster Creek at December 31, 1995. TMI-1 and Oyster Creek retirement costs are charged to depreciation expense over the expected service life of each nuclear plant, and amounted to $15 million (JCP&L $3 million; Met-Ed $8 million; Penelec $4 million) and $13 million, respectively, for 1995.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs

     The estimated liabilities for TMI-2 Future Costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet) as of December 31, 1995 are as follows:
                                                  (millions)
                                       GPU     JCP&L      Met-Ed     Penelec

 Radiological Decommissioning         $358     $ 90        $179        $ 89
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          18        4           9           5
     Total                            $413     $103        $207        $103

 * Net of $3 million (JCP&L $750 thousand; Met-Ed $1.5 million; Penelec $750 thousand) spent as of December 31, 1995.

     The liability recorded on the Balance Sheet for radiological decommissioning and nonradiological cost of removal is based on the 1995 site-specific study.

     Offsetting the $413 million liability is $271 million (JCP&L $53 million; Met-Ed $147 million; Penelec $71 million) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet, and $143 million (JCP&L $60 million; Met-Ed $57 million; Penelec $26 million) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet. Of the $271 million still to be recovered from customers, $66 million (JCP&L $17 million; Met-Ed $33 million; Penelec $16 million) represents an increase from 1994 due to the 1995 site-specific study. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to expense in 1995 amounted to $14 million (JCP&L $3 million; Met-Ed $9 million; Penelec $2 million).

     The NJBPU has granted JCP&L decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In 1993, the Pennsylvania Office of Consumer Advocate filed a petition for review of a Met-Ed rate order with the Pennsylvania Commonwealth Court seeking to set aside a March 1993 PaPUC rate order which allowed Met-Ed to recover in the future certain TMI-2 retirement costs. In 1994, the Commonwealth Court reversed that rate order and, as a consequence, Met-Ed and Penelec recorded pre-tax charges totalling $128 million and $56 million, respectively. In September 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court decision. Met-Ed and Penelec have therefore reversed the previous write-offs, resulting in the crediting of pre-tax income for $128 million and $56 million, respectively. However, notwithstanding the Supreme Court's decision, Met-Ed and Penelec have determined that the recovery of the incremental monitored storage costs is no longer probable, and have recorded pre-tax charges of $10 million and $4.7 million, respectively, during 1995.

     At December 31, 1995, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $63 million (JCP&L $16 million; Met-Ed $32 million; Penelec $15 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates of $295 million and $358 million, respectively (JCP&L $74 million and $90 million; Met-Ed $147 million and $179 million; Penelec $74 million and $89 million). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The Subsidiaries will not pursue recovery from customers for any of these amounts contributed in excess of the $63 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage in late 1993, the Subsidiaries are incurring incremental storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand) annually. The Subsidiaries estimate that the remaining storage costs will total $18 million through 2014, the expected retirement date of TMI-1. JCP&L's rates reflect its share of these costs.


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

     The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million (JCP&L $41 million; Met-Ed $19 million; Penelec $9 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

                      NONUTILITY AND OTHER POWER PURCHASES

     Pursuant to the requirements of PURPA and state regulatory directives, the Subsidiaries have entered into power purchase agreements with NUGs for the purchase of energy and capacity for periods up to 25 years each for JCP&L and Penelec, and 26 years for Met-Ed. The majority of these agreements contain certain contract limitations and subject the NUGs to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of December 31, 1995, facilities covered by these agreements having 1,624 MW (JCP&L 892 MW; Met-Ed 335 MW; Penelec 397 MW) of capacity were in service. Actual payments from 1993 through 1995, and estimated payments from 1996 through 2000 to NUGs, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:

                          Payments Under NUG Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1993                   $  491       $ 292       $  95       $ 104
       1994                      528         304         101         123
       1995                      670         381         131         158
     * 1996                      696         369         151         176
     * 1997                      739         400         155         184
     * 1998                      837         430         210         197
     * 1999                      931         442         211         278
     * 2000                      987         463         216         308

 * Estimate

     Of these amounts, payments to the projects which are not in service at December 31, 1995 are estimated as follows:

                  Payments Under NUG Agreements Not In Service
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1997                     $ 40        $ 25        $ 15        $ -
       1998                      123          53          65           5
       1999                      202          58          68          76
       2000                      231          62          71          98

     In the year 2000, NUG agreements, in the aggregate, will provide for the purchase of approximately 2,062 MW (JCP&L 1,002 MW; Met-Ed 485 MW; Penelec 575
 MW) of capacity and energy by the GPU System, at varying prices.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the System's energy supply needs which has caused the Subsidiaries to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Subsidiaries' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The Subsidiaries are seeking to reduce the above market costs of these NUG agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses (see Managing Nonutility Generation, in MANAGEMENT'S DISCUSSION AND ANALYSIS); and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to the extent to which the Subsidiaries' efforts will be successful in whole or in part.

     While the Subsidiaries thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined-cycle facility) will range from $240 million to $350 million (JCP&L $100 to $150 million; Met-Ed $50 million to $80 million; Penelec $90 million to $120 million). The amount of these estimated above market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.

     In 1995, the Subsidiaries entered into a three-year fuel management agreement with New Jersey Natural Energy Corporation, an affiliate of New Jersey Natural Gas Company, to manage the Subsidiaries' natural gas purchases and interstate pipeline capacity. The Subsidiaries' gas-fired facilities, as well as up to approximately 1,100 MW (JCP&L 885 MW; Met-Ed 200 MW;
 Penelec 15 MW) of NUG capacity, will be pooled and managed under this agreement, allowing the Subsidiaries to reduce their power purchase expenses. The Subsidiaries have conditional or final agreements with four NUGs (JCP&L three NUGs; Met-Ed one NUG), having an aggregate capacity of approximately 430 MW (JCP&L 385 MW; Met-Ed 45 MW), to supply natural gas from the pool.

     In 1995, Met-Ed and Penelec filed a petition for enforcement and declaratory order with the FERC requesting that the FERC effectively invalidate four contracts (Met-Ed two contracts; Penelec two contracts) with NUGs, aggregating 487 MW (Met-Ed 327 MW; Penelec 160 MW) of capacity, on the grounds that the PaPUC's implementation of PURPA directing Met-Ed and Penelec to enter into these agreements was unlawful. The FERC has denied the petition, and Met-Ed and Penelec have not determined whether they will seek judicial review of the FERC's action. Subsequent to the FERC's decision, Met-Ed bought out the contracts for two of these projects, totaling 327 MW.

     In 1993, the PaPUC ordered Penelec to enter into long-term contracts to purchase a total of 160 MW from two NUGs commencing in 1997 or later. Penelec's subsequent appeal of the PaPUC order to the Commonwealth Court was denied, but the case was remanded back to the PaPUC to recalculate the avoided costs to be paid for the power. In January 1996, a PaPUC Administrative Law Judge (ALJ) issued a decision recommending a levelized avoided cost which is in excess of current market prices. Penelec and other parties have filed exceptions to the ALJ's decision.

     In August 1995, the Pennsylvania Supreme Court granted Penelec's petition to review the Commonwealth Court's decision which upheld the PaPUC order requiring Penelec to enter into such power purchase agreements. Briefs have been filed and oral argument was held in January 1996. These matters are pending.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by JCP&L, the NJBPU, and the New Jersey Division of Ratepayer Advocate (Ratepayer Advocate), seeking reconsideration of the Court's earlier decision prohibiting the NJBPU from reexamining its order approving the rates payable to Freehold Cogeneration Associates (Freehold) under a long-term power purchase agreement entered into pursuant to PURPA. The U.S. Supreme Court has denied petitions for review filed by JCP&L and the Ratepayer Advocate. JCP&L also petitioned the FERC to invalidate the agreement as unlawful under PURPA. The FERC has denied JCP&L's petition and in February 1996 JCP&L requested the U.S. Court of Appeals to review the FERC's decision. JCP&L is also seeking to invalidate the Freehold power purchase agreement in a separate action pending in New Jersey Superior Court. Freehold has moved to dismiss JCP&L's claim, and the matter is pending. JCP&L believes that over the 20-year term of the agreement, the above market costs of this contract will amount to approximately $1.2 billion over alternative sources of energy.

     In 1994, MidAtlantic Cogen Inc. requested the PaPUC to order Met-Ed to enter into a long-term agreement to buy 322 MW of capacity and energy from its Fairless Cogeneration Project. The PaPUC subsequently ordered that hearings be held and assigned the matter to an ALJ. Met-Ed moved to dismiss MidAtlantic's petition and, in February 1996, an ALJ issued a recommended decision granting Met-Ed's request. This matter is pending before the PaPUC.

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 1,085 MW in 1996, declining to 878 MW in 1999 and 696 MW in 2004. Payments pursuant to these agreements are estimated to be $174 million in 1996, $164 million in 1997, $145 million in 1998, $124 million in 1999, and $95 million in 2000. Applications for approval of three of these agreements are pending before the NJBPU. These three agreements provide for the purchase of up to 351 MW in 1996, increasing to 696 MW in 1999, with payments pursuant to these agreements estimated to be $11 million in 1996, $37 million in 1997, $57 million in 1998, $82 million in 1999, and $95 million in 2000.

     In January 1996, JCP&L issued an all-supply source solicitation for the short-term supply of energy and capacity to meet its minimum forecasted needs from 1999 through 2002 (see New Energy Supplies, in MANAGEMENT'S DISCUSSION AND ANALYSIS).

                                RATE PROCEEDINGS

 Pennsylvania

     In January 1996, Met-Ed filed a preliminary Energy Cost Rate (ECR) request with the PaPUC for an annual increase of $23.6 million, representing a 2.9% increase in overall retail customer charges. Met-Ed's request is primarily attributable to an increase in payments under NUG contracts and recovery of $17 million of buy-out costs for canceled NUG projects after giving effect to lower energy costs resulting from an anticipated increase in TMI-1 generation. The ECR change is proposed to go into effect April 1, 1996.

     Also in January 1996, Penelec filed a preliminary ECR request with the PaPUC for an annual increase of $31.9 million, representing a 3.8% increase in overall retail customer charges. Penelec's request is primarily attributable to an increase in payments under NUG contracts and the per unit cost of coal-fired generation after giving effect to lower energy costs resulting from an anticipated increase in TMI-1 generation. The ECR change is proposed to go into effect April 1, 1996.

     In September 1995, a Pennsylvania Supreme Court decision overturned a 1994 Commonwealth Court order and restored a 1993 PaPUC rate order allowing Met-Ed to recover certain TMI-2 retirement costs from customers (see NUCLEAR PLANT RETIREMENT COSTS - TMI-2 Future Costs).

     In 1994, at the request of the PaPUC, the affected Pennsylvania electric utilities have submitted to the PaPUC proposals for the establishment of a nuclear performance standard. The matter is pending before the PaPUC.

 New Jersey

     In December 1995, JCP&L filed a petition with the NJBPU requesting a net increase in overall retail customer rates of $36.5 million annually, or an increase of 1.8%, effective March 1, 1996. The proposed increase is primarily related to JCP&L's demand side management programs, levelized energy adjustment clause (LEAC) charges, which include recovery of costs to buy out NUG contracts, and other tariff revisions.

     Concurrent with the its proposed March 1996 LEAC change, JCP&L filed a petition with the NJBPU to implement a Manufactured Gas Plant Remediation Adjustment Clause (RAC) for the recovery of underrecovered Manufactured Gas Plant (MGP) costs. The RAC mechanism, which was approved by the NJBPU in December 1994, provides for the recovery of MGP costs, net of insurance and other recoveries, over rolling seven year periods with interest on any unamortized balance. In its petition, JCP&L proposes to recover $44,000 annually through the RAC.

     In July 1995, New Jersey adopted energy rate-flexibility legislation that will enable electric utilities to offer rate discounts to certain customers. If certain conditions are met, utilities may be permitted to recover from customers, on a prospective basis following a base rate case, up to 50% of revenue lost as a result of rate discounts. JCP&L has submitted its initial compliance filing which sets forth JCP&L's minimum price for off-tariff rate agreements applicable to commercial and industrial customers. The legislation also provides utilities with the opportunity to propose to the NJBPU alternative ways to set rates. JCP&L expects to file such an alternative rate plan with the NJBPU in 1996.

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect of the performance standard charge at a 40% capacity factor would be approximately $10 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC.

     The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from NUG projects. The proceeding was initiated, in part, to respond to contentions of the Ratepayer Advocate that by permitting utilities to recover such costs through the LEAC, an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the LEAC periods prior to March 1991 were considered closed but subsequent LEAC periods remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. JCP&L estimates that the potential refund liability for the LEAC periods from March 1991 through February 1996, the end of the most recent LEAC period, is $55 million. There can be no assurance as to the outcome of this proceeding.

                                CAPITAL PROGRAMS

 General

     During 1995, gross plant additions were approximately $459 million (JCP&L $232 million; Met-Ed $101 million; Penelec $123 million; GPUSC $3 million) attributable principally to improvements and modifications to existing generation, transmission and distribution facilities, a new generation facility, and clean air requirements. Expenditures for maturing obligations totaled $91 million (JCP&L $47 million; Met-Ed $41 million; GPUSC $3 million) in 1995. In addition, the EI Group made investments in 1995 totaling $165 million, consisting primarily of investments in generation facilities in South America and an electric distribution business in Australia (see THE EI GROUP). The principal categories of the 1996 anticipated Subsidiary construction expenditures, which include anticipated expenditures by GPUSC and an allowance for other funds used during construction, are as follows:

                                        (In Millions)
                                            1996

                                  GPU     JCP&L    Met-Ed   Penelec

 Generation - Nuclear            $ 57     $ 41      $11      $  5
              Nonnuclear           82       26       15        41
       Total Generation           139       67       26        46
 Transmission & Distribution      269      140       60        69
 Other                             83       49       11         9
       Total                     $491     $256      $97      $124

       The anticipated increase in construction expenditures during 1996 is principally attributable to expenditures associated with ongoing system development and upgrading JCP&L's communication system. Gross plant additions are expected to be approximately $437 million in 1997 (JCP&L $200 million; Met-Ed $108 million; Penelec $116 million; GPUSC $13 million). The decrease in construction expenditures during 1997 is largely due to the anticipated completion in 1996 of JCP&L's communication system and a new generation facility. During 1996 and 1997, GPU will continue to provide the EI Group with capital contributions and credit support (in amounts which may be substantial) as project investment opportunities arise. In addition, expenditures for maturing obligations are expected to be $131 million for 1996 (JCP&L $36 million; Met-Ed $15 million; Penelec $75 million; GPUSC $3 million; EI Group $2 million) and $158 million for 1997 (JCP&L $86 million; Met-Ed $40 million; Penelec $26 million; GPUSC $3 million; EI Group $3 million).

     GPU and the Subsidiaries estimate that a substantial portion of their anticipated total capital needs in each of 1996 and 1997 will be satisfied through internally generated funds.

     The Subsidiaries expect to obtain the remainder of these funds principally through the sale, subject to market conditions, of first mortgage bonds (FMBs). The Subsidiaries' FMB indentures and charters include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue (see LIMITATIONS ON ISSUING ADDITIONAL SECURITIES). Present plans call for the Subsidiaries to issue long-term debt during the next three years to, among other things, finance construction activities and fund the redemption of maturing senior securities.

     The GPU System's gross plant additions exclude nuclear fuel requirements provided under capital leases that amounted to $52 million (JCP&L $19 million; Met-Ed $22 million; Penelec $11 million) in 1995. When consumed, the presently leased material, which amounted to $152 million (JCP&L $88 million; Met-Ed $43 million; Penelec $21 million) at December 31, 1995, is expected to be replaced by additional leased material at a rate of between $40 million and $45 million (JCP&L $20 million - $25 million; Met-Ed $13 million; Penelec $7 million) annually. In the event the replacement nuclear fuel needs cannot be leased, the associated capital requirements would have to be met by other means.

     Over the next five years, assuming the continuation of existing retail electric regulation, each of the Subsidiaries is expected to experience an average growth in sales to customers of about 2% annually, principally due to continued economic growth in the service territories and a slight increase in customers. The Subsidiaries intend to provide for these increased energy needs through a mix of economic supply sources.

     In response to the increasingly competitive business climate and excess capacity of nearby utilities, the GPU System's supply plan places an emphasis on maintaining flexibility. Supply planning focuses increasingly on short- to intermediate-term commitments, reliance on "spot" market purchases, and avoidance of long-term firm commitments. GPU's present strategy includes minimizing the financial exposure associated with new long-term purchase commitments and the construction of new facilities by evaluating these options in terms of an unregulated power market. As part of this strategy, GPU is also evaluating the future financial viability of its generating assets, including possible plant retirements, on an ongoing basis. The GPU System will take necessary actions to avoid adding new capacity which would result in costs that may exceed future market prices. In addition, the Subsidiaries will continue to seek regulatory support to renegotiate or buy out contracts with NUGs where the pricing is in excess of projected prices of alternative sources.

     In February 1996, JCP&L announced plans to close the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants due to high operating costs. The combined remaining investment in these plants is approximately $15 million at December 31, 1995. JCP&L has not determined whether it will seek recovery of such costs through the ratemaking process.

 Conservation and Load Management

     The NJBPU and PaPUC continue to encourage the development of new conservation and load-management programs. The benefits of some of these programs may not, however, offset program costs and the Subsidiaries are working to mitigate the impacts these programs can have on their competitive position in the marketplace.

     In New Jersey, JCP&L continues to conduct DSM programs approved in 1992 by the NJBPU. DSM includes utility-sponsored activities designed to improve energy efficiency in customer electricity use and load-management programs that reduce peak demand. These JCP&L programs have resulted in summer peak demand reductions of 79 MW through 1995. In August 1995, JCP&L filed a revised DSM plan for NJBPU approval covering programs for 1996 and 1997. This filing is currently under review by the NJBPU.

     In a December 1993 order, the PaPUC adopted guidelines for the recovery of DSM costs and directed utilities to implement DSM programs. Met-Ed and Penelec subsequently filed DSM programs that were expected to be approved by the PaPUC in the first quarter of 1995. An industrial intervenor contested the PaPUC's guidelines. In January 1995, the Commonwealth Court reversed the PaPUC order and in February 1996 the Pennsylvania Supreme Court upheld the Commonwealth Court's decision. As a result, the nature and scope of Met-Ed and Penelec's DSM programs is uncertain at this time.


                             FINANCING ARRANGEMENTS

     The Corporation and the Subsidiaries expect to have short-term debt outstanding from time to time throughout 1996. The peak in short-term debt outstanding is expected to occur in the spring, coinciding with normal cash requirements for revenue tax payments.

     The GPU System has $529 million of credit facilities, which includes a Revolving Credit Agreement (Credit Agreement) with a consortium of banks. The credit facilities generally provide for the payment of a commitment fee on the unborrowed amount of 1/8 of 1% annually. Borrowings under these credit facilities generally bear interest based on the prime rate or money market rates. Notes issued under the Credit Agreement, which expires November 1, 1999, are limited to $250 million in total borrowings outstanding at any time and are subject to various covenants and acceleration under certain conditions. The Credit Agreement borrowing rates and facility fee are dependent on the long-term debt ratings of the Subsidiaries.

     In 1995, GPU sold five million shares of common stock. The net proceeds of $157.5 million were used to make cash capital contributions to the Subsidiaries and to repay GPU short-term debt, a portion of which had been incurred to acquire interests in a generating company in Bolivia and the Solaris distribution business in Australia.

     The Subsidiaries have regulatory authority to issue and sell FMBs, which may be issued as secured medium-term notes, and preferred stock through various periods into 1997. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $225 million, $190 million and $160 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1995, the Subsidiaries issued an aggregate of $338 million (JCP&L $50 million; Met-Ed $89 million; Penelec $199 million) principal amount of FMBs. The proceeds from these issuances were used to refinance $128 million (Met-Ed $29 million; Penelec $99 million) principal amount of higher cost FMBs, to redeem at maturity $59 million (JCP&L $47 million; Met-Ed $12 million) principal amount of FMBs, to moderate short-term debt levels and to fund growth in capitalization. In addition, the EI Group has borrowed $68 million under a credit agreement, the proceeds of which were used primarily to finance the acquisition of Solaris (see THE EI GROUP).

     JCP&L Capital, L.P., a special-purpose partnership in which a subsidiary of JCP&L is the sole general partner, issued $125 million stated value of mandatorily redeemable preferred securities. The proceeds from the issuance were used to reduce JCP&L short-term debt and retire senior securities. Also in 1995, JCP&L repurchased $6 million stated value of cumulative preferred stock. The repurchased shares may be used to satisfy future sinking fund requirements.

     In March 1996, JCP&L and Penelec expect to redeem approximately $26 million and $25 million principal amount of 6 1/8% series and 6 1/4% series FMBs, respectively, using lower cost short-term debt.

     Present plans call for the Subsidiaries to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities. In addition, significant further investments by the EI Group, or otherwise, may require GPU to issue additional debt and/or new shares of common stock.

     During 1995, the Subsidiaries refinanced their nuclear fuel lease agreements with nonaffiliated fuel trusts. The new lease arrangements provide that an aggregate of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) of nuclear fuel costs may be outstanding at any one time. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The Subsidiaries are responsible for the disposal costs of nuclear fuel leased under these agreements.

                  LIMITATIONS ON ISSUING ADDITIONAL SECURITIES

     The Subsidiaries' FMB indentures and/or charters contain provisions which limit the total amount of securities evidencing secured indebtedness and/or unsecured indebtedness which the Subsidiaries may issue, the more restrictive of which are discussed below.

     The Subsidiaries' FMB indentures require that, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding the issuance of additional FMBs, net earnings (before income taxes, with other income limited to 5% of operating income before income taxes for JCP&L and Met-Ed and 10% for Penelec) available for interest on FMBs shall have been at least twice the annual interest requirements on all FMBs to be outstanding immediately after such issuance. Moreover, the Subsidiaries' FMB indentures restrict the ratio of the principal amount of FMBs which may be issued to not more than 60% of available bondable value of property additions. In addition, the indentures, in general, permit the Subsidiaries to issue additional FMBs against a like principal amount of previously issued and retired FMBs.

     At December 31, 1995, the net earnings requirement under the Subsidiaries' FMB indentures, as described above, would have permitted JCP&L, Met-Ed and Penelec to issue $1.3 billion, $537 million and $724 million, respectively, principal amount of additional FMBs at an assumed 8% interest rate. However, the Subsidiaries had bondable value of property additions sufficient to permit JCP&L, Met-Ed and Penelec to only issue approximately $330 million, $383 million and $236 million, respectively, principal amount of additional FMBs. In addition, the Subsidiaries' FMB indentures would have permitted JCP&L, Met-Ed and Penelec to issue approximately $316 million, $46 million and $107 million, respectively, of FMBs against a like principal amount of previously issued and retired FMBs.

     Among other restrictions, the Subsidiaries' charters provide that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of (a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 1995, these provisions would have permitted JCP&L, Met-Ed and Penelec to issue $1.2 billion, $1.0 billion and $778 million, respectively, stated value of cumulative preferred stock at an assumed 7.5% dividend rate.

     The Subsidiaries' charters also provide that, without the consent of the holders of a majority of the total voting power of the Subsidiaries' outstanding preferred stock, the Subsidiaries may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by the Subsidiaries or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years (or within 3 years of maturity for JCP&L) would exceed 10% of the aggregate of (a) the total principal amount of all outstanding secured indebtedness issued or assumed by the Subsidiaries and
 (b) the capital and surplus of the Subsidiaries. At December 31, 1995, these restrictions would have permitted JCP&L, Met-Ed and Penelec to have approximately $288 million, $132 million and $147 million, respectively, of unsecured indebtedness outstanding.

     The Subsidiaries have obtained authorization from the SEC to incur short-term debt (including indebtedness under the Credit Agreement and commercial paper) up to the Subsidiaries' charter limitations.


                                   REGULATION

     As a registered holding company, GPU is subject to regulation by the SEC under the 1935 Act. The GPU System companies are also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the Subsidiaries constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which the GPU System may engage in nonutility businesses. Each Subsidiary's retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which such Subsidiary operates - in New Jersey by the NJBPU and in Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. Although Penelec does not render electric service in Maryland, the Public Service Commission of Maryland has jurisdiction over the portion of Penelec's property located in that state. Moreover, with respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the Subsidiaries are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the construction, ownership and operation of nuclear generating stations and other related matters. JCP&L is also subject, in certain respects, to regulation by the PaPUC in connection with its participation in the ownership and operation of certain facilities located in Pennsylvania. (See ELECTRIC GENERATION AND THE ENVIRONMENT - Environmental Matters for additional regulation to which the Subsidiaries are or may be subject.)

     Solaris, EI Energy's electric distribution subsidiary in Australia, is subject to regulation by the Office of the Regulator General. Solaris' network and connection charges are subject to regulatory review every five years, with the next review scheduled for January 1, 2000. In addition, Solaris' franchise license becomes nonexclusive in stages through the year 2001, at which time all customers will be permitted to choose their source of electric supply. Empresa Guaracachi S.A., EI Power's electric generation subsidiary in Bolivia, is subject to regulation under the Electricity Law of 1994. Twice each year, the Superintendency of Electricity recalculates the prices that Empresa Guaracachi S.A. and other electric generators may charge for capacity based upon an estimated cost of constructing a new generating unit. In addition, energy prices are recalculated semi-annually based upon a projected cost of generation, including fuel and nonfuel variable operation and maintenance costs.

                     ELECTRIC GENERATION AND THE ENVIRONMENT

 Fuel

     The Subsidiaries utilized fuels in the generation of electric energy during 1995 in approximately the following percentages:

                         GPU     JCP&L    Met-Ed   Penelec

     Coal                58%      20%       56%      88%
     Nuclear             38%      71%       41%      13%
     Gas                  3%       7%        2%       -
     Oil                  1%       3%        -        -
     Other*               -       (1)%       1%      (1)%

   * Represents hydro and pumped storage (which is a net user of electricity).

     Approximately 41% (JCP&L 56%; Met-Ed 40%; Penelec 32%) of the Subsidiaries' total energy requirements in 1995 was supplied by purchases and interchange from other utilities and NUGs. For 1996, the Subsidiaries estimate that their generation of electric energy will be in the following proportions:

                         GPU     JCP&L    Met-Ed   Penelec

     Coal                62%      25%       55%      88%
     Nuclear             34%      66%       41%      12%
     Gas                  3%      10%        2%       -
     Oil                  1%       3%        -        -
     Other*               -       (4)%       2%       -

   * Represents hydro and pumped storage.

     The anticipated changes in 1996 fuel utilization percentages are principally attributable to a refueling outage at Oyster Creek scheduled for September 1996. Approximately 41% (JCP&L 60%; Met-Ed 38%; Penelec 27%) of the Subsidiaries' 1996 energy requirements are expected to be supplied by purchases and interchange from other utilities and NUGs.

     Fossil: The Subsidiaries have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; Met-Ed - 16.45% ownership interest in Conemaugh; and Penelec - 50% ownership interest in Homer City). The contracts, which expire between 1996 and 2004, require the purchase of either fixed or minimum amounts of coal. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for Homer City also includes a provision for the payment of postretirement benefits costs. The Subsidiaries' share of the cost of coal purchased under these agreements is expected to aggregate $115 million (JCP&L $20 million; Met-Ed $18 million; Penelec $77 million) for 1996.

     The Subsidiaries' coal-fired generating stations now in service are estimated to require an aggregate of 167 million tons (JCP&L 15 million tons; Met-Ed 41 million tons; Penelec 111 million tons) of coal over the next twenty years. Of this total requirement, approximately 10 million tons (JCP&L 3 million tons; Penelec 7 million tons) are expected to be supplied by nonaffiliated mine-mouth coal companies with the balance supplied through short- and long-term contracts and spot market purchases.

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

     For TMI-1, under normal operating conditions, there is, with minor planned modifications, sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life while maintaining the ability to remove the entire reactor core. As a result of completion of an interim spent fuel dry storage facility in early 1996, Oyster Creek also has sufficient on-site storage capacity to accommodate, under normal operating conditions, its spent nuclear fuel while maintaining the ability to remove the entire reactor core.

 Environmental Matters

     The GPU System is subject to a broad range of federal, state and local environmental and employee health and safety legislation and regulations. In addition, the Subsidiaries are subject to licensing of hydroelectric projects by the FERC and of nuclear power projects by the NRC. Such licensing and other actions by federal agencies with respect to projects of the Subsidiaries are also subject to the National Environmental Policy Act.

     As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU System may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned MGPs and mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material. The consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant, are unknown. The GPU System believes the costs described above should be recoverable through the ratemaking process but recognizes that recovery cannot be assured.

     Water: The federal Water Pollution Control Act (Clean Water Act) generally requires, with respect to existing steam electric power plants, the application of the best conventional or practicable pollutant control technology available and compliance with state-established water quality standards. Additionally, water quality-based effluent limits (more stringent than "technology" limits) may be applied to utility waste water discharges based on receiving stream quality. With respect to future plants, the Clean Water Act requires the application of the "best available demonstrated control technology, processes, operating methods or other alternatives."

     The U.S. Environmental Protection Agency (EPA) has adopted regulations that establish thermal and other limitations for effluents discharged from both existing and new steam electric generating stations. Standards of performance are developed and enforcement of effluent limitations is accomplished through the issuance by the EPA, or states authorized by the EPA, of discharge permits that specify limitations to be applied. Discharge permits are required for all of the Subsidiaries' steam generating stations. JCP&L's discharge permits have expired, and timely reapplications have been filed as required by regulations. Until new permits are issued, JCP&L's currently expired permits remain in effect. JCP&L has also filed an application with the New Jersey Department of Environmental Protection (NJDEP) for a discharge permit for its Yards Creek pumped storage facility. Discharge permits have been reissued for Met-Ed's Titus and York Haven stations and administratively extended for the Portland station pending action by the Pennsylvania Department of Environmental Protection (PaDEP) on timely reapplication. Penelec has obtained all required discharge permits.

     The discharge permit received by JCP&L for the Oyster Creek station may, among other things, require the installation of a closed-cycle cooling system, such as a cooling tower, to meet New Jersey state water quality-based thermal effluent limitations. Although construction of such a system is not required in order to meet the EPA's regulations setting effluent limitations for the Oyster Creek station (such regulations would accept the use of the once-through cooling system now in operation at this station), a closed-cycle cooling system may be required in order to comply with the water quality standards imposed by the NJDEP for water quality certification and incorporated in the station's discharge permit. If a cooling tower is required, the capital costs could exceed $150 million. In October 1994, following six years of studies, the NJDEP issued a new Discharge to Surface Water Permit for the Oyster Creek station. The new permit grants JCP&L a variance from the New Jersey Surface Water Quality Standards. The variance allows the continued operation of the existing once-through cooling system without modifications such as cooling towers. The variance is effective through October 1999. The NJDEP could revoke the variance at any time upon failure to comply with the permit conditions.

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

     The Subsidiaries are also subject to environmental and water diversion requirements adopted by the Delaware River Basin Commission and the Susquehanna River Basin Commission as administered by those commissions or the PaDEP and the NJDEP.

     In 1993, York Haven Power Company, a wholly-owned subsidiary of Met-Ed, entered into an agreement with various agencies to construct a fish passage facility at the York Haven hydroelectric project by the year 2000. The present estimated installed cost of the facility is $8.5 million. Construction is expected to begin in 1998.

     Nuclear: Reference is made to NUCLEAR FACILITIES for information regarding the TMI-2 accident, its aftermath and the GPU System's other nuclear facilities.

     New Jersey and Connecticut have established the Northeast Compact, to construct a low level radioactive waste (radwaste) disposal facility in New Jersey. The estimated cost to license and build the facility is $100 million. GPUN's minimum expected $29.5 million share of the cost for this facility is to be paid annually over a six-year period from 1992 to 1997. In a February 1993 rate order, the NJBPU authorized JCP&L to recover these amounts currently from customers. Through December 1995, $6 million has been paid. The development of the facility is expected to continue after 1997 which will most likely result in additional costs in excess of $29.5 million.

     Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact (which includes eleven nuclear power plants - 9 in Pennsylvania and 2 in Maryland) to construct a facility for the disposal of low level radwaste in those states, including low level radwaste from TMI-1. To date $33 million, of a minimum estimated $88 million, of pre-construction costs has been paid. The eleven plants have so far shared equally in the pre-construction cost, including GPUN which has contributed $3 million. All contributors, including nonutility radwaste producers within the compact that make voluntary contributions, will receive certain credits from surcharges paid by all depositors of waste over a ten-year period. The methodology for the allocation of these credits has yet to be determined. In addition, $50 million of estimated construction costs will be funded by an independent contractor and recovered by the contractor through waste disposal fees collected during the first five years of the facility's operation.

     GPUN is currently shipping low level radwaste to the Barnwell, South Carolina radwaste disposal site. The development of the Northeast Compact disposal facility is expected to continue beyond 1997, the projected completion date. The Appalachian Compact disposal facility is currently scheduled to open in June 1999. Continuing delays in the completion of the disposal facilities will require GPUN to perform an evaluation of its ability to safely store radwaste beyond these dates.

     The Subsidiaries have provided for future contributions to the Decontamination and Decommissioning Fund (part of the EPAct) for the cleanup of uranium enrichment plants operated by the Federal Government. The GPU System's total liability at December 31, 1995 amounted to $36 million (JCP&L $23 million; Met-Ed $9 million; Penelec $4 million). The Subsidiaries made their initial payment in 1993. The remaining amount recoverable from ratepayers at December 31, 1995 is $39 million (JCP&L $25 million; Met-Ed $9 million; Penelec $5 million).

     Air: The Subsidiaries are subject to certain state environmental regulations of the NJDEP and the PaDEP. The Subsidiaries are also subject to certain federal environmental regulations of the EPA.

     Current Pennsylvania environmental regulations prescribe criteria that generally limit the sulfur dioxide content of stack gas emissions from Penelec's generating stations constructed before 1972 and stations constructed after 1971 but before 1978, to 3.7 pounds and 1.2 pounds per million BTU of heat input, respectively. In the case of Met-Ed's facilities, the sulfur dioxide content of stack gas emissions is limited to 2.8 pounds or 3.7 pounds per million BTU of heat input depending on location. On a weighted average basis, the Subsidiaries have been able to obtain coal with a sulfur content meeting these criteria. If, and to the extent that, the Subsidiaries cannot continue to meet such limitations with processed coal, it may be necessary to retrofit operating stations with sulfur dioxide control equipment that may require substantial capital expenditures as well as substantial additional operating costs. Such retrofitting would take approximately five years.

     As a result of the Clean Air Act, which requires substantial reductions in sulfur dioxide and nitrogen oxide (NOx) emissions by the years 1995 and 2000, it will be necessary for the GPU System to install and operate emission control equipment as well as switch to slightly lower sulfur coal at some of the GPU System's coal-fired plants in order to achieve compliance. To comply with Title IV (the acid rain provisions) of the Clean Air Act, the GPU System expects to spend up to $410 million (JCP&L $42 million; Met-Ed $158 million; Penelec $210 million) for air pollution control equipment by the year 2000, of which approximately $234 million (JCP&L $41 million; Met-Ed $100 million; Penelec $93 million) has been spent as of December 31, 1995. The capital costs of equipment are for the installation of scrubbers, low NOx burner technology, selective noncatalytic reduction and particulate removal upgrades. The capital costs of this equipment and the increased operating costs of the affected stations are expected to be recoverable through the ratemaking process but recovery is not assured. The second of two scrubbers was completed at the Conemaugh station during 1995. This action is part of the GPU System's plans to comply with Clean Air Act sulfur dioxide emission limitations. In its January 1993 rate order, the PaPUC approved Met-Ed's request for $24.5 million of current expenditures to be included in rate base representing certain costs associated with the installation of scrubbers at the Conemaugh station and other environmental compliance projects. The plan for the Portland station is to meet its Phase I compliance obligation through the use of sulfur dioxide emission allowances, including allowances allocated directly to Portland station by the EPA and allowances resulting from the installation of scrubbers at the Conemaugh station. Shawville station will require lower sulfur coal and/or the purchase of emission allowances to meet its Phase I requirements.

     The GPU System's current strategy for Phase II compliance under Title IV of the Clean Air Act is to evaluate the installation of scrubbers, the use of fuel switching and allowances at the Keystone station and at the Homer City Unit 3 station. Switching to lower sulfur coal and/or the purchasing of allowances is currently planned for the Titus, Seward, Portland, Shawville and Warren stations. Homer City Units 1 and 2 will use existing coal cleaning technology. Additional control modifications are not expected to be necessary for compliance with Title IV in Phase II at Conemaugh, Gilbert and Sayreville stations.

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

     The ultimate impact of Title I of the Clean Air Act, which deals with the attainment of ambient air quality standards, is highly uncertain. In particular, this Title has established an ozone transport region that includes 12 northeast states and the District of Columbia identified as the Ozone Transport Region (OTR). Pennsylvania and New Jersey are part of the OTR, and will be required to control NOx emissions to a level that will provide for the attainment of the ozone standard in the Northeast. As an initial step, major sources of NOx were required to implement Reasonably Available Control Technology (RACT) by May 31, 1995. Compliance with the PaDEP's RACT regulations has been achieved through operational modifications and installation of low NOx burners with separate overfire air at the Keystone, Titus, Portland and Conemaugh stations. An extension of time has been obtained to bring Homer City Units 1 and 2 into compliance with the PaDEP's RACT regulations. The NJDEP's RACT regulations establish maximum allowable emission rates for utility boilers based on fuel used and boiler type, and on combustion turbines based on fuel used. Existing units are eligible for emissions averaging upon approval of an averaging plan by the NJDEP. A Memorandum of Understanding (MOU) has been signed by the members of the Ozone Transport Commission (OTC). This calls for inner and outer zones with seasonal NOx emission reductions of 65% and 55%, from 1990 emission levels, respectively, by May 1, 1999. Met-Ed and Penelec will spend an estimated $10 million and $50 million, respectively, to meet the reductions set by the OTC. The MOU also calls for a 75% reduction by May 2003, unless scientific data shows this level of reduction is unnecessary to achieve the Clean Air Act's 2005 National Ambient Air Quality Standard (NAAQS) for ozone. The ultimate impact of Title III of the Clean Air Act, which deals with emissions of
 hazardous air pollutants, is also highly uncertain.   Specifically, the EPA
 has not completed a Clean Air Act study to determine whether it is appropriate to regulate emissions of hazardous air pollutants from electric utility steam generating units.

     Both the EPA and the PaDEP are questioning the attainment of NAAQS for sulfur dioxide in the vicinity of the Chestnut Ridge Energy Complex (Homer City, Conemaugh, Keystone and Seward generating stations). The Homer City, Conemaugh and Keystone stations are jointly owned with nonaffiliated utilities. The EPA and the PaDEP have approved the use of a nonguideline air quality model to evaluate the ambient air quality impacts of these generating stations. This nonguideline model is more representative and less conservative than the EPA guideline model and will be used in the development of a compliance strategy for all generating stations in the Chestnut Ridge Energy Complex.

     The area around the Warren station has been designated as nonattainment for sulfur dioxide. In early 1993, Penelec began a model evaluation study of the area. The PaDEP and the EPA have approved the use of the nonguideline model which is more representative than guideline models. A model evaluation study has also been conducted at Shawville station. The results of this study, which remain subject to PaDEP approval, show attainment of the NAAQS at the Shawville station with current Pennsylvania sulfur dioxide emission limits.

     The sulfur dioxide attainment issue has been taken into account as part of the design of the Conemaugh station scrubbers. Met-Ed has initiated ambient air quality modeling studies for its Portland and Titus stations that will take several years to complete. While the results are uncertain, these studies may result in a revised Pennsylvania State Implementation Plan (PaSIP) in order to attain NAAQS for sulfur dioxide. If sulfur dioxide emissions need to be reduced to meet the new PaSIP, Met-Ed will reevaluate its options available for Portland and Titus stations.

     Based on the results of the studies pursuant to compliance with NAAQS, significant sulfur dioxide reductions may be required at one or more of these stations which could result in significant capital and additional operating expenditures.

     Certain other environmental regulations limit the amount of particulate matter emitted into the environment. The Subsidiaries have installed equipment at their coal-fired generating stations and may find it necessary to either upgrade or install additional equipment at certain of their stations to consistently meet particulate emission requirements.

     In the fall of 1993, the Clinton Administration announced its Climate Change Action Plan intended to reduce greenhouse gas emissions to 1990 levels by the year 2000. The Climate Change Action Plan relies heavily on voluntary action by industry. GPU has joined approximately 150 other electric utility companies by signing an accord that is part of the Department of Energy Climate Challenge Program. The GPU System's program is expected to avoid or reduce the equivalent of 8 million tons of carbon dioxide emissions between 1995 and 2000.

     Title IV of the Clean Air Act requires Phase I and Phase II affected units to install a continuous emission monitoring system (CEMS) and quality assure the data for sulfur dioxide, nitrogen oxides, opacity and volumetric flow. In addition, Title VIII requires all affected sources to monitor carbon dioxide emissions. Monitoring systems have been installed and certified on JCP&L, Met-Ed and Penelec's Phase I and Phase II affected units as required by EPA, NJDEP and PaDEP regulations.

     The PaDEP has a CEMS enforcement policy to ensure consistent compliance with air quality regulations under federal and state statutes. The CEMS enforcement policy includes matters such as visible emissions, sulfur dioxide emission standards, nitrogen oxide emissions and a requirement to maintain certified continuous emission monitoring equipment. In addition, this policy provides a mechanism for the payment of certain prescribed amounts to the Pennsylvania Clean Air Fund (Clean Air Fund) for air pollutant emission excesses or monitoring failures. With respect to the operation of Met-Ed and Penelec's generating stations for 1995, it is not anticipated that payments to be made to the Clean Air Fund will be material in amount. The Clean Air Act has also expanded the enforcement options available to the EPA and the states and contains more stringent enforcement provisions and penalties. Moreover, citizen suits can seek civil penalties for violations of this act.

     The EPA has established Best Available Retrofit Technology (BART) sulfur dioxide emission standards to be used for Penelec's Shawville and Seward stations under the applicable stack height regulations. Dependent upon the Chestnut Ridge Compliance Strategy and the results of the Shawville model evaluation study mentioned above, lower sulfur coal purchases may be necessary for compliance. Discussions with the EPA and the PaDEP regarding this matter are continuing.

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

     In 1995, the Subsidiaries made capital expenditures of approximately
 $93 million (JCP&L $36 million; Met-Ed $14 million; Penelec $43 million) in response to environmental considerations and have budgeted approximately
 $18 million (JCP&L $3 million; Met-Ed $3 million; Penelec $12 million) for this purpose in 1996. The incremental annual operating and maintenance costs for such equipment is expected to be immaterial.

     Electromagnetic Fields: There have been a number of studies regarding the possibility of adverse health effects from electric and power frequency magnetic fields that are found everywhere there is electricity. While some of the studies have indicated some association between exposure to magnetic fields and cancer, other studies have indicated no such association. The studies have not shown any causal relationship between exposure to magnetic fields and cancer, or any other adverse health effects. In 1990, the EPA issued a draft report that identifies magnetic fields as a possible carcinogen, although it acknowledged that there is still scientific uncertainty surrounding these fields and their possible link to adverse health effects. On the other hand, a 1992 White House Office of Science and Technology policy report states that "there is no convincing evidence in the published literature to support the contention that exposures to extremely low frequency electric and magnetic fields generated by sources such as household appliances, video display terminals, and local power lines are demonstrable health hazards." In 1994, results of a large-scale epidemiology study of electric utility workers suggested a statistical relationship between brain cancer and the class of workers who received the highest exposure. These findings conflicted with two earlier large-scale studies that found no such relationship. Additional studies, which may foster a better understanding of the subject, are presently underway.

     Certain parties have alleged that the exposure to electric and magnetic fields associated with the operation of transmission and distribution facilities will produce adverse impacts upon public health and safety and upon property values. Furthermore, regulatory actions under consideration by the NJDEP and bills introduced in the Pennsylvania legislature could, if enacted, establish a framework under which the intensity of the fields produced by electric transmission and distribution lines would be limited or otherwise regulated.

     The Subsidiaries cannot determine at this time what effect, if any, this matter will have on their respective results of operations and financial position.

     Residual Waste: PaDEP residual waste regulations became effective in July 1992. These regulations impose additional restrictions on operating existing ash disposal sites and for siting future disposal sites and will increase the costs of establishing and operating these facilities. The main objective of these regulations is to prevent degradation of groundwater and to abate any existing degradation.

     The regulations require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments require the installation of additional monitoring wells and the evaluation of one year's data. All of Penelec's active landfills require assessments. If the assessments show degradation of the groundwater, Penelec would be required to develop abatement plans.
 Penelec and Met-Ed's landfills had preliminary permit modification applications submitted to the PaDEP by July 1994, and complete permit applications must be under evaluation by July 1997. Met-Ed's Portland and Titus landfills have had preliminary assessments proposed which are currently under review by the PaDEP. Additional data will be collected and evaluated to determine if degradation has occurred and if development of abatement plans is necessary. The Titus station ash disposal site was upgraded in 1991 and now meets many of the lined facility requirements. The Portland station ash disposal site will require significant modifications under the new regulations. Various alternatives for upgrading the site are being evaluated, including beneficial uses of coal ash.

     Other compliance requirements at Penelec that may need to be implemented in the future include the lining of currently unlined disposal sites and storage impoundments. Impoundments also will eventually require groundwater monitoring systems and assessments of impact on groundwater. Groundwater abatement may be necessary at locations where pollution problems are identified. The removal of all the residual waste ("clean closure") will be done at some impoundments to eliminate the need for future monitoring and abatement requirements. Storage impoundments must have implemented groundwater monitoring plans by 2002, but the PaDEP can require this at any time prior to this date or, at its discretion, defer full compliance beyond 2002 for some storage impoundments. Also being evaluated are the options for beneficial use of ash authorized by the regulations and source reductions.

     Preliminary groundwater assessment plans have also been conducted at Met-Ed's Portland and Titus stations' industrial waste treatment impoundments. New groundwater monitoring wells were installed at the Titus station. The Portland station assessment plan is pending with the PaDEP. Additional data will be collected and evaluated to determine if abatement will be required. The Portland station impoundments were upgraded in 1987 and meet the requirements for lined impoundments. The Titus station impoundments will require significant modifications by 2002.

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

     Prior to 1953, the Subsidiaries owned and operated MGPs in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGPs, are or may be present, both on-site and off-site. Claims have been asserted against the Subsidiaries for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. To date, JCP&L has identified 17 former MGP sites and two off-site properties where waste may have been sent. JCP&L has entered into cost sharing agreements with New Jersey Natural Gas Company and Elizabethtown Gas Company under which JCP&L is responsible for 60% of all costs incurred in connection with the remediation of 12 of these sites. JCP&L has entered into Administrative Consent Orders (ACOs) with the NJDEP for seven of these sites and has entered into Memoranda of Agreement (MOAs) with the NJDEP for eight of these sites. JCP&L anticipates entering into MOAs for the remaining sites. The ACOs specify the agreed upon obligations of both JCP&L and the NJDEP for remediation of the sites. The MOAs afford JCP&L greater flexibility in the schedule for investigation and remediation of sites.

     As of December 31, 1995, JCP&L has an estimated environmental liability of $29 million recorded on its Balance Sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the future costs may range as high as $50 million. Estimates of these costs are subject to significant uncertainties because: JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $50 million.

     In December 1995, JCP&L filed a petition with the NJBPU to implement, concurrent with the its proposed March 1996 LEAC change, a Manufactured Gas Plant Remediation Adjustment Clause for the recovery of underrecovered MGP costs (see RATE PROCEEDINGS - New Jersey).

     In 1994, JCP&L filed a complaint with the New Jersey Superior Court against several of its insurance carriers, relating to these MGP sites. JCP&L requested the Court to order the insurance carriers to reimburse JCP&L for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

     The Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendment and Reauthorization Act of 1986 authorize the EPA to issue an order compelling responsible parties to take cleanup action at any location that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Pennsylvania and New Jersey have enacted legislation giving similar authority to the PaDEP and the NJDEP, respectively. Because of the nature of the Subsidiaries' business, various by-products and substances are produced and/or handled that are classified as hazardous under one or more of these statutes. The Subsidiaries generally provide for the treatment, disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain cleanup costs on the generators of the wastes. The GPU System companies have been notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites (including those described below).

                   JCP&L   MET-ED  PENELEC    GPUN     GPU    TOTAL

     PRPs            6       4        2         1       1       11*

   * In some cases, the Subsidiaries are named separately for the same site.

 In addition, the Subsidiaries have been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not yet been named as PRPs. The Subsidiaries have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. At December 31, 1995, the Subsidiaries have liabilities recorded on their balance sheets for environmental matters (in addition to the $29 million for JCP&L's MGP sites) totaling $8.2 million (JCP&L $6.6 million; Met-Ed $900 thousand; Penelec $700 thousand).

     JCP&L, Met-Ed and GPUN are among the more than 800 PRPs under CERCLA who may be liable to pay for the cost associated with the investigation and remediation of the Maxey Flats disposal site, located in Fleming County, Kentucky. A negotiated settlement among all parties has been finalized and cleanup efforts have begun. The interim remediation work is estimated to cost $63 million, for which all responsible parties will be jointly and severally liable. The estimated allocation, which is based upon a percentage of the total volume of waste believed shipped to the site, is JCP&L $1.1 million, Met-Ed $400 thousand and GPUN $150 thousand.

     In 1994, JCP&L received a letter from the EPA notifying it of potential liability for the disposal of PCB liquids and related equipment at the Kansas City, Missouri site of PCB Treatment, Incorporated. JCP&L's cleanup cost obligation is currently estimated to be $1.3 million based upon a percentage allocation of waste delivered by JCP&L to the site. The ultimate costs, however, may range as high as $3.3 million if JCP&L becomes liable for the potential nonpayment of other responsible parties. JCP&L is seeking indemnification from its waste broker.

     In 1988, JCP&L received a PRP notice from the NJDEP alleging that JCP&L disposed of asbestos at the High Point Sanitary Landfill in Warren County, New Jersey. JCP&L is one of over 20 PRPs at this site. By 1993, JCP&L made payments totaling $131 thousand to the NJDEP for certain remediation investigation and feasibility studies. The extent of JCP&L's obligation for remediation costs, if any, will be subject to the results of additional studies. There can be no assurance as to the outcome of this matter.

     Met-Ed received a PRP notice from the PaDEP asserting that Met-Ed disposed of hazardous waste at the Industrial Solvents & Chemical Company site, a former solvents recycler. This site is being remediated under the Pennsylvania Hazardous Sites Cleanup Act. Met-Ed made immaterial payments in 1995 to the PRP group for the removal of tanks, drums and other materials at the site. A feasibility study to determine the extent of ground water contamination is expected to be completed in 1996. Met-Ed cannot reasonably estimate its remaining liability until the feasibility study results are available and the PaDEP selects a remedy for ground water contamination.

     Penelec has been named as a PRP by the EPA, along with over 1,000 other PRPs, for allegedly disposing of hazardous materials at the Jack's Creek/Sitken site, a former metals recycling and smelting operation in Mifflin County, Pennsylvania. Penelec joined a PRP group, which is working on the issues presented at the site. The PRP group is also exploring a settlement with the EPA, but Penelec cannot predict the ultimate outcome of the negotiations.

     Pursuant to certain federal monitoring requirements, Penelec has reported to the PaDEP that contaminates from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a Consent Order and is negotiating with the PaDEP to determine a schedule for long-term remediation based on possible future operating scenarios, including the installation of fluidized bed combustion technology. If the station is reboilered using this technology, a low cost solution would be to mix the ash from the reboilered station with the existing refuse. Early negotiations with the PaDEP indicate that this approach would be acceptable. If the station is not reboilered using such technology, remediation of the site may be required. Based upon a conceptual engineering report prepared by Penelec, the cost of remediation is estimated to range from $12 million to $25 million. These costs are subject to uncertainties based on the extent of remediation and available technologies. Penelec must notify the PaDEP by December 31, 1996 of its decision.

     The ultimate cost of remediation of these sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and
 (c) the extent of site contamination and the portion attributed to the GPU System companies.

     The Corporation and its Subsidiaries are unable to estimate the extent of possible remediation and associated costs of additional environmental matters. Management believes the costs described above should be recoverable through the ratemaking process but realizes recovery is not assured.


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

     Met-Ed and Penelec have the necessary franchise rights to furnish electric service in the various respective municipalities or territories in which each company now supplies such services. These electric franchise rights, which are generally nonexclusive rights, consist generally of (a) charter rights and (b) certificates of public convenience issued by the PaPUC and/or "grandfather rights". Such electric franchise rights are free from unduly burdensome restrictions and unlimited as to time, except in a few relatively minor cases and except as otherwise described below. The secondary franchise granted by the Borough of Boyertown to Met-Ed contains a provision that the Borough shall have the right at any time to purchase the electric system in the Borough at a valuation to be fixed by appraisers. Met-Ed holds a FERC license expiring in 2014 for the continued operation and maintenance of the York Haven hydroelectric project. Penelec holds a license from the FERC, which expires in 2002, for the continued operation and maintenance of the Piney hydroelectric project. In addition, Penelec and the Cleveland Electric Illuminating Company hold a license expiring in 2015 for the Seneca Pumped Storage Hydroelectric station in which Penelec has a 20% undivided interest. For the same station, Penelec and the Cleveland Electric Illuminating Company hold a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board which is unlimited as to time. For purposes of the Homer City station, Penelec and New York State Electric & Gas Corporation hold a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board which expires in 2017, but is renewable by the permittees until they have recovered all capital invested by them in the project. Penelec also holds a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board for its Shawville station which expires in 2003, but is renewable by Penelec until it has recovered all capital invested in the project.

                               EMPLOYEE RELATIONS

     At February 29, 1996, the GPU System had 10,310 full-time employees (JCP&L 3,049; Met-Ed 2,133; Penelec 2,216; all other companies 2,912). The nonsupervisory production and maintenance employees of the Subsidiaries and certain of their nonsupervisory clerical employees are represented for collective bargaining purposes by local unions of the International Brotherhood of Electrical Workers (IBEW) at JCP&L, Met-Ed and Penelec and the Utility Workers Union of America (UWUA) at Penelec.

     Penelec's five-year contracts with the IBEW and UWUA expire on May 14, 1998 and June 30, 1998, respectively. Met-Ed's three-year contract with the IBEW expires on April 30, 1997. JCP&L's two-year contract with the IBEW expires on October 31, 1996.

 ITEM 2.  PROPERTIES.

 Generating Stations

     At December 31, 1995, the generating stations of the Subsidiaries had an aggregate effective capability of 6,592,000 net kilowatts (KW), as follows:

   Name of                             Year of           Net KW
   Station            Subsidiary     Installation       (Summer)
   COAL-FIRED:
   Homer City(a)      Penelec         1969-1977           942,000
   Shawville          Penelec         1954-1960           597,000
   Portland           Met-Ed          1958-1962           401,000
   Keystone(b)        JCP&L           1967-1968           283,000
   Conemaugh(c)       Met-Ed          1970-1971           280,000
   Titus(d)           Met-Ed          1951-1953           243,000
   Seward             Penelec         1950-1957           196,000
   Warren             Penelec         1948-1949            82,000

   NUCLEAR:
   TMI-1(e)           All               1974              786,000
   Oyster Creek(f)    JCP&L             1969              619,000


   GAS/OIL-FIRED:
   Sayreville         JCP&L           1930-1958           229,000
   Gilbert(g)         JCP&L           1930-1949            72,000
   Combustion
    Turbines(h)       All             1960-1989         1,160,000
   Werner(i)          JCP&L             1953               58,000
   Other(j)           All             1968-1977           298,000
   Hydroelectric(k)   Met-Ed/Penelec  1905-1969            64,000

   PUMPED STORAGE:(l)
   Yards Creek        JCP&L             1965              195,000
   Seneca             Penelec           1969               87,000
   TOTAL                                                6,592,000

 Aggregate Effective Capability by Subsidiary

                              Net KW
                      (Summer)       (Winter)
 JCP&L                2,704,000      3,068,000
 Met-Ed               1,604,000      1,705,000
 Penelec              2,284,000      2,365,000
   TOTAL              6,592,000      7,138,000


 (a)  Represents Penelec's undivided 50% interest in the station.

 (b)  Represents JCP&L's undivided 16.67% interest in the station.

 (c)  Represents Met-Ed's undivided 16.45% interest in the station.

 (d)  Effective June 19, 1995, the Titus station was rerated from 241,000 KW.

 (e) Jointly owned by JCP&L, Met-Ed and Penelec in percentages of 25%, 50% and 25%, respectively.

 (f) Effective January 17, 1995, the Oyster Creek station was rerated from 610,000 KW.

 (g) Effective November 1, 1995, 45,000 KW of capability were retired. JCP&L announced plans to close this station in 1996.

 (h)  JCP&L - 762,000 KW, Met-Ed - 266,000 KW and Penelec 132,000 KW.

 (i)  JCP&L announced plans to close this station in 1996.

 (j) Consists of internal combustion and combined-cycle units (JCP&L - 290,000 KW, Met-Ed - 2,000 KW and Penelec - 6,000 KW).

 (k) Consists of Met-Ed's York Haven station (19,000 KW) and Penelec's Piney (27,000 KW) and Deep Creek stations (18,000 KW).

 (l) Represents the Subsidiaries' undivided interests in these stations which are net users rather than net producers of electric energy. Effective June 1, 1995, the Yards Creek station was rerated from 190,000 KW.

      The Subsidiaries' coal-fired, hydroelectric (other than the Deep Creek station) and pumped storage stations (other than the Yards Creek station) are located in Pennsylvania. The TMI-1 nuclear station is also located in Pennsylvania. The Subsidiaries' gas-fired and oil-fired stations (other than some combustion turbines in Pennsylvania), the Yards Creek pumped storage station and the Oyster Creek nuclear station are located in New Jersey. The Deep Creek hydroelectric station is located in Maryland.

      Substantially all of the Subsidiaries' properties are subject to the lien of their respective FMB indentures.

      The peak loads of the GPU System and its Subsidiaries were as follows:

                                            (In KW)
      Company              Date            Peak Load

      GPU              Aug.  2, 1995       9,101,000
      JCP&L            July  9, 1993       4,564,000
      Met-Ed           Aug.  2, 1995       2,186,000
      Penelec          Dec. 11, 1995       2,589,000

 EI Group Facilities

       The EI Group has ownership interests in sixteen natural gas-fired cogeneration and other nonutility power production facilities located in the United States, South America and Canada with an aggregate capability of 1,412,000 KW as follows:

                                 U.S. Facilities

  Name of                   Year of                            EI Ownership
 Facility    Location     Installation         Total KW       Interest (KW)

 Selkirk        NY         1992/94               350,000         70,000
 Lake*          FL         1993                  112,000         47,150
 Pasco*         FL         1993                  112,000         56,000
 Onondaga*      NY         1993                   80,000         40,000
 Syracuse*      NY         1992                   80,000          3,500
 Marcal*        NJ         1989                   65,000         32,500
 Ada*           MI         1991                   29,000            290
 Camarillo*     CA         1988                   27,000         13,500
 Chino*         CA         1987                   27,000         13,500
 FPB            CA         1983                   26,000          7,800
 Berkeley*      CA         1987                   24,000         12,000
   Total                                         932,000        296,240


                               Non-U.S. Facilities

 Termobarran-
  quilla*       Colombia   1972-83               240,000         72,000
 Guaracachi*    Bolivia    1975-94               161,000         80,500
 Aranjuez*      Bolivia    1974-94                40,000         20,000
 Karachipampa*  Bolivia    1982                   15,000          7,500
 Brooklyn*      Canada     1996                   24,000         18,000
   Total                                         480,000        198,000

 Total capability                              1,412,000        494,240

 *  The EI Group has operating responsibility for these facilities.

 Transmission and Distribution System

      At December 31, 1995, the GPU System owned the following:
                                                                     GPU System
                                      JCP&L      Met-Ed     Penelec     Total
 Transmission and Distribution
   Substations                            296         288        468      1,052

 Aggregate Installed Transformer
   Capacity of Substations
     (in kilovoltamperes - KVA)    20,893,974  11,827,100 15,914,320 48,635,394

 Transmission System:

 Lines (In Circuit Miles):

      500 KV                               18         188        235        441
      345 KV                                -           -        149        149
      230 KV                              570         383        650      1,603
      138 KV                                -           3         11         14
      115 KV                              232         361      1,325      1,918
      69 KV, 46 KV and 34.5 KV          1,760         472        364      2,596
           Total                        2,580       1,407      2,734      6,721

 Distribution System:

 Line Transformer Capacity (KVA)    9,618,670   5,654,976  6,213,003 21,486,649

 Pole Miles of Overhead Lines          15,649      12,613     22,797     51,059

 Trench Miles of Underground
   Cable                                6,738       1,943      1,834     10,515

      In addition, Solaris provides service to more than 230,000 customers in and around a 385 square mile area in Melbourne, Australia (see THE EI GROUP under Item 1). Solaris owns a total of 3,629 pole miles of overhead lines.


 ITEM 3.  LEGAL PROCEEDINGS.

      Reference is made to NUCLEAR FACILITIES - TMI-2, RATE PROCEEDINGS, and ELECTRIC GENERATION AND THE ENVIRONMENT - Environmental Matters under Item 1 and to Note 1 to GPU's consolidated financial statements contained in Item 8 for a description of certain pending legal proceedings involving the GPU System.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       All of JCP&L, Met-Ed and Penelec's outstanding common stock is owned by GPU. During 1995, the Subsidiaries paid dividends on their common stock to GPU as follows: JCP&L $140 million, Met-Ed $95 million and Penelec $75 million.

       In accordance with the Subsidiaries' FMB indentures, as supplemented, the balances of retained earnings at December 31, 1995 that are restricted as to the payment of dividends on their common stock are as follows:

       JCP&L - $1.7 million    Met-Ed - $3.4 million    Penelec - $10 million

 Stock Trading

       General Public Utilities Corporation is listed as GPU on the New York Stock Exchange. On February 1, 1996, there were approximately 46,300 registered holders of GPU common stock.

 Dividends

       GPU common stock dividend declaration dates are the first Thursdays of April, June, October and December. Dividend payment dates fall on the last Wednesdays of February, May, August and November. Dividend declarations and quarterly stock price ranges for 1995 and 1994 are set forth below.

                                  Common Stock

   Dividends Declared                          Price Ranges*
                                               1995            1994
             1995    1994      Quarter       High/Low         High/Low

 April      $.47    $.45       First     $30 5/8  26 1/4  $30 7/8  $27 5/8
 June        .47     .45       Second     31      28 1/4   31 5/8   26
 October     .47     .45       Third      31 1/4  28 1/8   27 1/2   23 3/4
 December    .47     .45       Fourth     34      30 5/8   26 7/8   24

 * Based on New York Stock Exchange Composite Transactions as reported in the Wall Street Journal.


 ITEM 6.  SELECTED FINANCIAL DATA.

       See pages F-1 and F-2 for references to each registrant's Selected Financial Data required by this item.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       See pages F-1 and F-2 for references to each registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See pages F-1 and F-2 for references to each registrant's Financial Statements and Quarterly Financial Data (unaudited) required by this item.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Identification of Directors

       Information regarding GPU's directors is incorporated by reference to pages 2 through 4 of GPU's Proxy Statement for the 1996 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:
                                                              Year First
     Name               Age          Position                   Elected
 JCP&L:
 J. R. Leva     (a)      63    Chairman of the Board              1986
                                 and Chief Executive Officer
 D. Baldassari  (b)      46    President                          1982
 R. C. Arnold   (c)      58    Director                           1989
 J. G. Graham   (d)      57    Vice President and Chief           1986
                                 Financial Officer
 M. P. Morrell  (e)      47    Vice President                     1993
 G. E. Persson  (f)      64    Director                           1983
 D. W. Myers    (g)      51    Vice President and Comptroller     1994
 S. C. Van Ness (h)      62    Director                           1983
 S. B. Wiley    (i)      66    Director                           1982

                                                            Year First Elected
 Met-Ed/Penelec:                                            Met-Ed      Penelec
 J. R. Leva     (a)      63    Chairman of the Board         1992        1992
                                 and Chief Executive Officer
 F. D. Hafer    (j)      54    President                     1978        1994
 J. G. Graham   (d)      57    Vice President and            1986        1986
                                 Chief Financial Officer
 J. F. Furst    (k)      49    Vice President                1994        1994
 G. R. Repko    (l)      50    Vice President                1994        1993
 R. S. Zechman  (m)      52    Vice President                1994        1994
 R. C. Arnold   (c)      58    Director                      1989        1989


 (a) Mr. Leva is also Chairman, President, Chief Executive Officer and a director of GPUSC; Chairman, Chief Executive Officer and a director of Genco; and Chairman and a director of GPUN, Energy Initiatives, Inc.
      (EI), EI Power, Inc. (EI Power), and EI Energy, Inc. (EI Energy), all subsidiaries of GPU. Prior to 1992, Mr. Leva served as President of JCP&L since 1986. Mr. Leva is also a director of Utilities Mutual Insurance Company.

 (b) Mr. Baldassari was elected President of JCP&L in 1992. Prior to that, Mr. Baldassari served as Vice President - Materials & Services of JCP&L since 1990. Mr. Baldassari is also a director of GPUSC, GPUN, Genco and First Morris Bank of Morristown, NJ.

 (c) Mr. Arnold has been Executive Vice President-Power Supply of GPUSC since 1990. He is also a director of GPUSC and Genco.

 (d) Mr. Graham was elected Senior Vice President of GPU in 1989. He is also Executive Vice President, Chief Financial Officer and a director of GPUSC; Vice President and Chief Financial Officer of GPUN; and a director of Genco, EI, EI Power and EI Energy. Mr. Graham is also a director of Edisto Resources, Inc., Nuclear Electric Insurance Limited, Nuclear Mutual Limited and Utilities Mutual Insurance Company.

 (e) Mr. Morrell became Vice President - Regulatory and Public Affairs in 1994. Prior to that, Mr. Morrell served as Vice President of GPU since 1989. He is also a director of Utilities Mutual Insurance Company.

 (f) Mrs. Persson serves as liaison (Special Assistant Director) between the N.J. Division of Consumer Affairs and various State Boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

 (g) Prior to 1994, Mr. Myers served as Vice President and Treasurer of GPU, GPUSC, JCP&L, Met-Ed and Penelec since 1993. He served as Vice President and Comptroller of GPUN from 1986 to 1993.

 (h) Mr. Van Ness has been affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

 (i) Mr. Wiley has been a partner in the law firm of Wiley, Malehorn and Sirota of Morristown, NJ since 1973. He is also Chairman of First Morris Bank of Morristown, NJ.

 (j) Mr. Hafer became President of Met-Ed and Penelec in 1994. Prior to that, he was President of Met-Ed since 1986. Mr. Hafer is also a director of GPUSC, GPUN, Genco, Meridian Bancorp, Meridian Bank of Reading, PA and Utilities Mutual Insurance Company.

 (k) Mr. Furst was elected Vice President - Rates & Marketing of Met-Ed and Penelec in 1994. Prior to that, he served as Vice President - Customer Services of Penelec since 1984.

 (l) Mr. Repko was elected Vice President - Customer Services and Operations of Met-Ed and Penelec in 1994. Prior to that, he served as Vice President - Division Operations of Penelec from 1986 to 1993.

 (m) Mr. Zechman was elected Vice President-Administration and Finance of Met-Ed and Penelec in 1994. Prior to that, he served as Vice President
      - Administrative Services of Met-Ed since 1992 and as Vice President - Human Resources of Met-Ed from 1990 to 1992.

       The directors of the Subsidiaries are elected at their respective annual meetings of stockholders to serve until the next meeting of stockholders and until their respective successors are duly elected and qualified. There are no family relationships among the directors of the Subsidiaries.

 Identification of Executive Officers

       The current executive officers of GPU, JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                                    Year First
     Name               Age               Position                    Elected
 GPU:
 J. R. Leva       (a)   63   Chairman, President and Chief            1992
                               Executive Officer
 I. H. Jolles     (b)   57   Senior Vice President and General        1990
                               Counsel
 J. G. Graham     (c)   57   Senior Vice President and Chief          1987
                               Financial Officer
 F. A. Donofrio   (d)   53   Vice President, Comptroller and          1985
                               Chief Accounting Officer
 P. C. Mezey      (e)   56   Senior Vice President, GPUSC             1992
 T. G. Howson     (f)   47   Vice President and Treasurer             1994
 M. A. Nalewako   (g)   61   Secretary                                1988
 T. G. Broughton  (h)   50   President, GPUN                          1996
 R. L. Wise       (i)   52   President, Genco                         1994
 F. D. Hafer      (j)   54   President, Met-Ed and Penelec            1994
 D. Baldassari    (k)   46   President, JCP&L                         1992
 B. L. Levy       (l)   40   President and Chief Executive            1991
                               Officer, EI, EI Power and EI Energy
 R. C. Arnold     (m)   58   Executive Vice President, GPUSC          1990


 JCP&L:
 J. R. Leva       (a)   63   Chairman of the Board and Chief          1992
                               Executive Officer
 D. Baldassari    (k)   46   President                                1992
 C. R. Fruehling        60   Vice President - Engineering and         1982
                               Operations
 J. G. Graham     (c)   57   Vice President and Chief                 1987
                               Financial Officer
 E. J. McCarthy   (n)   57   Vice President - Customer Operations     1982
                               and Sales
 M. P. Morrell    (o)   47   Vice President - Regulatory              1993
                               and Public Affairs
 T. G. Howson     (f)   47   Vice President and Treasurer             1994
 D. W. Myers      (p)   51   Vice President - Operations Support      1994
                               and Comptroller
 R. J. Toole      (q)   53   Vice President - Generation              1990
 J. J. Westervelt (r)   55   Vice President - Human Resources         1982
                               and Corporate Services
 R. S. Cohen            53   Secretary and Corporate Counsel          1986

                                                             Year First Elected
       Name             Age            Position             Met-Ed      Penelec
 Met-Ed/Penelec:
 J. R. Leva        (a)  63   Chairman of the Board and         1992        1992
                               Chief Executive Officer
 F. D. Hafer       (j)  54   President                         1986        1994
 J. G. Graham      (c)  57   Vice President and Chief
                               Financial Officer               1987        1987
 J. F. Furst       (s)  49   Vice President - Rates and        1994        1984
                               Marketing
 T. G. Howson      (f)  47   Vice President and Treasurer      1994        1994
 G. R. Repko       (t)  50   Vice President - Customer         1994        1986
                               Services and Operations
 R. J. Toole       (q)  53   Vice President - Generation       1989        1996
 R. S. Zechman     (u)  52   Vice President - Administration   1990        1994
                               and Finance
 D. L. O'Brien          53   Comptroller                       1981        1994
 W. A. Boquist II  (v)  48   Vice President - Legal Services   1994        1994
 C. B. Snyder      (w)  50   Vice President - Public Affairs   1994        1994
 W. C. Matthews II (x)  43   Secretary                         1994        1990


 (a)   See Note (a) on page 47.

 (b) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUSC, General Counsel of GPUN and Genco, and a director of EI, EI Power, EI Energy and Genco.

 (c)   See Note (d) on page 48.

 (d) Mr. Donofrio was elected Vice President of GPU in 1989. He is also Senior Vice President - Financial Controls of GPUSC and a director of GPUSC.

 (e) Mr. Mezey was elected Senior Vice President - System Services of GPUSC in 1992 and is a director of EI, EI Power and EI Energy. He previously served as Vice President of GPUSC from January 1991 through March 1992 and President of EI from February 1990 through December 1991.

 (f) Mr. Howson is also Vice President and Treasurer of GPUSC, GPUN and Genco. He served as Vice President - Materials, Services and Regulatory Affairs and a director of JCP&L in 1992. Prior to that, he served as Vice President - Corporate Strategic Planning for GPUSC since 1989.

 (g) Mrs. Nalewako is also Secretary of GPUSC and Genco and Assistant Secretary of GPUN, JCP&L, Met-Ed and Penelec.

 (h) Mr. Broughton previously served as Executive Vice President for GPUN since September 1995. Prior to that, he served as Vice President-TMI of GPUN since 1991. Mr. Broughton is also a director of GPUSC and Genco.

 (i) Mr. Wise is also a director of GPUSC, GPUN, Genco, EI, EI Power and EI Energy. He previously served as President, Fossil Generation-GPUSC since 1994. Prior to that, Mr. Wise served as President and a director of Penelec since December 1986. He is also a director of U.S. Bancorp and U.S. National Bank of Johnstown, PA.

 (j)   See Note (j) on page 48.

 (k)   See Note (b) on page 47.

 (l) Mr. Levy is also a director of EI, EI Power, EI Energy and Genco. He has served as President, Chief Executive Officer and director of EI since 1991. Prior to that, Mr. Levy served as Vice President - Business Development of EI since 1985.

 (m)   See Note (c) on page 47.

 (n) Mr. McCarthy became Vice President - Customer Operations and Sales in 1994. Prior to that, he served as Vice President - Customer Services of JCP&L since 1982.

 (o)   See Note (e) on page 48.

 (p)   See Note (g) on page 48.

 (q) Mr. Toole was also elected a Vice President and a director of Genco in 1996.

 (r) Mr. Westervelt became Vice President - Human Resources and Corporate Services in 1994. Prior to that, he served as Vice President - Human Resources of JCP&L since 1982.

 (s)   See note (k) on page 48.

 (t)   See note (l) on page 48.

 (u)   See note (m) on page 48.

 (v) Mr. Boquist also served as Corporate Counsel and Secretary of Met-Ed from 1992 to 1994 and Assistant Secretary of Met-Ed from 1988 to 1992.

 (w) Mrs. Snyder also served as Regional Director of Met-Ed from 1991 to 1994. Prior to that, she was Divisional Director of Met-Ed since 1990.

 (x) Mr. Matthews was elected Secretary of Met-Ed and Penelec in 1994. Prior to that, he served as Corporate Counsel and Secretary of Penelec from 1990.

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

 ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this Item with respect to GPU is incorporated by reference to pages 7 through 17 of GPU's Proxy Statement for the 1996 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 1995.

       The managements of Met-Ed and Penelec were combined in a 1994 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by Met-Ed and Penelec during 1995.

 Remuneration of Executive Officers

                                   SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                        Long-Term Compensation
                                                                                       Awards       Payouts
                                                                       Other
      Name and                                                         Annual        Restricted                    All Other
      Principal                                                        Compen-       Stock/Unit       LTIP         Compen-
      Position                    Year       Salary        Bonus       sation(1)      Awards (2)    Payouts(3)      sation
      J. R. Leva
         Chairman of the Board
         and Chief Executive
         Officer                  (4)          (4)          (4)          (4)            (4)           (4)            (4)

      JCP&L:
      D. Baldassari               1995       $275,000     $86,000       $   94        $  -          $ 9,930       $19,425 (5)
         President                1994        271,250      62,000           17         39,188          -           16,823
                                  1993        253,750      57,000            -         41,850          -           15,436

      M. P. Morrell               1995        151,700      45,000          712           -           11,033         7,162 (6)
         Vice President -         1994        150,175      27,300          804         15,936          -            6,000
         Regulatory and           1993        144,200      26,000        1,932         15,500          -            5,768
         Public Affairs

      E. J. McCarthy              1995        145,000      39,000            -           -            9,930         6,074 (7)
         Vice President -         1994        136,267      26,100            -         13,324          -            5,451
         Customer Operations      1993        125,825      22,500            -         13,020          -            5,033
         and Sales

      D. W. Myers                 1995        144,000      34,000            -           -           10,665         5,280 (8)
         Vice President -         1994        142,125      29,300            -         13,716          -            5,685
         Operations Support       1993        135,125      22,400            -         13,950          -            5,405
         and Comptroller

      R. S. Cohen                 1995        128,400      30,000            -           -            9,930         5,459 (9)
         Secretary and            1994        127,225      22,800            -         12,018          -            5,089
         Corporate Counsel        1993        122,500      19,500            -         12,710          -            4,902







                                                   Annual Compensation                        Long-Term Compensation
                                                                                       Awards       Payouts
                                                                       Other
      Name and                                                         Annual        Restricted                    All Other
      Principal                                                        Compen-       Stock/Unit       LTIP         Compen-
      Position                  Year         Salary        Bonus       sation(1)      Awards (2)    Payouts(3)      sation

      Met-Ed/Penelec:
      F. D. Hafer               1995         $280,000      $94,000      $   -        $  -           $40,454        $23,076 (10)
         President              1994          275,250       77,000          -         39,841           -            19,733
                                1993          258,250       50,000          -         41,850           -            18,975

      J. G. Herbein (11)        1995          149,500       62,000          -           -            98,466         11,181 (12)
         Vice President -       1994          148,025       34,000          -         14,238           -             9,861
         Generation             1993          142,200       25,900          -         15,190           -            15,338

      R. J. Toole               1995          143,500       53,650          -           -            10,297          6,962 (13)
         Vice President -       1994          142,125       30,100          -         13,716           -             5,685
         Generation             1993          136,750       21,000          -         13,950           -             5,470

      G. R. Repko               1995          147,100       48,000          -           -             9,930          6,066 (14)
         Vice President -       1994          142,225       32,000          -         14,630           -             5,689
         Customer Services      1993          129,100       24,200          -         13,330           -             5,164
         and Operations

      R. S. Zechman             1995          142,500       46,000          -           -             8,318          6,000 (15)
         Vice President -       1994          132,500       31,000          -         13,324           -             5,300
         Administration         1993          118,750       17,000          -         12,400           -             4,750
         and Finance



 (1) "Other Annual Compensation" is composed entirely of the above-market interest accrued on the pre-retirement portion of deferred compensation.

 (2) The restricted units issued in 1995 under the 1990 Stock Plan for Employees of GPU Corporation and Subsidiaries (the "1990 Stock Plan") are performance based as shown in the "Long-Term Incentive Plans - Awards in Last Fiscal Year" table (the "LTIP table"). Dividends are paid or accrued on the aggregate restricted shares/units awarded under the 1990 Stock Plan and reinvested.

       The aggregate number and value (based on the stock price per share at December 31, 1995) of nonvested restricted shares/units include the amounts shown on the LTIP table and at the end of 1995 were:

                                     Aggregate        Aggregate
                                    Shares/Units        Value
              JCP&L:
              D. Baldassari            7,575          $257,550
              M. P. Morrell            3,275          $111,350
              E. J. McCarthy           2,915          $ 99,110
              D. W. Myers              2,990          $101,660
              R. S. Cohen              2,750          $ 93,500

              Met-Ed/Penelec:
              F. D. Hafer              8,875          $301,750
              R. J. Toole              3,100          $105,400
              G. R. Repko              3,000          $102,000
              R. S. Zechman            2,815          $ 95,710

 (3) Consists of Performance Cash Incentive Awards paid on the 1990 restricted stock awards which have vested under the 1990 Stock Plan. These amounts are designed to compensate recipients of restricted stock/unit awards for the amount of federal and state income taxes that are payable upon vesting of the restricted stock/unit awards. Amounts for Mr. Herbein include Performance Cash Incentive Awards of $10,665 on the 1990 restricted stock award, $57,901 on the 1992, 1993 and 1994 restricted stock awards which vested upon retirement and $29,900 paid in cash in lieu of receiving restricted units in 1995.

 (4) As noted above, Mr. Leva is Chairman and Chief Executive Officer of General Public Utilities Corporation and its Subsidiaries. Mr. Leva is compensated by GPUSC for his overall service on behalf of the GPU System and accordingly is not compensated directly by the other subsidiary companies for his services. Information with respect to Mr. Leva's compensation is included on pages 11 through 13 in GPU's 1996 Proxy Statement, which is incorporated herein by reference.

 (5) Consists of employer matching contributions under the Savings Plan ($6,000), matching contributions under the non-qualified deferred compensation plan ($7,480), the benefit of interest-free use of the non-term portion of employer paid premiums for split-dollar life insurance ($5,851) and above-market interest accrued on the retirement portion of deferred compensation ($94).

 (6) Consists of employer matching contributions under the Savings Plan ($6,000), matching contributions under the non-qualified deferred compensation plan ($1,160) and above-market interest accrued on the retirement portion of deferred compensation ($2).

 (7) Consists of employer matching contributions under the Savings Plan ($6,000), matching contributions under the non-qualified deferred compensation plan ($8) and above-market interest accrued on the retirement portion of deferred compensation ($66).

 (8)   Consists of employer matching contributions under the Savings Plan
       ($5,280).

 (9) Consists of employer matching contributions under the Savings Plan ($5,136), matching contributions under the non-qualified deferred compensation plan ($48) and above-market interest accrued on the retirement portion of deferred compensation ($275).

 (10) Consists of employer matching contributions under the Savings Plan ($6,000), matching contributions under the non-qualified deferred compensation plan ($8,280), the benefit of interest-free use of the non-term portion of employer paid premiums for split-dollar life insurance ($8,548) and above-market interest accrued on the retirement portion of deferred compensation ($248).

 (11) Mr. Herbein retired as Vice President - Generation of Penelec effective December 31, 1995.

 (12) Consists of employer matching contributions under the Savings Plan ($4,600), matching contributions under the non-qualified deferred compensation plan ($1,340) and above-market interest accrued on the retirement portion of deferred compensation ($5,241).

 (13) Consists of employer matching contributions under the Savings Plan ($5,740), matching contributions under the non-qualified deferred compensation plan ($944) and above-market interest accrued on the retirement portion of deferred compensation ($278).

 (14) Consists of employer matching contributions under the Savings Plan ($6,000) and above-market interest accrued on the retirement portion of deferred compensation ($66).

 (15)  Consists of employer matching contributions under the Savings Plan
       ($6,000).


 Note: The split-dollar life insurance amounts reported in the "All Other Compensation" column are equal to the present value of the interest-free use of the current year employer paid premiums to the projected date the premiums will be refunded to the respective GPU System companies.

                                  LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                                     Performance                  Estimated future payouts
                                 Number of             or other                    under non-stock price-
                                  shares,            period until                      based plans(1)
                                 units or             maturation          Threshold          Target        Maximum
            Name               other rights           or payout           ( $ or #)         ($ or #)       ($ or #)
      JCP&L:
      D. Baldassari               2,845            5 year vesting           $ 0            $ 96,730        $193,460
      M. P. Morrell               1,055            5 year vesting           $ 0            $ 35,870        $ 71,740
      E. J. McCarthy                995            5 year vesting           $ 0            $ 33,830        $ 67,660
      D. W. Myers                   995            5 year vesting           $ 0            $ 33,830        $ 67,660
      R. S. Cohen                   880            5 year vesting           $ 0            $ 29,920        $ 59,840


      Met-Ed/Penelec:
      F. D. Hafer                 2,900            5 year vesting           $ 0            $ 98,600        $197,200
      J. G. Herbein                 -  (2)         5 year vesting           $ 0            $      0        $      0
      R. J. Toole                 1,025            5 year vesting           $ 0            $ 34,850        $ 69,700
      G. R. Repko                 1,000            5 year vesting           $ 0            $ 34,000        $ 68,000
      R. S. Zechman                 950            5 year vesting           $ 0            $ 32,300        $ 64,600

 (1) The restricted units issued in 1995 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the "Target" column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% at the 39th percentile as reflected in the "Threshold" column. Should the TSR percentile ranking exceed the 59th percentile, then the performance adjustment would be increased in steps reaching 200% at the 90th percentile as reflected in the "Maximum" column. The estimated future payouts above are computed based on the number of restricted units awarded for 1995 multiplied by the 1995 year-end market value of $34 per share. Actual payouts under the Plan would be based on the actual number of shares issued and the market value of those shares at the time the restrictions lapse and may be different from those indicated above.

 (2) The $29,900 in cash received by Mr. Herbein in lieu of receiving restricted units in 1995 is included in the Summary Compensation Table under LTIP Payouts.

 Proposed Remuneration of Executive Officers

      None of the named executive officers in the Summary Compensation Table has an employment contract. The compensation of executive officers is determined from time to time by the Personnel & Compensation Committee of the GPU Board of Directors.

 Retirement Plans

      The GPU System pension plans provide for pension benefits, payable for life after retirement, based upon years of creditable service with the GPU System and the employee's career average compensation as defined below. Under federal law, an employee's pension benefits that may be paid from a qualified trust under a qualified pension plan such as the GPU System plans are subject to certain maximum amounts. The GPU System companies also have adopted non-qualified plans providing that the portion of a participant's pension benefits which, by reason of such limitations or source, cannot be paid from such a qualified trust shall be paid directly on an unfunded basis by the participant's employer.

      The following table illustrates the amount of aggregate annual pension benefits from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 1996 (computed on a single life annuity basis) to persons in specified salary and years of service classifications:

                                           ESTIMATED ANNUAL RETIREMENT BENEFITS
                                          BASED UPON CAREER AVERAGE COMPENSATION(2) (3) (4)
                                                     (1996 Retirement)
         Career
         Average       10 Years   15 Years   20 Years   25 Years   30 Years   35 Years   40 Years   45 Years
      Compensation(1) of Service of Service of Service of Service of Service of Service of Service of Service
       $ 50,000        $  9,378   $ 14,067   $ 18,756   $ 23,445   $ 28,134   $ 32,823   $ 37,236   $ 41 236
        100,000          19,378     29,067     38,756     48,445     58,134     67,823     76,836     84,836
        150,000          29,378     44,067     58,756     73,445     88,134    102,823    116,436    128,436
        200,000          39,378     59,067     78,756     98,445    118,134    137,823    156,036    172,036
        250,000          49,378     74,067     98,756    123,445    148,134    172,823    195,636    215,636
        300,000          59,378     89,067    118,756    148,445    178,134    207,823    235,236    259,236
        350,000          69,378    104,067    138,756    173,445    208,134    242,823    274,836    302,836
        400,000          79,378    119,067    158,756    198,445    238,134    277,823    314,436    346,436
        450,000          89,378    134,067    178,756    223,445    268,134    312,823    354,036    390,036
        500,000          99,378    149,067    198,756    248,445    298,134    347,823    393,636    433,636


 (1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The Career Average Compensation amounts for the following named executive officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: JCP&L: Messrs. Baldassari - $175,136; Morrell - $128,798; McCarthy - $125,601; Myers - $145,654; Cohen - $111,397 and
       Met-Ed/Penelec: Messrs. Hafer - $249,444; Herbein - $140,854; Toole - $127,434; Repko - $127,376; Zechman - $110,388.

 (2) Years of Creditable Service at December 31, 1995: JCP&L: Messrs. Baldassari - 26 years; Morrell - 24 years; McCarthy - 35 years; Myers - 15 years; Cohen - 27 years and Met-Ed/Penelec: Messrs. Hafer - 33 years; Herbein - 35 years; Toole - 29 years; Repko - 29 years; Zechman - 26 years.

 (3) Based on an assumed retirement at age 65 in 1996. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

 (4) Annual retirement benefits under the basic pension per the above table cannot exceed 55% of the average compensation during the highest paid thirty-six calendar months.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item for GPU is incorporated by reference to page 6 of the GPU Proxy Statement for the 1996 Annual Meeting of Stockholders.

       All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by the Company's parent, General Public Utilities Corporation, 100 Interpace Parkway, Parsippany, NJ 07054.

       The following table sets forth, as of February 1, 1996, the beneficial ownership of equity securities of each of the directors and each of the executive officers named in the Summary Compensation Tables, and of all directors and executive officers of each of the respective GPU System companies as a group. The shares owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.

                             Title of            Amount and Nature of
      Name                   Security            Beneficial Ownership (1)
 JCP&L:
 J. R. Leva              GPU Common Stock          4,376 Shares - Direct
                         GPU Common Stock            100 Shares - Indirect
 J. G. Graham            GPU Common Stock          4,321 Shares - Direct
                         GPU Common Stock          1,180 Shares - Indirect
 R. C. Arnold            GPU Common Stock          2,231 Shares - Direct
                         GPU Common Stock          3,943 Shares - Indirect
 D. Baldassari           GPU Common Stock          1,061 Shares - Direct
 R. S. Cohen             GPU Common Stock            882 Shares - Direct
 E. J. McCarthy          GPU Common Stock            869 Shares - Direct
 M. P. Morrell           GPU Common Stock          1,126 Shares - Direct
 D. W. Myers             GPU Common Stock          1,008 Shares - Direct
 G. E. Persson           GPU Common Stock                None
 S. C. Van Ness          GPU Common Stock                None
 S. B. Wiley             GPU Common Stock                None

 All Directors and       GPU Common Stock         19,831 Shares - Direct
   Officers as a Group   GPU Common Stock          5,223 Shares - Indirect

 Met-Ed/Penelec:
 J. R. Leva              GPU Common Stock          4,376 Shares - Direct
                         GPU Common Stock            100 Shares - Indirect
 J. G. Graham            GPU Common Stock          4,321 Shares - Direct
                         GPU Common Stock          1,180 Shares - Indirect
 R. C. Arnold            GPU Common Stock          2,231 Shares - Direct
                         GPU Common Stock          3,943 Shares - Indirect
 J. F. Furst             GPU Common Stock            670 Shares - Direct
 F. D. Hafer             GPU Common Stock          4,756 Shares - Direct
                         GPU Common Stock            124 Shares - Indirect
 G. R. Repko             GPU Common Stock            643 Shares - Direct
 R. J. Toole             GPU Common Stock          1,072 Shares - Direct
 R. S. Zechman           GPU Common Stock            947 Shares - Direct

 All Directors and       GPU Common Stock         22,317 Shares - Direct
   Officers as a Group   GPU Common Stock          5,347 Shares - Indirect

 (1) The number of shares owned and the nature of such ownership, not being within the knowledge of the Company, have been furnished by each individual.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     None.


                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) See pages F-1 and F-2 for references to Financial Statements and Financial Statement Schedules required by this item.

        1. Exhibits:

           3-A Articles of Incorporation of GPU, as amended through March 27, 1990 - Incorporated by reference to Exhibit 3-A, 1989 Annual Report on Form 10-K, SEC File No. 1-6047.

           3-A-1 Articles of Amendment to Articles of Incorporation of GPU dated May 5, 1995 - Incorporated by reference to Exhibit A-4, Certificate Pursuant to Rule 24, SEC File No. 70-8569.

           3-B By-Laws of GPU, as amended June 7, 1990 - Incorporated by reference to Exhibit 3-A, 1990 Annual Report on Form 10-K, SEC File No. 1-6047.

           3-C Restated Certificate of Incorporation of JCP&L, as amended - Incorporated by reference to Exhibit 3-A, 1990 Annual Report on Form 10-K, SEC File No. 1-3141.

           3-C-1 Certificate of Amendment to Restated Certificate of Incorporation of JCP&L, dated June 19, 1992 - Incorporated by reference to Exhibit A-2(a), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

           3-C-2 Certificate of Amendment to Restated Certificate of Incorporation of JCP&L, dated June 19, 1992 - Incorporated by reference to Exhibit A-2(a)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

           3-D     By-Laws of JCP&L, as amended - Incorporated by reference to
                   Exhibit 3-B, 1993 Annual Report on Form 10-K, SEC File No. 1-3141.

           3-E Restated Articles of Incorporation of Met-Ed - Incorporated by reference to Exhibit B-18, 1991 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           3-F     By-Laws of Met-Ed dated July 27, 1995, as amended.

           3-G Restated Articles of Incorporation of Penelec as amended through March 10, 1992 - Incorporated by reference to
                   Exhibit 3A, 1991 Annual Report on Form 10-K, SEC File No. 1-3522.

           3-H     By-Laws of Penelec dated July 27, 1995, as amended.

           4-A Indenture of JCP&L, dated March 1, 1946, between JCP&L and United States Trust Company of New York, Successor Trustee, as amended and supplemented by eight supplemental indentures dated December 1, 1948 through June 1, 1960 - Incorporated by reference to JCP&L's Instruments of Indebtedness Nos. 1 to 7, inclusive, and 9 and 10 filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-A-1 Ninth Supplemental Indenture of JCP&L, dated November 1, 1962 - Incorporated by reference to Exhibit 2-C, Registration No. 2-20732.

           4-A-2 Tenth Supplemental Indenture of JCP&L, dated October 1, 1963 - Incorporated by reference to Exhibit 2-C, Registration No. 2-21645.

           4-A-3 Eleventh Supplemental Indenture of JCP&L, dated October 1, 1964 - Incorporated by reference to Exhibit 5-A-3, Registration No. 2-59785.

           4-A-4 Twelfth Supplemental Indenture of JCP&L, dated November 1, 1965 - Incorporated by reference to Exhibit 5-A-4, Registration No. 2-59785.

           4-A-5 Thirteenth Supplemental Indenture of JCP&L, dated August 1, 1966 - Incorporated by reference to Exhibit 4-C, Registration No. 2-25124.

           4-A-6 Fourteenth Supplemental Indenture of JCP&L, dated September 1, 1967 - Incorporated by reference to Exhibit 5-A-6, Registration No. 2-59785.

           4-A-7 Fifteenth Supplemental Indenture of JCP&L, dated October 1, 1968 - Incorporated by reference to Exhibit 5-A-7, Registration No. 2-59785.

           4-A-8 Sixteenth Supplemental Indenture of JCP&L, dated October 1, 1969 - Incorporated by reference to Exhibit 5-A-8, Registration No. 2-59785.

           4-A-9 Seventeenth Supplemental Indenture of JCP&L, dated June 1, 1970 - Incorporated by reference to Exhibit 5-A-9, Registration No. 2-59785.

           4-A-10 Eighteenth Supplemental Indenture of JCP&L, dated December 1, 1970 - Incorporated by reference to Exhibit 5-A-10, Registration No. 2-59785.

           4-A-11 Nineteenth Supplemental Indenture of JCP&L, dated February 1, 1971 - Incorporated by reference to Exhibit 5-A-11, Registration No. 2-59785.

           4-A-12 Twentieth Supplemental Indenture of JCP&L, dated November 1, 1971 - Incorporated by reference to Exhibit 5-A-12, Registration No. 2-59875.

           4-A-13 Twenty-first Supplemental Indenture of JCP&L, dated August 1, 1972 - Incorporated by reference to Exhibit 5-A-13, Registration No. 2-59785.

           4-A-14 Twenty-second Supplemental Indenture of JCP&L, dated August 1, 1973 - Incorporated by reference to Exhibit 5-A-14, Registration No. 2-59785.

           4-A-15 Twenty-third Supplemental Indenture of JCP&L, dated October 1, 1973 - Incorporated by reference to Exhibit 5-A-15, Registration No. 2-59785.

           4-A-16 Twenty-fourth Supplemental Indenture of JCP&L, dated December 1, 1973 - Incorporated by reference to Exhibit 5-A-16, Registration No. 2-59785.

           4-A-17 Twenty-fifth Supplemental Indenture of JCP&L, dated November 1, 1974 - Incorporated by reference to Exhibit 5-A-17, Registration No. 2-59785.

           4-A-18 Twenty-sixth Supplemental Indenture of JCP&L, dated March 1, 1975 - Incorporated by reference to Exhibit 5-A-18, Registration No. 2-59785.

           4-A-19 Twenty-seventh Supplemental Indenture of JCP&L, dated July 1, 1975 - Incorporated by reference to Exhibit 5-A-19, Registration No. 2-59785.

           4-A-20 Twenty-eighth Supplemental Indenture of JCP&L, dated October 1, 1975 - Incorporated by reference to Exhibit 5-A-20, Registration No. 2-59785.

           4-A-21 Twenty-ninth Supplemental Indenture of JCP&L, dated February 1, 1976 - Incorporated by reference to Exhibit 5-A-21, Registration No. 2-59785.

           4-A-22  Supplemental Indenture No. 29A of JCP&L, dated May 31, 1976
                   - Incorporated by reference to Exhibit 5-A-22, Registration No. 2-59785.

           4-A-23 Thirtieth Supplemental Indenture of JCP&L, dated June 1, 1976 - Incorporated by reference to Exhibit 5-A-23, Registration No. 2-59785.

           4-A-24 Thirty-first Supplemental Indenture of JCP&L, dated May 1, 1977 - Incorporated by reference to Exhibit 5-A-24, Registration No. 2-59785.

           4-A-25 Thirty-second Supplemental Indenture of JCP&L, dated January 20, 1978 - Incorporated by reference to Exhibit 5-A-25, Registration No. 2-60438.

           4-A-26 Thirty-third Supplemental Indenture of JCP&L, dated January 1, 1979 - Incorporated by reference to Exhibit A-20(b), Certificate Pursuant to Rule 24, SEC File No. 70-6242.

           4-A-27 Thirty-fourth Supplemental Indenture of JCP&L, dated June 1, 1979 - Incorporated by reference to Exhibit A-28, Certificate Pursuant to Rule 24, SEC File No. 70-6290.

           4-A-28 Thirty-sixth Supplemental Indenture of JCP&L, dated October 1, 1979 - Incorporated by reference to Exhibit A-30, Certificate Pursuant to Rule 24, SEC File No. 70-6354.

           4-A-29 Thirty-seventh Supplemental Indenture of JCP&L, dated September 1, 1984 - Incorporated by reference to Exhibit A-1(cc), Certificate Pursuant to Rule 24, SEC File No. 70-7001.

           4-A-30 Thirty-eighth Supplemental Indenture of JCP&L, dated July 1, 1985 - Incorporated by reference to Exhibit A-1(dd), Certificate Pursuant to Rule 24, SEC File No. 70-7109.

           4-A-31 Thirty-ninth Supplemental Indenture of JCP&L, dated April 1, 1988 - Incorporated by reference to Exhibit A-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-7263.

           4-A-32 Fortieth Supplemental Indenture of JCP&L, dated June 14, 1988 - Incorporated by reference to Exhibit A-1(ff), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

           4-A-33 Forty-first Supplemental Indenture of JCP&L, dated April 1, 1989 - Incorporated by reference to Exhibit A-1(gg), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

           4-A-34 Forty-second Supplemental Indenture of JCP&L, dated July 1, 1989 - Incorporated by reference to Exhibit A-1(hh), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

           4-A-35 Forty-third Supplemental Indenture of JCP&L, dated March 1, 1991 - Incorporated by reference to Exhibit 4-A-35, Registration No. 33-45314.

           4-A-36 Forty-fourth Supplemental Indenture of JCP&L, dated March 1, 1992 - Incorporated by reference to Exhibit 4-A-36, Registration No. 33-49405.

           4-A-37 Forty-fifth Supplemental Indenture of JCP&L, dated October 1, 1992 - Incorporated by reference to Exhibit 4-A-37, Registration No. 33-49405.

           4-A-38 Forty-sixth Supplemental Indenture of JCP&L, dated April 1, 1993 - Incorporated by reference to Exhibit C-15, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-A-39 Forty-seventh Supplemental Indenture of JCP&L, dated April 10, 1993 - Incorporated by reference to Exhibit C-16, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-A-40 Forty-eighth Supplemental Indenture of JCP&L, dated April 15, 1993 - Incorporated by reference to Exhibit C-17, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-A-41 Forty-ninth Supplemental Indenture of JCP&L, dated October 1, 1993 - Incorporated by reference to Exhibit C-18, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-A-42 Fiftieth Supplemental Indenture of JCP&L, dated August 1, 1994 - Incorporated by reference to Exhibit C-19, 1994 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-B Indenture of Met-Ed, dated November 1, 1944 with United States Trust Company of New York, Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through June 1, 1957 - Incorporated by reference to Met-Ed's Instruments of Indebtedness Nos. 1 to 14, inclusive and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-B-1 Supplemental Indenture of Met-Ed, dated May 1, 1960 - Incorporated by reference to Exhibit 2-C, Registration No. 2-16192.

           4-B-2 Supplemental Indenture of Met-Ed, dated December 1, 1962 - Incorporated by reference to Exhibit 2-E(1), Registration No. 2-59678.

           4-B-3 Supplemental Indenture of Met-Ed, dated March 20, 1964 - Incorporated by reference to Exhibit 2-E(2), Registration No. 2-59678.

           4-B-4 Supplemental Indenture of Met-Ed, dated July 1, 1965 - Incorporated by reference to Exhibit 2-E(3), Registration No. 2-59678.

           4-B-5 Supplemental Indenture of Met-Ed, dated June 1, 1966 - Incorporated by reference to Exhibit 2-B-4, Registration No. 2-24883.

           4-B-6 Supplemental Indenture of Met-Ed, dated March 22, 1968 - Incorporated by reference to Exhibit 4-C-5, Registration No. 2-29644.

           4-B-7 Supplemental Indenture of Met-Ed, dated September 1, 1968 - Incorporated by reference to Exhibit 2-E(6), Registration No. 2-59678.

           4-B-8 Supplemental Indenture of Met-Ed, dated August 1, 1969 - Incorporated by reference to Exhibit 2-E(7), Registration No. 2-59678.

           4-B-9 Supplemental Indenture of Met-Ed, dated November 1, 1971 - Incorporated by reference to Exhibit 2-E(8), Registration No. 2-59678.

           4-B-10 Supplemental Indenture of Met-Ed, dated May 1, 1972 - Incorporated by reference to Exhibit 2-E(9), Registration No. 2-59678.

           4-B-11 Supplemental Indenture of Met-Ed, dated December 1, 1973 - Incorporated by reference to Exhibit 2-E(10), Registration No. 2-59678.

           4-B-12 Supplemental Indenture of Met-Ed, dated October 30, 1974 - Incorporated by reference to Exhibit 2-E(11), Registration No. 2-59678.

           4-B-13 Supplemental Indenture of Met-Ed, dated October 31, 1974 - Incorporated by reference to Exhibit 2-E(12), Registration No. 2-59678.

           4-B-14 Supplemental Indenture of Met-Ed, dated March 20, 1975 - Incorporated by reference to Exhibit 2-E(13), Registration No. 2-59678.

           4-B-15 Supplemental Indenture of Met-Ed, dated September 25, 1975 - Incorporated by reference to Exhibit 2-E(15), Registration No. 2-59678.

           4-B-16 Supplemental Indenture of Met-Ed, dated January 12, 1976 - Incorporated by reference to Exhibit 2-E(16), Registration No. 2-59678.

           4-B-17 Supplemental Indenture of Met-Ed, dated March 1, 1976 - Incorporated by reference to Exhibit 2-E(17), Registration No. 2-59678.

           4-B-18 Supplemental Indenture of Met-Ed, dated September 28, 1977 - Incorporated by reference to Exhibit 2-E(18), Registration No. 2-62212.

           4-B-19 Supplemental Indenture of Met-Ed, dated January 1, 1978 - Incorporated by reference to Exhibit 2-E(19), Registration No. 2-62212.

           4-B-20 Supplemental Indenture of Met-Ed, dated September 1, 1978 - Incorporated by reference to Exhibit 4-A(19), Registration No. 33-48937.

           4-B-21 Supplemental Indenture of Met-Ed, dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(20), Registration No. 33-48937.

           4-B-22 Supplemental Indenture of Met-Ed, dated January 1, 1980 - Incorporated by reference to Exhibit 4-A(21), Registration No. 33-48937.

           4-B-23 Supplemental Indenture of Met-Ed, dated September 1, 1981 - Incorporated by reference to Exhibit 4-A(22), Registration No. 33-48937.

           4-B-24 Supplemental Indenture of Met-Ed, dated September 10, 1981 - Incorporated by reference to Exhibit 4-A(23), Registration No. 33-48937.

           4-B-25 Supplemental Indenture of Met-Ed, dated December 1, 1982 - Incorporated by reference to Exhibit 4-A(24), Registration No. 33-48937.

           4-B-26 Supplemental Indenture of Met-Ed, dated September 1, 1983 - Incorporated by reference to Exhibit 4-A(25), Registration No. 33-48937.

           4-B-27 Supplemental Indenture of Met-Ed, dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(26), Registration No. 33-48937.

           4-B-28 Supplemental Indenture of Met-Ed, dated March 1, 1985 - Incorporated by reference to Exhibit 4-A(27), Registration No. 33-48937.

           4-B-29 Supplemental Indenture of Met-Ed, dated September 1, 1985 - Incorporated by reference to Exhibit 4-A(28), Registration No. 33-48937.

           4-B-30 Supplemental Indenture of Met-Ed, dated June 1, 1988 - Incorporated by reference to Exhibit 4-A(29), Registration No. 33-48937.

           4-B-31 Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to Exhibit 4-A(30), Registration No. 33-48937.

           4-B-32 Amendment dated May 22, 1990 to Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to
                   Exhibit 4-A(31), Registration No. 33-48937.

           4-B-33 Supplemental Indenture of Met-Ed, dated September 1, 1992 - Incorporated by reference to Exhibit 4-A(32)(a), Registration No. 33-48937.

           4-B-34 Supplemental Indenture of Met-Ed, dated December 1, 1993 - Incorporated by reference to Exhibit C-58, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-B-35  Supplemental Indenture of Met-Ed, dated July 15, 1995.

           4-C Mortgage and Deed of Trust of Penelec dated January 1, 1942 between Penelec and United States Trust Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1, 1960 - Incorporated by reference to Penelec's Instruments of Indebtedness Nos. 1-20, inclusive, filed as a part of Amendment No. 1 to 1959

                   Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-C-1 Supplemental Indentures to Mortgage and Deed of Trust of Penelec dated May 1, 1961 through December 1, 1977 - Incorporated by reference to Exhibit 2-D(1) to 2-D(19), Registration No. 2-61502.

           4-C-2 Supplemental Indenture of Penelec dated June 1, 1978 - Incorporated by reference to Exhibit 4-A(2), Registration No. 33-49669.

           4-C-3 Supplemental Indenture of Penelec dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(3), Registration No. 33-49669.

           4-C-4 Supplemental Indenture of Penelec dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

           4-C-5 Supplemental Indenture of Penelec dated December 1, 1985 - Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

           4-C-6 Supplemental Indenture of Penelec dated December 1, 1986 - Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

           4-C-7 Supplemental Indenture of Penelec dated May 1, 1989 - Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

           4-C-8 Supplemental Indenture of Penelec dated December 1, 1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312

           4-C-9 Supplemental Indenture of Penelec dated March 1, 1992 - Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

           4-C-10 Supplemental Indenture of Penelec, dated June 1, 1993 - Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-C-11  Supplemental Indenture of Penelec, dated November 1, 1995.

           4-D     Subordinated Debenture Indenture of JCP&L dated May 1, 1995
                   - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-E Subordinated Debenture Indenture of Met-Ed dated August 1, 1994 - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8401.

           4-F Subordinated Debenture Indenture of Penelec dated July 1, 1994 - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8403.

           4-G Amended and Restated Limited Partnership Agreement of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-H Action Creating Series A Preferred Securities of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-I     Payment and Guarantee Agreement of JCP&L, dated May 18, 1995
                   - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-J Amended and Restated Limited Partnership Agreement of Met-Ed Capital, L.P., dated August 16, 1994 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8401.

           4-K Action Creating Series A Preferred Securities of Met-Ed Capital, L.P., dated August 16, 1994 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8401.

           4-L Payment and Guarantee Agreement of Met-Ed, dated August 23, 1994 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-8401.

           4-M Amended and Restated Limited Partnership Agreement of Penelec Capital, L.P., dated June 27, 1994 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8403.

           4-N Action Creating Series A Preferred Securities of Penelec Capital, L.P., dated June 27, 1994 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8403.

           4-O Payment and Guarantee Agreement of Penelec, dated July 5, 1994 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-8403.

           10-A GPU System Companies Deferred Compensation Plan dated June 1, 1995.

           10-B GPU System Companies Master Directors' Benefits Protection Trust dated September 1, 1995.

           10-C GPU System Companies Master Executives' Benefits Protection Trust dated September 1, 1995.

           10-D    Employee Incentive Compensation Plan of JCP&L dated April 1,
                   1995.

           10-E Employee Incentive Compensation Plan of Met-Ed dated April 1, 1995.

           10-F Employee Incentive Compensation Plan of Penelec dated April 1, 1995.

           10-G Incentive Compensation Plan for Elected Officers of JCP&L dated January 1, 1995.

           10-H Incentive Compensation Plan for Elected Officers of Met-Ed dated January 1, 1995.

           10-I Incentive Compensation Plan for Elected Officers of Penelec dated January 1, 1995.

           10-J Deferred Remuneration Plan for Outside Directors of JCP&L dated September 1, 1995.

           10-K    JCP&L Supplemental and Excess Benefits Plan dated January 1,
                   1995.

           10-L Met-Ed Supplemental and Excess Benefits Plan dated January 1, 1995.

           10-M Penelec Supplemental and Excess Benefits Plan dated January 1, 1995.

           10-N Letter agreement dated November 22, 1995 relating to supplemental pension benefits for J.R. Leva.

           10-O Letter agreement dated September 18, 1995 relating to terms of employment and pension benefits for I.H. Jolles.

           10-P Letter agreement dated November 22, 1995 relating to supplemental pension benefits for J.G. Graham.

           10-Q GPU Restricted Stock Plan for Outside Directors - Incorporated by reference to Exhibit 10-A, 1994 Annual Report on Form 10-K, SEC File No. 1-6047.

           10-R Retirement Plan for Outside Directors of GPU - Incorporated by reference to Exhibit 10-B, 1994 Annual Report on Form 10-K, SEC File No. 1-6047.

           10-S Deferred Remuneration Plan for Outside Directors of GPU - Incorporated by reference to Exhibit 10-C, 1994 Annual Report on Form 10-K, SEC File No. 1-6047.

           10-T Amended and Restated Nuclear Material Lease Agreement, dated November 17, 1995, between Oyster Creek Fuel Corp. and JCP&L
                   - Incorporated by reference to Exhibit B-2(a)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-U Amended and Restated Nuclear Material Lease Agreement, dated November 17, 1995, between TMI-1 Fuel Corp. and JCP&L - Incorporated by reference to Exhibit B-2(a)(ii), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-V Letter Agreement, dated November 17, 1995, from JCP&L relating to Oyster Creek Nuclear Material Lease Agreement - Incorporated by reference to Exhibit B-2(b)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-W Letter Agreement, dated November 17, 1995, from JCP&L relating to JCP&L TMI-1 Nuclear Material Lease Agreement - Incorporated by reference to Exhibit B-2(b)(ii), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-X Amended and Restated Trust Agreement, dated November 17, 1995, between United States Trust Company of New York, as Owner Trustee, Lord Fuel Corp., as Trustor and Beneficiary, and JCP&L, Met-Ed and Penelec - Incorporated by reference to Exhibit B-3(i), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-Y Amended and Restated Nuclear Material Lease Agreement, dated November 17, 1995, between TMI-1 Fuel Corp. and Met-Ed - Incorporated by reference to Exhibit B-2(a)(iii), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-Z Letter Agreement, dated November 17, 1995, from Met-Ed relating to Met-Ed TMI-1 Nuclear Material Lease Agreement - Incorporated by reference to Exhibit B-2(b)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-AA Amended and Restated Nuclear Material Lease Agreement, dated November 17, 1995, between TMI-1 Fuel Corp. and Penelec - Incorporated by reference to Exhibit B-2(a)(iv), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           10-BB Letter Agreement, dated November 17, 1995, from Penelec relating to Penelec Nuclear Material Lease Agreement - Incorporated by reference to Exhibit B-2(b)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7862.

           12 Statements Showing Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                   A - JCP&L
                   B - Met-Ed
                   C - Penelec

           21      Subsidiaries of the Registrant

                   A - JCP&L
                   B - Met-Ed
                   C - Penelec

           23      Consent of Independent Accountants

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec

           27      Financial Data Schedule

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec


 (b)    Reports on Form 8-K:

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec

                       For the month of October 1995, dated October 4, 1995, under Item 5 (Other Events).

                       For the month of October 1995, dated October 20, 1995, under Item 5 (Other Events), as amended by Form 8-K/A No. 1, dated October 27, 1995.

                   A - GPU

                       For the month of December 1995, dated December 13, 1995, under Item 5 (Other Events).

                      GENERAL PUBLIC UTILITIES CORPORATION

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL PUBLIC UTILITIES CORPORATION

 Dated:  March 11, 1996                  BY: /s/ J. R. Leva
                                             J. R. Leva, Chairman and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 11, 1996
 J. R. Leva, Chairman (Chief Executive
 Officer) President and Director

 /s/ J. G. Graham                                              March 11, 1996
 J. G. Graham, Senior Vice President
 (Chief Financial Officer)

 /s/ F. A. Donofrio                                            March 11, 1996
 F. A. Donofrio, Vice President and
 Comptroller (Chief Accounting Officer)

 /s/ L. J. Appell, Jr.                                         March 11, 1996
 L. J. Appell, Jr., Director

 /s/ T. H. Black                                               March 11, 1996
 T. H. Black, Director

 /s/ H. F. Henderson, Jr.                                      March 11, 1996
 H. F. Henderson, Jr., Director

 /s/ J. M. Pietruski                                           March 11, 1996
 J. M. Pietruski, Director

 /s/ C. A. Rein                                                March 11, 1996
 C. A. Rein, Director

 /s/ P. R. Roedel                                              March 11, 1996
 P. R. Roedel, Director

 /s/ C. A. H. Trost                                            March 11, 1996
 C. A. H. Trost, Director

 /s/ P. K. Woolf                                               March 11, 1996
 P. K. Woolf, Director

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

                                         JERSEY CENTRAL POWER & LIGHT COMPANY

 Dated:  March 11, 1996                  BY: /s/ D. Baldassari
                                             D. Baldassari, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 11, 1996
 J. R. Leva, Chairman
 (Principal Executive Officer) and Director


 /s/ D. Baldassari                                             March 11, 1996
 D. Baldassari, President
 (Principal Operating Officer) and Director


 /s/ J. G. Graham                                              March 11, 1996
 J. G. Graham, Vice President
 (Principal Financial Officer) and Director


 /s/ D. W. Myers                                               March 11, 1996
 D. W. Myers, Vice President-Comptroller
 (Principal Accounting Officer) and Director


 /s/ R. C. Arnold                                              March 11, 1996
 R. C. Arnold, Director


 /s/ M. P. Morrell                                             March 11, 1996
 M. P. Morrell, Vice President and Director


 /s/ G. E. Persson                                             March 11, 1996
 G. E. Persson, Director


 /s/ S. C. Van Ness                                            March 11, 1996
 S. C. Van Ness, Director


 /s/ S. B. Wiley                                               March 11, 1996
 S. B. Wiley, Director

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

                                         METROPOLITAN EDISON COMPANY

 Dated:  March 11, 1996                  BY: /s/ F. D. Hafer
                                             F. D. Hafer, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 11, 1996
 J. R. Leva, Chairman (Principal Executive
 Officer) and Director


 /s/ F. D. Hafer                                               March 11, 1996
 F. D. Hafer, President (Principal
 Operating Officer) and Director


 /s/ J. G. Graham                                              March 11, 1996
 J. G. Graham, Vice President (Principal
 Financial Officer) and Director


 /s/ D. L. O'Brien                                             March 11, 1996
 D. L. O'Brien, Comptroller (Principal
 Accounting Officer)


 /s/ J. F. Furst                                               March 11, 1996
 J. F. Furst, Vice President and
 Director


 /s/ G. R. Repko                                               March 11, 1996
 G. R. Repko, Vice President and Director


 /s/ R. S. Zechman                                             March 11, 1996
 R. S. Zechman, Vice President and Director


 /s/ R. C. Arnold                                              March 11, 1996
 R. C. Arnold, Director

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

                                         PENNSYLVANIA ELECTRIC COMPANY

 Dated:  March 11, 1996                  BY: /s/ F. D. Hafer
                                             F. D. Hafer, President


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                      Date


 /s/ J. R. Leva                                                March 11, 1996
 J. R. Leva, Chairman (Principal Executive
 Officer) and Director


 /s/ F. D. Hafer                                               March 11, 1996
 F. D. Hafer, President (Principal
 Operating Officer) and Director


 /s/ J. G. Graham                                              March 11, 1996
 J. G. Graham, Vice President (Principal
 Financial Officer) and Director


 /s/ D. L. O'Brien                                             March 11, 1996
 D. L. O'Brien, Comptroller (Principal
 Accounting Officer)


 /s/ J. F. Furst                                               March 11, 1996
 J. F. Furst, Vice President and
 Director


 /s/ G. R. Repko                                               March 11, 1996
 G. R. Repko, Vice President and Director


 /s/ R. S. Zechman                                             March 11, 1996
 R. S. Zechman, Vice President and Director


 /s/ R. C. Arnold                                              March 11, 1996
 R. C. Arnold, Director

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

 Financial Statements
 Report of Independent Accountants                                     F-24
 Statements of Income for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-25
 Balance Sheets as of December 31, 1995 and 1994                       F-26
 Statements of Retained Earnings for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-28
 Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-29
 Notes to Financial Statements                                         F-30

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1993-1995                                                    F-65


                      JERSEY CENTRAL POWER & LIGHT COMPANY

 Supplementary Data                                                    Page
 Company Statistics                                                    F-66
 Selected Financial Data                                               F-67
 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                F-68
 Quarterly Financial Data                                              F-74

 Financial Statements
 Report of Independent Accountants                                     F-75
 Statements of Income for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-76
 Balance Sheets as of December 31, 1995 and 1994                       F-77
 Statements of Retained Earnings for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-79
 Statement of Capital Stock as of December 31, 1995                    F-80
 Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-82
 Statement of Long-Term Debt as of December 31, 1995                   F-83
 Notes to Financial Statements                                         F-84

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1993-1995                                                    F-93

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                           METROPOLITAN EDISON COMPANY
 Supplementary Data                                                    Page
 Company Statistics                                                    F-94
 Selected Financial Data                                               F-95
 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                F-96
 Quarterly Financial Data                                              F-103

 Financial Statements
 Report of Independent Accountants                                     F-104
 Statements of Income for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-105
 Balance Sheets as of December 31, 1995 and 1994                       F-106
 Statements of Retained Earnings for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-108
 Statement of Capital Stock and Preferred Securities
    as of December 31, 1995                                            F-109
 Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-110
 Statement of Long-Term Debt as of December 31, 1995                   F-111
 Notes to Financial Statements                                         F-112

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1993-1995                                                    F-120

                          PENNSYLVANIA ELECTRIC COMPANY
 Supplementary Data                                                    Page
 Company Statistics                                                    F-121
 Selected Financial Data                                               F-122
 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                F-123
 Quarterly Financial Data                                              F-130

 Financial Statements
 Report of Independent Accountants                                     F-131
 Statements of Income for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-132
 Balance Sheets as of December 31, 1995 and 1994                       F-133
 Statements of Retained Earnings for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-135
 Statement of Capital Stock and Preferred Securities
    as of December 31, 1995                                            F-136
 Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                   F-137
 Statement of Long-Term Debt as of December 31, 1995                   F-138
 Notes to Financial Statements                                         F-139

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1993-1995                                                    F-148

 Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.

    General Public Utilities Corporation and Subsidiary Companies

   SYSTEM STATISTICS
     For The Years Ended December 31,                             1995        1994        1993        1992         1991        1990
   Capacity at System Peak (In MW):
       Company owned................................             6,637       6,655       6,735       6,718        6,737       6,870
       Contracted...................................             3,604       3,416       3,236       3,360        3,045       2,270
           Total capacity (a).......................            10,241      10,071       9,971      10,078        9,782       9,140

     Hourly Peak Load (In MW):
       Summer peak..................................             9,101       8,521       8,533       8,067        8,271       7,634
       Winter peak..................................             7,861       7,683       7,167       7,173        7,119       6,847
       Reserve at system peak (%)...................              12.5        18.2        16.9        24.9         18.3        19.7
       Load factor (%) (b)..........................              57.5        61.7        60.9        62.3         61.1        64.4

      Sources of Energy (In Thousands of MWH):
       Coal.........................................            17,500      16,548      16,969      18,123       17,942      18,767
       Nuclear......................................            11,582      10,216      10,614      11,449        8,598       9,585
       Gas, hydro & oil.............................             1,019       1,071         575         409        1,187       1,490
            Net generation...........................           30,101      27,835      28,158      29,981       27,727      29,842
       Utility purchases and interchange............            10,297      10,326      11,984      11,931       14,255      13,648
       Nonutility purchases.........................            10,712       8,810       8,383       8,070        5,934       3,150
            Total sources of energy..................           51,110      46,971      48,525      49,982       47,916      46,640
       Company use, line loss, etc..................            (5,357)     (4,313)     (5,166)     (4,843)      (4,775)     (4,325)
           Total electric energy sales..............            45,753      42,658      43,359      45,139       43,141      42,315

      Fuel Expense (In Millions):
       Coal.........................................              $251        $260        $266        $266         $285        $299
       Nuclear......................................                74          65          66          69           60          67
       Gas & oil....................................                38          39          32          21           44          54
           Total....................................              $363        $364        $364        $356         $389        $420

     Power Purchased and Interchanged (In Millions):
       Utility purchases and interchange............            $  351        $367        $406        $430         $508        $481
       Nonutility purchases.........................               671         528         491         471          343         190
           Total....................................            $1,022        $895        $897        $901         $851        $671

      Electric Energy Sales (In Thousands of MWH):
       Residential..................................            14,802      14,788      14,498      13,725       13,852      13,369
       Commercial...................................            13,544      13,301      12,919      12,333       12,336      11,760
       Industrial...................................            11,982      11,983      11,699      11,901       12,035      12,344
       Other........................................             1,143       1,245       1,221       1,303        1,369       1,239
           Sales to customers.......................            41,471      41,317      40,337      39,262       39,592      38,712
       Sales to other utilities.....................             4,282       1,341       3,022       5,877        3,549       3,603
           Total....................................            45,753      42,658      43,359      45,139       43,141      42,315

      Operating Revenues (In Millions):
       Residential..................................            $1,542      $1,503      $1,465      $1,339       $1,341      $1,211
       Commercial...................................             1,258       1,215       1,169       1,079        1,060         951
       Industrial...................................               780         774         755         752          753         709
       Other........................................                73          78          89          89           93          86
           Revenues from customers..................             3,653       3,570       3,478       3,259        3,247       2,957
       Sales to other utilities.....................               101          24          67         127           84         108
           Total electric revenues..................             3,754       3,594       3,545       3,386        3,331       3,065
       Other revenues...............................                51          56          51          48           41          39
           Total....................................            $3,805      $3,650      $3,596      $3,434       $3,372      $3,104

     Price per KWH (In Cents):
       Residential..................................             10.35       10.18       10.07        9.73         9.67        9.06
       Commercial...................................              9.25        9.12        9.04        8.72         8.59        8.09
       Industrial...................................              6.51        6.46        6.47        6.32         6.25        5.75
       Total sales to customers.....................              8.77        8.64        8.61        8.28         8.20        7.64
       Total sales..................................              8.17        8.43        8.17        7.49         7.72        7.24

     Kilowatt-hour Sales per Residential Customer...             8,539       8,646       8,575       8,215        8,374       8,146

     Customers at Year-End (In Thousands)...........             1,976       1,949       1,925       1,901        1,879       1,863

     (a)  Summer ratings at December 31, 1995 of owned and contracted capacity were 6,592 MW and 3,832 MW, respectively.
     (b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.






      General Public Utilities Corporation and Subsidiary Companies

     SELECTED FINANCIAL DATA


 For The Years Ended December 31,                1995 *         1994 **       1993           1992          1991 ***      1990
    Common Stock Data

    Earnings per average common share         $     3.79     $     1.42    $     2.65     $     2.27    $     2.49     $     2.51

    Cash dividends paid per share             $     1.86     $    1.775    $     1.65     $    1.575    $     1.45     $     1.25

    Book value per share                      $    24.66     $    22.31    $    22.69     $    21.46    $    20.81     $    19.83

    Closing market price per share            $       34     $   26 1/4    $   30 7/8     $   27 5/8    $   27 1/4     $   22 3/4

    Common shares outstanding (In Thousands):
      Average                                    116,214        115,160       111,779        110,840       110,798        110,763
      At year-end                                120,619        115,315       115,041        110,857       110,815        110,775

    Market price to book value at year-end           138%           118%          136%           129%          131%           115%

    Price/earnings ratio                             9.0           18.5          11.7           12.2          10.9            9.1

    Return on average common equity                 16.0%           6.3%         11.9%          10.7%         12.0%          12.9%


    Financial Data (In Thousands)

    Operating revenues                        $3,804,656     $3,649,516    $3,596,090     $3,434,153    $3,371,599     $3,104,224

    Other operation and maintenance expense      963,609      1,076,925       909,786        856,773       891,314        834,455

    Net income                                   440,135        163,688       295,673        251,636       275,882        278,234

    Net utility plant in service               5,862,390      5,730,962     5,512,057      5,244,039     5,064,254      4,833,045

    Cash construction expenditures               461,860        585,916       495,517        460,073       467,050        490,546

    Total assets                               9,869,698      9,209,777     8,829,255      7,730,738     7,408,834      6,935,440

    Long-term debt                             2,567,898      2,345,417     2,320,384      2,221,617     1,992,499      1,935,956

    Long-term obligations under
      capital leases                              11,696         16,982        23,320         24,094        27,210         27,546

    Subsidiary-obligated mandatorily
      redeemable preferred securities            330,000        205,000          -              -             -              -

    Cumulative preferred stock with
      mandatory redemption                       134,000        150,000       150,000        150,000       100,000        100,000


    *   Results for 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-
        2 monitored storage costs deemed not probable of recovery through ratemaking.

    **  Results for 1994 reflect a net decrease in earnings of $164.7 million (after-tax), or $1.43 per share, due to a write-off of certain future TMI-2 retirement costs ($104.9 million, or $0.91 per share); charges for costs related to early retirement programs ($76.1 million, or $0.66 per share); a write-off of Penelec's postretirement benefit costs believed not probable of recovery in rates ($10.6 million, or $0.09 per share); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($26.9 million, or $0.23 per share).

    *** Results for 1991 reflect an increase in earnings of $58.2 million (after-tax), or $0.53 per share, for an accounting change recognizing unbilled revenues and a decrease in earnings of $56.2 million (after-tax), or $0.51 per share, for estimated TMI-2 costs.

 General Public Utilities Corporation and Subsidiary Companies


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS
     Net income in 1995 was $440.1 million, or $3.79 per share, compared to 1994 net income of $163.7 million, or $1.42 per share. The increase in net income was primarily due to the net effect of several 1995 and 1994 nonrecurring items. GPU's return on average common equity was 16.0% in 1995 compared to 6.3% in 1994.

     Excluding these nonrecurring items, net income for 1995 would have been $343.6 million, or $2.95 per share, compared to 1994 net income of $328.4 million, or $2.85 per share. Return on average common equity for 1995 and 1994, on this basis, would have been 12.7% and 12.1%, respectively. Contributing to this increase were higher new customer sales, partially offset by higher depreciation and financing expenses.

     The 1995 nonrecurring items consisted of a reversal of $104.9 million (after-tax), or $0.91 per share, of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written off by Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 Pennsylvania Public Utility Commission (PaPUC) order allowing Met-Ed to recover such TMI-2 retirement costs from customers. Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or $0.07 per share, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     The 1994 nonrecurring items included the above mentioned TMI-2 write-off of $104.9 million (after-tax), or $0.91 per share. Also in 1994, there was a charge to income of $76.1 million (after-tax), or $0.66 per share, for early retirement program costs; a write-off of $10.6 million (after-tax), or $0.09 per share, for certain postretirement benefit (OPEB) costs; and net interest income of $26.9 million (after-tax), or $0.23 per share, resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

     Net income in 1994 was $163.7 million, or $1.42 per share, compared to net income in 1993 of $295.7 million, or $2.65 per share. The 1994 earnings reduction was attributable to the 1994 nonrecurring items mentioned above. Also, in 1993 there was a write-off of $15.4 million (after-tax), or $0.14 per share, for the cancellation of proposed power supply and transmission facilities agreements between the Subsidiaries and Duquesne Light Company. Excluding these nonrecurring items, net income for 1994 would have been $328.4 million, or $2.85 per share, compared to 1993 net income of $311.1 million, or $2.79 per share.

     Earnings in 1994 were also positively affected by higher sales resulting from an increase in new customers and colder winter weather as compared to the

 General Public Utilities Corporation and Subsidiary Companies


 previous year, and higher revenues attributable to a February 1993 retail base rate increase at Jersey Central Power & Light Company (JCP&L). These increases were partially offset by increases in other operation and maintenance (O&M) expense.


 OPERATING REVENUES:
     Operating revenues increased 4.3% to $3.8 billion in 1995 after increasing 1.5% to $3.65 billion in 1994. The components of these changes are as follows:

                                                  (In Millions)
                                            1995                 1994

    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $ 14.7               $ 30.6
    Rate increases                             -                 20.8
    Energy revenues                        141.6                  (.9)
    Other revenues                          (1.2)                 2.9
         Increase in revenues             $155.1               $ 53.4

 Kilowatt-hour revenues

 1995
     The increase in KWH revenues was due to an increase in new residential and commercial customer sales, partially offset by lower weather-related sales.

 1994
     The increase in KWH revenues was due primarily to an increase in sales resulting from new customer additions in the residential and commercial sectors, and colder winter weather as compared to the previous year.

                1995 MWH Customer Sales by Service Class

                       Residential             36%
                       Commercial              32%
                       Industrial/Other        32%

 Energy revenues

 1995 and 1994
     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues in 1995 increased primarily from additional sales to other utilities and higher energy cost rates.

 General Public Utilities Corporation and Subsidiary Companies


 Other revenues

 1995 and 1994
     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:
 Power purchased and interchanged

 1995 and 1994
     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Subsidiaries' energy adjustment clauses. However, earnings in 1994 benefitted from lower reserve capacity expense (which is a component of PP&I) resulting from the replacement of expiring utility purchase power contracts at lower rates.

 Fuel and Deferral of energy costs, net

 1995 and 1994
     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

 1995
     The decrease in other O&M expense was due to a $127 million (pre-tax) charge in 1994 related to the early retirement programs. Partially offsetting this decrease was a 1995 write-off of $14.7 million (pre-tax) for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 1994
     The increase in other O&M expense was due primarily to a $127 million (pre-tax) charge for the early retirement programs. The increase was also due to higher emergency and winter storm repairs and the accrual of additional payroll expense under an expanded employee incentive compensation program designed to tie pay increases more closely to business results and enhance productivity.

 Depreciation and amortization

 1995
     The increase in depreciation and amortization expense was due primarily to additions to plant in service.

 Taxes, other than income taxes

 1995 and 1994
     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 General Public Utilities Corporation and Subsidiary Companies


 OTHER INCOME AND DEDUCTIONS:
 Other income/(expense), net

 1995 and 1994
     In the third quarter of 1995, Met-Ed and Penelec reversed $183.9 million (pre-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 PaPUC order allowing Met-Ed to recover such costs from customers. The 1995 increase also included higher EI Group income of $14.3 million (pre-tax), which includes an $11.8 million (pre-tax) gain on the sale of securities.

     In 1994, Penelec expensed $18.6 million (pre-tax) for certain OPEB costs believed not probable of recovery in rates. Of this amount, $14.6 million was written off as a result of a PaPUC order disallowing a nonaffiliated utility to collect such costs, and $4 million was charged to expense for OPEB costs related to employees who participated in the early retirement programs. Also, the Subsidiaries recorded interest income of $59.4 million (pre-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Other interest

 1995 and 1994
     In 1994, the Subsidiaries recognized interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $13.8 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

 1995 and 1994
     Through special-purpose partnerships, Met-Ed and Penelec issued in 1994 $100 million and $105 million, respectively, and in May 1995, JCP&L issued $125 million, of mandatorily redeemable preferred securities.


 LIQUIDITY AND CAPITAL RESOURCES
 Capital Needs:

     The Subsidiaries' capital needs were $553 million in 1995, consisting of cash construction expenditures of $462 million and amounts for maturing obligations of $91 million. In addition, the EI Group made investments in 1995 totaling $165 million, consisting primarily of investments in generating facilities in South America and an electric distribution business in Australia (see EI GROUP).

 General Public Utilities Corporation and Subsidiary Companies


     During 1995, construction expenditures were used primarily to maintain and improve existing generation, transmission and distribution facilities, build a new generation facility, and for various clean air compliance projects. In 1996, construction expenditures for the Subsidiaries are estimated to be $491 million, consisting primarily of $418 million for ongoing system development, $26 million for upgrading JCP&L's communication system, and $15 million for the continued construction of new generation facilities. Expenditures for maturing obligations will total $131 million in 1996, and $158 million in 1997. In the late 1990s, construction expenditures are expected to include substantial amounts for additional clean air requirements and other System needs. Management estimates that approximately three-fourths of the GPU System's 1996 capital needs will be satisfied through internally generated funds.

                         Cash Construction Expenditures
                            (In millions of dollars)
                   1991   1992   1993    1994   1995   1996
                   $467   $460   $496    $586   $462   $491*

                   * Estimate

     The Subsidiaries' capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1995 totaled $152 million. In 1995, the Subsidiaries refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. When consumed, portions of the presently leased material will be replaced by additional leased material at a rate of between $40 million and $45 million annually. In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

 Financing:

     In 1995, GPU sold five million shares of common stock. The net proceeds of $157.5 million were used to make cash capital contributions to the Subsidiaries and to repay GPU short-term debt, a portion of which had been incurred to acquire interests in a generating company in Bolivia and a distribution business in Australia.

     The Subsidiaries have regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through various periods into 1997. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $225 million, $190 million and $160 million, respectively, of which $100 million for each Subsidiary may consist of preferred stock. The Subsidiaries also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

 General Public Utilities Corporation and Subsidiary Companies


     In 1995, the Subsidiaries issued an aggregate of $338 million principal amount of FMBs. The proceeds from these issuances were used to refinance $128 million principal amount of higher cost FMBs, to redeem at maturity $59 million principal amount of FMBs, to moderate short-term debt levels and to fund growth in capitalization. In addition, the EI Group has borrowed $68 million under a credit agreement, the proceeds of which were used primarily to finance the acquisition of an electric distribution business in Australia (see EI GROUP). JCP&L Capital L.P., a special-purpose partnership in which a subsidiary of JCP&L is the sole general partner, issued $125 million stated value of mandatorily redeemable preferred securities (carried on the balance sheet as Subsidiary-obligated mandatorily redeemable preferred securities). The proceeds from the issuance were used to reduce JCP&L short-term debt and retire senior securities. Also in 1995, JCP&L repurchased, in the market, $6 million stated value of cumulative preferred stock. The repurchased shares may be used to satisfy future sinking fund requirements.

     The Subsidiaries' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue. The Subsidiaries' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     The GPU System's cost of capital and ability to obtain external financing are affected by the Subsidiaries' security ratings, which are periodically reviewed by the three major credit rating agencies. The GPU System's senior securities ratings have remained constant since August 1994. The Subsidiaries' FMBs are currently rated at an equivalent of BBB+ or higher by the three major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities issues have been assigned an equivalent of BBB or higher. In addition, the Subsidiaries' commercial paper is rated as having good to high credit quality.

     In October 1995, the Standard & Poor's (S&P) rating outlook (which is used to assess the potential direction of an issuer's long-term debt rating over the intermediate to longer-term) for Met-Ed was revised to "positive" from "stable." According to S&P, this outlook reflects expectations of modest financial improvement based on gradual economic growth, the successful buyout of some expensive nonutility generation (NUG) contracts, and continued strong nuclear operations. It also reflects the Pennsylvania Supreme Court's reversal of a lower court order that had disallowed recovery of certain future TMI-2 retirement costs. The S&P rating outlook for JCP&L and Penelec remained as "stable," and reflects manageable construction programs, minimal rate relief requirements and expectations of modest strengthening in the service area economies. The S&P business positions assigned to the Subsidiaries remained unchanged throughout the year at "low average" to "average." The business position is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry.

     Present plans call for the Subsidiaries to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities. In addition, significant further investments

 General Public Utilities Corporation and Subsidiary Companies


 by the EI Group, or otherwise, may require GPU to issue additional debt and/or new shares of common stock.

 Capitalization:

     The GPU System's target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The targets and actual capitalization ratios are as follows:

                                 Target Range     1995    1994    1993
 Common equity                      46-49%         47%     44%     47%
 Preferred equity                    8-10           9       8       5
 Notes payable and
   long-term debt                   46-41          44      48      48
                                      100%        100%    100%    100%

     In 1995, the quarterly dividend on GPU common stock was increased by 4.4% to an annualized rate of $1.88 per share. GPU's payout rate in 1995 was 63% of earnings (excluding the nonrecurring items). Management will continue to review its dividend policy to determine how to best serve the long-term interests of shareholders.

 EI GROUP
     The EI Group (Energy Initiatives, EI Power, and EI Energy) is engaged in the development, ownership and operation of generation, transmission and distribution facilities in the United States and foreign countries. GPU has obtained SEC approval to finance investments in foreign utility companies and exempt wholesale generators (both domestically and internationally) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings. At December 31, 1995, GPU has investments, through the EI Group, in exempt wholesale generators and foreign utility companies totaling approximately $300 million. The $300 million includes investments made by the EI Group totaling $160 million, of which $81 million was contributed by GPU; and GPU guarantee obligations aggregating $140 million. In addition, GPU has investments, through the EI Group, in qualifying cogeneration facilities and project development activities aggregating $124 million. Selected financial data for the EI Group is as follows:

                                                  (In Millions)
                                           1995*       1994        1993
 Total assets                              $380        $130        $ 44

 Capitalization:
   Common equity                           $209        $118        $ 39
   Notes payable                              2           -           -
   Long-term debt                           104           -           -
     Total                                 $315        $118        $ 39

 Purchase of investments                   $165        $ 74        $ 16

 Net income/(loss)                         $  9        $ (3)       $ (2)

 * Total assets includes approximately $62 million held by a minority owner.

 General Public Utilities Corporation and Subsidiary Companies


     In 1995, EI Power acquired from the Bolivian government, for approximately $47 million, a 50% ownership interest in Empresa Guaracachi S.A., a Bolivian electric generating company having an aggregate capacity of 216 MW of gas-fired and oil-fired generation.

     In 1995, EI Energy, together with the Australian Gas Light Company, acquired Solaris Power (Solaris), an electric distribution company based in Melbourne, Australia, for a total purchase price of approximately $712 million, of which EI Energy's 50% share was $356 million. EI Energy has made an equity investment in Solaris of approximately $112 million; the balance of the purchase price was provided through borrowings by Solaris from an Australian bank syndicate. Solaris, which provides electric service to more than 230,000 customers in and around Melbourne, was sold by the Government of Victoria through a competitive bid as part of that state's privatization of the electric industry.

     In 1995, EI Power, along with its development partners, completed the financing for the acquisition of a 240 MW gas-fired generating plant in Barranquilla, Colombia and the construction of a new 750 MW gas-fired plant adjacent to the existing plant. Electricity generated by these plants will be sold to Corporacion Electrica de la Costa Atlantica under a 20-year contract. Total project costs, including the acquisition of the existing plant, are approximately $750 million, of which EI Power's equity contribution is expected to be approximately $65 million. EI Power has agreed to make additional equity contributions to the project of up to $58 million under certain circumstances.

     At December 31, 1995, the EI Group had ownership interests in eleven operating combined-cycle cogeneration plants located in the United States (totaling 932 MW of capacity) and five operating generating facilities located in Canada and South America (totaling 480 MW of capacity). The EI Group also has a number of additional projects at various stages of development, including a 300 MW gas-fired project and a 180 MW gas-fired project for which long-term power purchase agreements have been executed with Georgia Power Company and Wisconsin Public Service Company, respectively.

     Management expects that the EI Group will be a source of future earnings growth and intends to make additional investments in these types of business activities. The timing and amounts of these investments, however, will depend upon appropriate opportunities.





     The following remaining sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented for GPU and for each of the Subsidiaries on a combined basis.

 General Public Utilities Corporation and Subsidiary Companies


 COMPETITIVE ENVIRONMENT
 Recent Regulatory Actions:

     The electric power markets have traditionally been served by integrated regulated monopolies. Over the last few years, however, market forces combined with state and federal actions, have laid the foundation for the development of increased competition in the electric utility industry.

     In 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) on open access nondiscriminatory transmission services by utilities and a supplemental NOPR on recovery of stranded costs. The new rules, if adopted, would in essence provide open access to the interstate electric transmission network and thereby encourage a fully competitive wholesale electric power market.

     Among other things, the FERC's proposal would (1) require electric utilities to file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; (2) require utilities to accept service under these new tariffs for their own wholesale transactions; and (3) permit utilities to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer elects to purchase power from another supplier using the utility's transmission system.

     In addition, while the proposed rule does not provide for "corporate unbundling", which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does call for "functional unbundling" of transmission and ancillary services.

     With respect to stranded costs, the FERC proposed to provide recovery mechanisms where stranded costs result from municipalization or other instances where former retail customers become wholesale customers, as well as for wholesale stranded costs. The state regulatory agencies would be expected to provide for recovery of stranded costs attributable to retail wheeling or direct access programs, and the FERC would intervene only when such agencies lacked necessary authority.

     In September 1995, the FERC accepted for filing, subject to possible rate refunds, the Subsidiaries' proposed open access transmission tariffs. The FERC has ordered that hearings be held on a number of aspects of these tariffs, including whether they are consistent in certain respects with FERC policy on open access and comparability of service. The tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, will be negotiated on a case by case basis.

     In November 1995, the Subsidiaries, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland Interconnection (PJM Power
 Pool), filed with the FERC a detailed plan to increase competition in the Mid-Atlantic region. This comprehensive plan offers to all generators and wholesale buyers of electricity, a regional energy market and open access to high-voltage transmission lines which will result in greater availability of economic energy for wholesale electricity buyers and sellers. The Subsidiaries believe the plan will satisfy the goals of the FERC's NOPR on

 General Public Utilities Corporation and Subsidiary Companies


 open access nondiscriminatory transmission services, and if approved by the FERC, open access transmission tariffs filed with the FERC under this plan would supersede the Subsidiaries' open access transmission tariffs.

     The sponsoring PJM companies intend to make a comprehensive filing with the FERC consistent with this detailed plan by May 1996, and expect to implement the new structure by year-end 1996. The Subsidiaries have been advised that the Justice Department is reviewing possible antitrust implications of merger activity among PJM members.

     In April 1995, legislation was introduced in the U.S. Senate that would repeal Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA). Under that section of PURPA, certain qualifying NUGs can "lock-in" long-term rates that may result in electric utilities being required to purchase power at costs higher than available alternative sources of energy. Similar legislation has been introduced in the House of Representatives.

     In October 1995, legislation was introduced in the U.S. Senate that largely reflects a 1995 Securities and Exchange Commission (SEC) Staff report recommending a series of legislative and administrative reforms to the Public Utility Holding Company Act of 1935 (Holding Company Act). The SEC Staff recommended that the SEC support repeal of the Holding Company Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state agencies access to holding company books and records. In the interim, the SEC Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy-related diversification activities. The SEC Staff also recommended that the SEC more flexibly interpret the Holding Company Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

     In response to the SEC Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies believe that repeal of the Holding Company Act is necessary to remove a significant impediment to a registered holding company's ability to be competitive.

     In May 1995, the New Jersey Board of Public Utilities (NJBPU) issued
 Phase I of the New Jersey Energy Master Plan (NJEMP) promoting regulatory policy changes intended to move New Jersey's electric and gas utilities into a competitive marketplace. In the Phase I Report, the NJBPU recommended, among other things, (1) rate-flexibility legislation to allow utilities to compete in order to retain and attract customers in a changing regulatory environment;
 (2) alternative regulation as an interim and possibly a long-term measure to allow market forces to stimulate efficiency, productivity and innovation; (3) consumer protection standards to ensure that captive ratepayers do not subsidize competitive activities and to ensure that all ratepayers benefit from the transition to greater competition; and (4) an integrated resource planning and competitive supply-side procurement process to streamline the regulatory review process, lower costs for all ratepayers, and ensure that New Jersey's environmental and energy conservation goals are met in a competitive

 General Public Utilities Corporation and Subsidiary Companies


 marketplace. The Phase I Report also emphasized that regulation must continue to guarantee access to safe, adequate and reliable service at a reasonable cost; protect the public interest; meet environmental and energy efficiency goals; assure system reliability; and protect the financial integrity of utilities which have an obligation to serve the public.

     In August 1995, the NJBPU initiated Phase II of the NJEMP. Four working groups have been established to develop draft proposals and models by March 1996. The subjects for each of the groups are as follows: (1) competition issues; (2) stranded assets; (3) regional issues such as the environment and emissions standards; and (4) public policy issues, including social programs and conservation. The NJEMP is being developed in three phases, with Phase III expected to be completed by the end of 1996.

     In July 1995, New Jersey adopted energy rate-flexibility legislation that will enable electric utilities to offer rate discounts to certain customers and allow these customers access to competitive markets. If certain conditions are met, utilities may be permitted to recover from customers 50% of revenue lost as a result of rate discounts. The legislation also provides utilities with the opportunity to propose to the NJBPU alternative ways to set rates. JCP&L has submitted its initial compliance filing which sets forth JCP&L's minimum price for off-tariff rate agreements applicable to commercial and industrial customers.

     In 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry and solicited comments on various issues. Met-Ed and Penelec jointly filed responses suggesting, among other things, that the PaPUC provide for the equitable recovery of stranded investments, enable utilities to offer flexible pricing to customers with competitive alternatives, and address regulatory requirements that impose costs unequally on Pennsylvania utilities as compared with unregulated or out-of-state suppliers. In August 1995, the PaPUC released a Staff report in which the Staff decided not to recommend retail wheeling at this time. Evidentiary hearings on this matter began in December 1995 and the PaPUC is expected to present recommendations in the spring of 1996.

     In response to these state proceedings, the Subsidiaries have proposed the formation of a wholesale market regional power pool managed by an independent system operator. The power pool would function as a spot market, with generators of electricity allowed to sell into the pool and purchasers of electricity allowed to buy from the pool. It would also accommodate contracts between specific buyers and sellers of power. The power pool operator would be responsible for supporting regional transmission planning and directing the operation of generation and transmission facilities to assure the reliability and integrity of the regional electric grid.

     The Subsidiaries have also proposed the use of a competitive transition charge (CTC) as an equitable approach to recover stranded costs. The CTC would be applied to all customers who depend on the electric system for delivery of their electric supply. Efforts by utilities to mitigate their

 General Public Utilities Corporation and Subsidiary Companies


 stranded commitments could be required as part of the CTC. The Subsidiaries also support in their proposals retail customer choice for such things as energy supplier, products and services.

     With the expectation that a segment of the industry will continue to be regulated by the states, the proposals advocate the use of performance-based rates to encourage utilities to reduce costs while maintaining service reliability.

     And in keeping with the public policy objectives associated with the electric utility industry, including such things as access to basic service for low income consumers, the proposals endorse the creation of a "public purpose charge" that would be collected from all consumers.

 Managing the Transition:

     GPU has identified five strategic objectives to guide the GPU System over the next several years: (1) strengthen and increase the distribution business; (2) maximize existing generation asset values consistent with competitive market economics; (3) internally and externally position GPU for industry deregulation and restructuring; (4) seek earnings growth outside the traditional regulated businesses, including making investments in the EI Group; and (5) develop a culture that will prepare the GPU System for competition.

     On January 26, 1996, GPU received regulatory approval from the SEC to form a new subsidiary, GPU Generation Corporation (Genco), to operate, maintain and repair the nonnuclear generation facilities owned by the Subsidiaries as well as construct any new nonnuclear generation facilities which the Subsidiaries may need in the future. In 1994, the Subsidiaries received regulatory approval from the PaPUC and NJBPU to enter into an operating agreement with Genco.

     The Subsidiaries entered into a three-year fuel management agreement with New Jersey Natural Energy Corporation, an affiliate of New Jersey Natural Gas Company, to manage the Subsidiaries' natural gas purchases and interstate pipeline capacity. The Subsidiaries' gas-fired facilities, as well as up to approximately 1,100 MW (JCP&L 885 MW; Met-Ed 200 MW; Penelec 15 MW) of NUG capacity, will be pooled and managed under this agreement, allowing the Subsidiaries to reduce their power purchase expenses. The Subsidiaries have conditional or final agreements with four NUGs (JCP&L three NUGs; Met-Ed one
 NUG), having an aggregate capacity of approximately 430 MW (JCP&L 385 MW; Met-Ed 45 MW), to supply natural gas from the pool. Also, because the gas pool will help to reduce fuel costs, some of the Subsidiaries' gas-fired generating stations may at times be more economical in the PJM Power Pool's dispatching order. As a result, the Subsidiaries may be able to reduce their dependence upon more expensive purchased power and increase their energy sales to the PJM Power Pool and other utilities.

     In response to competitive forces and regulatory changes, the GPU System has from time to time considered, and expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to, and anticipate changes in, its business.

 General Public Utilities Corporation and Subsidiary Companies


 These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses, and additions to or dispositions of all or portions of its generation, transmission or distribution businesses. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of the GPU System.

 Nonutility Generation Agreements:

     As competition in the electric utility industry increases as a result of regulatory actions, and customers are given a choice for their electric supplier, the price of the GPU System's electricity will be critical. GPU is attempting to assess the impact that these and other changes will have on its financial condition and results of operations. For additional information regarding the other changes that may have an adverse effect on the Subsidiaries, see the COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT section of Note 1 to GPU's Consolidated Financial Statements.

     Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Subsidiaries' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     Pursuant to the requirements of PURPA and state regulatory directives, the Subsidiaries have entered into power purchase agreements with NUGs for the purchase of energy and capacity. While the Subsidiaries thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the terms of the related agreements. The GPU System currently estimates that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined-cycle facility) will range from $240 million to $350 million (JCP&L $100 million to $150 million; Met-Ed $50 million to $80 million; Penelec $90 million to $120 million). The amount of these estimated above-market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.

     The Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. The Subsidiaries are also attempting to renegotiate, and in some cases buyout, existing high cost long-term NUG agreements (see Managing Nonutility Generation).

 General Public Utilities Corporation and Subsidiary Companies


 THE GPU SUPPLY PLAN
     The GPU supply plan is prepared on a GPU System basis. Under existing retail regulation, supply planning in the electric utility industry is directly related to projected growth in the franchise service territory. At this time, management cannot estimate the timing and extent to which retail electric competition will affect the GPU supply plan. As GPU prepares to operate in a competitive environment, its supply plan currently focuses on maintaining the Subsidiaries' existing customer base by offering competitively priced electricity.

     Over the next five years, assuming the continuation of existing retail electric regulation, each of the Subsidiaries is projected to experience an average growth in sales to customers of about 2% annually, principally due to continued economic growth in the service territories and a slight increase in customers. To meet this growth, actual and projected capacity and sources of energy are as follows:

                                                  Capacity
                                          1995               2000
                                       MW       %         MW        %
 Coal                                 3,024     29       3,024      27
 Nuclear                              1,405     13       1,405      13
 Gas, Hydro & Oil                     2,163     21       2,079      19
 Contracted Purchases                 3,832     37       3,287      30
 Uncommitted Sources                    -        -       1,239      11
     Total                           10,424    100      11,034     100


                                             Sources of Energy
                                          1995               2000
                                       GWH      %         GWH       %
 Coal                                17,500     34      18,631      35
 Nuclear                             11,582     23       9,930      19
 Gas, Hydro & Oil                     1,018      2       1,405       3
 Contracted Purchases                16,598     32      17,183      33
 Spot Market & Interchange
   Purchases                          4,411      9       5,127      10
     Total                           51,109    100      52,276     100


     In response to the increasingly competitive business climate and excess capacity of nearby utilities, the GPU System's supply plan places an emphasis on maintaining flexibility. Supply planning focuses increasingly on short- to intermediate-term commitments, reliance on "spot" market purchases, and avoidance of long-term firm commitments. GPU's present strategy includes minimizing the financial exposure associated with new long-term purchase commitments and the construction of new facilities by evaluating these options in terms of an unregulated power market. As part of this strategy, GPU is also evaluating the future financial viability of its generating assets, including possible plant retirements, on an ongoing basis. The GPU System will take necessary actions to avoid adding new capacity which would result in

 General Public Utilities Corporation and Subsidiary Companies


 costs that may exceed future market prices. In addition, GPU will continue to seek regulatory support to renegotiate or buy out contracts with NUGs where the pricing is in excess of projected market prices.

 New Energy Supplies:

     The GPU System's supply plan includes contracted capacity from NUGs, the replacement of expiring utility purchase contracts at lower costs, the construction of new peaking units, the repowering of existing generation facilities, and the continued promotion of economic energy-conservation and load-management programs. The supply plan also includes the addition of approximately 1,239 MW (primarily related to JCP&L) of currently uncommitted capacity. Additional capacity needs are principally related to the expiration of existing commitments rather than new customer load.

     The Subsidiaries have contracts and anticipated commitments with NUGs under which a total of 1,624 MW (JCP&L 892 MW; Met-Ed 335 MW; Penelec 397 MW) of capacity are currently in service and about an additional 438 MW (JCP&L 110 MW; Met-Ed 150 MW; Penelec 178 MW) are currently scheduled to be in service by 2000.

     In January 1996, JCP&L issued an all-supply source solicitation for the short-term supply of energy and capacity to meet its minimum forecasted needs through 2002. The solicitation will seek contracts to purchase about 600 MW of capacity beginning in 1999, increasing to approximately 800 MW by 2002. JCP&L plans to meet any energy and capacity needs, over and above its short-term supply minimum forecast, by purchasing energy options which could be exercised as needed. JCP&L will continue to evaluate additional economic purchase opportunities as both demand and supply market conditions evolve and conduct further solicitations to fulfill, if warranted, a significant part of the uncommitted sources identified in GPU's supply plan.

     JCP&L is constructing a 141 MW gas-fired combustion turbine at its Gilbert generating station. This estimated $50 million project, of which $34 million has been spent, is expected to be in-service by mid-1996. An industry trade group representing the NUGs has appealed the issuance of an air permit by the New Jersey Department of Environmental Protection, and the NJBPU's order to the Appellate Division of New Jersey Superior Court. There can be no assurance as to the outcome of this proceeding.

     Penelec has determined that it will not continue funding a proposed $146 million research and development project with the U.S. Department of Energy to repower its 82 MW Warren generating station. In 1995, Penelec wrote off approximately $2 million of costs related to this project.

 Managing Nonutility Generation:

     The Subsidiaries are seeking to reduce the above market costs of NUG agreements, by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their

 General Public Utilities Corporation and Subsidiary Companies


 energy adjustment clauses; and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part.

     During 1995, JCP&L and Met-Ed bought out a total of five NUG (JCP&L two NUGs; Met-Ed three NUGs) power purchase contracts aggregating 540 MW (JCP&L 200 MW; Met-Ed 340 MW) of capacity, which is expected to save ratepayers more than $2 billion (JCP&L $0.7 billion; Met-Ed $1.3 billion) based on the projected cost of alternative sources of energy over the terms of these agreements. JCP&L and Met-Ed have agreed to pay the project developers up to a total of $84 million (JCP&L $17 million; Met-Ed $67 million) to cancel the contracts. The Subsidiaries have deferred the costs of these buyouts and are seeking to recover these costs through their energy adjustment clauses.

     In 1995, Met-Ed and Penelec filed a petition for enforcement and declaratory order with the FERC requesting that the FERC effectively invalidate four contracts (Met-Ed two contracts; Penelec two contracts) with NUGs, aggregating 487 MW (Met-Ed 327 MW; Penelec 160 MW) of capacity, on the grounds that the PaPUC's implementation of PURPA directing Met-Ed and Penelec to enter into these agreements was unlawful. The FERC has denied the petition, and Met-Ed and Penelec have not determined whether they will seek judicial review of the FERC's action. Subsequent to the FERC's decision, Met-Ed bought out the contracts for two of these projects, totaling 327 MW.

     In 1994, Penelec requested the Pennsylvania Supreme Court to review a Commonwealth Court decision upholding a PaPUC order requiring Penelec to purchase a total of 160 MW from two NUGs. The PaPUC had ordered Penelec in 1993 to enter into power purchase agreements with the developers for 80 MW of power each under long-term contracts commencing in 1997 or later. The Commonwealth Court denied Penelec's appeal of the PaPUC order, but remanded the case back to the PaPUC to recalculate the avoided costs to be paid for the power. In May 1995, the PaPUC assigned the matter to an Administrative Law Judge (ALJ) for a recommended decision, and hearings have been scheduled by the ALJ. In August 1995, the Pennsylvania Supreme Court granted Penelec's petition for review of the Commonwealth Court's decision. Briefs have been filed and oral argument was held in January 1996.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by JCP&L, the NJBPU, and the New Jersey Division of Ratepayer Advocate, seeking reconsideration of the Court's earlier decision prohibiting the NJBPU from reexamining its order approving the rates payable to Freehold Cogeneration Associates (Freehold) under a long-term power purchase agreement entered into pursuant to PURPA. The U.S. Supreme Court has denied petitions for review filed by JCP&L and the Ratepayer Advocate. JCP&L also petitioned the FERC to invalidate the agreement as unlawful under PURPA. The FERC has denied JCP&L's petition and JCP&L intends to seek judicial review of the FERC's decision. JCP&L is also seeking to invalidate the Freehold power

General Public Utilities Corporation and Subsidiary Companies


purchase agreement in a separate action pending in a New Jersey Superior Court. Freehold has moved to dismiss JCP&L's claim, and the matter is pending.

    In 1994, MidAtlantic Cogen Inc. requested the PaPUC to order Met-Ed to enter into a long-term agreement to buy capacity and energy from its Fairless Cogeneration Project. In 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its order for the purpose of reevaluating MidAtlantic's right to sell power to Met-Ed. The PaPUC subsequently ordered that hearings be held and assigned the matter to an ALJ. Met-Ed has moved to dismiss MidAtlantic's petition. MidAtlantic has filed a cross-motion for summary judgment. The motions are pending before the PaPUC.


ENVIRONMENTAL ISSUES
    The federal Clean Air Act Amendments of 1990 (Clean Air Act) require substantial reductions in sulfur dioxide and nitrogen oxide (NOx) emissions by the year 2000. The Subsidiaries' plan includes installing and operating emission control equipment at some of their coal-fired facilities as well as switching to lower sulfur coal at other coal-fired facilities.

    To comply with the Clean Air Act, the Subsidiaries expect to spend up to $410 million (JCP&L $42 million; Met-Ed $158 million; Penelec $210 million) for air pollution control equipment by the year 2000. During 1994 and 1995, scrubbers were installed at the jointly owned Conemaugh station which are expected to reduce sulfur dioxide emissions by 95%. Met-Ed's share of the total project costs was approximately $57 million. Through December 31, 1995, the Subsidiaries have made capital expenditures of approximately $234 million (JCP&L $41 million; Met-Ed $95 million; Penelec $98 million) (including the Conemaugh scrubbers) to comply with the Clean Air Act requirements.

  In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Subsidiaries expect that the U.S. Environmental Protection Agency will approve the state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $60 million (Met-Ed $14 million; Penelec $46 million) (included in the Clean Air Act total mentioned above), beginning in 1997, to meet the seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Subsidiaries are unable to determine what additional costs, if any, will be incurred.

    In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market, and the use of low-sulfur fuel or the retirement of facilities. These and other compliance alternatives may result in the substitution of increased operating expenses for capital costs.

  General Public Utilities Corporation and Subsidiary Companies


  At this time, costs associated with the capital invested in this pollution control equipment and the increased operating costs of the affected plants are expected to be recoverable through the current ratemaking process, but management recognizes that recovery is not assured.

       For more information, see the ENVIRONMENTAL MATTERS section of Note 1 to GPU's Consolidated Financial Statements.


  LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS
      As a result of the TMI-2 accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU and the Subsidiaries. Approximately 2,100 of such claims are pending in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident. For more information, see the TMI-2 section of Note 1 to GPU's Consolidated Financial Statements.


  EFFECTS OF INFLATION
      Under traditional ratemaking, the GPU System is affected by inflation since the regulatory process results in a time lag during which increased operating expenses are not fully recovered. As competition and deregulation accelerate, there can be no assurance as to the recovery of increased operating expense or utility plant investments. The GPU System is committed to long-term cost control and continues to seek and implement measures to reduce or limit the growth of operating expenses and capital expenditures, including the associated effects of inflation.

      Although currently operating in a regulated environment, the GPU System is focusing less on the ratemaking process, and is actively trying to find new ways to increase revenues, improve performance and reduce costs to facilitate the competitive pricing of its products and services.

    General Public Utilities Corporation and Subsidiary Companies

    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      First Quarter            Second Quarter
    In Thousands Except
    Per Share Data                                    1995      1994*        1995         1994**
    Operating revenues........................      $913,972  $937,209     $864,648     $873,533
    Operating income..........................       133,660   156,596      126,318       45,700
    Net income................................        75,497   122,902       60,980     (125,342)
    Earnings per share........................           .65      1.07          .53        (1.09)



                                                      Third Quarter            Fourth Quarter
    In Thousands Except
    Per Share Data                                    1995***    1994         1995         1994

    Operating revenues........................    $1,095,082  $994,672     $930,954     $844,102
    Operating income..........................       184,581   169,014      115,992      117,215
    Net income................................       234,278   111,299       69,380       54,829
    Earnings per share........................          2.02       .97          .59          .47


         *       Results for the first quarter of 1994 reflect an increase in earnings of $26.9 million
         (after-tax), or $0.23 per share, resulting from net interest income on refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

         **      Results for the second quarter of 1994 reflect the write-off of $104.9 million
         (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs; charges of $76.1 million (after-tax), or $0.66 per share, for costs related to early retirement programs; and a Penelec write-off of $10.6 million (after-tax), or $0.09 per share, for postretirement benefit costs believed not probable of recovery in rates.

         ***     Results for the third quarter of 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in the second quarter of 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania
         Supreme Court decision that overturned a 1994 lower court order, and restored a 1993
         PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

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

 We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Public Utilities Corporation and Subsidiary Companies as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 January 31, 1996

    General Public Utilities Corporation and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF INCOME
                                                                       (In Thousands)
    For The Years Ended December 31,                          1995          1994          1993

    Operating Revenues...................................  $3,804,656    $3,649,516    $3,596,090

    Operating Expenses:
      Fuel...............................................     363,211       363,834       363,643
      Power purchased and interchanged...................   1,022,361       894,560       897,185
      Deferral of energy costs, net......................      (5,902)      (29,025)       (6,598)
      Other operation and maintenance....................     963,609     1,076,925       909,786
      Depreciation and amortization......................     377,650       353,705       359,898
      Taxes, other than income taxes.....................     349,221       348,945       344,221
           Total operating expenses......................   3,070,150     3,008,944     2,868,135

    Operating Income Before Income Taxes.................     734,506       640,572       727,955
      Income taxes.......................................     173,955       152,047       200,179
    Operating Income.....................................     560,551       488,525       527,776

    Other Income and Deductions:
      Allowance for other funds used during construction.       5,113         4,712         4,831
      Other income/(expense), net........................     216,110      (152,236)       (7,579)
      Income taxes.......................................     (90,751)       66,369         2,756
           Total other income and deductions.............     130,472       (81,155)            8

    Income Before Interest Charges and
      Preferred Dividends................................     691,023       407,370       527,784

    Interest Charges and Preferred Dividends:
      Interest on long-term debt.........................     188,321       183,186       187,847
      Other interest.....................................      30,364        39,227        20,612
      Allowance for borrowed funds used during
       construction......................................      (9,558)       (7,115)       (5,105)
      Dividends on subsidiary-obligated mandatorily
       redeemable preferred securities...................      24,816         7,692           -
      Preferred stock dividends of subsidiaries..........      16,945        20,692        28,757
           Total interest charges and preferred dividends     250,888       243,682       232,111

    Net Income...........................................  $  440,135    $  163,688    $  295,673



    Earnings Per Average Common Share....................  $     3.79    $      1.42   $     2.65

    Average Common Shares Outstanding (In Thousands).....     116,214        115,160      111,779

    Cash Dividends Paid Per Share........................  $     1.86    $     1.775   $     1.65







    The accompanying notes are an integral part of the consolidated financial statements.

         General Public Utilities Corporation and Subsidiary Companies

        CONSOLIDATED BALANCE SHEETS

                                                                         (In Thousands)
         December 31,                                                 1995           1994


         ASSETS
         Utility Plant:
           In service, at original cost.......................     $9,295,630     $8,879,630
           Less, accumulated depreciation.....................      3,433,240      3,148,668
               Net utility plant in service...................      5,862,390      5,730,962
           Construction work in progress......................        313,471        340,248
           Other, net.........................................        193,356        195,388
               Net utility plant..............................      6,369,217      6,266,598

         Other Property and Investments:
           Nuclear decommissioning trusts.....................        362,957        260,482
           EI Group investments, net..........................        288,044        115,538
           Nuclear fuel disposal fund.........................         95,393         82,920
           Other, net.........................................         39,505         33,553
               Total other property and investments...........        785,899        492,493

         Current Assets:
           Cash and temporary cash investments................         18,422         26,731
           Special deposits...................................         14,877         10,226
           Accounts receivable:
             Customers, net...................................        278,643        248,728
             Other............................................         69,773         56,903
           Unbilled revenues..................................        128,749        113,581
           Materials and supplies, at average cost or less:
             Construction and maintenance.....................        194,769        184,644
             Fuel.............................................         39,795         55,498
           Deferred energy costs..............................         13,208          8,728
           Deferred income taxes..............................         27,064         18,399
           Prepayments........................................         42,746         62,164
               Total current assets...........................        828,046        785,602

         Deferred Debits and Other Assets:
           Regulatory assets:
             Three Mile Island Unit 2 deferred costs..........        368,712        157,042
             Unamortized property losses......................        105,729        108,699
             Income taxes recoverable through future rates....        527,584        561,498
             Other............................................        437,683        370,402
               Total regulatory assets........................      1,439,708      1,197,641
           Deferred income taxes..............................        330,186        428,897
           Other..............................................        116,642         38,546
               Total deferred debits and other assets.........      1,886,536      1,665,084




               Total Assets...................................     $9,869,698     $9,209,777





    The accompanying notes are an integral part of the consolidated financial statements.

         General Public Utilities Corporation and Subsidiary Companies

        CONSOLIDATED BALANCE SHEETS

                                                                         (In Thousands)
         December 31,                                                 1995           1994


         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock.......................................     $  314,458     $  314,458
           Capital surplus....................................        746,449        663,418
           Retained earnings..................................      2,004,072      1,775,759
               Total..........................................      3,064,979      2,753,635
           Less, reacquired common stock, at cost.............         90,345        181,051
               Total common stockholders' equity..............      2,974,634      2,572,584
           Cumulative preferred stock:
             With mandatory redemption........................        134,000        150,000
             Without mandatory redemption.....................         98,116         98,116
           Subsidiary-obligated mandatorily redeemable
             preferred securities.............................        330,000        205,000
           Long-term debt.....................................      2,567,898      2,345,417
               Total capitalization...........................      6,104,648      5,371,117

         Current Liabilities:
           Securities due within one year.....................        131,246         91,165
           Notes payable......................................        123,890        347,408
           Obligations under capital leases...................        159,565        157,168
           Accounts payable...................................        318,394        317,259
           Taxes accrued......................................         46,613         80,027
           Interest accrued...................................         69,456         66,628
           Other..............................................        259,280        213,041
               Total current liabilities......................      1,108,444      1,272,696

         Deferred Credits and Other Liabilities:
           Deferred income taxes..............................      1,466,060      1,438,743
           Unamortized investment tax credits.................        145,375        156,262
           Three Mile Island Unit 2 future costs..............        413,031        341,139
           Regulatory liabilities.............................         97,999        122,144
           Other..............................................        534,141        507,676
               Total deferred credits and other liabilities...      2,656,606      2,565,964

         Commitments and Contingencies (Note 1)










               Total Liabilities and Capital..................     $9,869,698     $9,209,777





    The accompanying notes are an integral part of the consolidated financial statements.

    General Public Utilities Corporation and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                       (In Thousands)
    For The Years Ended December 31,                          1995          1994          1993


    Balance at beginning of year.......................    $1,775,759    $1,813,490    $1,716,196
      Net income.......................................       440,135       163,688       295,673
      Cash dividends declared on common stock..........      (218,288)     (207,215)     (189,150)
      Net unrealized gain on investments...............         5,731         6,549           -
      Other adjustments, net...........................           735          (753)       (9,229)
    Balance at end of year.............................    $2,004,072    $1,775,759    $1,813,490

    The accompanying notes are an integral part of the consolidated financial statements.

    General Public Utilities Corporation and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (In Thousands)
    For The Years Ended December 31,                           1995          1994          1993

    Operating Activities:
      Net income.......................................... $  440,135    $  163,688    $  295,673
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization.....................    381,618       363,099       362,536
        Amortization of property under capital leases.....     57,324        56,793        62,816
        Three Mile Island Unit 2 costs....................   (170,005)      183,944           -
        Voluntary enhanced retirement programs............        -         126,964           -
        Nuclear outage maintenance costs, net.............      7,407        (7,425)       (5,266)
        Deferred income taxes and investment tax
          credits, net....................................    115,278       (80,139)       63,334
        Deferred energy costs, net........................     (6,061)      (28,463)       (5,971)
        Accretion income..................................    (12,520)      (14,855)      (16,786)
        Allowance for other funds used during
          construction....................................     (5,113)       (4,713)       (4,831)
      Changes in working capital:
        Receivables.......................................    (54,993)        6,799       (32,221)
        Materials and supplies............................      9,323           316        20,278
        Special deposits and prepayments..................     14,401        25,696       (38,571)
        Payables and accrued liabilities..................    (40,150)      (59,798)     (104,072)
      Other, net..........................................    (70,452)       (3,311)      (32,465)
           Net cash provided by operating activities......    666,192       728,595       564,454

    Investing Activities:
      Cash construction expenditures......................   (461,860)     (585,916)     (495,517)
      Contributions to decommissioning trusts.............    (37,541)      (33,575)      (84,546)
      EI Group investments................................   (164,831)      (73,835)      (16,426)
      Other, net..........................................     (3,834)      (17,429)        9,822
           Net cash used for investing activities.........   (668,066)     (710,755)     (586,667)

    Financing Activities:
      Issuance of long-term debt..........................    403,656       178,787       947,485
      Increase/(Decrease) in notes payable, net...........   (223,962)      131,574       114,705
      Retirement of long-term debt........................   (192,664)     (197,232)     (752,250)
      Capital lease principal payments....................    (50,611)      (61,002)      (56,424)
      Issuance of common stock............................    157,545           -         132,500
      Issuance of subsidiary-obligated mandatorily
        redeemable preferred securities...................    121,063       197,917           -
      Redemption of preferred stock of subsidiaries.......     (6,049)      (62,763)     (163,734)
      Dividends paid on common stock......................   (215,413)     (204,233)     (184,616)
           Net cash provided/(required) by
             financing activities.........................     (6,435)      (16,952)       37,666

    Net increase/(decrease) in cash and temporary cash
      investments from above activities...................     (8,309)          888        15,453
    Cash and temporary cash investments, beginning of year     26,731        25,843        10,390
    Cash and temporary cash investments, end of year...... $   18,422    $   26,731    $   25,843

    Supplemental Disclosure:
      Interest and preferred dividends paid............... $  254,906    $  271,303    $  254,489
      Income taxes paid................................... $  187,361    $  124,274    $  157,226
      New capital lease obligations incurred.............. $   54,478    $   43,246    $   57,609
      Common stock dividends declared but not paid........ $   54,718    $   51,843    $   48,861



  The accompanying notes are an integral part of the consolidated financial statements.
                                                 F-29

 General Public Utilities Corporation and Subsidiary Companies


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     General Public Utilities Corporation (the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Subsidiaries serve areas of New Jersey and Pennsylvania with a population of approximately five million, with revenues about equally divided between New Jersey and Pennsylvania customers. The Corporation also owns all the common stock of GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation
 (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc., EI Power, Inc. and EI Energy, Inc., (collectively, the "EI Group") which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

     Note 1, "Commitments and Contingencies," and Note 2, "Summary of Significant Accounting Policies," are being presented on a combined basis; the separate disclosures relating to the Corporation and each of the Subsidiaries have been combined and are presented below. The remaining Notes continue to be presented separately for the Corporation and for each of the Subsidiaries.


 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     The Subsidiaries have made investments in three major nuclear projects-- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%,
 respectively.  Oyster Creek is owned by JCP&L.   At December 31, the
 Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           1995

           JCP&L                    $166          $785
           Met-Ed                    318            -
           Penelec                   156            -
             Total                  $640          $785

 General Public Utilities Corporation and Subsidiary Companies


                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           1994

           JCP&L                    $162          $817
           Met-Ed                    311            -
           Penelec                   154            -
             Total                  $627          $817

     The Subsidiaries' net investment in TMI-2 at December 31, 1995 was $95 million (JCP&L, Met-Ed and Penelec's shares are $85 million, $2 million, and $8 million, respectively). The Subsidiaries' net investment in TMI-2 at December 31, 1994 was $103 million (JCP&L, Met-Ed and Penelec's shares are $89 million, $6 million, and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

     Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU System may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

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

 General Public Utilities Corporation and Subsidiary Companies


     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Subsidiaries had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, the Subsidiaries are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L, Met-Ed and Penelec's shares are $7.5 million, $5 million and $2.5 million, respectively).

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

     In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages. The Corporation and its Subsidiaries have asked the U.S. Supreme Court to review that portion of the Court of Appeals' decision that punitive damages may be recovered in public liability actions under the Price-Anderson Act. The Corporation and its Subsidiaries do not know whether plaintiffs will appeal any aspect of the Court of Appeals' decision.

     Based upon the Court of Appeals' decision, the Corporation and its Subsidiaries believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

     The Court of Appeals also found that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the Corporation and its Subsidiaries proposed). The Court of Appeals had also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. The Corporation and its Subsidiaries have requested that the U.S. Supreme Court review this issue. They do not know if whether plaintiffs will do so as well.

 General Public Utilities Corporation and Subsidiary Companies


     There can be no assurance as to the outcome of this litigation.


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

     In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target has been developed for TMI-2 which takes the accident into account. Under the NRC regulations, the funding targets (in 1995 dollars) are as follows:

                                             (Millions)
                                    Oyster
                                    Creek      TMI-1       TMI-2

   JCP&L                             $189       $ 39       $ 63
   Met-Ed                              -          79        125
   Penelec                             -          39         62
     Total                           $189       $157       $250


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

     The Subsidiaries charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, JCP&L has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990, and Met-Ed and Penelec have contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991, to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet.

 General Public Utilities Corporation and Subsidiary Companies


     In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in the site-specific studies, is in agreement with them, and believes the results are reasonable as follows:
                                             (Millions)
                                    Oyster
 GPU                                Creek      TMI-1       TMI-2

 Radiological decommissioning        $347       $295       $358
 Nonradiological cost of removal       33         73         37*
      Total                          $380       $368       $395

 * Net of $3 million spent as of December 31, 1995.

                                             (Millions)
                                    Oyster
 JCP&L                              Creek      TMI-1       TMI-2

 Radiological decommissioning        $347        $74        $90
 Nonradiological cost of removal       33         18          9*
      Total                          $380        $92        $99

 * Net of $.75 million spent as of December 31, 1995.

                                        (Millions)
 Met-Ed                             TMI-1      TMI-2

 Radiological decommissioning        $147       $179
 Nonradiological cost of removal       37         19*
      Total                          $184       $198

 * Net of $1.5 million spent as of December 31, 1995.

                                        (Millions)
 Penelec                            TMI-1      TMI-2

 Radiological decommissioning         $74        $89
 Nonradiological cost of removal       18          9*
      Total                           $92        $98

 * Net of $.75 million spent as of December 31, 1995.


     The ultimate cost of retiring the GPU System's nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the escalation of various cost elements (including, but not limited to, general inflation), (b) the further development of regulatory requirements governing decommissioning, (c) the

 General Public Utilities Corporation and Subsidiary Companies


 technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     The Financial Accounting Standards Board (FASB) is reviewing the utility industry's accounting practices for closure and removal of long-lived assets, including nuclear plant retirement costs. If the FASB's tentative conclusions are adopted, Oyster Creek and TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plants (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. For TMI-2, a liability has already been recognized since the plant is no longer operating (see TMI-2 Future Costs). The FASB is expected to release an Exposure Draft in early 1996, and a final statement is expected to be effective for fiscal years beginning after December 15, 1996.

 TMI-1 and Oyster Creek:

     JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on its share ($3.83 million) of an estimate of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. The Pennsylvania Public Utility Commission (PaPUC) previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share ($37 million) of the NRC funding target and nonradiological cost of removal estimated in an earlier 1988 site-specific study to be $74 million (in 1995 dollars). The PaPUC also approved a rate change for Penelec which increased the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $73 million (JCP&L, Met-Ed and Penelec's shares are $23 million, $36 million and $14 million, respectively) for TMI-1 and $138 million for Oyster Creek at December 31, 1995. TMI-1 and Oyster Creek retirement costs are charged to depreciation expense over the expected service life of each nuclear plant, and amounted to $15 million (JCP&L, Met-Ed and Penelec's shares are $3 million, $8 million and $4 million, respectively) and $13 million, respectively, for 1995.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

     The estimated liabilities for TMI-2 Future Costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet) as of December 31, are as follows:

 General Public Utilities Corporation and Subsidiary Companies



                                                  (Millions)
                                       GPU     JCP&L      Met-Ed     Penelec
 1995

 Radiological Decommissioning         $358     $ 90        $179        $ 89
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          18        4           9           5
     Total                            $413     $103        $207        $103


 * Net of $3 million (JCP&L, Met-Ed and Penelec's shares are $.75 million, $1.5 million and $.75 million, respectively) spent as of December 31, 1995.

                                                  (Millions)
                                       GPU     JCP&L      Met-Ed     Penelec
 1994

 Radiological Decommissioning         $250      $63        $125         $62
 Nonradiological Cost of Removal        72*      18          36          18
 Incremental Monitored Storage          19        5           9           5
     Total                            $341      $86        $170         $85


 * Net of $2 million spent (JCP&L, Met-Ed and Penelec's shares are $.5 million, $1 million and $.5 million, respectively) as of December 31, 1994.

     The 1995 liability recorded on the Balance Sheet for radiological decommissioning and nonradiological cost of removal is based on the 1995 site-specific study. The 1994 liability for radiological decommissioning was based on the NRC funding target, while the 1994 liability for nonradiological cost of removal was based on the 1988 site-specific study for TMI-1 ($74 million).

     Offsetting the $413 million liability is $271 million (JCP&L, Met-Ed and Penelec's shares are $53 million, $147 million and $71 million, respectively) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet, and $143 million (JCP&L, Met-Ed and Penelec's shares are $60 million, $57 million and $26 million, respectively) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet. Of the $271 million still to be recovered from customers, $66 million (JCP&L, Met-Ed and Penelec's shares are $17 million, $33 million and $16 million, respectively) represents an increase from 1994 due to the 1995 site-specific study. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to expense in 1995 amounted to $14 million (JCP&L, Met-Ed and Penelec's shares are $3 million, $9 million and $2 million, respectively).

     The NJBPU has granted JCP&L decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In 1993, a PaPUC rate order permitted Met-Ed future recovery of certain TMI-2 retirement costs, based on the NRC funding target, and the cost of removal of nonradiological structures and materials, based on the 1988 site-specific study. The Pennsylvania Office

 General Public Utilities Corporation and Subsidiary Companies


 of Consumer Advocate appealed that order to the Commonwealth Court, which reversed the PaPUC order in 1994. Consequently, Met-Ed recorded pre-tax charges totaling $127.6 million during 1994. Penelec, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994 for its share of such costs applicable to its retail customers. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $121 million (Met-Ed and Penelec's shares are $82.6 million and $38.4 million, respectively) for radiological decommissioning costs, $48.2 million (Met-Ed and Penelec's shares are $35 million and $13.2 million, respectively) for the nonradiological cost of removal and $14.7 million (Met-Ed and Penelec's shares are $10 million and $4.7 million, respectively) for incremental monitored storage costs. In September 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court decision. Met-Ed and Penelec have therefore reversed the previous write-offs, resulting in pre-tax income of $127.6 million and $56.3 million, respectively, being credited to the Other Income and Deductions section of the 1995 Consolidated Statement of Income. However, notwithstanding the Supreme Court's decision, Met-Ed and Penelec have determined that the recovery of the incremental monitored storage costs is no longer probable, and have recorded pre-tax charges to operating income of $10 million and $4.7 million, respectively, during 1995.

     At December 31, 1995 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $63 million (JCP&L, Met-Ed and Penelec's shares are $16 million, $32 million and $15 million, respectively), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates of $295 million and $358 million, respectively (JCP&L, Met-Ed and Penelec's shares are $74 million and $90 million, $147 million and $179 million, and $74 million and $89 million, respectively). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The Subsidiaries will not pursue recovery from customers for any of these amounts contributed in excess of the $63 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage in late 1993, the Subsidiaries are incurring incremental storage costs of approximately $1 million (JCP&L, Met-Ed and Penelec's shares are $.25 million, $.5 million, and $.25 million, respectively) annually. The Subsidiaries estimate that the remaining storage costs will total $18 million through 2014, the expected retirement date of TMI-1. JCP&L's rates reflect its share of these costs.

 General Public Utilities Corporation and Subsidiary Companies


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

     The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million (JCP&L, Met-Ed and Penelec's shares are $41 million, $19 million and $9 million, respectively) in any one year under insurance policies applicable to nuclear operations and facilities.

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


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

     Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Subsidiaries have entered into power purchase agreements with nonutility generators (NUGs) for

 General Public Utilities Corporation and Subsidiary Companies


 the purchase of energy and capacity for periods up to 25 years for JCP&L, 26 years for Met-Ed, and 25 years for Penelec. The majority of these agreements contain certain contract limitations and subject the NUGs to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of December 31, 1995, facilities covered by these agreements having 1,624 MW (JCP&L, Met-Ed and Penelec's shares are 892 MW, 335 MW and 397 MW, respectively) of capacity were in service. Actual payments from 1993 through 1995, and estimated payments from 1996 through 2000 to NUGs, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:

                          Payments Under NUG Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1993                   $  491       $ 292       $  95       $ 104
       1994                      528         304         101         123
       1995                      670         381         131         158
     * 1996                      696         369         151         176
     * 1997                      739         400         155         184
     * 1998                      837         430         210         197
     * 1999                      931         442         211         278
     * 2000                      987         463         216         308

 * Estimate

     Of these amounts, payments to the projects which are not in service at December 31, 1995 are estimated as follows:

                  Payments Under NUG Agreements Not In Service
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1997                     $ 40        $ 25        $ 15        $ -
       1998                      123          53          65           5
       1999                      202          58          68          76
       2000                      231          62          71          98

     In the year 2000 these agreements, in the aggregate, will provide approximately 2,062 MW (JCP&L 1,002 MW, Met-Ed 485 MW and Penelec 575 MW) of capacity and energy to the GPU System, at varying prices.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the System's energy supply needs which has caused the Subsidiaries to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs

 General Public Utilities Corporation and Subsidiary Companies


 of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Subsidiaries' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The Subsidiaries are seeking to reduce the above market costs of these NUG agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to the extent to which the Subsidiaries' efforts will be successful in whole or in part.

     While the Subsidiaries thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $240 million to $350 million (JCP&L $100 to $150 million; Met-Ed $50 million to $80 million; and Penelec $90 million to $120 million). The amount of these estimated above-market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.

 Regulatory Assets and Liabilities:

     In accordance with Statement of Financial Accounting Standards No. 71
 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the GPU System's financial statements reflect assets and costs based on current cost-based ratemaking regulation. Continued accounting under FAS 71 requires that the following criteria be met:

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

     A utility's operations can cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services. Regardless of the reason, a utility whose operations cease to meet those criteria should discontinue application of FAS 71 and report that discontinuation by eliminating from its Balance Sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71, but which would not have been recognized as assets and liabilities by enterprises in general.

     In accordance with the provisions of FAS 71, the Subsidiaries have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the December 31, 1995 Consolidated Balance Sheet, were as follows:

 GPU                                                    (In Thousands)
                                                     Assets     Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  527,584     $94,931
 TMI-2 deferred costs                                 368,712        -
 Unamortized property losses                          105,729        -
 NUG contract termination costs                        84,132        -
 Other postretirement benefits                         58,362        -
 N.J. unit tax                                         51,518        -
 Unamortized loss on reacquired debt                   50,198        -
 Load and demand-side management programs              48,071        -
 DOE enrichment facility decommissioning               38,519        -
 Manufactured gas plant remediation                    29,608        -
 Nuclear fuel disposal fee                             21,946        -
 N.J. low-level radwaste disposal                      21,778        -
 Storm damage                                          18,294        -
 Oyster Creek deferred costs                            4,830        -
 Other                                                 10,427       3,068
      Total                                        $1,439,708     $97,999

 General Public Utilities Corporation and Subsidiary Companies


 JCP&L                                                  (In Thousands)
                                                     Assets     Liabilities
 Income taxes recoverable/refundable
   through future rates                            $134,787       $36,343
 TMI-2 deferred costs                               138,472          -
 Unamortized property losses                        100,176          -
 NUG contract termination costs                      17,482          -
 Other postretirement benefits                       32,390          -
 N.J. unit tax                                       51,518          -
 Unamortized loss on reacquired debt                 34,285          -
 Load and demand side management programs            48,071          -
 DOE enrichment facility decommissioning             24,503          -
 Manufactured gas plant remediation                  29,608          -
 Nuclear fuel disposal fee                           23,165          -
 N.J. low-level radwaste disposal                    21,778          -
 Storm damage                                        18,294          -
 Oyster Creek deferred costs                          4,830          -
 Other                                                5,369         1,254
      Total                                        $684,728       $37,597


 Met-Ed                                                 (In Thousands)
                                                     Assets     Liabilities
 Income taxes recoverable/refundable
   through future rates                            $178,513       $24,765
 TMI-2 deferred costs                               149,004          -
 Unamortized property losses                          3,273          -
 NUG contract termination costs                      66,650          -
 Other postretirement benefits                       25,972          -
 Unamortized loss on reacquired debt                  6,945          -
 DOE enrichment facility decommissioning              9,344          -
 Nuclear fuel disposal fee                           (1,025)         -
 Other                                                1,299         1,696
      Total                                        $439,975       $26,461


 Penelec                                                (In Thousands)
                                                     Assets     Liabilities
 Income taxes recoverable/refundable
   through future rates                            $214,284       $33,823
 TMI-2 deferred costs                                81,236          -
 Unamortized property losses                          2,280          -
 Unamortized loss on reacquired debt                  8,968          -
 DOE enrichment facility decommissioning              4,672          -
 Nuclear fuel disposal fee                             (194)         -
 Other                                                3,759           118
      Total                                        $315,005       $33,941


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 General Public Utilities Corporation and Subsidiary Companies


 TMI-2 deferred costs: Represents costs that are recoverable through rates for the Subsidiaries' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study, and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 Unamortized property losses: Consists mainly of costs associated with JCP&L's Forked River Project, which are included in rates.

 NUG contract termination costs: Represents one-time costs incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which are deferred in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises."

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

 Load and demand-side management (DSM) programs: Consists of load management costs that are currently being recovered, with interest, through JCP&L's retail base rates pursuant to a 1993 NJBPU order, and other DSM program expenditures that are recovered annually. Also includes provisions for lost revenues between base rate cases and performance incentives.

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

 N.J. low-level radwaste disposal: Represents the accrual of the estimated assessment for the siting of a disposal facility for low-level waste from Oyster Creek, less amortization as allowed in JCP&L's rates.

 General Public Utilities Corporation and Subsidiary Companies


 Storm damage: Relates to incremental noncapital costs associated with various storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amount for recovery of storm damage expense is included in JCP&L's retail base rates.

 Oyster Creek deferred costs: Consists of replacement power and operation and maintenance (O&M) costs deferred in accordance with orders from the NJBPU. JCP&L has been granted recovery of these costs through rates at an annual amount until fully amortized.

     Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the Balance Sheet, are separately disclosed in NUCLEAR PLANT RETIREMENT COSTS.

     The Subsidiaries continue to be subject to cost-based ratemaking regulation. However, in the event that either all or a portion of their operations are no longer subject to these provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off. In addition, any above market costs of purchased power commitments would have to be expensed (see Nonutility Generation Agreements), and increased depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. The Corporation is unable to estimate when and to what extent FAS 71 may no longer be applicable.


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

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Subsidiaries expect to spend up to $410 million (JCP&L, Met-Ed and Penelec's shares are $42 million, $163 million, and $205 million, respectively) for air pollution control equipment by the year 2000, of which approximately $234 million (JCP&L, Met-Ed and Penelec's shares are $41 million, $100 million, and $93 million, respectively) has already been spent. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and

 General Public Utilities Corporation and Subsidiary Companies


 Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Subsidiaries expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $60 million (Met-Ed and Penelec's shares are $14 million and $46 million, respectively) (included in the Clean Air Act total), beginning in 1997, to meet the seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Subsidiaries are unable to determine what additional costs, if any, will be incurred.

     The GPU System companies have been notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites, broken down by company as follows:

                   JCP&L   MET-ED  PENELEC    GPUN     GPU    TOTAL

     PRPs            6       4        2         1       1       11*

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

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites.
 As of December 31, 1995, JCP&L has an estimated environmental liability of $29 million recorded on its Balance Sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the future costs may range as high as $50 million. Estimates of these costs are subject to significant uncertainties because: JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $50 million.

 General Public Utilities Corporation and Subsidiary Companies


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


                       OTHER COMMITMENTS AND CONTINGENCIES

     The GPU System's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $491 million (JCP&L, Met-Ed, Penelec and GPUSC's shares are $256 million, $97 million, $124 million and $14 million, respectively) during 1996. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

     The Subsidiaries have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1996 and 2004, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for the Homer City station also includes a provision for the payment of postretirement benefit costs. The Subsidiaries' share of the cost of coal purchased under these agreements is expected to aggregate $115 million (JCP&L, Met-Ed and Penelec's shares are $20 million, $18 million and $77 million, respectively) for 1996.

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 1,085 MW in 1996, declining to 878 MW in 1999 and 696 MW in 2004. For the years 1996, 1997, 1998, 1999 and 2000, payments pursuant to these agreements are estimated to be $174 million, $164 million, $145 million, $124 million and $95 million, respectively.

 General Public Utilities Corporation and Subsidiary Companies


     JCP&L is constructing a 141 MW gas-fired combustion turbine at its Gilbert generating station. This estimated $50 million project, of which $34 million has been spent, is expected to be in-service by mid-1996. In 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing NUGs has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. There can be no assurance as to the outcome of this proceeding.

     The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from NUG projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate that by permitting utilities to recover such costs through the LEAC, an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the LEAC periods prior to March 1991 were considered closed but subsequent LEAC periods remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. JCP&L estimates that the potential refund liability for the LEAC periods from March 1991 through February 1996, the end of the current LEAC period, is $55 million. There can be no assurance as to the outcome of this proceeding.

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC.

     As of December 31, 1995, approximately 52% of the GPU System's workforce was represented by unions for collective bargaining purposes. JCP&L employees' collective bargaining agreement is due to expire in 1996, representing 45% of the GPU System's union employees.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. Energy Initiatives has ownership interests, with an aggregate book value of approximately $35 million, in three NUG projects which have long-term purchase power agreements with NIMO. In the restructuring plan, NIMO has insisted on renegotiating all of its contracts with NUGs, and has claimed that it has the right to use eminent domain to condemn NUG facilities, if such negotiations are not successful. There can be no assurance as to the outcome of this matter.

 General Public Utilities Corporation and Subsidiary Companies


     NIMO has also initiated actions in federal and state court seeking to invalidate numerous NUG contracts or limit the amount of annual generation produced by the NUG, and is withholding allegedly "excess" payments made in respect of "over generation" under these contracts, including the contracts for two of Energy Initiatives' projects. NIMO alleges to have overpaid Energy Initiatives approximately $10 million for the years 1993 through 1995. Energy Initiatives has filed motions to dismiss these complaints and is vigorously defending these actions. There can be no assurance as to the outcome of these proceedings.

     At December 31, 1995, the EI Group had investments totalling $160 million in facilities located in four foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the EI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see EI GROUP, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     In March 1995, the FASB issued FAS 121, "Accounting for the Impairment of Long-Lived Assets," which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71, "Accounting for the Effects of Certain Types of Regulation," on an ongoing basis in order to avoid a writedown (see Regulatory Assets and Liabilities).

     The implementation of FAS 121 by the GPU System in 1995 did not have an impact on results of operations because management believes the carrying amounts of all assets are probable of recovery from customers. However, as the Subsidiaries enter a more competitive environment, some assets could be subject to impairment, thereby necessitating writedowns, which could have a material adverse effect on the GPU System's results of operations and financial condition.

     The FASB exposure draft relating to closure and removal of long-lived assets (see NUCLEAR PLANT RETIREMENT COSTS), applies to all long-lived assets, including fossil-fueled generating plants. For these assets, a liability will have to be recognized wherever a legal or constructive obligation exists to perform dismantlement or removal activities.

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

 General Public Utilities Corporation and Subsidiary Companies


 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

 SYSTEM OF ACCOUNTS
     Certain reclassifications of prior years' data have been made to conform with the current presentation. The Subsidiaries' accounting records are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PaPUC and NJBPU.

 CONSOLIDATION
     The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. The GPU System uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence (generally evidenced by a 20% to 50% ownership interest), and consolidates its wholly-owned subsidiaries, and any affiliates in which it has a controlling financial interest (generally evidenced by a greater than 50% ownership interest). All other investments are accounted for using the cost method.

 CURRENCY TRANSLATION
     In accordance with Statement of Financial Accounting Standards No. 52
 (FAS 52), "Foreign Currency Translation," balance sheet accounts of the GPU System's foreign operations are translated from foreign currencies into U.S. dollars at either year-end rates or historical rates, while income statement accounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are not material and are included in Retained Earnings. Any gains and losses resulting from foreign currency transactions would be included in net income.

 REVENUES

     The Subsidiaries recognize electric operating revenues for services rendered (including an estimate of unbilled revenues) to the end of the respective accounting period.

 DEFERRED ENERGY COSTS
     Energy costs are recognized in the period in which the related energy clause revenues are billed.

 General Public Utilities Corporation and Subsidiary Companies


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

 DEPRECIATION
     The GPU System provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes. The Subsidiaries used depreciation rates which, on an aggregate composite basis, resulted in annual rates as follows:

                        GPU      JCP&L     Met-Ed    Penelec

 1995                   3.22%    3.64%     3.07%     2.61%
 1994                   3.16%    3.62%     3.04%     2.49%
 1993                   3.19%    3.59%     2.91%     2.74%


 ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)
     The Uniform System of Accounts defines AFUDC as "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recorded as a charge to construction work in progress, and the equivalent credits are to interest charges for the pre-tax cost of borrowed funds and to other income for the allowance for other funds. While AFUDC results in an increase in utility plant and represents current earnings, it is realized in cash through depreciation or amortization allowances only when the related plant is recognized in rates. On an aggregate composite basis, the annual rates utilized were as follows:

                        GPU      JCP&L     Met-Ed    Penelec

 1995                   8.05%    8.04%     8.62%     7.78%
 1994                   6.45%    5.35%     7.31%     7.19%
 1993                   6.80%    7.80%     7.48%     4.91%


 AMORTIZATION POLICIES

 Accounting for TMI-2 and Forked River Investments:

     JCP&L is collecting annual revenues for the amortization of TMI-2 of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their

 General Public Utilities Corporation and Subsidiary Companies


 TMI-2 investment attributable to retail customers. At December 31, 1995, $86 million is included in Unamortized Property Losses on the Balance Sheet for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by the year 2006. Because the Subsidiaries have not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values. The related annual accretion, which represents the carrying charges that are accrued as the asset is written up from its discounted value, is recorded in Other Income/(Expense), Net on the Income Statement.

 Nuclear Fuel:

     Nuclear fuel is amortized on a unit-of-production basis. Rates are determined and periodically revised to amortize the cost over the useful life.

     The Subsidiaries have provided for future contributions to the Decontamination and Decommissioning Fund (part of the Energy Policy Act of
 1992) for the cleanup of enrichment plants operated by the Federal Government. The total liability at December 31, 1995 amounted to $36 million (JCP&L, Met-Ed and Penelec's shares are $23 million, $9 million and $4 million, respectively) and is primarily reflected in Deferred Credits and Other Liabilities - Other. Utilities with nuclear plants will contribute annually, based on an assessment computed on prior enrichment purchases, over a 15-year period. The Subsidiaries made their initial payment to this fund in 1993, and they are recovering the remaining amounts through their fuel clauses. At December 31, 1995, $39 million (JCP&L, Met-Ed and Penelec's shares are $25 million, $9 million and $5 million, respectively) is recorded on the Balance Sheet in Regulatory Assets - Other.

 NUCLEAR OUTAGE MAINTENANCE COSTS
     The GPU System accrues incremental nuclear outage maintenance costs anticipated to be incurred during scheduled nuclear plant refueling outages.

 NUCLEAR FUEL DISPOSAL FEE
     The Subsidiaries are providing for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982. The Subsidiaries entered into contracts in 1983 with the DOE for the disposal of spent nuclear fuel. The total liability under these contracts, including interest, at December 31, 1995, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $162 million (JCP&L, Met-Ed and Penelec's shares are $121 million, $27 million and $14 million, respectively), and is reflected in Deferred Credits and Other Liabilities - Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, the Subsidiaries have reflected such excess of $22 million (JCP&L, Met-Ed and Penelec's shares are $23 million, ($1) million and ($0.2) million, respectively) at December 31, 1995 in Regulatory Assets - Other. The rates

 General Public Utilities Corporation and Subsidiary Companies


 presently charged to customers provide for the collection of these costs, plus interest, over remaining periods of 11 years for JCP&L and Met-Ed, and two years for Penelec.

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


 3.  SHORT-TERM BORROWING ARRANGEMENTS

     At December 31, 1995 and 1994, the GPU System had $124 million and $347 million of short-term notes outstanding, respectively, of which $60 million in 1994 was commercial paper and the remainder was issued under bank lines of credit (credit facilities). The GPU System's weighted average interest rate

 General Public Utilities Corporation and Subsidiary Companies


 on short term borrowings was 5.9% and 6.2% at December 31, 1995 and 1994, respectively.

     The GPU System has $529 million of credit facilities, which includes a Revolving Credit Agreement (Credit Agreement) with a consortium of banks. The credit facilities generally provide for the payment of a commitment fee on the unborrowed amount of 1/8 of 1% annually. Borrowings under these credit facilities generally bear interest based on the prime rate or money market rates. Notes issued under the Credit Agreement, which expires November 1, 1999, are limited to $250 million in total borrowings outstanding at any time and subject to various covenants and acceleration under certain conditions. The Credit Agreement borrowing rates and facility fee are dependent on the long-term debt ratings of the Subsidiaries.


 4.  LONG-TERM DEBT

     At December 31, 1995, the GPU System had long-term debt outstanding, as follows:

                                     Interest Rates

                         5.35% to       7% to          9% to
 Maturities              6.9%           8.85%          9.48%           Total
                                      (In Thousands)
 First mortgage bonds:
 1996-2005               $  667,575     $  514,191     $ 120,000    $1,301,766
 2006-2015                  177,120        118,500             -       295,620
 2016-2025                  253,500        645,000        50,000       948,500
      Total              $1,098,195     $1,277,691     $ 170,000     2,545,886

 Amounts due within one year                                          (115,701)
      Total                                                          2,430,185

 Other long-term debt (net of $5,545 due within one year)              141,429
 Unamortized net discount                                               (3,716)
      Total                                                         $2,567,898


     For the years 1996, 1997, 1998, 1999 and 2000, the GPU System has long-term debt maturities of $121 million, $148 million, $140 million, $36 million and $126 million, respectively. Substantially all of the utility plant owned by the Subsidiaries is subject to the lien of their respective mortgages.

 General Public Utilities Corporation and Subsidiary Companies


     The estimated fair value of the GPU System's long-term debt, as of December 31, 1995 and 1994 was as follows:

                                      (In Thousands)
                                Carrying             Fair
                                 Amount              Value

            1995               $2,567,898         $2,712,102
            1994               $2,345,417         $2,142,854

     The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the GPU System for debt of the same remaining maturities and credit qualities.


 5.  SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

     JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P., are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. The following issues of mandatorily redeemable preferred securities (Preferred Securities) were outstanding at December 31, 1995:

                               Issue     Securities      Total
 Company           Series      Price     Outstanding     (In Thousands)

 JCP&L Capital     8.56%       $25       5,000,000       $125,000
 Met-Ed Capital    9.00%       $25       4,000,000        100,000
 Penelec Capital   8.75%       $25       4,200,000        105,000
      Total                                              $330,000

 The fair value of the Preferred Securities based on market price quotations at December 31, 1995 and 1994 is $106 million and $98 million, respectively, for Met-Ed Capital; $110 million and $101 million, respectively, for Penelec Capital; and $131 million for JCP&L Capital at December 31, 1995.

     In 1995, JCP&L Capital, L.P. issued $125 million of Preferred Securities and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million and $105 million, respectively, of Preferred Securities. The proceeds from the sales of the Preferred Securities were then lent to JCP&L, Met-Ed and Penelec which, in turn, issued their deferrable interest subordinated debentures to the partnerships. JCP&L, Met-Ed and Penelec are taking tax deductions for the interest paid on the subordinated debentures.

     The Preferred Securities of JCP&L Capital, L.P. mature in 2044, while those of Met-Ed Capital, L.P. and Penelec Capital, L.P. mature in 2043. The Preferred Securities are redeemable at the option of JCP&L beginning in 2000, and at the option of Met-Ed and Penelec beginning in 1999, at 100 percent of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction for interest paid on the subordinated debentures. The partnerships' sole assets are the subordinated debentures. JCP&L, Met-Ed and Penelec have fully and unconditionally guaranteed payment of

 General Public Utilities Corporation and Subsidiary Companies


 distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of their respective partnerships' Preferred Securities. Distributions on the Preferred Securities (and interest on the subordinated debentures) may be deferred for up to 60 months, but JCP&L, Met-Ed and Penelec may not pay dividends or redeem or acquire any of their preferred or common stock until deferred payments on their respective subordinated debentures are paid in full.


 6.  CAPITAL STOCK

 COMMON STOCK
     The following table presents information relating to the common stock ($2.50 par value) of the Corporation:

                                        1995                    1994

 Authorized shares                   350,000,000             150,000,000
 Issued shares                       125,783,338             125,783,338
 Reacquired shares                     5,359,997              10,575,086
 Outstanding shares                  120,423,341             115,208,252
 Restricted units                        195,499                 107,063


     In 1995 and 1993, the Corporation sold five million and four million additional shares of common stock, respectively, for net proceeds of $157.5 million and $128.7 million, respectively. The issuances resulted in credits to capital surplus totaling $71.9 million and $60.2 million, in 1995 and 1993 respectively. In 1995, 1994 and 1993, under the Corporation's Dividend Reinvestment Plan, capital surplus was credited $2.7 million, $2.3 million and $2.1 million, respectively, for shares sold. No shares of common stock were reacquired in 1995 or 1994.

     In 1995 and 1994, pursuant to the 1990 Restricted Stock Plan, the Corporation issued to officers restricted units representing rights to receive shares of common stock, on a one-for-one basis, at the end of the vesting or restriction period. Beginning with units awarded in 1995, the units will be adjusted at the end of the vesting or restriction period based on the Corporation's performance over the restriction period. The shares issuable at the end of the vesting period could range from 0% to 200% of the originally issued units. The restricted units do not affect the issued and outstanding shares of common stock until conversion at the end of the restriction period. However, the restricted units are considered common stock equivalents and therefore are included in average common shares outstanding for the earnings per share computation on the income statement. The restricted units accrue dividends on a quarterly basis. In 1995 and 1994, the Corporation awarded to plan participants 83,600 and 34,595 restricted units, respectively. In 1995 and 1994, the Corporation issued a total of 30,558 and 6,275 shares, respectively, from previously reacquired shares.

 General Public Utilities Corporation and Subsidiary Companies


 PREFERRED STOCK
     At December 31, 1995, the Subsidiaries had the following issues of cumulative preferred stock outstanding:

                                Stated Value        Shares       Stated Value
    Series                       per Share        Outstanding    (In Thousands)

 With mandatory redemption:
 7.52%                             $100              440,000        $ 44,000
 8.48%                             $100              500,000          50,000
 8.65%                             $100              500,000          50,000
        Total                                      1,440,000         144,000
 Securities due within one year                                      (10,000)
        Total                                                       $134,000

 Without mandatory redemption:
 3.70% - 4.70%                     $100              723,912        $ 72,391
 7.88%                             $100              250,000          25,000
        Total                                        973,912          97,391
 Premium                                                                 725
        Total                                                       $ 98,116


 The fair value of the preferred stock with mandatory redemption, based on market price quotations at December 31, 1995 and 1994, is $146.6 million and $140.1 million, respectively.

     The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. The 7.52% Series is to be redeemed ratably over twenty years beginning in 1998. The 8.65% Series is to be redeemed ratably over six years beginning in 2000. The 8.48% Series is not callable and is to be redeemed ratably over five years beginning in 1996. The outstanding shares with mandatory redemption have aggregate redemption requirements of $65 million for the years 1996 through 2000.

     The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 1995, the aggregate amount at which these shares could be called by the Subsidiaries was $102 million.

     During 1995, JCP&L repurchased in the market 60,000 shares of its 7.52% cumulative preferred stock with mandatory redemption, with a stated value of $6 million. JCP&L's total cost of the redemption was $6.1 million, which resulted in a $.1 million charge to Retained Earnings.

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

 General Public Utilities Corporation and Subsidiary Companies


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

     At December 31, 1995 and 1994, the Subsidiaries were authorized to issue 37,035,000 shares of cumulative preferred stock. If dividends on any of the preferred stock of any of the Subsidiaries are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the board of directors of that Subsidiary until all dividends in arrears have been paid. A Subsidiary may not redeem preferred stock unless dividends on all of that Subsidiary's preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment.


 7.  INCOME TAXES

     Effective January 1, 1993, the GPU System implemented FAS 109,
 "Accounting for Income Taxes." The cumulative effect of this accounting change on net income was immaterial. As of December 31, 1995 and 1994, the balance sheet reflected $528 million and $562 million, respectively, of income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through future rates of $95 million and $106 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded.

 General Public Utilities Corporation and Subsidiary Companies


     A summary of the components of deferred taxes as of December 31, 1995 and 1994 is as follows:

                                  (In Millions)

       Deferred Tax Assets                  Deferred Tax Liabilities

                            1995  1994                            1995    1994
       Current:                         Current:
       Unbilled revenue    $ 23   $ 16  Revenue taxes           $   16  $   18
       Other                  4      2  Deferred energy              7       4
         Total             $ 27   $ 18    Total                 $   23  $   22

       Noncurrent:                      Noncurrent:
       Unamortized ITC     $ 95   $106  Liberalized
       Decommissioning       62    131    depreciation:
       Contribution in aid                  previously flowed
         of construction     23     25       through            $  301  $  333
       Other                150    167      future revenue
         Total             $330   $429       requirements          209     229
                                            Subtotal               510     562
                                        Liberalized
                                          depreciation             817     767
                                        Forked River                11      54
                                        Other                      128      56
                                            Total               $1,466  $1,439


     The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:
                                                        (In Millions)
                                                1995        1994      1993

 Net income                                     $440        $164      $296
 Preferred stock dividends                        17          21        29
 Income tax expense                              265          86       197
   Book income subject to tax                   $722        $271      $522

 Federal statutory rate                           35%         35%       35%
 State tax, net of federal benefit                 4           -         4
 Other                                            (2)         (3)       (1)
   Effective income tax rate                      37%         32%       38%

 General Public Utilities Corporation and Subsidiary Companies


 Federal and state income tax expense is comprised of the following:

                                                        (In Millions)
                                                 1995       1994      1993
 Provisions for taxes currently payable          $154       $162      $127

 Deferred income taxes:
   Liberalized depreciation                        31         31        32
   New Jersey revenue tax                          (2)        32        32
   Deferral of energy costs                         1         12         6
   Accretion income                                 5         11         7
   Decommissioning                                 71        (76)        -
   VERP                                            24        (51)        -
   Other                                           (8)       (21)        5
      Deferred income taxes, net                  122        (62)       82
 Amortization of ITC, net                         (11)       (14)      (12)
      Income tax expense                         $265       $ 86      $197


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


 8.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Maintenance expense and other taxes charged to operating expenses consisted of the following:

                                                        (In Millions)
                                                  1995       1994      1993

 Maintenance                                      $253       $271      $275
 Other taxes:
   New Jersey unit tax                            $209       $204      $202
   Pennsylvania state gross receipts                74         70        68
   Real estate and personal property                23         21        21
   Other                                            43         54        53
      Total                                       $349       $349      $344

 General Public Utilities Corporation and Subsidiary Companies


 9.  EMPLOYEE BENEFITS

 Pension Plans:

     The GPU System maintains defined benefit pension plans covering substantially all employees. The GPU System's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

     A summary of the components of net periodic pension cost follows:

                                                         (In Millions)
                                                     1995      1994     1993
 Service cost-benefits earned during the period   $  30.0    $ 34.8   $ 28.6
 Interest cost on projected benefit obligation      109.8      95.4     91.8
 Less: Expected return on plan assets              (112.9)   (104.4)   (96.6)
       Amortization                                  (1.4)     (1.4)    (2.2)
 Net periodic pension cost                        $  25.5    $ 24.4   $ 21.6

      The above 1994 amounts do not include a pre-tax charge to earnings of $97 million resulting from the Voluntary Enhanced Retirement Programs (VERP).

      The actual return on the plans' assets for the years 1995, 1994 and 1993 were gains of $322.0 million, $13.8 million and $145.9 million, respectively.

      The funded status of the plans and related assumptions at December 31, 1995 and 1994 were as follows:
                                                             (In Millions)
                                                            1995         1994
 Accumulated benefit obligation (ABO):
   Vested benefits                                     $ 1,172.8    $ 1,118.2
   Nonvested benefits                                      133.7        120.5
     Total ABO                                           1,306.5      1,238.7
 Effect of future compensation levels                      237.7        182.6
     Projected benefit obligation (PBO)                $ 1,544.2    $ 1,421.3

 Plan assets at fair value                             $ 1,596.1    $ 1,279.9
 PBO                                                    (1,544.2)    (1,421.3)
   Plan assets in excess of (less than) PBO                 51.9       (141.4)
 Less: Unrecognized net (gain) loss                        (64.9)        72.5
       Unrecognized prior service cost (credit)              5.2         (0.6)
       Unrecognized net transition asset                    (5.8)        (6.6)
       Adjustment required to recognize
         minimum liability                                  (0.2)        (1.2)

     Accrued pension liability                         $   (13.8)   $   (77.3)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets            8.5          8.5
   Discount rate                                             7.5          8.0
   Annual increase in compensation levels                    5.5          6.0

 General Public Utilities Corporation and Subsidiary Companies


     In 1995, changes in assumptions, primarily the decrease in the discount rate assumption from 8% to 7.5%, resulted in a $67 million increase in the PBO as of December 31, 1995. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition asset arising out of the adoption of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

     At December 31, 1995 and 1994, GPUSC had accumulated pension obligations in excess of amounts accrued; as a result, additional minimum liabilities in the amounts of $.1 million and $.7 million, net of deferred income taxes of $.1 million and $.5 million, respectively, are reflected as reductions in Retained Earnings.

 Savings Plans:

     The GPU System also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits. The GPU System's savings plans provide for various levels of matching contributions. The matching contributions for the GPU System for 1995, 1994 and 1993 were $13.4 million, $12.7 million and $12.2 million, respectively.

 Postretirement Benefits Other Than Pensions:

     The GPU System provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for the GPU System. Health care benefits are administered by various organizations. A portion of the costs are borne by the participants. Effective January 1, 1993, the GPU System adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. The GPU System has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

 General Public Utilities Corporation and Subsidiary Companies


    A summary of the components of the net periodic postretirement benefit cost for 1995, 1994 and 1993 follows:

                                                              (In Millions)
                                                         1995     1994    1993
 Service cost-benefits attributed to service
   during the period                                   $ 13.4   $ 14.6  $ 12.5
 Interest cost on the accumulated postretirement
   benefit obligation                                    43.4     37.0    34.3
 Expected return on plan assets                         (11.0)    (7.0)   (3.4)
 Amortization of transition obligation                   17.4     18.1    18.1
 Other amortization, net                                  1.3      2.1     -
   Net periodic postretirement benefit cost              64.5     64.8    61.5
 Less, deferred for future recovery                     (15.0)   (15.8)  (27.5)
      Postretirement benefit cost, net of deferrals    $ 49.5   $ 49.0  $ 34.0


     The above 1994 amounts do not include a pre-tax charge to earnings of $30 million relating to the VERP.

     The actual return on the plans' assets for the years 1995, 1994 and 1993 was a gain of $27.9 million, $2.3 million and $3.9 million, respectively.

     The funded status of the plans at December 31, 1995 and 1994, was as follows:

                                                            (In Millions)
                                                          1995       1994
 Accumulated Postretirement Benefit Obligation:
   Retirees                                            $ 361.6    $ 291.7
   Fully eligible active plan participants                32.4       67.2
   Other active plan participants                        232.4      197.6
      Total accumulated postretirement
        benefit obligation (APBO)                      $ 626.4    $ 556.5

 APBO                                                  $(626.4)   $(556.5)
 Plan assets at fair value                               191.3      129.0
 APBO in excess of plan assets                          (435.1)    (427.5)
 Less:   Unrecognized net loss                            65.0       46.9
         Unrecognized prior service cost                   2.3        2.5
         Unrecognized transition obligation              295.9      313.3
      Accrued postretirement benefit liability         $ (71.9)   $ (64.8)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets          8.5        8.5
   Discount rate                                           7.5        8.0


     The GPU System intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

 General Public Utilities Corporation and Subsidiary Companies


     In 1995, the decrease in the health-care cost trend rate assumptions resulted in a $51 million decrease in the APBO, which was partially offset by an increase of $42 million in the APBO caused by the decrease in the discount rate assumption from 8% to 7.5%. The accumulated postretirement benefits obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 12% for those not eligible for Medicare and 9% for those eligible for Medicare, then decreasing gradually to 6% in 2000 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $65 million as of December 31, 1995 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $8 million.

     In JCP&L's 1993 base rate proceeding, the NJBPU allowed JCP&L to collect $3 million annually of the incremental postretirement benefit costs, charged to expense, recognized as a result of FAS 106. Based on the final order and in accordance with Emerging Issues Task Force (EITF) Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," JCP&L is deferring the amounts above that level. Met-Ed is deferring the incremental postretirement benefit costs, charged to expense, associated with the adoption of FAS 106 and in accordance with EITF Issue 92-12, as authorized by the PaPUC in its 1993 base rate order.

     In 1994, the Pennsylvania Commonwealth Court reversed a PaPUC order that allowed a nonaffiliated utility, outside a base rate proceeding, to defer certain incremental postretirement benefit costs for future recovery from customers. As a result of the Court's decision, in 1994, Penelec determined that its FAS 106 costs, including costs deferred since January 1993, were not likely to be recovered and charged $18.8 million to expense. In addition, $4 million of Penelec's unrecognized transition obligation resulting from employees who elected to participate in the VERP was also written off in 1994. In 1995, Penelec recorded a charge to income of approximately $9 million, which represents continued amortization of the transition obligation along with current accruals of FAS 106 expense for active employees.


 10. JOINTLY OWNED STATIONS

     Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The Subsidiaries participated with nonaffiliated utilities in the following jointly owned stations at December 31, 1995:

 General Public Utilities Corporation and Subsidiary Companies


                                                      Balance (In Millions)
                                       %                        Accumulated
  Station            Owner         Ownership      Investment    Depreciation

 Homer City         Penelec           50            $458.2         $161.6
 Conemaugh          Met-Ed            16.45          144.3           34.3
 Keystone           JCP&L             16.67           91.4           21.9
 Yards Creek        JCP&L             50              28.9            7.4
 Seneca             Penelec           20              16.4            4.8


 11. LEASES

     The GPU System's capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1995 and 1994 totaled
 $152 million and $148 million, respectively (net of amortization of $189 million and $112 million, respectively). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

     The Subsidiaries have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the Subsidiaries refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The Subsidiaries are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the Subsidiaries are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1995, 1994 and 1993, these amounts were $57 million, $50 million and $66 million, respectively.

     JCP&L and Met-Ed have sold and leased back substantially all of their respective ownership interests in the Merrill Creek Reservoir project. The minimum lease payments under these operating leases, which have remaining terms of 37 years, average approximately $3 million annually for each company.

      General Public Utilities Corporation and Subsidiary Companies




                            GENERAL PUBLIC UTILITIES CORPORATION
                                  AND SUBSIDIARY COMPANIES
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       (In Thousands)


           Column A             Column B          Column C           Column D    Column E
                                                  Additions
                                Balance      (1)          (2)
                                  at      Charged to   Charged to                Balance
                               Beginning   Costs and     Other                   at End
          Description          of Period   Expenses     Accounts    Deductions  of Period
 Year Ended December 31, 1995
   Allowance for doubtful
     accounts                  $ 7,430     $14,634     $ 5,789(a)   $19,671(b)  $ 8,182
   Allowance for inventory
     obsolescence                4,923         -           -          1 550(d)    3,373

 Year Ended December 31, 1994
   Allowance for doubtful
     accounts                  $ 7,361     $14,105     $ 5,031(a)   $19,067(b)  $ 7,430
   Allowance for inventory
     obsolescence                5,681         -           814(e)     1,572(d)    4,923

 Year Ended December 31, 1993
   Allowance for doubtful
     accounts                  $ 7,433     $13,768     $ 4,393(a)   $18,233(b)  $ 7,361
   Allowance for inventory
     obsolescence                7,168          80          56(c)     1,623(d)    5,681



 ____________________________


 (a) Recovery of accounts previously written off.

 (b) Accounts receivable written off.

 (c) Sale of inventory previously written off.

 (d) Inventory written off.

 (e) Sale of inventory previously written off at Met-Ed ($466), and reestablishment of zero value inventory at JCP&L ($348).

    Jersey Central Power & Light Company and Subsidiary Company

   COMPANY STATISTICS
     For the Years Ended December 31,                        1995         1994         1993         1992         1991         1990
     Capacity at Company Peak (In MW):
        Company-owned...............................        2,749        2,765        2,839        2,826        2,836        2,821
        Contracted..................................        2,462        2,403        2,033        2,364        1,995        1,600
          Total capacity (a).......................         5,211        5,168        4,872        5,190        4,831        4,421

     Hourly Peak Load (In MW):
        Summer peak.................................        4,554        4,292        4,564        4,149        4,376        4,047
        Winter peak.................................        3,260        3,242        3,129        3,135        3,222        2,879
        Reserve at Company peak (%).................         14.4         20.4          6.7         25.1         10.4          9.2
        Load factor (%) (b).........................         47.1         50.8         49.1         51.7         49.3         51.3

     Sources of Energy (In Thousands of MWH):
        Coal........................................        1,929        1,738        1,983        1,985        1,926        1,863
        Nuclear ...................................         6,791        5,275        6,151        6,259        4,362        5,625
        Gas, hydro & oil............................          861          757          460          270        1,066        1,161
          Net generation...........................         9,581        7,770        8,594        8,514        7,354        8,649
        Utility purchases and interchange...........        6,304        6,966        7,253        7,173        9,498        8,961
        Nonutility purchases........................        5,850        4,920        4,820        5,274        3,579        1,893
          Total sources of energy..................        21,735       19,656       20,667       20,961       20,431       19,503
        Company use, line loss, etc.................       (1,749)      (1,405)      (2,026)      (2,075)      (1,799)      (1,404)
          Total electric energy sales...............       19,986       18,251       18,641       18,886       18,632       18,099

     Fuel expense (In Millions):
        Coal........................................         $ 26         $ 26          $28          $26         $ 28         $ 25
        Nuclear.....................................           44           35           42           41           32           41
        Gas & oil...................................           31           34           29           18           41           49
          Total.....................................         $101         $ 95          $99          $85         $101         $115

     Power Purchased and Interchanged (In Millions):
        Utility purchases and interchange...........         $279         $295         $310         $325         $390         $348
        Nonutility purchases........................          382          304          292          316          216          121
          Total ...................................          $661         $599         $602         $641         $606         $469

     Electric Energy Sales (In Thousands of MWH):
        Residential.................................        7,112        7,094        6,983        6,568        6,757        6,497
        Commercial..................................        6,611        6,586        6,474        6,207        6,243        6,104
        Industrial..................................        3,562        3,673        3,689        3,723        3,816        3,790
        Other.......................................           77           76          369          389          383          382
          Sales to customers.......................        17,362       17,429       17,515       16,887       17,199       16,773
        Sales to other utilities....................        2,624          822        1,126        1,999        1,433        1,326
          Total....................................        19,986       18,251       18,641       18,886       18,632       18,099

     Operating Revenues (In Millions):
        Residential.................................       $  881       $  855       $  835       $  735       $  750       $  665
        Commercial..................................          742          721          699          630          620          559
        Industrial..................................          315          322          321          306          309          281
        Other.......................................           21           21           40           40           39           37
          Revenues from customers..................         1,959        1,919        1,895        1,711        1,718        1,542
        Sales to other utilities....................           62           19           31           53           45           54
          Total electric revenues..................         2,021        1,938        1,926        1,764        1,763        1,596
        Other revenues..............................           15           15           10           10           10            9
          Total....................................        $2,036       $1,953       $1,936       $1,774       $1,773       $1,605

     Price per KWH (In Cents):
        Residential.................................        12.31        12.06        11.90        11.15        11.11        10.24
        Commercial..................................        11.20        10.92        10.78        10.08         9.93         9.16
        Industrial..................................         8.45         8.78         8.70         8.20         8.08         7.43
        Total sales to customers....................        11.24        11.00        10.80        10.09         9.99         9.19
        Total sales.................................        10.08        10.61        10.31         9.30         9.47         8.82

     Kilowatt-hour Sales per Residential Customer..         8,559        8,690        8,669        8,264        8,585        8,303

     Customers at Year-End (In Thousands)..........           940          924          911          897          887          881



     (a)  Summer ratings at December 31, 1995 of owned and contracted capacity were 2,704 MW and 2,211 MW, respectively.
     (b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.





            Jersey Central Power & Light Company and Subsidiary Company


          SELECTED FINANCIAL DATA


                                                                                     (In Thousands)
                 For the Years Ended December 31,          1995        1994*       1993         1992        1991**      1990

                 Operating revenues                   $2,035,928 $1,952,425   $1,935,909   $1,774,071   $1,773,219  $1,604,962

                 Other operation and
                   maintenance expense                   475,448    526,623      460,128      424,285      433,562     398,598

                 Net income                              199,089    162,841      158,344      117,361      153,523     126,532


                 Earnings available
                   for common stock                      184,632    148,046      141,534       96,757      134,083     110,219


                 Net utility plant
                   in service                          2,641,565  2,620,212    2,558,160    2,429,756    2,365,987   2,234,243

                 Cash construction
                   expenditures                          217,805    243,878      197,059      218,874      241,774     271,588

                 Total assets                          4,464,979  4,336,640    4,269,155    3,886,904    3,695,645   3,531,898

                 Long-term debt                        1,192,945  1,168,444    1,215,674    1,116,930    1,022,903     927,686

                 Long-term obligations
                   under capital leases                    2,402      4,362        6,966        4,645        5,471       4,459

                 Company-obligated mandatorily
                   redeemable preferred securities       125,000          -            -            -            -           -

                 Cumulative preferred stock
                   with mandatory redemption             134,000    150,000      150,000      150,000      100,000     100,000

                 Return on average
                   common equity                           13.1%      11.2%        11.1%         8.0%        11.9%       10.5%





                 *   Results for 1994 reflect a net decrease in earnings of $23.0 million (after-tax) due to charges for costs related to early retirement programs ($30.4 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($7.4 million).

                 **  Results for 1991 reflect an increase in earnings of $27.1 million (after-tax) for an accounting change recognizing unbilled revenues and a decrease in earnings of $5.7 million (after-tax) for estimated
                     TMI-2 costs.

 Jersey Central Power & Light Company and Subsidiary Company


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS
     The Company's earnings in 1995 were $184.6 million, compared to 1994 earnings of $148 million. Contributing to this earnings increase were higher new customer sales, partially offset by lower weather-related sales; and lower other operation and maintenance expenses (O&M) due primarily to a $30.4 million (after-tax) charge in 1994 for early retirement programs. Also in 1994, the Company recognized net interest income of $7.4 million (after-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2).

     The Company's return on average common equity was 13.1% in 1995 compared to 11.2% in 1994.

     Earnings in 1994 were $148 million, compared to 1993 earnings of $141.5 million. This earnings increase was due principally to higher new customer sales, colder winter weather in 1994, and an increase in revenues resulting from a February 1993 retail base rate case. Also contributing to this earnings increase were reduced reserve capacity expense, net interest income of $7.4 million (after-tax) related to the TMI-2 tax refunds, and a performance award for the operation of the Company's nuclear generating stations. Partially offsetting these increases were a charge of $30.4 million (after-tax) related to the 1994 early retirement programs and increased O&M expenses, which included higher emergency and winter storm repairs.


 OPERATING REVENUES:
     Operating revenues increased 4.3% to $2.04 billion in 1995 after increasing 0.9% to $1.95 billion in 1994. The components of these changes are as follows:

                                                  (In Millions)
                                            1995                 1994

    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $ 11.4               $ 21.5
    Rate increase                              -                 20.8
    Energy revenues                         72.3                (31.0)
    Other revenues                          (0.2)                 5.2
         Increase in revenues             $ 83.5               $ 16.5

 Kilowatt-hour revenues

 1995
     The increase in KWH revenues was due to increases in new residential and commercial customer sales, partially offset by lower weather-related sales.

 Jersey Central Power & Light Company and Subsidiary Company


 1994
     The increase in KWH revenues was due to increases in new residential and commercial customer sales, and colder winter weather as compared to the previous year.

                1995 MWH Customer Sales by Service Class

                       Residential             41%
                       Commercial              38%
                       Industrial/Other        21%

 Energy revenues

 1995 and 1994
     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues in 1995 increased primarily from additional sales to other utilities and higher energy cost rates.

 Other revenues

 1995 and 1994
     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:
 Power purchased and interchanged

 1995 and 1994
     The increase in power purchased and interchanged (PP&I) expense was due largely to higher nonutility generation purchases.

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. However, 1995 earnings were negatively affected by higher reserve capacity expense (which is a component of PP&I) resulting primarily from a Pennsylvania-New Jersey-Maryland (PJM Power Pool) prior year adjustment and one-time net charges of
 $3.6 million (pre-tax) from another utility.   Earnings in 1994 benefitted
 from lower reserve capacity expense resulting primarily from the expiration of a power purchase contract with another utility and a reduction in purchases from affiliated companies.

 Fuel and Deferral of energy and capacity costs, net

 1995 and 1994
     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Jersey Central Power & Light Company and Subsidiary Company


 Other operation and maintenance

 1995 and 1994
     The decrease in other O&M expense was due primarily to a $46.9 million (pre-tax) charge in 1994 related to the early retirement programs and lower 1995 winter storm repairs.

 1994
     The increase in other O&M expense was primarily attributable to a $46.9 million (pre-tax) charge for the early retirement programs. Also contributing to the increase were higher emergency and winter storm repairs and the accrual of additional payroll expense under an expanded employee incentive compensation program designed to tie pay increases more closely to business results and enhance productivity.

 Depreciation and amortization

 1995
     The increase in depreciation and amortization expense was due to additions to plant in service, partially offset by lower regulatory asset amortizations.

 1994
     Depreciation and amortization expense increased due to additions to plant in service and higher regulatory asset amortizations.

 Taxes, other than income taxes

 1995 and 1994
     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:
 Other income, net

 1995 and 1994
     In 1994, the Company recorded interest income of $14.7 million (pre-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. Also in 1994, there was a write-off of $4.2 million (pre-tax) for a cancelled project.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Other interest

 1995 and 1994
     In 1994, the Company recognized interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.3 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Jersey Central Power & Light Company and Subsidiary Company


 Dividends on company-obligated mandatorily redeemable preferred securities

 1995
     Through a special-purpose partnership, the Company issued $125 million stated value of mandatorily redeemable preferred securities.


 LIQUIDITY AND CAPITAL RESOURCES
 Capital Needs:

     The Company's capital needs were $265 million in 1995, consisting of cash construction expenditures of $218 million and amounts for maturing obligations of $47 million.

     During 1995, construction expenditures were used primarily to maintain and improve existing generation, transmission and distribution facilities, continue with the construction of a new generation facility, and for various clean air compliance projects. In 1996, construction expenditures for the Company are estimated to be $256 million, consisting primarily of $202 million for ongoing system development, $26 million for upgrading the communication system, and $15 million for the continued construction of a new generation facility. Expenditures for maturing obligations will total $36 million in 1996, and $86 million in 1997. Management estimates that approximately three-fourths of the Company's 1996 capital needs will be satisfied through internally generated funds.

                         Cash Construction Expenditures
                            (In millions of dollars)
                   1991   1992   1993    1994   1995   1996
                   $242   $219   $197    $244   $218   $256*

                   * Estimate

     The Company and its affiliates' capital leases consist primarily of leases for nuclear fuel. The Company's share of nuclear fuel capital leases at December 31, 1995 totaled $88 million. In 1995, the Company and its affiliates refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. When consumed, portions of the presently leased material will be replaced by additional leased material at a rate of between $20 million and $25 million annually. In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

 Financing:

     In 1995, GPU sold five million shares of common stock. The net proceeds of $157.5 million were used to make cash capital contributions to the GPU

 Jersey Central Power & Light Company and Subsidiary Company


 System, of which the Company's share was $75 million, and to repay GPU short-term debt.

     The Company has regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through June 1997. Under existing authorizations, the Company may issue these senior securities in the amount of up to $225 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1995, the Company issued $50 million principal amount of FMBs, the proceeds of which were used to moderate short-term debt levels. JCP&L Capital L.P., a special-purpose partnership in which a subsidiary of the Company is the sole general partner, issued $125 million stated value of mandatorily redeemable preferred securities (carried on the balance sheet as Company-obligated mandatorily redeemable preferred securities). The proceeds from the issuance were used to reduce short-term debt and retire senior securities. Also in 1995, the Company repurchased, in the market, $6 million stated value of cumulative preferred stock. The repurchased shares may be used to satisfy future sinking fund requirements.

     The Company's FMB indenture and certificate of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     The Company's cost of capital and ability to obtain external financing are affected by its security ratings, which are periodically reviewed by the three major credit rating agencies. The Company's senior securities ratings have remained constant since August 1994. The Company's FMBs are currently rated at an equivalent of BBB+ by the three major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities issues have been assigned an equivalent of BBB. In addition, the Company's commercial paper is rated as having good credit quality.

     The Standard & Poor's (S&P) rating outlook for the Company has remained at "stable," and reflects a manageable construction program, minimal rate relief requirements and expectations of modest strengthening in the service area economy. The rating outlook is used to assess the potential direction of an issuer's long-term debt rating over the intermediate to longer-term. The S&P business position assigned to the Company has remained unchanged throughout the year at "low average". The business position is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry.

     The Company may issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities.

 Jersey Central Power & Light Company and Subsidiary Company


 Capitalization:

     The Company's target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The targets and actual capitalization ratios are as follows:

                                 Target Range     1995    1994    1993
 Common equity                      48-51%         49%     47%     47%
 Preferred equity                    8-10          10       7       7
 Notes payable and
   long-term debt                   44-39          41      46      46
                                      100%        100%    100%    100%




     The following remaining sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented on a combined basis, and are included in the GPU section of this Form 10-K.


 COMPETITIVE ENVIRONMENT:  See GPU page F-13.

     Recent Regulatory Actions:  See GPU page F-13.

     Managing the Transition:  See GPU pages F-16.

     Nonutility Generation Agreements:  See GPU page F-17.


 THE GPU SUPPLY PLAN:  See GPU page F-18.

     New Energy Supplies:  See GPU page F-19.

     Managing Nonutility Generation:  See GPU page F-19.


 ENVIRONMENTAL ISSUES:  See GPU pages F-21.


 LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS:  See GPU page F-22.


 EFFECTS OF INFLATION:  See GPU page F-22.

 Jersey Central Power & Light Company and Subsidiary Company


 QUARTERLY FINANCIAL DATA (Unaudited)


 In Thousands

                             First Quarter               Second Quarter
                          1995         1994*           1995          1994**

 Operating revenues     $468,034      $486,910       $453,081       $458,897

 Operating income         57,227        71,521         61,834         29,270

 Net income               36,211        53,097         36,796          5,175

 Earnings available
  for common stock        32,512        49,398         33,210          1,476



 In Thousands

                            Third Quarter                Fourth Quarter
                          1995          1994           1995          1994


 Operating revenues     $625,479      $567,827       $489,334       $438,791

 Operating income        119,457        99,304         52,702         54,183

 Net income               95,447        74,573         30,635         29,996

 Earnings available
  for common stock        91,861        70,875         27,049         26,297



 * Results for the first quarter of 1994 reflect an increase in earnings of $7.4 million (after-tax) resulting from net interest income on refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 ** Results for the second quarter of 1994 reflect a decrease in earnings of $30.4 million (after-tax) for costs related to early retirement programs.

 Jersey Central Power & Light Company and Subsidiary Company


 REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors
 Jersey Central Power & Light Company
 Morristown, New Jersey

 We have audited the consolidated financial statements and financial statement schedule of Jersey Central Power & Light Company and Subsidiary Company as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jersey Central Power & Light Company and Subsidiary Company as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 January 31, 1996

 Jersey Central Power & Light Company and Subsidiary Company


 CONSOLIDATED STATEMENTS OF INCOME

                                                     (In Thousands)
 For the Years Ended December 31,             1995         1994        1993

 Operating Revenues                        $2,035,928   $1,952,425  $1,935,909

 Operating Expenses:
   Fuel                                       101,110       94,503      98,683
   Power purchased and interchanged:
     Affiliates                                17,950       18,661      23,681
     Others                                   642,858      579,948     578,131
   Deferral of energy and capacity
     costs, net                                (5,949)     (19,448)     28,726
   Other operation and maintenance            475,448      526,623     460,128
   Depreciation and amortization              194,976      191,042     182,945
   Taxes, other than income taxes             226,994      231,070     228,690
       Total operating expenses             1,653,387    1,622,399   1,600,984

 Operating Income Before Income Taxes         382,541      330,026     334,925
   Income taxes                                91,321       75,748      77,995
 Operating Income                             291,220      254,278     256,930

 Other Income and Deductions:
   Allowance for other funds
     used during construction                   1,803          893       2,471
   Other income, net                           14,889       21,995       6,281
   Income taxes                                (5,905)      (9,372)     (2,847)
       Total other income and deductions       10,787       13,516       5,905

 Income Before Interest Charges and
   Dividends on Preferred Securities          302,007      267,794     262,835

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                  92,602       93,477     100,246
   Other interest                               9,709       14,726       6,530
   Allowance for borrowed funds
     used during construction                  (6,021)      (3,250)     (2,285)
   Dividends on company-obligated
     mandatorily redeemable preferred
      securities                                6,628         -           -
      Total interest charges and dividends
        on preferred securities               102,918      104,953     104,491

 Net Income                                   199,089      162,841     158,344
   Preferred stock dividends                   14,457       14,795      16,810
 Earnings Available for Common Stock       $  184,632   $  148,046  $  141,534



The accompanying notes are an integral part of the consolidated financial statements.

 Jersey Central Power & Light Company and Subsidiary Company


 CONSOLIDATED BALANCE SHEETS

                                                            (In Thousands)
 December 31,                                            1995           1994

 ASSETS
 Utility Plant:
   In service, at original cost                       $4,311,458     $4,119,617
   Less, accumulated depreciation                      1,669,893      1,499,405
        Net utility plant in service                   2,641,565      2,620,212
   Construction work in progress                         157,885        136,884
   Other, net                                            111,023        123,349
        Net utility plant                              2,910,473      2,880,445

 Other Property and Investments:
   Nuclear decommissioning trusts                        225,200        165,511
   Nuclear fuel disposal fund                             95,393         82,920
   Other, net                                              7,218          6,906
        Total other property and investments             327,811        255,337

 Current Assets:
   Cash and temporary cash investments                       922          1,041
   Special deposits                                        7,358          4,608
   Accounts receivable:
     Customers, net                                      150,002        126,760
     Other                                                21,912         16,936
   Unbilled revenues                                      66,389         59,288
   Materials and supplies, at average cost or less:
     Construction and maintenance                         95,949         95,937
     Fuel                                                 18,693         18,563
   Deferred energy costs                                   5,290           (148)
   Deferred income taxes                                  12,142         10,454
   Prepayments                                            20,869         45,880
        Total current assets                             399,526        379,319

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs             138,472        138,294
     Unamortized property losses                         100,176        104,451
     Income taxes recoverable through
       future rates                                      134,787        132,642
     Other                                               311,293        309,230
        Total regulatory assets                          684,728        684,617
   Deferred income taxes                                 122,082        122,944
   Other                                                  20,359         13,978
        Total deferred debits and other assets           827,169        821,539


        Total Assets                                  $4,464,979     $4,336,640


 The accompanying notes are an integral part of the consolidated financial statements.

 Jersey Central Power & Light Company and Subsidiary Company


 CONSOLIDATED BALANCE SHEETS

                                                            (In Thousands)
 December 31,                                            1995           1994

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                      $  153,713     $  153,713
   Capital surplus                                      510,769        435,715
   Retained earnings                                    816,770        772,240
        Total common stockholder's equity             1,481,252      1,361,668
   Cumulative preferred stock:
     With mandatory redemption                          134,000        150,000
     Without mandatory redemption                        37,741         37,741
   Company-obligated mandatorily
     redeemable preferred securities                    125,000           -
   Long-term debt                                     1,192,945      1,168,444
        Total capitalization                          2,970,938      2,717,853

 Current Liabilities:
   Securities due within one year                        35,710         47,439
   Notes payable                                            800        110,356
   Obligations under capital leases                      90,329        102,059
   Accounts payable:
     Affiliates                                          31,885         34,283
     Other                                              111,225        118,369
   Taxes accrued                                         10,516         22,561
   Interest accrued                                      28,718         29,765
   Other                                                 75,069         75,159
        Total current liabilities                       384,252        539,991

 Deferred Credits and Other Liabilities:
   Deferred income taxes                                607,188        598,843
   Unamortized investment tax credits                    66,874         72,928
   Three Mile Island Unit 2 future costs                103,271         85,273
   Nuclear Fuel Disposal Fee                            121,121        114,374
   Regulatory liabilities                                37,597         41,732
   Other                                                173,738        165,646
        Total deferred credits and
          other liabilities                           1,109,789      1,078,796

 Commitments and Contingencies (Note 1)






       Total Liabilities and Capital                 $4,464,979     $4,336,640


 The accompanying notes are an integral part of the consolidated financial statements.

      Jersey Central Power & Light Company and Subsidiary Company


      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                   (In Thousands)
      For the Years Ended December 31,                   1995           1994          1993
      Balance at beginning of year                     $772,240       $724,194      $644,899

        Net income                                      199,089        162,841       158,344

               Total                                    971,329        887,035       803,243


        Cash dividends on capital stock:

             Cumulative preferred stock
             (at the annual rates
             indicated below):

               4% Series      ($4.00 a share)              (500)          (500)         (500)
               8.12% Series   ($8.12 a share)                -             -          (1,015)
               8% Series      ($8.00 a share)                -             -          (1,000)
               7.88% Series E ($7.88 a share)            (1,970)        (1,970)       (1,970)
               8.48% Series I ($8.48 a share)            (4,240)        (4,240)       (4,240)
               8.65% Series J ($8.65 a share)            (4,325)        (4,325)       (4,325)
               7.52% Series K ($7.52 a share)            (3,422)        (3,760)       (3,760)
             Common stock (not declared on a
             per share basis)                          (140,000)      (100,000)      (60,000)

               Total                                   (154,457)      (114,795)      (76,810)


        Other adjustments, net                             (102)           -          (2,239)

      Balance at end of year                          $ 816,770      $ 772,240      $724,194












 The accompanying notes are an integral part of the consolidated financial statements.

      Jersey Central Power & Light Company and Subsidiary Company


      CONSOLIDATED STATEMENT OF CAPITAL STOCK
      December 31, 1995                                                     (In Thousands)
      Cumulative preferred stock, without par value, 15,600,000 shares authorized
        (1,815,000 shares issued and outstanding) (a), (b) & (c):
        Cumulative preferred stock - no mandatory redemption:
            125,000 shares, 4% Series, callable at $106.50 a share             $ 12,500
            250,000 shares, 7.88% Series E, callable at $103.65 a share          25,000
            Premium on cumulative preferred stock                                   241
              Total cumulative preferred stock - no mandatory redemption       $ 37,741

        Cumulative preferred stock - with mandatory redemption (d):
            500,000 shares, 8.48% Series I                                     $ 50,000
            500,000 shares, 8.65% Series J                                       50,000
            440,000 shares, 7.52% Series K                                       44,000
              Subtotal                                                          144,000
            Amount due in one year (d)                                          (10,000)
              Total cumulative preferred stock - with mandatory
                redemption                                                     $134,000

      Common stock, par value $10 a share, 16,000,000 shares authorized,
        15,371,270 shares issued and outstanding                               $153,713

      Company-obligated mandatorily redeemable preferred securities,
        8.56% Series A, $25 stated value, 5,000,000 shares authorized,
        5,000,000 shares issued and outstanding (e) (f)                        $125,000



      (a)   The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively.  The 7.52% Series is to be redeemed ratably over twenty years beginning in 1998.  The 8.65% Series is to be redeemed ratably over six years beginning in 2000.  The 8.48% Series is not callable and is to be redeemed ratably over five years beginning in 1996.  Each issue of cumulative preferred stock with mandatory redemption provisions provides that the Company may, at its option, redeem an amount of shares equal to its mandatory sinking fund requirement at such time as the mandatory sinking fund redemption is made.  No shares of preferred stock were issued in the three years ended December 31, 1995.

      (b)   During 1995, the Company repurchased in the market 60,000 shares of its 7.52%
            Series of cumulative preferred stock with mandatory redemption (aggregate stated
            value of $6,000,000), at a total cost of $6.1 million.  This resulted in a $.1 million charge to retained earnings.  During 1993, the Company redeemed all of its outstanding 8.12% Series of cumulative preferred stock (aggregate stated value of
            $25 million), at a total cost of $26.1 million.  Also during 1993, the Company redeemed all of its outstanding 8% Series of cumulative preferred stock (aggregate stated value of $25 million), at a total cost of $26.3 million.  These redemptions resulted in a net $2.2 million charge to retained earnings. No other shares of preferred stock were redeemed in the three years ended December 31, 1995.







      Jersey Central Power & Light Company and Subsidiary Company


      CONSOLIDATED STATEMENT OF CAPITAL STOCK (continued)


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

      (d)   The outstanding shares with mandatory redemption have aggregate redemption requirements of $65.8 million the years 1996 through 2000 as of December 31, 1995.

      (e)   JCP&L Capital L.P. is a special-purpose partnership in which a subsidiary of the
            Company is the sole general partner.  In 1995, JCP&L Capital L.P. issued $125 million of mandatorily redeemable preferred securities (Preferred Securities).  The proceeds from the sale of the Preferred Securities were then lent to the Company which, in turn, issued deferrable interest subordinated debentures to the partnership.  The Company is taking a tax deduction for the interest paid on the subordinated debentures while gaining some preferred equity recognition from the credit rating agencies for the Preferred Securities.

      (f)   The issued and outstanding Preferred Securities of JCP&L Capital L.P. mature in
            2044 and are redeemable after May 18, 2000, at 100% of the principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction for the interest paid on the subordinated debentures.  The partnership's sole assets are the subordinated debentures.  The Company has fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of the Preferred Securities.  Distribution on the Preferred Securities (and interest on the subordinated debentures) may be deferred for up to 60 months, but the Company may not pay dividends or redeem or acquire any of its preferred or common stock until deferred payments are paid in full.







  The accompanying notes are an integral part of the consolidated financial statements.

    Jersey Central Power & Light Company and Subsidiary Company


    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  (In Thousands)
    For The Years Ended December 31,                          1995           1994          1993
    Operating Activities:
      Net income                                           $  199,089    $  162,841    $  158,344
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                         212,609       209,823       199,201
        Amortization of property under capital leases          31,963        27,876        34,333
        Voluntary enhanced retirement programs                   -           46,862          -
        Nuclear outage maintenance costs, net                  16,239       (16,182)        1,323
        Deferred income taxes and investment tax
          credits, net                                         (3,264)       35,426        39,139
        Deferred energy and capacity costs, net                (6,511)      (19,166)       29,305
        Accretion income                                      (12,520)      (13,541)      (14,500)
        Allowance for other funds used during construction     (1,803)         (893)       (2,471)
      Changes in working capital:
        Receivables                                           (35,318)       24,579       (25,579)
        Materials and supplies                                 (2,642)        1,221        10,218
        Special deposits and prepayments                       22,261        20,282       (24,672)
        Payables and accrued liabilities                      (47,634)     (103,485)     (111,061)
      Other, net                                              (29,816)      (19,537)      (26,938)
          Net cash provided by operating activities           342,653       356,106       266,642

    Investing Activities:
      Cash construction expenditures                         (217,805)     (243,878)     (197,059)
      Contributions to decommissioning trusts                 (18,793)      (17,237)      (18,896)
      Other, net                                               (7,114)      (15,417)       (7,695)
          Net cash used for investing activities             (243,712)     (276,532)     (223,650)

    Financing Activities:
      Issuance of long-term debt                               49,625          -          548,600
      (Decrease) increase in notes payable, net              (109,700)      110,500        (5,700)
      Retirement of long-term debt                            (47,439)      (60,008)     (408,527)
      Capital lease principal payments                        (26,991)      (31,531)      (30,011)
      Redemption of preferred stock                            (6,049)         -          (52,375)
      Issuance of company-obligated mandatorily
        redeemable preferred securities                       121,063          -             -
      Dividends paid on common stock                         (140,000)     (100,000)      (60,000)
      Dividends paid on preferred stock                       (14,569)      (14,795)      (17,818)
      Contributions from parent corporation                    75,000          -             -
          Net cash required by financing activities           (99,060)      (95,834)      (25,831)

    Net (decrease) increase in cash and temporary
      cash investments from above activities                     (119)      (16,260)       17,161
    Cash and temporary cash investments, beginning of year      1,041        17,301           140
    Cash and temporary cash investments, end of year       $      922    $    1,041    $   17,301

    Supplemental Disclosure:
      Interest paid                                        $  106,673    $  109,094    $  129,868
      Income taxes paid                                    $   93,662    $   44,619    $   42,605
      New capital lease obligations incurred               $   18,264    $   37,699    $   18,919

   The accompanying notes are an integral part of the consolidated financial statements.

 Jersey Central Power & Light Company and Subsidiary Company


 CONSOLIDATED STATEMENT OF LONG-TERM DEBT



 December 31, 1995                                                          (In Thousands)
 First Mortgage Bonds - Series as noted (a) & (b):
   6 1/8% due 1996    $ 25,701                7.90%  due 2007    $    40,000
   6.90%  due 1997      30,000                7 1/8% due 2009          6,300
   6 5/8% due 1997      25,874                7.10%  due 2015         12,200
   6.70%  due 1997      20,000                9.20%  due 2021         50,000
   7 1/4% due 1998      24,191                8.55%  due 2022         30,000
   6.04%  due 2000      40,000                8.82%  due 2022         12,000
   9%     due 2002      50,000                8.85%  due 2022         38,000
   6 3/8% due 2003     150,000                8.32%  due 2022         40,000
   7 1/8% due 2004     160,000                7.98%  due 2023         40,000
   6.78%  due 2005      50,000                7 1/2% due 2023        125,000
   8.25%  due 2006      50,000                8.45%  due 2025         50,000
                                              6 3/4% due 2025        150,000

          Subtotal                                               $ 1,219,266

   Amount due within one year (a)                                    (25,701)     $1,193,565

   Other long-term debt (net of $9 thousand due within one year)                       3,058

   Unamortized net discount on long-term debt                                         (3,678)

          Total long-term debt                                                    $1,192,945








 (a)  For the years 1996, 1997, 1998 and 2000 the Company has long-term debt maturities of
      $25.7 million, $75.9 million, $24.2 million, and $40.0 million, respectively.  The
      Company has no long-term debt maturities in 1999.

 (b)  Substantially all of the utility plant owned by the Company is subject to the lien of its mortgage.





  The accompanying notes are an integral part of the consolidated financial statements.

 Jersey Central Power & Light Company and Subsidiary Company


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Jersey Central Power & Light Company (the Company), which was incorporated under the laws of New Jersey in 1925, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company's business is the generation, transmission, distribution and sale of electricity. The Company owns all of the common stock of JCP&L Preferred Capital, Inc., which is the sole general partner of JCP&L Capital L.P., a special-purpose partnership. The Company is affiliated with Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The Company, Met-Ed and Penelec are referred to herein as the "Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc., EI Power, Inc., and EI Energy, Inc. (collectively, the "EI Group"), which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. All of the Company's affiliates are wholly-owned subsidiaries of GPU. The Company and its affiliates, as well as GPUSC, GPUN and the EI Group, are referred to herein as the "GPU System."


 Note 1, "Commitments and Contingencies," and Note 2, "Summary of Significant Accounting Policies," are being presented for GPU, the Company and its affiliates on a combined basis and are included in the GPU section of this Form 10-K.


 Note 1 - Commitments and Contingencies:  See GPU page F-30.

          Nuclear Facilities:  See GPU page F-30.

          Nuclear Plant Retirement Costs:  See GPU page F-33.

          Insurance:  See GPU page F-38.

          Competition and the Changing Regulatory
             Environment:  See GPU page F-38.

          Environmental Matters:  See GPU page F-44.

          Other Commitments and Contingencies:  See GPU page F-46.

 Note 2 - Summary of Significant Accounting Policies:
          See GPU page F-49.

 Jersey Central Power & Light Company and Subsidiary Company


 3.  SHORT-TERM BORROWING ARRANGEMENTS

     At December 31, 1995 and 1994, the Company had $1 million and $110 million of short-term notes outstanding, respectively, of which $33 million in 1994 was commercial paper and the remainder was issued under bank lines of credit (credit facilities). The Company's weighted average interest rate on short term borrowings was 6% and 6.2% at December 31, 1995 and 1994, respectively.

     GPU and the Company and its affiliates have $529 million of credit facilities, which includes a Revolving Credit Agreement (Credit Agreement) with a consortium of banks. The credit facilities generally provide for the payment of a commitment fee on the unborrowed amount of 1/8 of 1% annually. Borrowings under these credit facilities generally bear interest based on the prime rate or money market rates. Notes issued under the Credit Agreement, which expires November 1, 1999, are limited to $250 million in total borrowings outstanding at any time and subject to various covenants and acceleration under certain conditions. The Credit Agreement borrowing rates and facility fee are dependent on the long-term debt ratings of the Company and its affiliates.


 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, as of December 31, 1995 and 1994, are as follows:

                                                        (In Millions)
                                                     Carrying     Fair
                                                      Amount      Value
      December 31, 1995:
           Cumulative preferred stock
               with mandatory redemption             $  134      $  147
           Company-obligated mandatorily
               redeemable preferred securities          125         131
           Long-term debt                             1,193       1,261

      December 31, 1994:
           Cumulative preferred stock
               with mandatory redemption             $  150      $  140
           Long-term debt                             1,168       1,051


      The fair values of the Company's financial instruments are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities and credit qualities.


 5.  INCOME TAXES

      Effective January 1, 1993, the Company implemented FAS 109, "Accounting for Income Taxes." The cumulative effect of this accounting change on net

 Jersey Central Power & Light Company and Subsidiary Company


 income was immaterial. As of December 31, 1995 and 1994, the balance sheet reflected $135 million and $132 million, respectively, of income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through future rates of $36 million and $40 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded.

      A summary of the components of deferred taxes as of December 31, 1995 and 1994 is as follows:

                                  (In Millions)

       Deferred Tax Assets                  Deferred Tax Liabilities

                           1995   1994                           1995    1994
       Current:                         Current:
       Unbilled revenue    $ 12   $ 10  Revenue taxes            $ 16    $ 18
                                        Deferred energy             3       -
         Total             $ 12   $ 10    Total                  $ 19    $ 18

       Noncurrent:                      Noncurrent:
       Unamortized ITC     $ 36   $ 40  Liberalized
       Decommissioning       26     25    depreciation:
       Contribution in aid                  previously flowed
         of construction     19     20       through             $ 77    $ 86
       Other                 41     38      future revenue
         Total             $122   $123       requirements          42      46
                                            Subtotal              119     132
                                        Liberalized
                                          depreciation            393     383
                                        Forked River               11      54
                                        Other                      84      29
                                          Total                  $607    $598


       The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:
                                                       (In Millions)
                                                 1995       1994      1993

 Net income                                      $199       $163      $158
 Income tax expense                                97         85        81
   Book income subject to tax                    $296       $248      $239

 Federal statutory rate                            35%        35%       35%
 Other                                             (2)        (1)       (1)
   Effective income tax rate                       33%        34%       34%

 Jersey Central Power & Light Company and Subsidiary Company


 Federal and state income tax expense is comprised of the following:

                                                        (In Millions)
                                                 1995       1994      1993
 Provisions for taxes currently payable          $100       $ 50      $ 42

 Deferred income taxes:
   Liberalized depreciation                         8         13        19
   NUG buyout costs                                 6          -         -
   Gain/Loss on reacquired debt                     -          6         9
   New Jersey revenue tax                          (2)        32        32
   Deferral of energy costs                         1          9        (8)
   Abandonment loss - Forked River                 (4)        (5)       (4)
   Nuclear outage maintenance costs                (6)         6         -
   Accretion income                                 5          6         6
   Unbilled revenue                                (2)         2         5
   VERP                                             3        (15)        -
   Other                                           (6)       (12)      (14)
      Deferred income taxes, net                    3         42        45
 Amortization of ITC, net                         ( 6)       ( 7)      ( 6)
      Income tax expense                         $ 97       $ 85      $ 81


      In 1994, the GPU System and the Internal Revenue Service (IRS) reached an agreement to settle the claim for 1986 that TMI-2 has been retired for tax purposes. The Company and its affiliates have received net refunds totaling $17 million, of which the Company's share is $4 million, which have been credited to their customers. Also in 1994, the GPU System received net interest from the IRS totaling $46 million, of which the Company's share is $11.5 million (before income taxes), associated with the refund settlement, which was credited to income. The IRS has completed its examinations of the GPU System's federal income tax returns through 1989. The years 1990 through 1992 are currently being audited.


 6.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Maintenance expense and other taxes charged to operating expenses consisted of the following:
                                                           (In Millions)
                                                   1995      1994      1993

 Maintenance                                       $128      $132      $135
 Other taxes:
   New Jersey unit tax                             $209      $204      $202
   Real estate and personal property                  8         7         6
   Other                                             10        20        21
      Total                                        $227      $231      $229

 Jersey Central Power & Light Company and Subsidiary Company


      For the years 1995, 1994 and 1993, the cost to the Company of services rendered to it by GPUSC amounted to approximately $43 million, $48 million and $39 million, respectively, of which approximately $35 million, $37 million and $29 million, respectively, was charged to income. For the years 1995, 1994 and 1993, the cost to the Company of services rendered to it by GPUN amounted to approximately $186 million, $268 million and $227 million, respectively of which approximately $148 million, $205 million and $184 million, respectively was charged to income. For the years 1995, 1994 and 1993, the Company purchased $23 million, $22 million and $23 million, respectively, in energy from a cogeneration project in which an affiliate has a 50 percent partnership interest.


 7.   EMPLOYEE BENEFITS

 Pension Plans:

      The Company maintains defined benefit pension plans covering substantially all employees. The Company's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

      A summary of the components of net periodic pension cost follows:

                                                         (In Millions)
                                                     1995      1994     1993
 Service cost-benefits earned during the period   $   7.3    $  8.8   $  8.7
 Interest cost on projected benefit obligation       32.9      29.0     29.4
 Less: Expected return on plan assets               (35.2)    (33.3)   (32.1)
       Amortization                                  (0.3)     (0.5)    (0.4)
 Net periodic pension cost                        $   4.7    $  4.0   $  5.6


      The above 1994 amounts do not include a pre-tax charge to earnings of $38 million resulting from the Voluntary Enhanced Retirement Programs (VERP).

      The actual return on the plans' assets for the years 1995, 1994 and 1993 were gains of $101.3 million, $4.4 million and $48.0 million, respectively.

      The funded status of the plans and related assumptions at December 31, 1995 and 1994 were as follows:

 Jersey Central Power & Light Company and Subsidiary Company


                                                              (In Millions)
                                                            1995         1994
 Accumulated benefit obligation (ABO):
   Vested benefits                                       $ 359.8     $  335.9
   Nonvested benefits                                       30.4         34.3
     Total ABO                                             390.2        370.2
 Effect of future compensation levels                       69.9         55.9
     Projected benefit obligation (PBO)                  $ 460.1      $ 426.1

 Plan assets at fair value                               $ 494.4      $ 403.7
 PBO                                                      (460.1)      (426.1)
   Plan assets in excess of (less than) PBO                 34.3        (22.4)
 Less: Unrecognized net (gain) loss                        (32.2)        13.3
       Unrecognized prior service cost                       2.4          3.5
       Unrecognized net transition asset                    (2.1)        (2.5)
     Prepaid (accrued) pension cost                      $   2.4      $  (8.1)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets            8.5          8.5
   Discount rate                                             7.5          8.0
   Annual increase in compensation levels                    5.5          6.0


     In 1995, changes in assumptions, primarily the decrease in the discount rate assumption from 8% to 7.5%, resulted in a $19 million increase in the PBO as of December 31, 1995. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net (gain) loss represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition asset arising out of the adoption of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

 Savings Plans:

     The Company also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits. The Company's savings plans provide for various levels of matching contributions. The matching contributions for the Company for 1995, 1994 and 1993 were $3.2 million, $2.4 million and $2.4 million, respectively.

 Postretirement Benefits Other Than Pensions:

     The Company provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. Health care benefits are administered by various organizations. A portion of the costs are borne by the participants.

 Jersey Central Power & Light Company and Subsidiary Company


 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. The Company has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

     A summary of the components of the net periodic postretirement benefit cost for 1995, 1994 and 1993 follows:

                                                              (In Millions)
                                                         1995     1994    1993
 Service cost-benefits attributed to service
   during the period                                   $  3.0   $  3.3  $  3.4
 Interest cost on the accumulated postretirement
   benefit obligation                                    11.2      9.4    10.4
 Expected return on plan assets                          (2.3)    (1.7)
 (0.7)
 Amortization of transition obligation                    5.0      5.2     5.7
 Other amortization, net                                  0.5      0.4      -
   Net periodic postretirement benefit cost              17.4     16.6    18.8
 Less, deferred for future recovery                      (4.0)    (7.8)
 (9.6)
      Postretirement benefit cost, net of deferrals    $ 13.4   $  8.8  $  9.2


     The above 1994 amounts do not include a pre-tax charge to earnings of $9 million relating to the VERP. The amount deferred for future recovery does not include $5.0 million of allocated postretirement benefit costs from the Company's affiliates for 1995.

     The actual return on the plans' assets for the years 1995, 1994 and 1993 was a gain of $5.7 million, $0.6 million and $0.9 million, respectively.

     The funded status of the plans at December 31, 1995 and 1994, was as follows:

 Jersey Central Power & Light Company and Subsidiary Company


                                                           (In Millions)
                                                          1995       1994
 Accumulated Postretirement Benefit Obligation:
   Retirees                                            $  89.2    $  72.0
   Fully eligible active plan participants                18.9       24.7
   Other active plan participants                         53.4       47.1
      Total accumulated postretirement
        benefit obligation (APBO)                      $ 161.5    $ 143.8

 APBO                                                  $(161.5)   $(143.8)
 Plan assets at fair value                                39.7       26.0
 APBO in excess of plan assets                          (121.8)    (117.8)
 Less:   Unrecognized net loss                            12.9        7.5
         Unrecognized transition obligation               85.3       90.0
      Accrued postretirement benefit liability         $ (23.6)   $ (20.3)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets          8.5        8.5
   Discount rate                                           7.5        8.0


     The Company intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

     In 1995, the decrease in the health-care cost trend rate assumptions resulted in a $13 million decrease in the APBO, which was partially offset by an increase of $11 million in the APBO caused by the decrease in the discount rate assumption from 8% to 7.5%. The accumulated postretirement benefits obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 12% for those not eligible for Medicare and 9% for those eligible for Medicare, then decreasing gradually to 6% in 2000 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $17 million as of December 31, 1995 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $2 million.

     In the Company's 1993 base rate proceeding, the NJBPU allowed the Company to collect $3 million annually of the incremental postretirement benefit costs, charged to expense, recognized as a result of FAS 106. Based on the final order and in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," the Company is deferring the amounts above that level.

 Jersey Central Power & Light Company and Subsidiary Company


 8.   JOINTLY OWNED STATIONS

   Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The Company participated with affiliated and nonaffiliated utilities in the following jointly owned stations at December 31, 1995:

                                                      Balance (In Millions)
                                       %                        Accumulated
  Station                          Ownership      Investment    Depreciation
 Three Mile Island Unit 1             25            $214.4         $ 70.1
 Keystone                             16.67           91.4           21.9
 Yards Creek                          50              28.9            7.4


 9.   LEASES

      The Company's capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1995 and 1994 totaled $88 million and $99 million, respectively (net of amortization of $127 million and $68 million, respectively). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

      The Company and its affiliates have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the Company and its affiliates refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The Company and its affiliates are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the Company and its affiliates are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1995, 1994 and 1993, these amounts were $35 million, $28 million and $34 million, respectively.

      The Company has sold and leased back substantially all of its ownership interest in the Merrill Creek Reservoir Project. The minimum lease payments under this operating lease, which has a remaining term of 37 years, average approximately $3 million annually.

    Jersey Central Power & Light Company and Subsidiary Company



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                        AND SUBSIDIARY COMPANY
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            (In Thousands)
              Column A               Column B          Column C            Column D     Column E
                                                       Additions
                                     Balance       (1)         (2)
                                       at       Charged to   Charged                    Balance
                                    Beginning    Costs and   to Other                   at End
            Description             of Period    Expenses    Accounts     Deductions   of Period
    Year Ended December 31, 1995
      Allowance for Doubtful
        Accounts                     $1,359       $5,076     $2,480(a)     $6,957(b)     $1,958
      Allowance for Inventory
        Obsolescence                    348          -          -             151(d)        197

    Year Ended December 31, 1994
      Allowance for Doubtful
        Accounts                     $1,143       $5,447     $1,972(a)     $7,203(b)     $1,359
      Allowance for Inventory
        Obsolescence                    -            -          348(e)        -             348

    Year Ended December 31, 1993
      Allowance for Doubtful
        Accounts                     $1,320       $5,274     $1,748(a)     $7,199(b)     $1,143
      Allowance for Inventory
        Obsolescence                    857          -           32(c)        889(d)        -






    (a)  Recovery of accounts previously written off.

    (b)  Accounts receivable written off.

    (c)  Sale of inventory previously written off.

    (d)  Inventory written off.

    (e)  Reestablishment of zero value inventory.

    Metropolitan Edison Company and Subsidiary Companies


    COMPANY STATISTICS
     For The Years Ended December 31,                       1995          1994         1993         1992         1991          1990
     Capacity at Company Peak (In MW):
       Company owned................................       1,604         1,602        1,602        1,602        1,613         1,613
       Contracted...................................         492           499          676          609          677           501
           Total capacity (a).......................       2,096         2,101        2,278        2,211        2,290         2,114

     Hourly Peak Load (In MW):
       Summer peak..................................       2,186         2,000        1,944        1,845        1,978         1,773
       Winter peak..................................       2,012         1,954        1,940        1,834        1,842         1,772
       Reserve at Company peak (%)..................        (4.1)          5.1         17.2         19.8         15.8          19.2
       Load Factor (%) (b)..........................        61.4          66.6         67.2         67.6         63.2          68.3

     Sources of Energy (In Thousands of MWH):
       Coal.........................................       4,334         4,547        4,283        4,809        4,829         4,903
       Nuclear......................................       3,194         3,294        2,975        3,460        2,824         2,640
       Gas, hydro & oil.............................         253           194           42           64           85           224
          Net generation............................       7,781         8,035        7,300        8,333        7,738         7,767
       Utility purchases and interchange............       3,087         2,295        3,398        3,319        3,477         3,343
       Nonutility purchases.........................       2,066         1,654        1,623        1,333        1,135           929
          Total sources of energy...................      12,934        11,984       12,321       12,985       12,350        12,039
       Company use, line loss, etc..................        (856)         (660)        (884)        (479)        (982)         (856)
          Total electric energy sales...............      12,078        11,324       11,437       12,506       11,368        11,183

     Fuel expense (In Millions):
       Coal.........................................         $61           $71           64          $72         $ 88          $ 85
       Nuclear......................................          20            20           16           19           19            17
       Gas & oil....................................           6             3            2            2            2             4
         Total......................................         $87           $94          $82          $93         $109          $106

     Power Purchased and Interchanged (In Millions):
       Utility purchases and interchange............        $ 84          $ 80         $108         $105         $122          $113
       Nonutility purchases.........................         131           101           95           78           66            52
         Total......................................        $215          $181         $203         $183         $188          $165

     Electric Energy Sales (In Thousands of MWH):
       Residential..................................       3,925         3,921        3,800        3,567        3,542         3,383
       Commercial...................................       3,011         2,921        2,794        2,638        2,618         2,506
       Industrial...................................       3,957         3,861        3,664        3,589        3,502         3,496
       Other........................................         209           211          284          329          320           333
          Sales to customers........................      11,102        10,914       10,542       10,123        9,982         9,718
       Sales to other utilities.....................         976           410          895        2,383        1,386         1,465
          Total.....................................      12,078        11,324       11,437       12,506       11,368        11,183

     Operating Revenues (In Millions):
       Residential..................................        $339          $327         $322         $306         $301          $271
       Commercial...................................         229           215          209          201          197           177
       Industrial...................................         228           215          207          213          209           193
       Other........................................          13            12           18           22           21            20
          Revenues from customers...................         809           769          756          742          728           661
       Sales to other utilities.....................          26            12           27           63           45            44
          Total electric revenues...................         835           781          783          805          773           705
       Other revenues...............................          20            20           18           17           15            15
          Total.....................................        $855          $801         $801         $822         $788          $720

     Price per KWH (In Cents):
       Residential..................................        8.54          8.39         8.42         8.60         8.45          8.01
       Commercial...................................        7.54          7.38         7.46         7.63         7.51          7.07
       Industrial...................................        5.74          5.55         5.68         5.95         5.96          5.50
       Total sales to customers.....................        7.23          7.07         7.16         7.34         7.27          6.80
       Total sales..................................        6.86          6.92         6.83         6.45         6.78          6.30

     Kilowatt-hour Sales per Residential Customer...       9,609         9,741        9,573        9,139        9,203         8,921

     Customers at Year-End (In Thousands)...........         465           458          451          445          437           431



     (a)  Summer ratings at December 31, 1995 of owned and contracted capacity were 1,604 MW and 767 MW, respectively.
     (b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

    Metropolitan Edison Company and Subsidiary Companies


    SELECTED FINANCIAL DATA


                                                                                       (In Thousands)
     For the Years Ended December 31,             1995*         1994**         1993          1992          1991***       1990
     Operating revenues                     $  854,674     $  801,303    $  801,487     $  821,823    $  788,462     $  719,387

     Other operation and
       maintenance expense                     229,559        258,656       210,822        208,756       224,315        207,044

     Net income                                148,540            731        77,875         73,077        62,341         93,191

     Earnings available
       for common stock                        147,596         (2,229)       70,915         62,788        52,052         82,902

     Net utility plant
       in service                            1,477,030      1,437,250     1,361,409      1,290,628     1,226,436      1,152,815

     Cash construction
       expenditures                            112,554        159,717       142,380        130,641       121,840        121,673

     Total assets                            2,437,165      2,236,279     2,172,543      1,811,689     1,726,388      1,619,920

     Long-term debt                            603,268        529,783       546,319        496,440       386,404        427,468

     Long-term obligations
       under capital leases                      1,032          2,174         3,557          2,643         2,555          2,497

     Company-obligated mandatorily
       redeemable preferred securities         100,000        100,000             -              -             -              -

     Return on average
       common equity                              23.5%          (0.4%)        12.2%          11.8%         9.4%           16.0%

  *    Results for 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in
       1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 **    Results for 1994 reflect a net decrease in earnings of $79.9 million (after-tax) due to a write-off of certain future TMI-2 retirement costs ($72.8 million); charges for costs related to early retirement programs ($20.1 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($13.0 million).

 ***   Results for 1991 reflect an increase in earnings of $14.9 million (after-tax) for an accounting change recognizing unbilled revenues and a decrease in earnings of $33.5 million (after-tax) for estimated TMI-2 costs.

 Metropolitan Edison Company and Subsidiary Companies


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS
     The Company's 1995 earnings were $147.6 million, compared to a net loss of $2.2 million for 1994. The increase in earnings was primarily due to the net effect of several 1995 and 1994 nonrecurring items. The Company's return on average common equity was 23.5% in 1995 compared to (0.4)% in 1994.

     Excluding these nonrecurring items, earnings for 1995 would have been $80.5 million, compared to 1994 earnings of $77.7 million. Return on average common equity for 1995 and 1994, on this basis, would have been 13.4% and 11.6%, respectively. Contributing to this increase were higher customer sales and lower operation and maintenance (O&M) expenses, partially offset by higher depreciation and financing expenses.

     The 1995 nonrecurring items consisted of a reversal of $72.8 million (after-tax) of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 Pennsylvania Public Utility Commission (PaPUC) order allowing the Company to recover its share of such costs from customers. Partially offsetting this increase was a $5.7 million (after-tax) charge to income for the Company's share of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     The 1994 nonrecurring items included the above mentioned TMI-2 write-off of $72.8 million (after-tax). Also in 1994, there was a charge to income of $20.1 million (after-tax) for early retirement program costs; and net interest income of $13 million (after-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

     In 1994, the Company had a net loss of $2.2 million, compared to earnings in 1993 of $70.9 million. The 1994 earnings reduction was attributable to the 1994 nonrecurring items mentioned above. Also, in 1993 there was a write-off of $4.8 million (after-tax) for the cancellation of proposed power supply and transmission facilities agreements. Excluding these nonrecurring items, earnings for 1994 would have been $77.7 million, compared to 1993 earnings of $75.7 million.


 OPERATING REVENUES:
     Operating revenues increased 6.7% to $854.7 million in 1995 after decreasing slightly to $801.3 million in 1994. The components of these changes are as follows:

 Metropolitan Edison Company and Subsidiary Companies


                                                  (In Millions)
                                            1995                 1994

    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $  4.8               $  0.4
    Energy revenues                         46.4                 (2.2)
    Other revenues                           2.2                  1.6
         Increase/(decrease) in revenues  $ 53.4               $ (0.2)

 Kilowatt-hour revenues

 1995
     The increase in KWH revenues was due to an increase in new residential and commercial customer sales and higher industrial customer usage, partially offset by lower weather-related sales.

 1994
     The increase in KWH revenues was due principally to an increase in customer usage and an increase in new residential customer sales, partially offset by lower sales to other utilities.

                1995 MWH Customer Sales by Service Class

                       Residential             35%
                       Commercial              27%
                       Industrial/Other        38%

 Energy revenues

 1995 and 1994
     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues in 1995 increased primarily from higher energy cost rates and additional sales to other utilities. The 1994 decrease was due primarily to lower electric sales to other utilities, partially offset by higher sales to customers.

 Other revenues

 1995 and 1994
     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:
 Power purchased and interchanged

 1995 and 1994
     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. However, 1995 and 1994 earnings benefitted from lower

 Metropolitan Edison Company and Subsidiary Companies


 reserve capacity expense (which is a component of PP&I). Contributing to the 1995 increase in PP&I were higher nonutility generation (NUG) purchases and higher interchange purchases from affiliated companies.

 Fuel and Deferral of energy costs, net

 1995 and 1994
     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

 1995
     The decrease in other O&M expense was due primarily to a $35.2 million (pre-tax) charge in 1994 related to the early retirement programs. Partially offsetting this decrease was a 1995 write-off of $10 million (pre-tax) for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 1994
     The increase in other O&M expense was due primarily to a $35.2 million (pre-tax) charge for the early retirement programs. The increase was also due to higher emergency and winter storm repairs and the accrual of additional payroll expense under an expanded employee incentive compensation program designed to tie pay increases more closely to business results and enhance productivity.

 Depreciation and amortization

 1995
     The increase in depreciation and amortization expense was due primarily to additions to plant in service and adjustments for TMI-2 decommissioning.

 Taxes, other than income taxes

 1995 and 1994
     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:
 Other income/(expense), net

 1995 and 1994
     In the third quarter of 1995, the Company reversed $127.6 million (pre-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 PaPUC order allowing the Company to recover its share of such costs from customers.

 Metropolitan Edison Company and Subsidiary Companies


     Also, in 1994 the Company recorded interest income of $29.8 million (pre-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Other interest

 1995 and 1994
     In 1994, the Company recognized interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $7 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on company-obligated mandatorily redeemable preferred securities

 1995 and 1994
     In 1994, through a special-purpose partnership, the Company issued $100 million stated value of mandatorily redeemable preferred securities.

 Preferred stock dividends

 1995 and 1994
     In 1994 and 1993, the Company redeemed $35 million and $81 million stated value of preferred stock, respectively.

 LIQUIDITY AND CAPITAL RESOURCES
 Capital Needs:

     The Company's capital needs were $154 million in 1995, consisting of cash construction expenditures of $113 million and amounts for maturing obligations of $41 million.

     During 1995, construction expenditures were used primarily to maintain and improve existing generation, transmission and distribution facilities, and for various clean air compliance projects. In 1996, construction expenditures for the Company are estimated to be $97 million, consisting primarily of ongoing system development. Expenditures for maturing obligations will total $15 million in 1996, and $40 million in 1997. In the late 1990s, construction expenditures are expected to include substantial amounts for additional clean air requirements and other Company needs. Management estimates that a significant portion of the Company's 1996 capital needs will be satisfied through internally generated funds.

                         Cash Construction Expenditures
                            (In millions of dollars)
                   1991   1992   1993    1994   1995   1996
                   $122   $131   $142    $160   $113   $ 97*

                   * Estimate

 Metropolitan Edison Company and Subsidiary Companies


     The Company and its affiliates' capital leases consist primarily of leases for nuclear fuel. The Company's share of the TMI-1 nuclear fuel capital lease at December 31, 1995 was $43 million. In 1995, the Company and its affiliates refinanced the TMI-1 nuclear fuel lease to provide for aggregate borrowings of up to $110 million outstanding at any one time. The nuclear fuel lease has an initial term of three years expiring in November 1998, and is renewable annually thereafter at the lender's option for a period up to 20 years. When consumed, portions of the presently leased material will be replaced by additional leased material at a rate of $13 million annually. In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

 Financing:

     In 1995, GPU sold five million shares of common stock. The net proceeds of $157.5 million were used to make cash capital contributions to the GPU System, of which the Company's share was $25 million, and to repay GPU short-term debt.

     The Company has regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through December 1997. Under existing authorizations, the Company may issue these senior securities in the amount of up to $190 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1995, the Company issued $89 million principal amount of FMBs. The proceeds from these issuances were used to refinance $29 million principal amount of maturing higher cost FMBs, to redeem at maturity $12 million principal amount of FMBs, to moderate short-term debt levels and to fund growth in capitalization.

     The Company's FMB indenture and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     The Company's cost of capital and ability to obtain external financing are affected by its security ratings, which are periodically reviewed by the three major credit rating agencies. The Company's senior securities ratings have remained constant since August 1994. The Company's FMBs are currently rated at an equivalent of BBB+ or higher by the three major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities issues have been assigned an equivalent of BBB or higher. In addition, the Company's commercial paper is rated as having good to very good credit quality.

     In October 1995, the Standard & Poor's (S&P) rating outlook (which is used to assess the potential direction of an issuer's long-term debt rating over the intermediate to longer-term) for Met-Ed was revised to "positive" from "stable". According to S&P, this outlook reflects expectations of modest

 Metropolitan Edison Company and Subsidiary Companies


 financial improvement based on gradual economic growth, the successful buyout of some expensive NUG contracts, and continued strong nuclear operations. It also reflects the Pennsylvania Supreme Court's reversal of a lower court order that had disallowed recovery of certain future TMI-2 retirement costs. The S&P business position assigned to the Company remained unchanged throughout the year at "low average". The business position is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry.

     Present plans call for the Company to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities.

 Capitalization:

     The Company's target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The targets and actual capitalization ratios are as follows:

                                 Target Range     1995    1994    1993
 Common equity                      46-49%         47%     46%     48%
 Preferred equity                    8-10           9      10       5
 Notes payable and
   long-term debt                   46-41          44      44      47
                                      100%        100%    100%    100%

 Metropolitan Edison Company and Subsidiary Companies




     The following remaining sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented on a combined basis, and are included in the GPU section of this Form 10-K.


 COMPETITIVE ENVIRONMENT:  See GPU page F-13.

     Recent Regulatory Actions:  See GPU page F-13.

     Managing the Transition:  See GPU page F-16.

     Nonutility Generation Agreements:  See GPU page F-17.


 THE GPU SUPPLY PLAN:  See GPU page F-18.

     New Energy Supplies:  See GPU page F-19.

     Managing Nonutility Generation:  See GPU page F-19.


 ENVIRONMENTAL ISSUES:  See GPU page F-21.


 LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS:  See GPU page F-22.


 EFFECTS OF INFLATION:  See GPU page F-22.

 Metropolitan Edison Company and Subsidiary Companies


 QUARTERLY FINANCIAL DATA (Unaudited)



 In Thousands

                                  First Quarter             Second Quarter

                                  1995    1994*         1995         1994**

 Operating revenues            $205,749  213,159      $190,342      $196,674

 Operating income                31,155   39,914        28,335         8,808

 Net income                      16,384   37,802        12,617       (75,109)

 Earnings available
   for common stock              16,148   36,894        12,381       (76,017)


 In Thousands

                                  Third Quarter             Fourth Quarter

                                  1995***  1994         1995         1994

 Operating revenues            $241,664  $204,903     $216,919      $186,567

 Operating income                35,121    32,258       37,194        30,516

 Net income                      97,391    20,453       22,148        17,585

 Earnings available
   for common stock              97,155    19,545       21,912        17,349


 * Results for the first quarter of 1994 reflect an increase in earnings of $13.0 million (after-tax) resulting from net interest income on refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 ** Results for the second quarter of 1994 reflect the write-off of $72.8 million (after-tax) of certain future TMI-2 retirement costs; and charges of $20.1 million (after-tax) for costs related to early retirement programs.

 *** Results for the third quarter of 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in the second quarter of 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 Metropolitan Edison Company and Subsidiary Companies


 REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors
 Metropolitan Edison Company
 Reading, Pennsylvania

 We have audited the consolidated financial statements and financial statement schedule of Metropolitan Edison Company and Subsidiary Companies as listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Edison Company and Subsidiary Companies as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 January 31, 1996

    Metropolitan Edison Company and Subsidiary Companies

    CONSOLIDATED STATEMENTS OF INCOME


                                                                      (In Thousands)
    For The Years Ended December 31,                         1995          1994          1993
    Operating Revenues                                     $854,674      $801,303      $801,487

    Operating Expenses:
      Fuel                                                   87,477        94,260        82,037
      Power purchased and interchanged:
        Affiliates                                           31,411        17,834        15,298
        Others                                              184,319       162,693       187,723
      Deferral of energy costs, net                          (1,041)      (15,518)      (12,179)
      Other operation and maintenance                       229,559       258,656       210,822
      Depreciation and amortization                          99,588        86,063        86,490
      Taxes, other than income taxes                         54,870        51,817        53,834
          Total operating expenses                          686,183       655,805       624,025

    Operating Income Before Income Taxes                    168,491       145,498       177,462
      Income taxes                                           36,686        34,002        49,528
    Operating Income                                        131,805       111,496       127,934

    Other Income and Deductions:
      Allowance for other funds used during
        construction                                          1,304         1,978         1,491
      Other income/(expense), net                           129,660       (98,953)       (5,581)
      Income taxes                                          (55,364)       42,748         2,480
          Total other income and deductions                  75,600       (54,227)       (1,610)

    Income Before Interest Charges and
      Dividends on Preferred Securities                     207,405        57,269       126 324

    Interest Charges and Dividends on Preferred Securities:
      Interest on long-term debt                             45,844        43,270        42,887
      Other interest                                          5,147        11,937         6,990
      Allowance for borrowed funds used during
        construction                                         (1,126)       (1,869)       (1,428)
      Dividends on company-obligated mandatorily
        redeemable preferred securities                       9,000         3,200          -
          Total interest charges and dividends
             on preferred securities                         58,865        56,538        48,449

    Net Income                                              148,540           731        77,875
      Preferred stock dividends                                 944         2,960         6,960
    Earnings/(Loss) Available for Common Stock             $147,596      $ (2,229)     $ 70,915






  The accompanying notes are an integral part of the consolidated financial statements.




         Metropolitan Edison Company and Subsidiary Companies


         CONSOLIDATED BALANCE SHEETS


                                                                    (In Thousands)
         December 31,                                            1995            1994

         ASSETS
         Utility Plant:
           In service, at original cost                       $2,240,951      $2,137,996
           Less, accumulated depreciation                        763,921         700,746
               Net utility plant in service                    1,477,030       1,437,250
           Construction work in progress                          83,353         105,035
           Other, net                                             45,587          37,275
               Net utility plant                               1,605,970       1,579,560

         Other Property and Investments:
           Nuclear decommissioning trusts                         95,317          65,100
           Other, net                                              9,899           9,567
               Total other property and investments              105,216          74,667

         Current Assets:
           Cash and temporary cash investments                     1,810           9,246
           Special deposits                                        1,256           1,896
           Accounts receivable:
             Customers, net                                       60,739          53,421
             Other                                                22,151          16,736
           Unbilled revenues                                      31,509          25,112
           Materials and supplies, at average cost or less:
             Construction and maintenance                         39,337          39,365
             Fuel                                                  9,817          16,843
           Deferred income taxes                                   7,868           4,720
           Prepayments                                             6,549           7,522
               Total current assets                              181,036         174,861


         Deferred Debits and Other Assets:
           Regulatory assets:
             Three Mile Island Unit 2 deferred costs             149,004           5,534
             Income taxes recoverable through future rates       178,513         201,679
             Other                                               112,458          41,668
               Total regulatory assets                           439,975         248,881
           Deferred income taxes                                  91,356         149,892
           Other                                                  13,612           8,418
               Total deferred debits and other assets            544,943         407,191


               Total Assets                                   $2,437,165      $2,236,279





  The accompanying notes are an integral part of the consolidated financial statements.




         Metropolitan Edison Company and Subsidiary Companies


         CONSOLIDATED BALANCE SHEETS


                                                                      (In Thousands)
         December 31,                                            1995            1994

         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                       $   66,273      $   66,273
           Capital surplus                                       370,200         341,616
           Retained earnings                                     248,434         190,742
               Total common stockholder's equity                 684,907         598,631
           Cumulative preferred stock                             23,598          23,598
           Company-obligated mandatorily
             redeemable preferred securities                     100,000         100,000
           Long-term debt                                        603,268         529,783
               Total capitalization                            1,411,773       1,252,012


         Current Liabilities:
           Securities due within one year                         15,019          40,517
           Notes payable                                          22,390            -
           Obligations under capital leases                       43,600          33,810
           Accounts payable:
             Affiliates                                           10,559          14,571
             Other                                                91,538          96,061
           Taxes accrued                                          19,615          40,435
           Deferred energy credits                                 1,417           1,950
           Interest accrued                                       19,359          19,006
           Other                                                  40,635          21,636
               Total current liabilities                         264,132         267,986


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                 380,135         371,841
           Unamortized investment tax credits                     33,387          35,470
           Three Mile Island Unit 2 future costs                 206,489         170,593
           Nuclear fuel disposal fee                              27,360          25,836
           Regulatory liabilities                                 26,461          37,534
           Other                                                  87,428          75,007
               Total deferred credits and other liabilities      761,260         716,281

         Commitments and Contingencies (Note 1)



               Total Liabilities and Capital                  $2,437,165      $2,236,279





  The accompanying notes are an integral part of the consolidated financial statements.




    Metropolitan Edison Company and Subsidiary Companies


    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



                                                                      (In Thousands)
    For The Years Ended December 31,                         1995          1994          1993

    Balance at beginning of year                           $190,742      $229,677      $182,569

        Net income                                          148,540           731        77,875

             Total                                          339,282       230,408       260,444


        Cash dividends on capital stock:

          Cumulative preferred stock
          (at the annual rates
          indicated below):

            3.90% Series   ($3.90 a share)                     (459)         (459)         (459)
            4.35% Series   ($4.35 a share)                     (145)         (145)         (145)
            3.85% Series   ($3.85 a share)                     (112)         (112)         (112)
            3.80% Series   ($3.80 a share)                      (69)          (69)          (69)
            4.45% Series   ($4.45 a share)                     (159)         (159)         (159)
            8.12% Series   ($8.12 a share)                      -             -            (649)
            7.68% Series G ($7.68 a share)                      -          (2,016)       (2,688)
            8.32% Series H ($8.32 a share)                      -             -          (1,040)
            8.12% Series I ($8.12 a share)                      -             -          (1,015)
            8.32% Series J ($8.32 a share)                      -             -            (624)
          Common stock (not declared on a
          per share basis)                                  (95,000)      (35,000)      (20,000)

             Total                                          (95,944)      (37,960)      (26,960)


        Net unrealized gain/(loss) on investments             5,119          (489)          -
        Other adjustments, net                                  (23)       (1,217)       (3,807)

      Balance at end of year                               $248,434      $190,742      $229,677








   The accompanying notes are an integral part of the consolidated financial statements.

 Metropolitan Edison Company and Subsidiary Companies

 CONSOLIDATED STATEMENT OF CAPITAL STOCK AND PREFERRED SECURITIES
 December 31, 1995                                                              (In Thousands)
   Cumulative preferred stock, no par value, 10,000,000 shares authorized, 233,912 shares issued and outstanding (without mandatory redemption) (a):
       3.90% Series,   117,729 shares outstanding, callable at $105.625 a share     $ 11,773
       4.35% Series,    33,249 shares outstanding, callable at $104.25  a share        3,325
       3.85% Series,    29,175 shares outstanding, callable at $104.00  a share        2,917
       3.80% Series,    18,122 shares outstanding, callable at $104.70  a share        1,812
       4.45% Series,    35,637 shares outstanding, callable at $104.25  a share        3,564
          Subtotal                                                                    23,391

   Premium on cumulative preferred stock                                                 207
          Total preferred stock                                                     $ 23,598

   Common stock, no par value, 900,000 shares authorized, 859,500 shares
     issued and outstanding                                                         $ 66,273

   Company-obligated mandatorily redeemable preferred securities, 9.00% Series A, without par value, 5,000,000 securities authorized, 4,000,000 securities
     issued and outstanding (b) (c):                                                $100,000

  (a) If dividends on any shares of preferred stock are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the
      Board of Directors until all dividends in arrears have been paid.  No redemptions of preferred stock may be made unless dividends on all preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment.  During
      1994, the Company redeemed its 7.68% Series G (aggregate stated value $35 million)
      cumulative preferred stock.  The Company's total cost of redemption was $36 million, which resulted in a $1.2 million charge to retained earnings.  During 1993, the Company redeemed all of its outstanding 8.12% Series, 8.32% Series H, 8.12% Series I and 8.32%
      Series J of cumulative preferred stock (aggregate stated value of $81 million) at a total cost of $85.3 million.  This resulted in a net charge of $3.8 million to retained earnings.  No other shares of capital stock have been sold or redeemed during the three years ended December 31, 1995.  Stated value of the Company's cumulative preferred stock is $100 per share.

  (b) Met-Ed Capital, L.P. is a special-purpose partnership in which a subsidiary of the
      Company is the sole general partner.  In 1994, Met-Ed Capital, L.P. issued $100 million of mandatorily redeemable preferred securities (Preferred Securities).  The proceeds from the sale of the Preferred Securities were then lent to the Company which, in turn, issued deferrable interest subordinated debentures to the partnership.  The Company is taking a tax deduction for the interest paid on the subordinated debentures while gaining some preferred equity recognition from the credit rating agencies for the
      Preferred Securities.

  (c) The issued and outstanding Preferred Securities of Med-Ed Capital, L.P. mature in 2043 and are redeemable after August 23, 1999, at 100% of the principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction for the interest paid on the subordinated debentures.  The partnership's sole assets are the subordinated debentures.  The Company has fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of the Preferred
      Securities.  Distribution on the Preferred Securities (and interest on the subordinated debentures) may be deferred for up to 60 months, but the Company may not pay dividends or redeem or acquire any of its preferred or common stock until deferred payments are paid in full.

 The accompanying notes are an integral part of the consolidated financial statements.



    Metropolitan Edison Company and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   (In Thousands)
    For The Years Ended December 31,                             1995          1994          1993
    Operating Activities:
      Net income                                           $  148,540    $      731    $   77,875
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                          84,848        80,501        77,372
        Amortization of property under capital leases          13,667        14,795        13,903
        Three Mile Island Unit 2 costs                       (118,209)      127,640          -
        Voluntary enhanced retirement programs                   -           35,246          -
        Nuclear outage maintenance costs, net                  (5,931)        5,895        (4,394)
        Deferred income taxes and investment
          tax credits, net                                     68,827       (53,993)       12,371
        Deferred energy costs, net                             (1,041)      (15,518)      (12,179)
        Accretion income                                         -           (1,114)       (1,486)
        Allowance for other funds used during construction     (1,304)       (1,978)       (1,491)
      Changes in working capital:
        Receivables                                           (19,130)        5,498        (3,537)
        Materials and supplies                                  7,053           944        (3,604)
        Special deposits and prepayments                        1,615        (4,593)          602
        Payables and accrued liabilities                      (10,021)       28,364        (5,989)
      Other, net                                              (36,318)        7,753        (9,114)
        Net cash provided by operating activities             132,596       230,171       140,329

    Investing Activities:
      Cash construction expenditures                         (112,554)     (159,717)     (142,380)
      Contributions to decommissioning trusts                 (13,485)      (10,633)      (46,239)
      Other, net                                                 (300)           79         8,183
        Net cash used for investing activities               (126,339)     (170,271)     (180,436)

    Financing Activities:
      Issuance of long-term debt                               87,911        49,687       268,170
      Increase/(Decrease) in notes payable, net                22,390       (81,600)       69,800
      Retirement of long-term debt                            (40,519)      (26,016)     (221,015)
      Redemption of preferred stock                              -          (36,595)      (85,346)
      Capital lease principal payments                        (12,531)      (15,168)      (12,524)
      Issuance of company-obligated mandatorily
        redeemable preferred securities                          -           96,732          -
      Contributions from parent corporation                    25,000          -           50,000
      Dividends paid on common stock                          (95,000)      (35,000)      (20,000)
      Dividends paid on preferred stock                          (944)       (3,632)       (8,624)
        Net cash provided/(required) by financing
         activities                                           (13,693)      (51,592)       40,461

    Net increase/(decrease) in cash and temporary cash
      investments from above activities                        (7,436)        8,308           354
    Cash and temporary cash investments, beginning of year      9,246           938           584
    Cash and temporary cash investments, end of year       $    1,810    $    9,246    $      938

    Supplemental Disclosure:
      Interest paid                                        $   57,606    $   77,636    $   41,372
      Income taxes paid                                    $   47,343    $   15,179    $   55,539
      New capital lease obligations incurred               $   22,316    $    3,126    $   24,780

  The accompanying notes are an integral part of the consolidated financial statements.

      Metropolitan Edison Company and Subsidiary Companies


      CONSOLIDATED STATEMENT OF LONG-TERM DEBT


      December 31, 1995                                               (In Thousands)


        First mortgage bonds - Series as noted (a)(b):
            5 3/4% due 1996   $15,000     6.77%  due 2005   $ 30,000
            7.47%  due 1997    20,000     7.35%  due 2005     20,000
            9.2%   due 1997    20,000     6.36%  due 2006     17,000
            7.05%  due 1999    30,000     6.40%  due 2006     33,000
            6.2%   due 2000    30,000     6%     due 2008      8,700
            9.48%  due 2000    20,000     6.1%   due 2021     28,500
            8.05%  due 2002    30,000     8.6%   due 2022     30,000
            6.6%   due 2003    20,000     8.8%   due 2022     30,000
            7.22%  due 2003    40,000     6.97%  due 2023     30,000
            9.1%   due 2003    30,000     7.65%  due 2023     30,000
            6.34%  due 2004    40,000     8.15%  due 2023     60,000

          Subtotal                                          $612,200

        Amount due within one year                           (15,000)         $597,200

        Other long-term debt (net of $19 thousand due within one Year)           6,115

        Unamortized net discount on long-term debt                                 (47)

           Total long-term debt                                               $603,268



      (a)  Substantially all of the properties of the Company are subject to the lien of the mortgage.

      (b)  For the years 1996, 1997, 1999 and 2000, the Company has long-term debt maturities of
           $15.0 million, $40.0 million, $30.0 million and $50.0 million, respectively.  The
           Company has no long-term debt maturities in 1998.









  The accompanying notes are an integral part of the consolidated financial statements.

 Metropolitan Edison Company and Subsidiary Companies


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Metropolitan Edison Company (the Company), a Pennsylvania corporation, incorporated in 1922, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company's business is the generation, transmission, distribution and sale of electricity. The Company owns all of the common stock of York Haven Power Company, the owner of a small hydroelectric generating station, and Met-Ed Preferred Capital, Inc., which is the sole general partner of Met-Ed Capital, L.P., a special-purpose partnership. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Pennsylvania Electric Company (Penelec). The Company, JCP&L and Penelec are referred to herein as the "Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc., EI Power, Inc., and EI Energy Inc. (collectively, the "EI Group"), which develop, own and operate generation, transmission and distribution facilities in the United States and foreign countries. All of the Company's affiliates are wholly-owned subsidiaries of GPU. The Company and its affiliates, as well as GPUSC, GPUN and the EI Group, are referred to herein as the "GPU System."

 Note 1, "Commitments and Contingencies," and Note 2, "Summary of Significant Accounting Policies," are being presented for GPU, the Company and its affiliates on a combined basis and are included in the GPU section of this Form 10-K.

 Note 1 - Commitments and Contingencies:  See GPU page F-30.

          Nuclear Facilities:  See GPU page F-30.

          Nuclear Plant Retirement Costs:  See GPU page F-33.

          Insurance:  See GPU page F-38.

          Competition and the Changing Regulatory
             Environment:  See GPU page F-38.

          Environmental Matters:  See GPU page F-44.

          Other Commitments and Contingencies:  See GPU page F-46.

 Note 2 - Summary of Significant Accounting Policies:
          See GPU page F-49.


 3.  SHORT-TERM BORROWING ARRANGEMENTS

     At December 31, 1995, the Company had $22 million of short-term notes outstanding which was issued under bank lines of credit (credit facilities). The Company's weighted average interest rate on short-term borrowings was 5.6% at December 31, 1995. The Company had no short-term notes outstanding at December 31, 1994.

 Metropolitan Edison Company and Subsidiary Companies


     GPU and the Company and its affiliates have $529 million of credit facilities, which includes a Revolving Credit Agreement (Credit Agreement) with a consortium of banks. The credit facilities generally provide for the payment of a commitment fee on the unborrowed amount of 1/8 of 1% annually. Borrowings under these credit facilities generally bear interest based on the prime rate or money market rates. Notes issued under the Credit Agreement, which expires November 1, 1999, are limited to $250 million in total borrowings outstanding at any time and subject to various covenants and acceleration under certain conditions. The Credit Agreement borrowing rates and facility fee are dependent on the long-term debt ratings of the Company and its affiliates.


 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, as of December 31, 1995 and 1994, are as follows:

                                                        (In Millions)
                                                     Carrying     Fair
                                                      Amount      Value
      December 31, 1995:
           Company-obligated mandatorily
               redeemable preferred securities         $100        $106
           Long-term debt                               603         645

      December 31, 1994:
           Company-obligated mandatorily
               redeemable preferred securities         $100        $ 98
           Long-term debt                               530         485

      The fair values of the Company's financial instruments are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities and credit qualities.


 5.  INCOME TAXES

      Effective January 1, 1993, the Company implemented FAS 109, "Accounting for Income Taxes." The cumulative effect of this accounting change on net income was immaterial. As of December 31, 1995 and 1994, the balance sheet reflected $179 million and $202 million, respectively, of income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through future rates of $25 million and $30 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded.

      A summary of the components of deferred taxes as of December 31, 1995 and 1994 is as follows:

Metropolitan Edison Company and Subsidiary Companies


                                 (In Millions)

      Deferred Tax Assets                  Deferred Tax Liabilities
                           1995     1994                        1995    1994
                                         Noncurrent:
      Current:                           Liberalized
      Unbilled revenue      $ 6     $  3   depreciation:
      Other                   2        2     previously flowed
        Total               $ 8     $  5       through          $100    $116
                                             future revenue
      Noncurrent:                              requirements       76      86
      Unamortized ITC       $25     $ 30
      Decommissioning        23       71   Subtotal              176     202
      Contribution in aid                Liberalized
        of construction       2        2  depreciation           182     163
      Other                  41       47 Other                    22       7
        Total               $91     $150   Total                $380    $372


      The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:
                                                      (In Millions)
                                                1995       1994      1993

Net income                                      $149       $  1      $ 78
Income tax expense                                92         (9)       47
  Book income subject to tax                    $241       $ (8)     $125

Federal statutory rate                            35%        35%       35%
State tax, net of federal benefit                  6         32         6
Amortization of ITC                               (1)        22        (2)
Other                                             (2)        20        (1)
  Effective income tax rate                       38%       109%       38%

Federal and state income tax expense is comprised of the following:

                                                       (In Millions)
                                                1995       1994      1993
Provisions for taxes currently payable           $23       $ 45       $35

Deferred income taxes:
  Liberalized depreciation                        10          6         8
  Deferral of energy costs                         -          6         4
  Decommissioning                                 46        (52)        -
  VERP                                             8        (15)        -
  Unbilled revenue                                (4)         2         -
  NUG buyout costs                                 8          -         -
  Other                                            3          2         3
     Deferred income taxes, net                   71        (51)       15
Amortization of ITC, net                          (2)        (3)       (3)
     Income tax expense                          $92       $ (9)      $47

 Metropolitan Edison Company and Subsidiary Companies


      In 1994, the GPU System and the Internal Revenue Service (IRS) reached an agreement to settle the claim for 1986 that TMI-2 has been retired for tax purposes. The Company and its affiliates have received net refunds totaling $17 million, of which the Company's share is $9 million, which have been credited to their customers. Also in 1994, the GPU System received net interest from the IRS totaling $46 million, of which the Company's share is $23 million (before income taxes), associated with the refund settlement, which was credited to income. The IRS has completed its examinations of the GPU System's federal income tax returns through 1989. The years 1990 through 1992 are currently being audited.


 6.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Maintenance expense and other taxes charged to operating expenses consisted of the following:
                                                        (In Millions)
                                                   1995      1994      1993
 Maintenance                                        $54       $59       $59
 Other taxes:
   Pennsylvania state gross receipts                $35       $32       $32
   Real estate and personal property                  7         6         7
   Capital stock                                      7         7         8
   Other                                              6         7         6
      Total                                         $55       $52       $53


      For the years 1995, 1994 and 1993, the cost to the Company of services rendered to it by GPUSC amounted to approximately $27 million, $27 million and $23 million, respectively, of which approximately $23 million, $22 million and $19 million, respectively, were charged to income. For the years 1995, 1994, and 1993, the cost to the Company of services rendered to it by GPUN amounted to approximately $81 million, $77 million and $88 million, respectively, of which approximately $69 million, $65 million and $74 million, respectively, were charged to income.


 7.   EMPLOYEE BENEFITS

 Pension Plans:

      The Company maintains defined benefit pension plans covering substantially all employees. The Company's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

      A summary of the components of net periodic pension cost follows:

 Metropolitan Edison Company and Subsidiary Companies


                                                         (In Millions)
                                                     1995      1994     1993
 Service cost-benefits earned during the period    $  4.4    $  4.7   $  4.9
 Interest cost on projected benefit obligation       20.2      17.7     18.8
 Less: Expected return on plan assets               (20.3)    (19.1)   (19.3)
       Amortization                                  (0.1)     (0.3)    (0.3)
 Net periodic pension cost                         $  4.2    $  3.0   $  4.1


      The above 1994 amounts do not include a pre-tax charge to earnings of $26 million resulting from the Voluntary Enhanced Retirement Programs (VERP).

      The actual return on the plans' assets for the years 1995, 1994 and 1993 were gains of $59.4 million, $2.5 million and $29.2 million, respectively.

      The funded status of the plans and related assumptions at December 31, 1995 and 1994 were as follows:

                                                             (In Millions)
                                                            1995         1994
 Accumulated benefit obligation (ABO):
   Vested benefits                                       $ 220.9      $ 212.4
   Nonvested benefits                                       24.0         19.7
     Total ABO                                             244.9        232.1
 Effect of future compensation levels                       42.4         30.9
     Projected benefit obligation (PBO)                  $ 287.3      $ 263.0

 Plan assets at fair value                               $ 293.1      $ 234.6
 PBO                                                      (287.3)      (263.0)
   Plan assets in excess of (less than) PBO                  5.8        (28.4)
 Less: Unrecognized net (gain) loss                         (7.6)        15.9
       Unrecognized prior service cost                       3.5          2.3
       Unrecognized net transition asset                    (1.3)        (1.4)
     Prepaid (accrued) pension cost                      $   0.4      $ (11.6)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets            8.5          8.5
   Discount rate                                             7.5          8.0
   Annual increase in compensation levels                    5.5          6.0


     In 1995, changes in assumptions, primarily the decrease in the discount rate assumption from 8% to 7.5%, resulted in a $12 million increase in the PBO as of December 31, 1995. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net (gain) loss represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition asset arising out of the adoption of Statement of Financial

 Metropolitan Edison Company and Subsidiary Companies


 Accounting Standards No. 87, "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

 Savings Plans:

     The Company also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits. The Company's savings plans provide for various levels of matching contributions. The matching contributions for the Company for 1995, 1994 and 1993 were $2.7 million, $2.2 million and $1.8 million, respectively.

 Postretirement Benefits Other Than Pensions:

     The Company provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. Health care benefits are administered by various organizations. A portion of the costs are borne by the participants. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. The Company has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

     A summary of the components of the net periodic postretirement benefit cost for 1995, 1994 and 1993 follows:

                                                              (In Millions)
                                                         1995     1994    1993
 Service cost-benefits attributed to service
   during the period                                    $ 2.0    $ 2.3   $ 2.2
 Interest cost on the accumulated postretirement
   benefit obligation                                     8.3      7.1     7.4
 Expected return on plan assets                          (1.4)    (1.2)   (0.7)
 Amortization of transition obligation                    3.4      3.4     3.9
 Other amortization, net                                  0.3      0.5      -
   Net periodic postretirement benefit cost              12.6     12.1    12.8
 Less, deferred for future recovery                      (5.6)    (8.3)   (7.8)
      Postretirement benefit cost, net of deferrals     $ 7.0    $ 3.8   $ 5.0


     The above 1994 amounts do not include a pre-tax charge to earnings of $9 million relating to the VERP. The amount deferred for future recovery does not include $1.8 million of allocated postretirement benefit costs from the Company's affiliates for 1995.

 Metropolitan Edison Company and Subsidiary Companies


     The actual return on the plans' assets for the years 1995, 1994 and 1993 was a gain of $3.3 million, $0.4 million and $0.7 million, respectively.

     The funded status of the plans at December 31, 1995 and 1994, was as follows:

                                                           (In Millions)
                                                          1995       1994
 Accumulated Postretirement Benefit Obligation:
   Retirees                                            $  80.2    $  65.0
   Fully eligible active plan participants                 3.5       11.3
   Other active plan participants                         39.2       30.9
      Total accumulated postretirement
        benefit obligation (APBO)                      $ 122.9    $ 107.2

 APBO                                                  $(122.9)   $(107.2)
 Plan assets at fair value                                21.9       14.1
 APBO in excess of plan assets                          (101.0)    ( 93.1)
 Less:   Unrecognized net loss                            17.7       11.7
         Unrecognized transition obligation               57.4       59.6
      Accrued postretirement benefit liability         $ (25.9)   $ (21.8)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets          8.5        8.5
   Discount rate                                           7.5        8.0


     The Company intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

     In 1995, the decrease in the health-care cost trend rate assumptions resulted in a $9 million decrease in the APBO, which was partially offset by an increase of $8 million in the APBO caused by the decrease in the discount rate assumption from 8% to 7.5%. The accumulated postretirement benefits obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 12% for those not eligible for Medicare and 9% for those eligible for Medicare, then decreasing gradually to 6% in 2000 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $12 million as of December 31, 1995 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $1 million.

     The Company is deferring the incremental postretirement benefit costs, charged to expense, associated with the adoption of FAS 106 and in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," as authorized by the PaPUC in its 1993 base rate order.

 Metropolitan Edison Company and Subsidiary Companies


 8.  JOINTLY OWNED STATIONS

     Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The Company participated with affiliated and nonaffiliated utilities in the following jointly owned stations at December 31, 1995:

                                                         Balance (In Millions)
                                   %                               Accumulated
  Station                              Ownership       Investment  Depreciation

 Conemaugh                             16.45           $144.3        $ 34.3
 Three Mile Island Unit 1              50               425.8         150.5


 9.   LEASES

      The Company's capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1995 and 1994 totaled
 $43 million and $33 million, respectively (net of amortization of $41 million and $29 million, respectively). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

      The Company and its affiliates have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the Company and its affiliates refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The Company and its affiliates are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the Company and its affiliates are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1995, 1994 and 1993, these amounts were $15 million, $15 million and $25 million, respectively.

      The Company has sold and leased back substantially all of its ownership interest in the Merrill Creek Reservoir Project. The minimum lease payments under this operating lease, which has a remaining term of 37 years, average approximately $3 million annually.

    Metropolitan Edison Company and Subsidiary Companies



                                     METROPOLITAN EDISON COMPANY
                                       AND SUBSIDIARY COMPANIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            (In Thousands)
              Column A               Column B          Column C            Column D     Column E
                                                      Additions
                                     Balance        (1)        (2)
                                       at       Charged to   Charged                    Balance
                                    Beginning    Costs and   to Other                   at End
            Description             of Period    Expenses    Accounts     Deductions   of Period
    Year Ended December 31, 1995
      Allowance for Doubtful
        Accounts                     $4,889       $3,040     $1,793(a)     $6,650(b)     $3,072
      Allowance for Inventory
        Obsolescence                  4,575          -          -           1,399(d)      3,176

    Year Ended December 31, 1994
      Allowance for Doubtful
        Accounts                     $4,889       $5,525     $1,573(a)     $7,098(b)     $4,889
      Allowance for Inventory
        Obsolescence                  5,681          -          466(c)      1,572(d)      4,575

    Year Ended December 31, 1993
      Allowance for Doubtful
        Accounts                     $4,889       $5,260     $1,308(a)     $6,568(b)     $4,889
      Allowance for Inventory
        Obsolescence                  5,946           80         24(c)        369(d)      5,681





    (a)  Recovery of accounts previously written off.

    (b)  Accounts receivable written off.

    (c)  Sale of inventory previously written off.

    (d)  Inventory written off.











    Pennsylvania Electric Company and Subsidiary Companies


     COMPANY STATISTICS
      For The Years Ended December 31,                       1995         1994         1993          1992         1991         1990
      Capacity at Company Peak (In MW):
        Company owned...............................        2,365        2,369        2,369         2,371        2,512        2,512
        Contracted..................................          868          778          636           418          224          199
          Total capacity (a)........................        3,233        3,147        3,005         2,789        2,736        2,711

      Hourly Peak Load (In MW):
        Summer peak.................................        2,495        2,309        2,208         2,140        2,153        2,078
        Winter peak.................................        2,589        2,514        2,342         2,355        2,325        2,282
        Reserve at Company peak (%).................         24.9         25.2         28.3          18.4         17.7         18.8
        Load factor (%) (b).........................         67.6         69.4         70.5          69.3         70.6         71.4

      Sources of Energy (In Thousands of MWH):
        Coal........................................       11,237       10,263       10,703        11,329       11,187       12,001
        Nuclear.....................................        1,597        1,647        1,488         1,730        1,412        1,320
        Gas, hydro & oil............................          (95)         120           73            75           36          105
           Net generation...........................       12,739       12,030       12,264        13,134       12,635       13,426
        Utility purchases and interchange...........        3,071        2,468        2,219         2,723        2,197        2,134
        Nonutility purchases........................        2,796        2,236        1,940         1,463        1,220          328
           Total sources of energy..................       18,606       16,734       16,423        17,320       16,052       15,888
        Company use, line loss, etc.................       (2,751)      (2,248)      (2,256)       (2,289)      (1,992)      (2,065)

           Total electric energy sales..............       15,855       14,486       14,167        15,031       14,060       13,823

      Fuel expense (In Millions):
        Coal........................................         $164         $163         $174          $168         $169         $189
        Nuclear.....................................           10           10            8             9            9            9
        Gas & oil...................................            1            2            1             1            1            1
          Total.....................................         $175         $175         $183          $178         $179         $199

      Power Purchased and Interchanged (In Millions):
        Utility purchases and interchange...........         $ 43         $ 35         $ 31          $ 51         $ 45         $ 52
        Nonutility purchases........................          158          123          104            77           61           17
          Total.....................................         $201         $158         $135          $128         $106         $ 69

      Electric Energy Sales (In Thousands of MWH):
        Residential.................................        3,765        3,773        3,715         3,590        3,553        3,489
        Commercial..................................        3,922        3,794        3,651         3,488        3,475        3,150
        Industrial..................................        4,463        4,449        4,346         4,589        4,718        5,058
        Other.......................................          857          958          568           585          666          524
           Sales to customers.......................       13,007       12,974       12,280        12,252       12,412       12,221
        Sales to other utilities....................        2,848        1,512        1,887         2,779        1,648        1,602
           Total....................................       15,855       14,486       14,167        15,031       14,060       13,823

      Operating Revenues (In Millions):
        Residential.................................         $322         $321         $308          $298         $290         $274
        Commercial..................................          287          279          261           248          244          215
        Industrial..................................          237          237          227           233          236          236
        Other.......................................           39           45           31            27           32           29
           Revenues from customers..................          885          882          827           806          802          754
        Sales to other utilities....................           68           36           52            62           43           43
           Total electric revenues..................          953          918          879           868          845          797
        Other revenues..............................           28           27           29            28           21           21
           Total....................................         $981         $945         $908          $896         $866         $818

      Price per KWH (In Cents):
        Residential.................................         8.52         8.51         8.30          8.27         8.16         7.86
        Commercial..................................         7.29         7.34         7.17          7.11         7.01         6.83
        Industrial..................................         5.33         5.32         5.24          5.08         4.99         4.66
        Total sales to customers....................         6.79         6.80         6.74          6.58         6.46         6.17
        Total Sales.................................         6.00         6.34         6.21          5.77         6.00         5.77

      Kilowatt-hour Sales per Residential Customer..        7,620        7,678        7,607         7,393        7,369        7,278

      Customers at Year-End (In Thousands)..........          571          567          563           559          555          551

      (a) Winter ratings at December 31, 1995 of owned and contracted capacity were 2,365 MW and 868 MW, respectively.

      (b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.
                                                                     F-121

 Pennsylvania Electric Company and Subsidiary Companies


 SELECTED FINANCIAL DATA


                                                                     (In Thousands)
For The Years Ended December 31,         1995*          1994**        1993           1992          1991***      1990
Operating revenues                 $  981,329     $  944,744    $  908,280     $  896,337    $  865,552   $  817,923

Other operation and
  maintenance expense                 266,347        294,316       241,252        226,179       234,648      230,461

Net income                            111,010         31,799        95,728         99,744       106,595      108,712

Earnings available
  for common stock                    109,466         28,862        90,741         94,080       100,406       99,898

Net utility plant
  in service                        1,692,850      1,621,818     1,542,276      1,473,293     1,419,726    1,392,332

Cash construction
  expenditures                        130,512        174,464       150,252        110,629       101,328       97,578

Total assets                        2,473,570      2,381,054     2,301,340      1,892,715     1,862,249    1,801,522

Long-term debt                        642,487        616,490       524,491        582,647       542,392      536,402

Long-term obligations
  under capital leases                  5,277          6,741         7,745          7,691         8,260        7,724

Company-obligated mandatorily
  redeemable preferred securities     105,000        105,000             -              -             -            -

Return on average
  common equity                         15.8%           4.2%         13.5%          14.5%         15.1%        16.4%

*    Results for 1995 reflect the reversal of $32.1 million (after-tax) of certain future TMI-2 retirement costs written off in 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probably of recovery through ratemaking.

**   Results for 1994 reflect a net decrease in earnings of $61.8 million (after-tax) due to a write-off of certain future TMI-2 retirement costs ($32.1 million); charges for costs related to early retirement programs ($25.6 million); a write-off of postretirement benefit costs believed not probable of recovery in rates ($10.6 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($6.5 million).

***  Results for 1991 reflect an increase in earnings of $16.2 million (after-tax) for an accounting change recognizing unbilled revenues and a decrease in earnings of $16.8 million (after-tax) for estimated TMI-2 costs.



 Pennsylvania Electric Company and Subsidiary Companies


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS
     The Company's 1995 earnings were $109.5 million, compared to 1994 earnings of $28.9 million. The increase in earnings was primarily due to the net effect of several 1995 and 1994 nonrecurring items. The Company's return on average common equity was 15.8% in 1995 compared to 4.2% in 1994.

     Excluding these nonrecurring items, earnings for 1995 would have been $80.1 million, compared to 1994 earnings of $90.7 million. Return on average common equity for 1995 and 1994, on this basis, would have been 11.8% and 12.5%, respectively. Contributing to this earnings decrease were higher other operation and maintenance (O&M) expenses and increased financing expenses.

     The 1995 nonrecurring items consisted of a reversal of $32.1 million (after-tax) of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 Pennsylvania Public Utility Commission (PaPUC) order allowing an affiliate (Met-Ed) to recover its share of such costs from customers. Partially offsetting this increase was a $2.7 million (after-tax) charge to income for the Company's share of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     The 1994 nonrecurring items included the above mentioned TMI-2 write-off of $32.1 million (after-tax). Also in 1994, there was a charge to income of $25.6 million (after-tax) for early retirement program costs; a write-off of $10.6 million (after-tax) for certain postretirement benefit (OPEB) costs; and net interest income of $6.5 million (after-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

     Earnings in 1994 were $28.9 million, compared to earnings in 1993 of $90.7 million. This earnings reduction was attributable to the 1994 nonrecurring items mentioned above and increased other O&M expenses. Also, in 1993 there was a write-off of $4.4 million (after-tax) for the cancellation of proposed power supply and transmission facilities agreements.


 OPERATING REVENUES:
     Operating revenues increased 3.9% to $981.3 million in 1995 after increasing 4.0% to $944.7 million in 1994. The components of these changes are as follows:

 Pennsylvania Electric Company and Subsidiary Companies


                                                  (In Millions)
                                            1995                 1994

    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $  1.7               $  1.6
    Energy revenues                         32.3                 39.7
    Other revenues                           2.6                 (4.9)
         Increase in revenues             $ 36.6               $ 36.4

 Kilowatt-hour revenues

 1995
     The increase in KWH revenues was due to increases in new commercial and residential customer sales.

 1994
     The increase in KWH revenues was due principally to increases in new commercial and wholesale customer sales, and higher usage by wholesale customers. In 1993, the Company successfully negotiated power supply agreements at lower rates with some wholesale customers previously served by the Company's affiliates. This was in response to offers made by other utilities seeking to provide electric service to these customers. These increases were mostly offset by decreased industrial customer usage and decreased capacity sales to affiliated companies.

                1995 MWH Customer Sales by Service Class

                       Residential             29%
                       Commercial              30%
                       Industrial              34%
                       Other                    7%

 Energy revenues

 1995 and 1994
     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues in 1995 increased from additional sales to other utilities and higher energy cost rates. The 1994 increase was due primarily to higher energy cost rates and the reclassification in 1993 of certain transmission service revenues.

 Other revenues

 1995 and 1994
     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 Pennsylvania Electric Company and Subsidiary Companies


 OPERATING EXPENSES:
 Power purchased and interchanged

 1995 and 1994
     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. The increase in PP&I expense was due largely to higher nonutility generation purchases.

 Fuel and Deferral of energy costs, net

 1995 and 1994
     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

 1995
     The decrease in other O&M expense was due to a $44.9 million (pre-tax) charge in 1994 related to the early retirement programs. Partially offsetting this decrease were a 1995 write-off of $4.7 million (pre-tax) for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking and severance payments in 1995 resulting from the management combination of the Company and Met-Ed.

 1994
     The increase in other O&M expense was due primarily to a $44.9 million (pre-tax) charge for the early retirement programs. The increase was also due to higher emergency and winter storm repairs and the accrual of additional payroll expense under an expanded employee incentive compensation program designed to tie pay increases more closely to business results and enhance productivity.

 Depreciation and amortization

 1995
     The increase in depreciation and amortization expense was due primarily to additions to plant in service.

 1994
     The decrease in depreciation and amortization expense was due largely to lower TMI-2 amortization and the recognition in 1993 of TMI-2 nonradiological retirement costs. The lower TMI-2 amortization was attributable to the Company completing, in 1993, its recovery of the TMI-2 investment from retail customers.

 Pennsylvania Electric Company and Subsidiary Companies


 Taxes, other than income taxes

 1995 and 1994
     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:
 Other income/(expense), net

 1995 and 1994
     In the third quarter of 1995, the Company reversed $56.3 million (pre-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 PaPUC order allowing Met-Ed to recover its share of such costs from customers.

     In 1994, the Company expensed $18.6 million (pre-tax) for certain OPEB costs believed not probable of recovery in rates. Of this amount, $14.6 million was written off as a result of a PaPUC order disallowing a nonaffiliated utility to collect such costs, and $4 million was charged to expense for OPEB costs related to employees who participated in the early retirement programs. Also, the Company recorded interest income of $14.9 million (pre-tax) resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Other interest

 1995 and 1994
     In 1994, the Company recognized interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.5 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken. Also contributing to the 1995 increase were higher average short-term debt levels and increased interest rates.

 Dividends on company-obligated mandatorily redeemable preferred securities

 1995 and 1994
     In 1994, through a special-purpose partnership, the Company issued $105 million stated value of mandatorily redeemable preferred securities.

 Preferred stock dividends

 1995 and 1994
     In 1994 and 1993, the Company redeemed in each year $25 million stated value of preferred stock.

 Pennsylvania Electric Company and Subsidiary Companies


 LIQUIDITY AND CAPITAL RESOURCES
 Capital Needs:

     The Company's capital needs were $131 million in 1995, consisting of cash construction expenditures. During 1995, construction expenditures were used primarily to maintain and improve existing generation, transmission and distribution facilities, and for various clean air compliance projects. In 1996, construction expenditures for the Company are estimated to be $124 million, consisting primarily of $117 million for ongoing system development. Expenditures for maturing obligations will total $75 million in 1996, and $26 million in 1997. In the late 1990s, construction expenditures are expected to include substantial amounts for additional clean air requirements and other Company needs. Management estimates that approximately three-fourths of the Company's 1996 capital needs will be satisfied through internally generated funds.

                         Cash Construction Expenditures
                            (In millions of dollars)
                   1991   1992   1993    1994   1995   1996
                   $101   $111   $150    $174   $131   $124*

                   * Estimate

     The Company and its affiliates' capital leases consist primarily of leases for nuclear fuel. The Company's share of the TMI-1 nuclear fuel capital lease at December 31, 1995 was $21 million. In 1995, the Company and its affiliates refinanced the TMI-1 nuclear fuel lease to provide for aggregate borrowings of up to $110 million outstanding at any one time. The nuclear fuel lease has an initial term of three years expiring in November 1998, and is renewable annually thereafter at the lender's option for a period up to 20 years. When consumed, portions of the presently leased material will be replaced by additional leased material at a rate of $7 million annually.
 In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

 Financing:

     In 1995, GPU sold five million shares of common stock. The net proceeds of $157.5 million were used to make cash capital contributions to the GPU System, of which the Company's share was $20 million, and to repay GPU short-term debt.

     The Company has regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through June 1997. Under existing authorizations, the Company may issue these senior securities in the amount of up to $160 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1995, the Company issued $199 million principal amount of FMBs. The proceeds from these issuances were used to refinance $99 million principal

 Pennsylvania Electric Company and Subsidiary Companies


 amount of higher cost FMBs, to moderate short-term debt levels and to fund growth in capitalization.

     The Company's FMB indenture and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     The Company's cost of capital and ability to obtain external financing are affected by its security ratings, which are periodically reviewed by the three major credit rating agencies. The Company's senior securities ratings have remained constant since August 1994. The Company's FMBs are currently rated at an equivalent A- or higher by the three major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities issues have been assigned an equivalent of BBB+ or higher. In addition, the Company's commercial paper is rated as having good to high credit quality.

     The Standard & Poor's (S&P) rating outlook for the Company has remained at "stable" and reflects a manageable construction program, minimal rate relief requirements and expectations of modest strengthening in the service area economy. The rating outlook is used to assess the potential direction of an issuer's long-term debt rating over the intermediate to longer-term. The S&P business position assigned to the Company remained unchanged throughout the year at "average". The business position is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry.

     Present plans call for the Company to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities.

 Capitalization:

     The Company's target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The targets and actual capitalization ratios are as follows:

                                 Target Range     1995    1994    1993
 Common equity                      45-48%         45%     43%     48%
 Preferred equity                    8-10           9       9       4
 Notes payable and
   long-term debt                   47-42          46      48      48
                                      100%        100%    100%    100%

 Pennsylvania Electric Company and Subsidiary Companies




     The following remaining sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented on a combined basis, and are included in the GPU section of this Form 10-K.


 COMPETITIVE ENVIRONMENT:  See GPU page F-13.

     Recent Regulatory Actions:  See GPU page F-13.

     Managing the Transition:  See GPU page F-16.

     Nonutility Generation Agreements:  See GPU page F-17.


 THE GPU SUPPLY PLAN  See GPU page F-18.

     New Energy Supplies:  See GPU page F-19.

     Managing Nonutility Generation:  See GPU page F-19.


 ENVIRONMENTAL ISSUES  See GPU page F-21.


 LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS  See GPU page F-22.


 EFFECTS OF INFLATION  See GPU page F-22.

 Pennsylvania Electric Company and Subsidiary Companies


 QUARTERLY FINANCIAL DATA (Unaudited)

 In Thousands

                                  First Quarter           Second Quarter

                                 1995       1994*        1995        1994**

 Operating revenues            $253,412   $247,180     $238,451    $227,122

 Operating income                46,110     46,017       37,218       8,749

 Net income                      30,566     38,965       20,276     (46,671)

 Earnings available
   for common stock              30,180     38,057       19,890     (47,580)

 In Thousands

                                  Third Quarter           Fourth Quarter

                                 1995***    1994         1995       1994

 Operating revenues            $249,234   $240,267     $240,232    $230,175

 Operating income                30,911     38,238       27,822      33,228

 Net income                      50,015     24,351       10,153      15,154

 Earnings available
   for common stock              49,629     23,617        9,767      14,768


 * Results for the first quarter of 1994 reflect an increase in earnings of $6.5 million (after-tax) resulting from net interest income on refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 ** Results for the second quarter of 1994 reflect the write-off of $32.1 million (after-tax) of certain future TMI-2 retirement costs; charges of $25.6 million (after-tax) for costs related to early retirement programs; and a write-off $10.6 million (after-tax) for postretirement benefit costs believed not probable of recovery in rates.

 *** Results for the third quarter of 1995 reflect the reversal of $32.1 million (after-tax) of certain future TMI-2 retirement costs written off in the second quarter of 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 Pennsylvania Electric Company and Subsidiary Companies


 REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors
 Pennsylvania Electric Company
 Reading, Pennsylvania

 We have audited the consolidated financial statements and financial statement schedule of Pennsylvania Electric Company and Subsidiary Companies as listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pennsylvania Electric Company and Subsidiary Companies as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 January 31, 1996

 Pennsylvania Electric Company and Subsidiary Companies


 CONSOLIDATED STATEMENTS OF INCOME

                                                                    (In Thousands)
 For The Years Ended December 31,                  1995         1994         1993
 Operating Revenues                              $981,329     $944,744     $908,280

 Operating Expenses:
   Fuel                                           174,624      175,071      182,923
   Power purchased and interchanged:
     Affiliates                                     5,927        6,310        3,606
     Others                                       195,184      151,919      131,791
   Deferral of energy costs, net                    1,088        5,941      (23,145)
   Other operation and maintenance                266,347      294,316      241,252
   Depreciation and amortization                   83,086       76,600       90,463
   Taxes, other than income taxes                  67,064       66,058       61,697
        Total operating expenses                  793,320      776,215      688,587

 Operating Income Before Income Taxes             188,009      168,529      219,693
   Income taxes                                    45,948       42,297       72,656
 Operating Income                                 142,061      126,232      147,037

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                   2,006        1,841          869
   Other income/(expense), net                     56,454      (71,287)      (7,021)
   Income taxes                                   (24,431)      31,369        3,420
        Total other income and deductions          34,029      (38,077)      (2,732)

 Income Before Interest Charges and Dividends
   on Preferred Securities                        176,090       88,155      144,305

 Interest Charges and Dividends on
  Preferred Securities:
   Interest on long-term debt                      49,875       46,439       44,714
   Other interest                                   8,428        7,421        5,255
   Allowance for borrowed funds used during
     construction                                  (2,411)      (1,996)      (1,392)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                9,188        4,492         -
        Total interest charges and dividends
          on preferred securities                  65,080       56,356       48,577

 Net Income                                       111,010       31,799       95,728
   Preferred stock dividends                        1,544        2,937        4,987
 Earnings Available for Common Stock             $109,466     $ 28,862     $ 90,741




 The accompanying notes are an integral part of the consolidated financial statements.






 Pennsylvania Electric Company and Subsidiary Companies


 CONSOLIDATED BALANCE SHEETS

                                                                  (In Thousands)
 December 31,                                             1995                1994

 ASSETS

 Utility Plant:
   In service, at original cost                           $2,667,842       $2,549,316
   Less, accumulated depreciation                            974,992          927,498
     Net utility plant in service                          1,692,850        1,621,818
   Construction work in progress                              72,233           98,329
   Other, net                                                 30,876           27,717
       Net utility plant                                   1,795,959        1,747,864

 Other Property and Investments:
   Nuclear decommissioning trusts                             42,440           29,871
   Other, net                                                  6,545            4,596
       Total other property and investments                   48,985           34,467

 Current Assets:
   Cash and temporary cash investments                         1,367            1,191
   Special deposits                                            2,718            3,242
   Accounts receivable:
     Customers, net                                           67,454           68,547
     Other                                                    29,033           21,897
   Unbilled revenues                                          30,851           29,181
   Materials and supplies, at average cost or less:
     Construction and maintenance                             53,237           49,342
     Fuel                                                     11,285           20,092
   Deferred energy costs                                       9,335           10,826
   Deferred income taxes                                       4,602            3,157
   Prepayments                                                10,328            4,726
       Total current assets                                  220,210          212,201


 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  81,236           13,214
     Income taxes recoverable through future rates           214,284          227,177
     Other                                                    19,485           23,752
       Total regulatory assets                               315,005          264,143
     Deferred income taxes                                    78,754          114,231
     Other                                                    14,657            8,148
       Total deferred debits and other assets                408,416          386,522

       Total Assets                                       $2,473,570       $2,381,054



 The accompanying notes are an integral part of the consolidated financial statements.






 Pennsylvania Electric Company and Subsidiary Companies


 CONSOLIDATED BALANCE SHEETS

                                                                 (In Thousands)
 December 31,                                                1995             1994

 LIABILITIES AND CAPITAL

 Capitalization:
   Common stock                                           $  105,812       $  105,812
   Capital surplus                                           285,486          261,671
   Retained earnings                                         327,814          290,786
      Total common stockholder's equity                      719,112          658,269
   Cumulative preferred stock                                 36,777           36,777
   Company-obligated mandatorily redeemable
    preferred securities                                     105,000          105,000
   Long-term debt                                            642,487          616,490
      Total capitalization                                 1,503,376        1,416,536


 Current Liabilities:
   Securities due within one year                             75,009                9
   Notes payable                                              27,100          111,052
   Obligations under capital leases                           22,751           17,957
   Accounts payable:
     Affiliates                                               13,806           10,668
     Others                                                   66,687           62,642
   Taxes accrued                                              16,019           13,347
   Interest accrued                                           19,567           16,356
   Vacations accrued                                           9,976           12,004
   Other                                                      19,448           13,311
      Total current liabilities                              270,363          257,346

 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     462,354          454,026
   Unamortized investment tax credits                         45,114           47,864
   Three Mile Island Unit 2 future costs                     103,271           85,273
   Nuclear fuel disposal fee                                  13,680           12,918
   Regulatory liabilities                                     33,941           42,878
   Other                                                      41,471           64,213
      Total deferred credits and other liabilities           699,831          707,172

 Commitments and Contingencies (Note 1)




      Total Liabilities and Capital                       $2,473,570       $2,381,054



 The accompanying notes are an integral part of the consolidated financial statements.






 Pennsylvania Electric Company and Subsidiary Companies


 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                        (In Thousands)
 For The Years Ended December 31,                 1995       1994        1993

 Balance at beginning of year                   $290,786   $328,290    $278,482

   Net income                                    111,010     31,799      95,728

        Total                                    401,796    360,089     374,210


   Cash dividends on capital stock:

     Cumulative preferred stock (at the
     annual rates indicated below):

        4.40% Series B ($ 4.40 a share)             (250)      (250)       (250)
        3.70% Series C ($ 3.70 a share)             (359)      (359)       (359)
        4.05% Series D ($ 4.05 a share)             (258)      (258)       (258)
        4.70% Series E ($ 4.70 a share)             (135)      (135)       (135)
        4.50% Series F ($ 4.50 a share)             (193)      (193)       (193)
        4.60% Series G ($ 4.60 a share)             (349)      (349)       (349)
        8.36% Series H ($ 8.36 a share)               -      (1,393)     (2,090)
        8.12% Series I ($ 8.12 a share)               -         -        (1,353)
     Common stock (not declared on
     a per share basis)                          (75,000)   (65,000)    (40,000)

        Total                                    (76,544)   (67,937)    (44,987)


   Net unrealized gain/(loss) on investments       2,593       (278)        -
   Other adjustments, net                            (31)    (1,088)       (933)

 Balance at end of year                         $327,814   $290,786    $328,290







 The accompanying notes are an integral part of the consolidated financial statements.









 Pennsylvania Electric Company and Subsidiary Companies

 CONSOLIDATED STATEMENT OF CAPITAL STOCK AND PREFERRED SECURITIES
 December 31, 1995                                                (In Thousands)
 Cumulative preferred stock, without par value, 11,435,000 shares authorized, 365,000 shares issued and outstanding, without mandatory redemption (a):
     56 810 shares, 4.40% Series B (callable at $108.25 per share)      $  5,681
     97 054 shares, 3.70% Series C (callable at $105.00 per share)         9,705
     63 696 shares, 4.05% Series D (callable at $104.53 per share)         6,370
     28 739 shares, 4.70% Series E (callable at $105.25 per share)         2,874
     42 969 shares, 4.50% Series F (callable at $104.27 per share)         4,297
     75 732 shares, 4.60% Series G (callable at $104.25 per share)         7,573
 Subtotal - Cumulative preferred stock issued                             36,500
 Premium on cumulative preferred stock                                       277
          Total cumulative preferred stock                              $ 36,777
 Common stock, par value $20 per share, 5,400,000 shares
   authorized, 5,290,596 shares issued and outstanding                  $105,812
 Company-obligated mandatorily redeemable preferred
   securities, 8.75% Series A, without par value, 5,000,000
   securities authorized, 4,200,000 securities issued and
   outstanding (b)(c):                                                  $105,000

 (a) If dividends on any shares of preferred stock are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the board of directors until all dividends in arrears have been paid. No redemptions of preferred stock may be made unless dividends on all preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment. During 1994, the Company redeemed its 8.36% Series H (aggregated stated value $25 million) cumulative preferred stock. The Company's total cost of redemption was $26.1 million, which resulted in a $1.1 million charge to retained earnings. During 1993, the Company redeemed its 8.12% Series I
     (aggregated stated value $25 million) cumulative preferred stock.  The
     Company's total cost of redemption was $25.9 million, which resulted in a $0.9 million charge to retained earnings. No other shares of capital stock have been sold or redeemed during the three year period ended December 31, 1995. Stated value of the Company's cumulative preferred stock is $100 per share.

 (b) Penelec Capital, L.P. is a special-purpose partnership in which a subsidiary of the Company is the sole general partner. In 1994, Penelec
     Capital, L.P. issued $105 million of mandatorily redeemable preferred securities (Preferred Securities). The proceeds from the sale of the Preferred Securities were then lent to the Company which, in turn, issued deferrable interest subordinated debentures to the partnership. The
     Company is taking tax deductions for the interest paid on the subordinated debentures while gaining some preferred equity recognition from the credit rating agencies for the Preferred Securities.

 (c) The issued and outstanding Preferred Securities of Penelec Capital, L.P.
     mature in 2043 and are redeemable after July 4, 1999 at 100% or the principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction for interest paid on the subordinated debentures. The Company has fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of the Preferred Securities. Distribution on the Preferred
     Securities (and interest on the subordinated debentures)may be deferred for a period of up to 60 months, but the Company may not pay dividends or redeem or acquire any of its preferred or common stock until deferred payments are paid in full.

 The accompanying notes are an integral part of the consolidated financial statements.

 Pennsylvania Electric Company and Subsidiary Companies
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (In Thousands)
For The Years Ended December 31,                        1995        1994        1993
 Operating Activities:
   Net income                                         $ 111,010   $  31,799   $  95,728
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                       77,635      69,615      82,951
     Amortization of property under capital leases        7,777       8,553       8,183
     Three Mile Island Unit 2 costs                     (51,796)     56,304        -
     Voluntary enhanced retirement program                 -         44,856        -
     Nuclear outage maintenance costs, net               (2,901)      2,862      (2,195)
     Deferred income taxes and investment tax
       credits, net                                      42,514     (50,451)     18,612
     Deferred energy costs, net                           1,491       6,221     (23,097)
     Accretion income                                      -           (200)       (800)
     Allowance for other funds used
       during construction                               (2,006)     (1,842)       (869)
   Changes in working capital:
     Receivables                                         (7,713)    (15,945)     (7,894)
     Materials and supplies                               4,912      (1,849)     13,664
     Special deposits and prepayments                    (5,078)      1,644      (1,777)
     Payables and accrued liabilities                     8,241     (12,804)      1,356
   Other, net                                             1,178      12,803      (5,798)
       Net cash provided by operating activities        185,264     151,566     178,064

 Investing Activities:
   Cash construction expenditures                      (130,512)   (174,464)   (150,252)
   Contributions to decommissioning trusts               (5,263)     (5,705)    (19,411)
   Other, net                                              (323)        134       5,806
       Net cash used for investing activities          (136,098)   (180,035)   (163,857)

 Financing Activities:
   Issuance of long-term debt                           197,997     129,100     119,220
   Increase (decrease) in notes payable, net            (83,952)      8,774      54,205
   Capital lease principal payments                      (7,172)     (8,734)     (7,492)
   Issuance of company-obligated mandatorily
     redeemable preferred securities                       -        101,185        -
   Contributions from parent corporation                 20,000        -           -
   Retirement of long-term debt                         (99,319)   (108,008)   (108,008)
   Redemption of preferred stock                           -        (26,168)    (26,013)
   Dividends paid on common stock                       (75,000)    (65,000)    (40,000)
   Dividends paid on preferred stock                     (1,544)     (3,111)     (5,156)
       Net cash provided (required) by
         financing activities                           (48,990)     28,038     (13,244)

 Net increase/(decrease) in cash and temporary
   cash investments from above activities                   176        (431)        963
 Cash and temporary cash investments, beginning
   of year                                                1,191       1,622         659
 Cash and temporary cash investments, end of year     $   1,367   $   1,191   $   1,622

 Supplemental Disclosure:
   Interest paid                                      $  60,524   $  55,221   $  45,939
   Income taxes paid                                  $  43,685   $  59,881   $  52,565
   New capital lease obligations incurred             $  11,160   $   2,400   $  13,317

 The accompanying notes are an integral part of the consolidated financial statements.

 Pennsylvania Electric Company and Subsidiary Companies


 CONSOLIDATED STATEMENT OF LONG-TERM DEBT


 December 31, 1995                                                (In Thousands)
 First Mortgage Bonds-Series as noted (a)(b):
   6 1/4%  due 1996    $25,000              6.7  %  due 2005   $30,000
   6.80 %  due 1996     20,000              6.35 %  due 2006    40,000
   7.45 %  due 1996     30,000              8.05 %  due 2006    10,000
   6 1/4%  due 1997     26,000              6 1/8%  due 2007     4,110
   7 7/8%  due 1998     30,000              6.55 %  due 2009    50,000
   6.15 %  due 2000     30,000              5.35 %  due 2010    12,310
   8.70 %  due 2001     30,000              5.35 %  due 2010    12,000
   7.40 %  due 2002     10,000              5.80 %  due 2020    20,000
   7.43 %  due 2002     30,000              8.33 %  due 2022    20,000
   7.92 %  due 2002     10,000              7.49 %  due 2023    30,000
   7.40 %  due 2003     10,000              8.38 %  due 2024    40,000
   6.60 %  due 2003     30,000              8.61 %  due 2025    30,000
   7.48 %  due 2004     40,000              7.53 %  due 2025    40,000
   6.10 %  due 2004     30,000              6.05 %  due 2025    25,000

    Subtotal                                                  $714,420

 Amounts due within one year                                   (75,000)   $639,420

 Other long-term debt (net of $9 thousand due within one year)               3,058

 Unamortized net premium on long-term debt                                       9

    Total long-term debt                                                  $642,487




 (a) Substantially all of the properties owned by the Company are subject to the lien of the mortgage.

 (b) For the years 1996, 1997, 1998 and 2000 the Company has total long-term debt maturities of $75.0 million, $26.0 million, $30.0 million and $30.0 million, respectively. The Company has no long-term debt maturities in 1999.





 The accompanying notes are an integral part of the consolidated financial statements.






 Pennsylvania Electric Company and Subsidiary Companies


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Pennsylvania Electric Company (the Company), a Pennsylvania corporation incorporated in 1919, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company's business is the generation, transmission, distribution and sale of electricity. The Company owns all of the common stock of Penelec Preferred Capital, Inc., which is the sole general partner of Penelec Capital, L.P., a special-purpose partnership. The Company also has two minor wholly-owned subsidiaries. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Metropolitan Edison Company (Met-Ed). The Company, JCP&L and Met-Ed are referred to herein as the "Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc., EI Power, Inc., and EI Energy, Inc. (collectively, the "EI Group"), which develop, own and operate generation, transmission and distribution facilities in the United States and foreign countries. All of the Company's affiliates are wholly-owned subsidiaries of GPU. The Company and its affiliates are referred to herein as the "GPU System."


 Note 1, "Commitments and Contingencies," and Note 2, "Summary of Significant Accounting Policies," are being presented for GPU, the Company and its affiliates on a combined basis and are included in the GPU section of this Form 10-K.


 Note 1 - Commitments and Contingencies:  See GPU page F-30.

        Nuclear Facilities:  See GPU page F-30.

        Nuclear Plant Retirement Costs:  See GPU page F-33.

        Insurance:  See GPU page F-38.

        Competition and the Changing Regulatory
           Environment:  See GPU page F-38.

        Environmental Matters:  See GPU page F-44.

        Other Commitments and Contingencies:  See GPU page F-46.


 Note 2 - Summary of Significant Accounting Policies:
        See GPU page F-49.

 Pennsylvania Electric Company and Subsidiary Companies


 3.  SHORT-TERM BORROWING ARRANGEMENTS

   At December 31, 1995 and 1994, the Company had $27 million and $111 million of short-term notes outstanding, respectively, of which $27 million in 1994 was commerical paper and the remainder was issued under bank lines of credit (credit facilities). The Company's weighted average interest rate on short-term borrowings was 5.9% and 6.2% at December 31, 1995 and 1994, respectively.

   GPU and the Company and its affiliates have $529 million of credit facilities, which includes a Revolving Credit Agreement (Credit Agreement) with a consortium of banks. The credit facilities generally provide for the payment of a commitment fee on the unborrowed amount of 1/8 of 1% annually. Borrowings under these credit facilities generally bear interest based on the prime rate or money market rates. Notes issued under the Credit Agreement, which expires November 1, 1999, are limited to $250 million in total borrowings outstanding at any time and subject to various covenants and acceleration under certain conditions. The Credit Agreement borrowing rates and facility fee are dependent on the long-term debt ratings of the Company and its affiliates.


 4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments, as of December 31, 1995 and 1994, are as follows:

                                                        (In Millions)
                                                     Carrying    Fair
                                                      Amount     Value
      December 31, 1995:
           Company-obligated mandatorily
               redeemable preferred securities       $ 105       $ 110
           Long-term debt                              642         678

      December 31, 1994:
           Company-obligated mandatorily
               redeemable preferred securities       $ 105       $ 101
           Long-term debt                              616         577


      The fair values of the Company's financial instruments are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities and credit qualities.


 5.  INCOME TAXES

      Effective January 1, 1993, the Company implemented FAS 109, "Accounting for Income Taxes." The cumulative effect of this accounting change on net income was immaterial. As of December 31, 1995 and 1994, the balance sheet reflected $214 million and $228 million, respectively, of income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through

 Pennsylvania Electric Company and Subsidiary Companies


 future rates of $34 million and $36 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded.

      A summary of the components of deferred taxes as of December 31, 1995 and 1994 is as follows:

                                  (In Millions)

       Deferred Tax Assets                  Deferred Tax Liabilities

                           1995   1994                          1995    1994
       Current:                         Current:
       Unbilled revenue     $ 5   $  3  Deferred energy         $  4    $  4
         Total              $ 5   $  3    Total                 $  4    $  4

       Noncurrent:                      Noncurrent:
       Unamortized ITC      $34   $ 36  Liberalized
       Decommissioning       13     35    depreciation:
       Contribution in aid                  previously flowed
         of construction      3      3        through           $121    $131
       Other                 29     40      future revenue
         Total              $79   $114        requirements        91      97
                                              Subtotal           212     228
                                        Liberalized
                                          depreciation           229     217
                                        Other                     21       9
                                            Total               $462    $454


       The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

                                                       (In Millions)
                                                 1995       1994      1993

 Net income                                      $111        $32      $ 96
 Income tax expense                                70         11        69
   Book income subject to tax                    $181        $43      $165

 Federal statutory rate                            35%        35%       35%
 State tax, net of federal benefit                  6          1         7
 Other                                            ( 2)       (10)        -
   Effective income tax rate                       39%        26%       42%

 Pennsylvania Electric Company and Subsidiary Companies


 Federal and state income tax expense is comprised of the following:

                                                        (In Millions)
                                                 1995       1994      1993
 Provisions for taxes currently payable           $28       $ 61       $51

 Deferred income taxes:
   Liberalized depreciation                        12         12         8
   Deferral of energy costs                         -         (3)       11
   Accretion income                                 -          5         -
   Decommissioning                                 21        (24)        -
   VERP                                            13        (21)        -
   Other                                           (1)       (15)        3
      Deferred income taxes, net                   45        (46)       22
 Amortization of ITC, net                          (3)        (4)       (4)
      Income tax expense                          $70       $ 11       $69


      In 1994, the GPU System and the Internal Revenue Service (IRS) reached an agreement to settle the claim for 1986 that TMI-2 has been retired for tax purposes. The Company and its affiliates have received net refunds totaling $17 million, of which the Company's share is $4 million, which have been credited to their customers. Also in 1994, the GPU System received net interest from the IRS totaling $46 million, of which the Company's share is $11.5 million (before income taxes), associated with the refund settlement, which was credited to income. The IRS has completed its examinations of the GPU System's federal income tax returns through 1989. The years 1990 through 1992 are currently being audited.


 6.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Maintenance expense and other taxes charged to operating expenses consisted of the following:
                                                         (In Millions)
                                                   1995      1994      1993

 Maintenance                                        $71       $80       $81
 Other taxes:
   Pennsylvania state gross receipts                $39       $38       $36
   Real estate and personal property                  8         8         8
   Capital stock                                      9         9         9
   Other                                             11        11         9
      Total                                         $67       $66       $62


      For the years 1995, 1994 and 1993, the cost to the Company of services rendered to it by GPUSC amounted to approximately $38 million, $40 million and $37 million, respectively, of which approximately $31 million, $31 million and $25 million, respectively, were charged to income. For the years 1995, 1994

 Pennsylvania Electric Company and Subsidiary Companies


 and 1993, the cost to the Company of services rendered to it by GPUN amounted to approximately $41 million, $40 million and $46 million, respectively, of which approximately $36 million, $33 million and $38 million, respectively, were charged to income.


 7.   EMPLOYEE BENEFITS

 Pension Plans:

      The Company maintains defined benefit pension plans covering substantially all employees. The Company's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

      A summary of the components of net periodic pension cost follows:

                                                         (In Millions)
                                                     1995      1994     1993
 Service cost-benefits earned during the period   $   8.9    $ 10.2   $  8.0
 Interest cost on projected benefit obligation       34.9      30.6     29.9
 Less: Expected return on plan assets               (35.6)    (32.4)   (30.4)
       Amortization                                   0.3       0.5      0.1
 Net periodic pension cost                        $   8.5    $  8.9   $  7.6


      The above 1994 amounts do not include a pre-tax charge to earnings of $33 million resulting from the Voluntary Enhanced Retirement Programs (VERP).

      The actual return on the plans' assets for the years 1995, 1994 and 1993 were gains of $100.3 million, $4.2 million and $46.1 million, respectively.

      The funded status of the plans and related assumptions at December 31, 1995 and 1994 were as follows:

                                                             (In Millions)
                                                            1995         1994
 Accumulated benefit obligation (ABO):
   Vested benefits                                       $ 364.4     $  358.0
   Nonvested benefits                                       44.1         38.6
     Total ABO                                             408.5        396.6
 Effect of future compensation levels                       73.3         57.0
     Projected benefit obligation (PBO)                  $ 481.8      $ 453.6

 Plan assets at fair value                               $ 496.8      $ 401.3
 PBO                                                      (481.8)      (453.6)
   Plan assets in excess of (less than) PBO                 15.0        (52.3)
 Less: Unrecognized net (gain) loss                        (18.8)        27.3
       Unrecognized prior service cost                       3.8          1.8
       Unrecognized net transition obligation                3.0          3.5
     Prepaid (accrued) pension cost                      $   3.0      $ (19.7)

 Pennsylvania Electric Company and Subsidiary Companies


 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets            8.5          8.5
   Discount rate                                             7.5          8.0
   Annual increase in compensation levels                    5.5          6.0


     In 1995, changes in assumptions, primarily the decrease in the discount rate assumption from 8% to 7.5%, resulted in a $20 million increase in the PBO as of December 31, 1995. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net (gain) loss represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition obligation arising out of the adoption of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

 Savings Plans:

     The Company also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits. The Company's savings plans provide for various levels of matching contributions. The matching contributions for the Company for 1995, 1994 and 1993 were $2.5 million, $3.0 million and $3.0 million, respectively.

 Postretirement Benefits Other Than Pensions:

     The Company provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. Health care benefits are administered by various organizations. A portion of the costs are borne by the participants. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. The Company has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

     A summary of the components of the net periodic postretirement benefit cost for 1995, 1994 and 1993 follows:

 Pennsylvania Electric Company and Subsidiary Companies


                                                            (In Millions)
                                                       1995     1994    1993
 Service cost-benefits attributed to service
   during the period                                 $  4.3   $  4.6  $  3.6
 Interest cost on the accumulated postretirement
   benefit obligation                                  15.6     13.4    12.2
 Expected return on plan assets                        (4.3)    (2.3)   (1.2)
 Amortization of transition obligation                  6.2      6.5     6.5
 Other amortization, net                                0.5      0.8      -
   Net periodic postretirement benefit cost            22.3     23.0    21.1
 Net write-off (deferral)                               1.3      9.0   (10.1)
      Postretirement benefit cost, net of deferrals  $ 23.6   $ 32.0  $ 11.0


     The above 1994 amounts do not include a pre-tax charge to earnings of $12 million relating to the VERP.

     The actual return on the plans' assets for the years 1995, 1994 and 1993 was a gain of $11.1 million, $0.8 million and $1.3 million, respectively.

     The funded status of the plans at December 31, 1995 and 1994, was as follows:

                                                            (In Millions)
                                                          1995       1994
 Accumulated Postretirement Benefit Obligation:
   Retirees                                            $ 139.7    $ 111.3
   Fully eligible active plan participants                 6.0       21.4
   Other active plan participants                         79.6       67.2
      Total accumulated postretirement
        benefit obligation (APBO)                      $ 225.3    $ 199.9

 APBO                                                  $(225.3)   $(199.9)
 Plan assets at fair value                                75.3       53.1
 APBO in excess of plan assets                          (150.0)    (146.8)
 Less:   Unrecognized net loss                            25.0       15.9
         Unrecognized prior service cost                   2.3        2.5
         Unrecognized transition obligation              106.1      112.4
      Accrued postretirement benefit liability         $ (16.6)   $ (16.0)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets          8.5        8.5
   Discount rate                                           7.5        8.0


     The Company intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

     In 1995, the decrease in the health-care cost trend rate assumptions resulted in an $18 million decrease in the APBO, which was partially offset by

 Pennsylvania Electric Company and Subsidiary Companies


 an increase of $15 million in the APBO caused by the decrease in the discount rate assumption from 8% to 7.5%. The accumulated postretirement benefits obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 12% for those not eligible for Medicare and 9% for those eligible for Medicare, then decreasing gradually to 6% in 2000 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $23 million as of December 31, 1995 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $3 million.

     In 1994, the Pennsylvania Commonwealth Court reversed a PaPUC order that allowed a nonaffiliated utility, outside a base rate proceeding, to defer certain incremental postretirement benefit costs for future recovery from customers. As a result of the Court's decision, in 1994, the Company determined that its FAS 106 costs, including costs deferred since January 1993, were not likely to be recovered and charged $18.8 million to expense. In addition, $4 million of the Company's unrecognized transition obligation resulting from employees who elected to participate in the VERP was also written off in 1994. In 1995, the Company recorded a charge to income of approximately $9 million, which represents continued amortization of the transition obligation along with current accruals of FAS 106 expense for active employees.


 8.  JOINTLY OWNED STATIONS

     Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The Company participated with affiliated and nonaffiliated utilities in the following jointly owned stations at December 31, 1995:

                                                      Balance (In Millions)
                                        %                       Accumulated
 Station                            Ownership     Investment    Depreciation

 Homer City                            50           $458.2         $161.6
 Three Mile Island Unit 1              25            213.3           78.3
 Seneca                                20             16.4            4.8


 9.   LEASES

      The Company's capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1995 and 1994 totaled $21 million and $16 million, respectively (net of amortization of $21 million and $15 million, respectively). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

 Pennsylvania Electric Company and Subsidiary Companies


      The Company and its affiliates have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the Company and its affiliates refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The Company and its affiliates are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the Company and its affiliates are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. These amounts were $7 million for each of the years ended December 31, 1995, 1994 and 1993.

Pennsylvania Electric Company and Subsidiary Companies


                                PENNSYLVANIA ELECTRIC COMPANY
                                  AND SUBSIDIARY COMPANIES
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       (In Thousands)
          Column A             Column B            Column C          Column D     Column E
                                                   Additions
                                Balance       (1)         (2)
                                  at       Charged to   Charged                   Balance
                               Beginning   Costs and    to Other                  at End
         Description           of Period    Expenses    Accounts    Deductions   of Period
Year ended December 31, 1995
  Allowance for doubtful
    accounts                    $1,182      $6,518     $1,516(a)    $6,064(b)     $3,152
  Allowance for inventory
    obsolescence                   -           -          -            -             -

Year ended December 31, 1994
  Allowance for doubtful
    accounts                    $1,329      $3,133     $1,486(a)    $4,766(b)     $1,182
  Allowance for inventory
    obsolescence                   -           -          -            -             -

Year ended December 31, 1993
  Allowance for doubtful
    accounts                    $1,224      $3,234     $1,337(a)    $4,466(b)     $1,329
  Allowance for inventory
    obsolescence                   365         -          -            365(c)        -









(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.








