Form 10-Q
period 1996-03-31
GENERAL PUBLIC UTILITIES CORP /PA/
filed 1996-05-01
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1996

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


       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1996, was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding


 General Public Utilities Corporation Common Stock, $2.50 par value 120,476,040 Jersey Central Power & Light Company Common Stock, $10 par value 15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

          General Public Utilities Corporation and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                 March 31, 1996



                                Table of Contents
                                                                   Page


 PART I - Financial Information

       Consolidated Financial Statements:

           General Public Utilities
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

           Jersey Central Power & Light Company
             Balance Sheets                                           7
             Statements of Income                                     9
             Statements of Cash Flows                                10

           Metropolitan Edison Company
             Balance Sheets                                          11
             Statements of Income                                    13
             Statements of Cash Flows                                14

           Pennsylvania Electric Company
             Balance Sheets                                          15
             Statements of Income                                    17
             Statements of Cash Flows                                18

       Notes to Financial Statements                                 19

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  38

 PART II - Other Information                                         49

 Signatures                                                          50


                        _________________________________



       The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

       This combined Quarterly Report on Form 10-Q is separately filed by General Public Utilities Corporation, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1995 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             March 31,     December 31,
                                                               1996            1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $ 9,366,784      $9,295,630
   Less, accumulated depreciation                           3,505,818       3,433,240
     Net utility plant in service                           5,860,966       5,862,390
   Construction work in progress                              308,005         313,471
   Other, net                                                 198,667         193,356
        Net utility plant                                   6,367,638       6,369,217

 Other Property and Investments:
   Nuclear decommissioning trusts                             385,479         362,957
   EI Group investments, net                                  275,146         288,044
   Nuclear fuel disposal fund                                  96,816          95,393
   Other, net                                                  41,859          39,505
        Total other property and investments                  799,300         785,899

 Current Assets:
   Cash and temporary cash investments                        112,207          18,422
   Special deposits                                             8,710          14,877
   Accounts receivable:
     Customers, net                                           297,746         278,643
     Other                                                    127,904          69,773
   Unbilled revenues                                          107,532         128,749
   Materials and supplies, at average cost or less:
     Construction and maintenance                             195,892         194,769
     Fuel                                                      32,738          39,795
   Deferred energy costs                                        8,014          13,208
   Deferred income taxes                                       23,408          27,064
   Prepayments                                                 96,888          42,746
   Other                                                       17,715            -
        Total current assets                                1,028,754         828,046

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  366,561         368,712
     Unamortized property losses                              104,390         105,729
     Income taxes recoverable through future rates            515,057         527,584
     Other                                                    436,952         437,683
       Total regulatory assets                              1,422,960       1,439,708
   Deferred income taxes                                      335,099         330,186
   Other                                                      130,723         116,642
        Total deferred debits and other assets              1,888,782       1,886,536



        Total Assets                                      $10,084,474      $9,869,698

 The accompanying notes are an integral part of the consolidated financial statements.


                                            3

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             March 31,     December 31,
                                                               1996            1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   314,458      $  314,458
   Capital surplus                                            747,563         746,449
   Retained earnings                                        2,106,608       2,004,072
     Total                                                  3,168,629       3,064,979
   Less, reacquired common stock, at cost                      89,522          90,345
     Total common stockholders' equity                      3,079,107       2,974,634
   Cumulative preferred stock:
     With mandatory redemption                                124,000         134,000
     Without mandatory redemption                              98,116          98,116
   Subsidiary-obligated mandatorily
     redeemable preferred securities                          330,000         330,000
   Long-term debt                                           2,510,040       2,567,898
        Total capitalization                                6,141,263       6,104,648



 Current Liabilities:
   Securities due within one year                             148,044         131,246
   Notes payable                                              227,379         123,890
   Obligations under capital leases                           167,885         159,565
   Accounts payable                                           322,576         318,394
   Taxes accrued                                              154,166          46,613
   Interest accrued                                            55,414          69,456
   Other                                                      209,617         259,280
        Total current liabilities                           1,285,081       1,108,444



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                    1,456,314       1,466,060
   Unamortized investment tax credits                         142,655         145,375
   Three Mile Island Unit 2 future costs                      417,200         413,031
   Regulatory liabilities                                     164,265          97,999
   Other                                                      477,696         534,141
        Total deferred credits and other liabilities        2,658,130       2,656,606



 Commitments and Contingencies (Note 1)



      Total Liabilities and Capital                       $10,084,474      $9,869,698

 The accompanying notes are an integral part of the consolidated financial statements.


                                            4

              GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES

                            Consolidated Statements of Income
                                       (Unaudited)
                                                             In Thousands
                                                             Three Months
                                                            Ended March 31,
                                                           1996           1995
 Operating Revenues                                     $1,022,934      $913,972

 Operating Expenses:
   Fuel                                                     98,495        89,227
   Power purchased and interchanged                        277,397       250,923
   Deferral of energy costs, net                             3,154         1,148
   Other operation and maintenance                         226,597       219,713
   Depreciation and amortization                            96,586        89,541
   Taxes, other than income taxes                           91,489        86,061
      Total operating expenses                             793,718       736,613

 Operating Income Before Income Taxes                      229,216       177,359
   Income taxes                                             68,010        43,699
 Operating Income                                          161,206       133,660

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                            1,229         1,205
   Other income/(expense), net                              10,309          (800)

   Income taxes                                             (4,002)          155
      Total other income and deductions                      7,536           560

 Income Before Interest Charges and
   Preferred Dividends                                     168,742       134,220

 Interest Charges and Preferred Dividends:
   Interest on long-term debt                               46,612        45,113
   Other interest                                            4,308         6,849
   Allowance for borrowed funds used
     during construction                                    (1,861)       (2,107)
   Dividends on subsidiary-obligated mandatorily
     redeemable preferred securities                         7,222         4,547
   Preferred stock dividends of subsidiaries                 4,208         4,321
      Total interest charges and
        preferred dividends                                 60,489        58,723

 Net Income                                              $ 108,253      $ 75,497

 Earnings Per Average Common Share                       $     .90      $    .65

 Average Common Shares Outstanding                         120,640       115,340

 Cash Dividends Paid Per Share                           $     .47      $    .45


 The accompanying notes are an integral part of the consolidated financial statements.


                                            5

               GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES


                       Consolidated Statements of Cash Flows

                                    (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,
                                                             1996          1995
  Operating Activities:
    Net income                                             $108,253    $  75,497
    Adjustments to reconcile income to cash provided:
      Depreciation and amortization                         101,971       91,815
      Amortization of property under capital leases          15,027       14,154
      Nuclear outage maintenance costs, net                   7,575        8,187
      Deferred income taxes and investment tax
        credits, net                                         (5,737)     (27,975)
      Deferred energy costs, net                              2,953        1,141
      Accretion income                                       (2,903)      (3,130)
      Allowance for other funds used
        during construction                                  (1,230)      (1,205)
    Changes in working capital:
      Receivables                                           (56,018)      22,117
      Materials and supplies                                  5,697          266
      Special deposits and prepayments                      (47,737)     (17,874)
      Payables and accrued liabilities                      122,588        1,958
    Other, net                                              (19,035)         420
       Net cash provided by operating activities            231,404      165,371

  Investing Activities:
    Cash construction expenditures                         (104,470)    (122,138)
    Contributions to decommissioning trusts                 (10,084)      (8,382)
    Nonregulated investments                                (19,765)         756
    Other, net                                               12,699        1,589
       Net cash used for investing activities              (121,620)    (128,175)

  Financing Activities:
    Issuance of long-term debt                                 -         139,115
    Increase/(Decrease) in notes payable, net               103,489     (101,886)
    Retirement of long-term debt                            (51,103)        -
    Capital lease principal payments                        (13,667)     (11,218)
    Dividends paid on common stock                          (54,718)     (51,843)
       Net cash required by financing activities            (15,999)     (25,832)

  Net increase in cash and temporary
    cash investments from above activities                   93,785       11,364
  Cash and temporary cash investments, beginning of year     18,422       26,731
  Cash and temporary cash investments, end of period      $ 112,207    $  38,095

  Supplemental Disclosure:
    Interest and preferred dividends paid                 $  78,313    $  75,407
    Income taxes paid                                     $   6,334    $  28,569
    New capital lease obligations incurred                $  21,929    $   8,207
    Common stock dividends declared but not paid          $     -      $     -



  The accompanying notes are an integral part of the consolidated financial statements.


                                             6

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets


                                                             In Thousands
                                                      March 31,    December 31,
                                                        1996           1995
                                                     (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                      $4,351,349    $4,311,458
   Less, accumulated depreciation                     1,710,542     1,669,893
     Net utility plant in service                     2,640,807     2,641,565
   Construction work in progress                        158,866       157,885
   Other, net                                           122,753       111,023
        Net utility plant                             2,922,426     2,910,473

 Other Property and Investments:
   Nuclear decommissioning trusts                       237,223       225,200
   Nuclear fuel disposal fund                            96,816        95,393
   Other, net                                             7,333         7,218
        Total other property and investments            341,372       327,811

 Current Assets:
   Cash and temporary cash investments                   85,899           922
   Special deposits                                       3,985         7,358
   Accounts receivable:
     Customers, net                                     156,912       150,002
     Other                                               23,330        21,912
   Unbilled revenues                                     56,408        66,389
   Materials and supplies, at average cost or less:
     Construction and maintenance                        96,104        95,949
     Fuel                                                13,318        18,693
   Deferred income taxes                                  9,097        12,142
   Prepayments                                           20,928        20,869
        Total current assets                            465,981       394,236

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs            135,548       138,472
     Unamortized property losses                         98,827       100,176
     Income taxes recoverable through future rates      134,110       134,787
     Other                                              309,052       311,293
       Total regulatory assets                          677,537       684,728
   Deferred income taxes                                122,908       122,082
   Other                                                 22,812        20,359
        Total deferred debits and other assets          823,257       827,169




        Total Assets                                 $4,553,036    $4,459,689

 The accompanying notes are an integral part of the consolidated financial statements.





           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets

                                                              In Thousands
                                                      March 31,    December 31,
                                                        1996          1995
                                                     (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                      $  153,713    $  153,713
   Capital surplus                                      510,769       510,769
   Retained earnings                                    867,680       816,770
     Total common stockholder's equity                1,532,162     1,481,252
   Cumulative preferred stock:
     With mandatory redemption                          124,000       134,000
     Without mandatory redemption                        37,741        37,741
   Company-obligated mandatorily
     redeemable preferred securities                    125,000       125,000
   Long-term debt                                     1,162,997     1,192,945
        Total capitalization                          2,981,900     2,970,938

 Current Liabilities:
   Securities due within one year                        50,010        35,710
   Notes payable                                              -           800
   Obligations under capital leases                     103,764        90,329
   Accounts payable:
     Affiliates                                          15,240        31,885
     Other                                              101,544       111,225
   Taxes accrued                                         92,433        10,516
   Deferred energy credits                                1,127        (5,290)
   Interest accrued                                      29,239        28,718
   Other                                                 67,608        75,069
        Total current liabilities                       460,965       378,962

 Deferred Credits and Other Liabilities:
   Deferred income taxes                                604,939       607,188
   Unamortized investment tax credits                    65,361        66,874
   Three Mile Island Unit 2 future costs                104,325       103,271
   Nuclear Fuel Disposal Fee                            122,692       121,121
   Regulatory liabilities                                36,634        37,597
   Other                                                176,220       173,738
        Total deferred credits and
          other liabilities                           1,110,171     1,109,789


 Commitments and Contingencies (Note 1)




        Total Liabilities and Capital                $4,553,036    $4,459,689

 The accompanying notes are an integral part of the consolidated financial statements.





            JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                         Consolidated Statements of Income
                                    (Unaudited)


                                                          In Thousands
                                                          Three Months
                                                         Ended March 31,
                                                        1996         1995
 Operating Revenues                                   $529,274     $468,034

 Operating Expenses:
   Fuel                                                 28,287       20,366
   Power purchased and interchanged:
     Affiliates                                          3,583        1,098
     Others                                            163,860      168,271
   Deferral of energy and capacity
     costs, net                                          4,216       (8,571)
   Other operation and maintenance                     116,479      113,634
   Depreciation and amortization                        49,952       47,681
   Taxes, other than income taxes                       59,972       55,994
      Total operating expenses                         426,349      398,473

 Operating Income Before Income Taxes                  102,925       69,561
   Income taxes                                         25,564       12,334
 Operating Income                                       77,361       57,227

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                        1,003          228
   Other income/(expense), net                           2,142        3,618
   Income taxes                                         (1 051)      (1,439)
      Total other income and deductions                  2,094        2,407

 Income Before Interest Charges and
   Dividends on Preferred Securities                    79,455       59,634

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                           22,514       22,499
   Other interest                                          923        1,993
   Allowance for borrowed funds used
     during construction                                (1,153)      (1,069)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                     2,675         -
      Total interest charges and dividends
       on preferred securities                          24,959       23,423

 Net Income                                             54,496       36,211
   Preferred stock dividends                             3,586        3,699
 Earnings Available for Common Stock                  $ 50,910     $ 32,512


 The accompanying notes are an integral part of the consolidated financial statements.





           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                            Ended March 31,
                                                            1996       1995
 Operating Activities:
   Net income                                             $ 54,496   $ 36,211
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          53,629     52,074
     Amortization of property under capital leases           8,137      6,636
     Nuclear outage maintenance costs, net                   5,342      5,796
     Deferred income taxes and investment tax
       credits, net                                         (5,870)   (22,785)
     Deferred energy and capacity costs, net                 4,211     (8,599)
     Accretion income                                       (2,903)    (3,130)
     Allowance for other funds used
       during construction                                  (1,004)      (229)
   Changes in working capital:
     Receivables                                             1,653     17,581
     Materials and supplies                                  5,220     (3,296)
     Special deposits and prepayments                        3,314     25,588
     Payables and accrued liabilities                       52,646     35,620
   Other, net                                               (4,824)    (3,712)
        Net cash provided by operating activities          174,047    137,755

 Investing Activities:
   Cash construction expenditures                          (46,241)   (47,697)
   Contributions to decommissioning trusts                  (4,500)    (4,516)
   Other, net                                                 (806)     1,038
        Net cash used for investing activities             (51,547)   (51,175)

 Financing Activities:
   Issuance of long-term debt                                 -        49,625
   Decrease in notes payable, net                             (800)  (110,500)
   Retirement of long-term debt                            (25,701)      -
   Capital lease principal payments                         (7,436)    (3,785)
   Dividends paid on preferred stock                        (3,586)    (3,699)
        Net cash required by financing activities          (37,523)   (68,359)

 Net increase in cash and temporary cash
   investments from above activities                        84,977     18,221
 Cash and temporary cash investments, beginning of year        922      1,041
 Cash and temporary cash investments, end of period       $ 85,899   $ 19,262

 Supplemental Disclosure:
   Interest paid                                          $ 24,642   $ 24,433
   Income taxes paid                                      $    303   $ (4,555)
   New capital lease obligations incurred                 $ 21,177   $  1,951






 The accompanying notes are an integral part of the consolidated financial statements.




                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                Consolidated Balance Sheets


                                                               In Thousands
                                                        March 31,        December 31,
                                                          1996               1995
                                                       (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                       $2,254,998         $2,240,951
   Less, accumulated depreciation                        783,355            763,921
     Net utility plant in service                      1,471,643          1,477,030
   Construction work in progress                          80,825             83,353
   Other, net                                             41,821             45,587
        Net utility plant                              1,594,289          1,605,970

 Other Property and Investments:
   Nuclear decommissioning trusts                        103,137             95,317
   Other, net                                             10,948              9,899
        Total other property and investments             114,085            105,216

 Current Assets:
   Cash and temporary cash investments                     3,055              1,810
   Special deposits                                        1,075              1,256
   Accounts receivable:
     Customers, net                                       64,039             60,739
     Other                                                18,255             22,151
   Unbilled revenues                                      24,270             31,509
   Materials and supplies, at average cost or less:
     Construction and maintenance                         40,218             39,337
     Fuel                                                  7,984              9,817
   Deferred income taxes                                   8,443              7,868
   Prepayments                                            31,139              6,549
        Total current assets                             198,478            181,036

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs             148,831            149,004
     Income taxes recoverable through future rates       168,276            178,513
     Other                                               114,391            112,458
       Total regulatory assets                           431,498            439,975
   Deferred income taxes                                  93,922             91,356
   Other                                                  15,679             13,612
        Total deferred debits and other assets           541,099            544,943


        Total Assets                                  $2,447,951         $2,437,165





 The accompanying notes are an integral part of the consolidated financial statements.





                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                Consolidated Balance Sheets


                                                               In Thousands
                                                        March 31,        December 31,
                                                          1996               1995
                                                       (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                       $   66,273         $   66,273
   Capital surplus                                       370,200            370,200
   Retained earnings                                     263,088            248,434
        Total common stockholder's equity                699,561            684,907
   Cumulative preferred stock                             23,598             23,598
   Company-obligated mandatorily redeemable
     preferred securities                                100,000            100,000
   Long-term debt                                        603,269            603,268
        Total capitalization                           1,426,428          1,411,773


 Current Liabilities:
   Securities due within one year                         15,019             15,019
   Notes payable                                          30,183             22,390
   Obligations under capital leases                       40,361             43,600
   Accounts payable:
     Affiliates                                           15,553             10,559
     Other                                                78,995             91,538
   Taxes accrued                                          31,006             19,615
   Deferred energy credits                                 3,536              1,417
   Interest accrued                                       12,553             19,359
   Other                                                  36,259             40,635
        Total current liabilities                        263,465            264,132


 Deferred Credits and Other Liabilities:
   Deferred income taxes                                 374,019            380,135
   Unamortized investment tax credits                     32,867             33,387
   Three Mile Island Unit 2 future costs                 208,550            206,489
   Nuclear fuel disposal fee                              27,715             27,360
   Regulatory liabilities                                 26,545             26,461
   Other                                                  88,362             87,428
        Total deferred credits and other liabilities     758,058            761,260

 Commitments and Contingencies (Note 1)



        Total Liabilities and Capital                 $2,447,951         $2,437,165




 The accompanying notes are an integral part of the consolidated financial statements.





                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                             Consolidated Statements of Income
                                        (Unaudited)


                                                               In Thousands
                                                               Three Months
                                                              Ended March 31,
                                                        1996               1995

 Operating Revenues                                   $237,688           $205,749

 Operating Expenses:
   Fuel                                                 25,913             22,392
   Power purchased and interchanged:
     Affiliates                                          6,900              8,958
     Others                                             53,425             43,514
   Deferral of energy costs, net                         2,084             (1,105)
   Other operation and maintenance                      50,529             52,641
   Depreciation and amortization                        24,002             22,670
   Taxes, other than income taxes                       15,587             13,659
       Total operating expenses                        178,440            162,729

 Operating Income Before Income Taxes                   59,248             43,020
   Income taxes                                         20,856             11,865
 Operating Income                                       38,392             31,155

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                           43                455
   Other income/(expense), net                             226             (2,161)
   Income taxes                                            (33)               791
       Total other income and deductions                   236               (915)

 Income Before Interest Charges and
  Dividends on Preferred Securities                     38,628             30,240

 Interest Charges and Dividends on
  on Preferred Securities:
   Interest on long-term debt                           11,467             11,012
   Other interest                                        1,099                989
   Allowance for borrowed funds used during
     construction                                         (225)              (395)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                     2,250              2,250
       Total interest charges and dividends
          on preferred securities                       14,591             13,856

 Net Income                                             24,037             16,384
   Preferred stock dividends                               236                236
 Earnings Available for Common Stock                  $ 23,801           $ 16,148


 The accompanying notes are an integral part of the consolidated financial statements.





                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                 In Thousands
                                                                 Three Months
                                                                Ended March 31,
                                                               1996         1995
 Operating Activities:
   Net income                                                $ 24,037     $ 16,384
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                             23,381       20,075
     Amortization of property under capital leases              3,941        3,795
     Nuclear outage maintenance costs, net                      1,491        1,638
     Deferred income taxes and investment tax
       credits, net                                              (947)        (139)
     Deferred energy costs, net                                 2,084       (1,105)
     Accretion income                                             -             -
     Allowance for other funds used
       during construction                                        (43)        (455)
   Changes in working capital:
     Receivables                                                7,835       (2,424)
     Materials and supplies                                       952        1,958
     Special deposits and prepayments                         (24,410)     (16,758)
     Payables and accrued liabilities                          10,197      (36,543)
   Other, net                                                  (4,378)       3,501
       Net cash provided (required) by operating
         activities                                            44,140      (10,073)

 Investing Activities:
   Cash construction expenditures                             (31,449)     (37,999)
   Contributions to decommissioning trusts                     (4,268)      (2,550)
   Other, net                                                  (1,050)          41
       Net cash used for investing activities                 (36,767)     (40,508)

 Financing Activities:
   Issuance of long-term debt                                     -         29,820
   Increase in notes payable, net                               7,793       57,300
   Retirement of long-term debt                                   -            -
   Capital lease principal payments                            (3,449)      (3,832)
   Dividends paid on common stock                             (10,000)     (40,000)
   Dividends paid on preferred stock                             (472)        (236)
       Net cash provided by financing activities               (6,128)      43,052

 Net increase (decrease) in cash and temporary
   cash investments from above activities                       1,245       (7,529)
 Cash and temporary cash investments, beginning of year         1,810        9,246
 Cash and temporary cash investments, end of period          $  3,055     $  1,717

 Supplemental Disclosure:
   Interest paid                                             $ 21,363     $ 24,329
   Income taxes paid                                         $  2,911     $ 29,344
   New capital lease obligations incurred                    $    497     $  1,858


 The accompanying notes are an integral part of the consolidated financial statements.





                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                            March 31,      December 31,
                                                               1996            1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                             $2,684,320       $2,667,842
   Less, accumulated depreciation                              986,545          974,992
     Net utility plant in service                            1,697,775        1,692,850
   Construction work in progress                                68,314           72,233
   Other, net                                                   28,981           30,876
        Net utility plant                                    1,795,070        1,795,959

 Other Property and Investments:
   Nuclear decommissioning trusts                               45,119           42,440
   Other, net                                                    6,601            6,545
        Total other property and investments                    51,720           48,985

 Current Assets:
   Cash and temporary cash investments                           2,208            1,367
   Special deposits                                              2,795            2,718
   Accounts receivable:
     Customers, net                                             76,391           67,454
     Other                                                      21,160           29,033
   Unbilled revenues                                            26,854           30,851
   Materials and supplies, at average cost or less:
     Construction and maintenance                               53,561           53,237
     Fuel                                                       11,436           11,285
   Deferred energy costs                                        12,677            9,335
   Deferred income taxes                                         4,928            4,602
  Prepayments                                                   38,956           10,328
        Total current assets                                   250,966          220,210

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                    82,182           81,236
     Income taxes recoverable through future rates             212,671          214,284
     Other                                                      19,072           19,485
       Total regulatory assets                                 313,925          315,005
   Deferred income taxes                                        77,259           78,754
   Other                                                        17,653           14,657
        Total deferred debits and other assets                 408,837          408,416



        Total Assets                                        $2,506,593       $2,473,570




 The accompanying notes are an integral part of the consolidated financial statements.





                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                  In Thousands
                                                            March 31,      December 31,
                                                               1996            1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  105,812       $  105,812
   Capital surplus                                           285,486          285,486
   Retained earnings                                         338,370          327,814
        Total common stockholder's equity                    729,668          719,112
   Cumulative preferred stock                                 36,777           36,777
   Company-obligated mandatorily
     redeemable preferred securities                         105,000          105,000
   Long-term debt                                            642,477          642,487
        Total capitalization                               1,513,922        1,503,376


 Current Liabilities:
   Securities due within one year                             50,009           75,009
   Notes payable                                              88,471           27,100
   Obligations under capital leases                           21,126           22,751
   Accounts payable:
     Affiliates                                               17,955           13,806
     Others                                                   54,720           66,687
   Taxes accrued                                              29,904           16,019
   Interest accrued                                           11,678           19,567
   Vacations accrued                                           5,706            9,976
   Other                                                      11,453           19,448
        Total current liabilities                            291,022          270,363


 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     463,331          462,354
   Unamortized investment tax credits                         44,427           45,114
   Three Mile Island Unit 2 future costs                     104,325          103,271
   Nuclear fuel disposal fee                                  13,858           13,680
   Regulatory liabilities                                     33,621           33,941
   Other                                                      42,087           41,471
        Total deferred credits and other liabilities         701,649          699,831

 Commitments and Contingencies (Note 1)







        Total Liabilities and Capital                     $2,506,593       $2,473,570

 The accompanying notes are an integral part of the consolidated financial statements.






           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES


                        Consolidated Statements of Income

                                   (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,

                                                            1996          1995
 Operating Revenues                                       $269,329      $253,412

 Operating Expenses:
   Fuel                                                     44,295        46,469
   Power purchased and interchanged:
     Affiliates                                              1,357         1,627
     Others                                                 60,112        39,138
   Deferral of energy costs, net                            (3,146)       10,824
   Other operation and maintenance                          59,899        54,146
   Depreciation and amortization                            22,632        19,190
   Taxes, other than income taxes                           15,930        16,408
        Total operating expenses                           201,079       187,802

 Operating Income Before Income Taxes                       68,250        65,610
   Income taxes                                             21,590        19,500
 Operating Income                                           46,660        46,110

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                              183           522
   Other income/(expense), net                                (861)       (1,223)
   Income taxes                                                 (2)          370
        Total other income and deductions                     (680)         (331)

 Income Before Interest Charges and
   Dividends on Preferred Securities                        45,980        45,779

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                               12,631        11,602
   Other interest                                            1,020         1,957
   Allowance for borrowed funds used
     during construction                                      (483)         (643)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                         2,297         2,297
        Total interest charges and dividends on
          preferred securities                              15,465        15,213

 Net Income                                                 30,515        30,566
   Preferred stock dividends                                   386           386
 Earnings Available for Common Stock                      $ 30,129      $ 30,180


 The accompanying notes are an integral part of the consolidated financial statements.







                   PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                 In Thousands
                                                                Three Months
                                                               Ended March 31,
                                                               1996         1995
 Operating Activities:
   Net income                                               $  30,515    $  30,566
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                             22,207       18,675
     Amortization of property under capital leases              2,191        2,485
     Nuclear outage maintenance costs, net                        742          753
     Deferred income taxes and investment tax
       credits, net                                             1,997       (4,699)
     Deferred energy costs, net                                (3,342)      10,845
     Allowance for other funds used
      during construction                                        (183)        (521)
   Changes in working capital:
     Receivables                                                2,933          517
     Materials and supplies                                      (475)       1,604
     Special deposits and prepayments                         (28,705)     (25,767)
     Payables and accrued liabilities                         (12,510)       7,258
   Other, net                                                   2,345         (525)
       Net cash provided by operating activities               17,715       41,191

 Investing Activities:
   Cash construction expenditures                             (28,529)     (36,213)
   Contributions to decommissioning trusts                     (1,316)      (1,316)
   Other, net                                                    (992)        -
       Net cash used for investing activities                 (30,837)     (37,529)

 Financing Activities:
   Issuance of long-term debt                                    -          59,670
   Increase (decrease) in notes payable, net                   61,371      (36,486)
   Capital lease principal payments                            (2,024)      (2,363)
   Retirement of long-term debt                               (25,000)        -
   Dividends paid on common stock                             (20,000)     (20,000)
   Dividends paid on preferred stock                             (384)        (386)
       Net cash provided by financing activities               13,963          435

 Net increase in cash and temporary
   cash investments from above activities                         841        4,097
 Cash and temporary cash investments, beginning of year         1,367        1,191
 Cash and temporary cash investments, end of period         $   2,208    $   5,288

 Supplemental Disclosure:
   Interest paid                                            $  23,539    $  20,409
   Income taxes paid                                        $   2,900    $   2,903
   New capital lease obligations incurred                   $     255    $   1,660


 The accompanying notes are an integral part of the consolidated financial statements.




                                             18

 GENERAL PUBLIC UTILITIES CORPORATION AND SUBSIDIARY COMPANIES


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     General Public Utilities Corporation (GPU or the Corporation) is a holding company registered under the Public Utility Holding Company Act of 1935. The Corporation does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed), and Pennsylvania Electric Company (Penelec) (collectively, the "Subsidiaries"). The Subsidiaries' business is the generation, transmission, distribution and sale of electricity. The Subsidiaries serve areas of New Jersey and Pennsylvania with a population of approximately five million, with revenues about equally divided between New Jersey and Pennsylvania customers. The Corporation also owns all of the common stock of Energy Initiatives, Inc., EI Power, Inc. and EI Energy, Inc., (collectively, the "EI Group") which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries; GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and GPU Generation Corporation (Genco), which operates and maintains the fossil-fueled and hydroelectric units of the Subsidiaries. All of these companies considered together with their subsidiaries are referred to as the "GPU System."

     Met-Ed owns all of the common stock of York Haven Power Company, the owner of a small hydroelectric generating station, and Penelec owns all of the common stock of Waverly Electric Light & Power Company and Nineveh Water Company.

     These notes should be read in conjunction with the notes to consolidated financial statements included in the 1995 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1995 Annual Report on Form 10-K.


 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     The Subsidiaries have made investments in three major nuclear projects-- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster
 Creek is owned by JCP&L.   At March 31, 1996 and December 31, 1995 the
 Subsidiaries' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           March 31, 1996

           JCP&L                    $163          $791
           Met-Ed                    312            -
           Penelec                   153            -
             Total                  $628          $791


                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           December 31, 1995

           JCP&L                    $166          $785
           Met-Ed                    318            -
           Penelec                   156            -
             Total                  $640          $785

     The Subsidiaries' net investment in TMI-2 at March 31, 1996 was
 $94 million (JCP&L, Met-Ed and Penelec's shares are $84 million, $2 million, and $8 million, respectively). The Subsidiaries' net investment in TMI-2 at December 31, 1995 was $95 million (JCP&L, Met-Ed and Penelec's shares are
 $85 million, $2 million, and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 from their wholesale customers.

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

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in 1993.

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

     The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against the Corporation and the Subsidiaries and their suppliers (the defendants) under a reservation of rights with respect to any award of punitive damages. However, in 1994 the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages. A trial of ten allegedly representative cases is scheduled to begin in June 1996.

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

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the Corporation and its Subsidiaries proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries.

     The U.S. Supreme Court has denied petitions filed by the Corporation and its Subsidiaries to review the Court of Appeals' rulings with respect to the availability of punitive damages and the standard of care.

     Based on the above, the Corporation and its Subsidiaries believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

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

     In 1990, the Subsidiaries submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Subsidiaries intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target has been developed for TMI-2 which takes the accident into account. Under the NRC regulations, the funding targets (in 1996 dollars) are as follows:

                                             (Millions)
                                    Oyster
                                    Creek      TMI-1       TMI-2

   JCP&L                             $191       $ 40       $ 63
   Met-Ed                              -          79        127
   Penelec                             -          40         63
     Total                           $191       $159       $253

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

     In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in the site-specific studies, is in agreement with them, and believes the results are reasonable as follows (in 1996 dollars):

                                             (Millions)
                                    Oyster
 GPU System                         Creek      TMI-1       TMI-2

 Radiological decommissioning        $351       $299       $363
 Nonradiological cost of removal       34         74         37*
      Total                          $385       $373       $400

 * Net of $4 million spent as of March 31, 1996.

                                             (Millions)
                                    Oyster
 JCP&L                              Creek      TMI-1       TMI-2

 Radiological decommissioning        $351        $75       $ 91
 Nonradiological cost of removal       34         18          9*
      Total                          $385        $93       $100

 * Net of $1 million spent as of March 31, 1996.

                                        (Millions)
 Met-Ed                             TMI-1      TMI-2

 Radiological decommissioning        $149       $181
 Nonradiological cost of removal       38         19 *
      Total                          $187       $200

 * Net of $2 million spent as of March 31, 1996.

                                        (Millions)
 Penelec                            TMI-1      TMI-2

 Radiological decommissioning         $75       $ 91
 Nonradiological cost of removal       18          9 *
      Total                           $93       $100

 * Net of $1 million spent as of March 31, 1996.

     The ultimate cost of retiring the GPU System's nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the quarterly escalation of various cost elements (including, but not limited to, general inflation), (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     In February 1996 the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft's current provisions are finalized, Oyster Creek and TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plants (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1996 dollars) since the plant is no longer operating (see TMI-2 Future Costs). A final statement is expected to be effective for fiscal years beginning after December 15, 1996.

 TMI-1 and Oyster Creek:

     JCP&L is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. JCP&L is also collecting revenues, based on its share ($3.83 million) of an estimate of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. The Pennsylvania Public Utility Commission (PaPUC) previously granted Met-Ed revenues for decommissioning costs of TMI-1 based on its share ($37.5 million) of the NRC funding target and nonradiological cost of removal estimated in an earlier 1988 site-specific study to be $75 million (in 1996 dollars). The PaPUC also permitted Penelec to increase the collection of revenues for decommissioning costs for TMI-1 to a basis equivalent to that granted Met-Ed. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $80 million (JCP&L, Met-Ed and Penelec's shares are $25 million, $39 million and $16 million, respectively) for TMI-1 and $146 million for Oyster Creek at March 31, 1996. TMI-1 and Oyster Creek retirement costs are charged to depreciation expense over the expected service life of each nuclear plant, and amounted to $4 million (JCP&L, Met-Ed and Penelec's shares are $1 million, $2 million and $1 million, respectively) and $3 million, respectively, for the first quarter of 1996.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

     The estimated liabilities for TMI-2 Future Costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet) as of March 31, 1996 and December 31, 1995 are as follows:

                                                  (Millions)
                                       GPU     JCP&L      Met-Ed     Penelec
 March 31, 1996

 Radiological Decommissioning         $363     $ 91        $181        $ 91
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          18        4           9           5
     Total                            $418     $104        $209        $105

 * Net of $4 million (JCP&L, Met-Ed and Penelec's shares are $1 million, $2 million and $1 million, respectively) spent as of March 31, 1996.

                                                  (Millions)
                                       GPU     JCP&L      Met-Ed     Penelec
 December 31, 1995

 Radiological Decommissioning         $358      $90        $179         $89
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          18        4           9           5
     Total                            $413     $103        $207        $103

 * Net of $3 million spent (JCP&L, Met-Ed and Penelec's shares are $.75 million, $1.5 million and $.75 million, respectively) as of December 31, 1995.

     Offsetting the $418 million liability is $273 million (JCP&L, Met-Ed and Penelec's shares are $51 million, $147 million and $75 million, respectively) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet, and $151 million (JCP&L, Met-Ed and Penelec's shares are $63 million, $61 million and $27 million, respectively) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense for the first quarter of 1996 amounted to $3 million (JCP&L, Met-Ed and Penelec's shares are $0.8 million, $2 million and $0.2 million, respectively).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

     At March 31, 1996 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $64 million (JCP&L, Met-Ed and Penelec's shares are $16 million, $32 million and $16 million, respectively), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1996 dollars) of $299 million and $363 million, respectively (JCP&L, Met-Ed and Penelec's shares are $75 million and $91 million, $149 million and $181 million, and $75 million and $91 million, respectively). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The Subsidiaries will not pursue recovery from customers for any of these amounts contributed in excess of the $64 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage in 1993, the Subsidiaries are incurring incremental storage costs of approximately

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

     The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $68 million (JCP&L, Met-Ed and Penelec's shares are $41 million, $18 million and $9 million, respectively) in any one year under insurance policies applicable to nuclear operations and facilities.

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

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

     Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Subsidiaries have entered into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity for periods up to 25 years each for JCP&L and Penelec, and 26 years for Met-Ed. The majority of these agreements contain certain contract limitations and subject the NUGs to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Subsidiaries to purchase, at the contract price, the net output up to the contract limits. As of March 31, 1996, facilities covered by these agreements having 1,624 MW (JCP&L, Met-Ed and Penelec's shares are 892 MW, 335 MW and 397 MW, respectively) of capacity were in service. Actual payments from 1993 through 1995, and estimated payments from 1996 through 2000 to NUGs, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:


                          Payments Under NUG Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1993                   $  491       $ 292       $  95       $ 104
       1994                      528         304         101         123
       1995                      670         381         131         158
     * 1996                      695         368         151         176
     * 1997                      719         379         156         184
     * 1998                      794         385         212         197
     * 1999                      882         391         213         278
     * 2000                      933         405         219         309

 * Estimate

     Of these amounts, payments to the projects which are not in service at March 31, 1996 are estimated as follows:

                  Payments Under NUG Agreements Not In Service
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1997                     $ 17         $ 1         $16         $ -
       1998                       76           3          68           5
       1999                      149           3          69          77
       2000                      175           3          74          98

     In the year 2000 NUG agreements, in the aggregate, will provide approximately 1,962 MW (JCP&L 902 MW, Met-Ed 485 MW and Penelec 575 MW) of capacity and energy to the GPU System, at varying prices.

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

     While the Subsidiaries thus far have been granted recovery of their NUG costs (including substantially all buyout costs) from customers by the PaPUC and NJBPU, there can be no assurance that the Subsidiaries will continue to be able to recover similar costs which may be incurred in the future. The GPU System currently estimates that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $225 million to $330 million (JCP&L $85 to $130 million; Met-Ed $50 million to $80 million; and Penelec $90 million to $120 million). The amount of these estimated above-market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.

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

     In accordance with the provisions of FAS 71, the Subsidiaries have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as of March 31, 1996 and December 31, 1995, were as follows:

 GPU System                                            Assets (in thousands)
                                                    March 31,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                            $  515,057    $  527,584
 TMI-2 deferred costs                                 366,561       368,712
 Unamortized property losses                          104,390       105,729
 NUG contract termination costs                        84,132        84,132
 Other postretirement benefits                         63,695        58,362
 N.J. unit tax                                         50,146        51,518
 Unamortized loss on reacquired debt                   48,980        50,198
 Load and demand-side management programs              47,412        48,071
 DOE enrichment facility decommissioning               37,728        38,519
 Manufactured gas plant remediation                    30,134        29,608
 Nuclear fuel disposal fee                             21,974        21,946
 N.J. low-level radwaste disposal                      20,415        21,778
 Storm damage                                          19,558        18,294
 Other                                                 12,778        15,257
      Total                                        $1,422,960    $1,439,708

                                                    Liabilities (in thousands)
                                                    March 31,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                               $93,254       $94,931
 Other                                                  3,546         3,068
      Total                                           $96,800       $97,999

                                                       Assets (in thousands)
 JCP&L                                              March 31,    December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                              $134,110      $134,787
 TMI-2 deferred costs                                 135,548       138,472
 Unamortized property losses                           98,827       100,176
 NUG contract termination costs                        17,482        17,482
 Other postretirement benefits                         35,311        32,390
 N.J. unit tax                                         50,146        51,518
 Unamortized loss on reacquired debt                   33,573        34,285
 Load and demand side management programs              47,412        48,071
 DOE enrichment facility decommissioning               24,008        24,503
 Manufactured gas plant remediation                    30,134        29,608
 Nuclear fuel disposal fee                             23,314        23,165
 N.J. low-level radwaste disposal                      20,415        21,778
 Storm damage                                          19,558        18,294
 Other                                                  7,699        10,199
      Total                                          $677,537      $684,728

                                                    Liabilities (in thousands)
                                                    March 31,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                               $35,522       $36,343
 Other                                                  1,112         1,254
      Total                                           $36,634       $37,597



                                                       Assets (in thousands)
 Met-Ed                                             March 31,      December 31,
                                                      1996            1995
 Income taxes recoverable/refundable
   through future rates                             $168,276        $178,513
 TMI-2 deferred costs                                148,831         149,004
 Unamortized property losses                           3,241           3,273
 NUG contract termination costs                       66,650          66,650
 Other postretirement benefits                        28,384          25,972
 Unamortized loss on reacquired debt                   6,764           6,945
 DOE enrichment facility decommissioning               9,147           9,344
 Nuclear fuel disposal fee                            (1,080)         (1,025)
 Other                                                 1,285           1,299
      Total                                         $431,498        $439,975

                                                    Liabilities (in thousands)
                                                    March 31,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                              $24,396         $24,765
 Other                                                 2,149           1,696
      Total                                          $26,545         $26,461

                                                       Assets (in thousands)
 Penelec                                            March 31,      December 31,
                                                      1996            1995
 Income taxes recoverable/refundable
   through future rates                             $212,671        $214,284
 TMI-2 deferred costs                                 82,182          81,236
 Unamortized property losses                           2,322           2,280
 Unamortized loss on reacquired debt                   8,643           8,968
 DOE enrichment facility decommissioning               4,573           4,672
 Nuclear fuel disposal fee                              (260)           (194)
 Other                                                 3,794           3,759
      Total                                         $313,925        $315,005

                                                     Liabilities (in thousands)
                                                     March 31,     December 31,
                                                       1996          1995
 Income taxes recoverable/refundable
   through future rates                              $33,336         $33,823
 Other                                                   285             118
      Total                                          $33,621         $33,941



 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the Subsidiaries' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1996 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

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

 Load and demand-side management (DSM) programs: Consists of load management costs that are currently being recovered, with interest, through JCP&L's retail base rates pursuant to a 1993 NJBPU order, and other DSM program expenditures that are recovered annually, with interest. Also includes provisions for lost revenues between base rate cases and performance incentives.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Subsidiaries' energy adjustment clauses.

 Manufactured gas plant remediation: Consists of costs which are probable of recovery, with interest, associated with the investigation and remediation of several gas manufacturing plants. For additional information, see ENVIRONMENTAL MATTERS.

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

     The Subsidiaries continue to be subject to cost-based ratemaking regulation. However, in the event that either all or a portion of their operations are no longer subject to these provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off. In addition, any above market costs of purchased power commitments would have to be expensed (see Nonutility Generation Agreements), and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. At this time, the Corporation is unable to determine when and to what extent FAS 71 may no longer be applicable.


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

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Subsidiaries expect to spend up to $410 million (JCP&L, Met-Ed and Penelec's shares are $42 million, $163 million, and $205 million, respectively) for air pollution control equipment by the year 2000, of which approximately $237 million (JCP&L, Met-Ed and Penelec's shares are $42 million, $96 million, and $99 million, respectively) has already been spent. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Subsidiaries expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $60 million (Met-Ed and Penelec's shares are $14 million and $46 million, respectively) (included in the Clean Air Act total), beginning in 1997, to meet the seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Subsidiaries are unable to determine what additional costs, if any, will be incurred.

     The GPU System companies have been formally notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites, broken down by company as follows:

                   JCP&L   MET-ED  PENELEC    GPUN     GPU    TOTAL

     PRPs            6       4        2         1       1       11*

   * In some cases, the Subsidiaries are named separately for the same site.

     In addition, the Subsidiaries have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider the Subsidiaries as PRPs. The Subsidiaries have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU System companies.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 1996 JCP&L has an estimated environmental liability of $29 million recorded on its Balance Sheet relating to these sites, as well as two other properties. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the future costs may range as high as $50 million. Estimates of these costs are subject to significant uncertainties because: JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the costs could be materially in excess of $50 million.

     In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future MGP remediation costs when expenditures exceed prior collections. The NJBPU decision also provided for interest on any overrecovery to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. JCP&L is pursuing reimbursement of the remediation costs from its insurance carriers. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. JCP&L requested the Court to order the insurance carriers to reimburse JCP&L for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.


                       OTHER COMMITMENTS AND CONTINGENCIES

     In 1994, the energy services and delivery businesses of Met-Ed and Penelec were functionally combined. In March 1996, plans were announced to combine the operations of JCP&L and certain divisions of GPUSC with those of Met-Ed/Penelec.

     In connection with this combination, in April 1996, management announced that it intends to offer a voluntary enhanced retirement program to more than 400 non-bargaining employees in Pennsylvania and New Jersey, and that a similar program will be discussed with the bargaining units. If between 60% and 80% of the eligible bargaining and non-bargaining employees were to accept the offer, depending on the age and years of service of those employees, the program could result in a 1996 pre-tax charge to earnings of between $90 million and $125 million.

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

     The Subsidiaries have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1996 and 2004, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for the Homer City station also includes a provision for the payment of postretirement benefit costs. The Subsidiaries' share of the cost of coal purchased under these agreements is expected to aggregate $116 million (JCP&L, Met-Ed and Penelec's shares are $22 million, $18 million and $76 million, respectively) for 1996.

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 1,085 MW in 1996, declining to 878 MW in 1999 and 696 MW in 2004. Payments pursuant to these agreements are estimated to be $174 million in 1996, $164 million in 1997, $147 million in 1998, $123 million in 1999 and $105 million in 2000.

     Genco is constructing a 141 MW gas-fired combustion turbine at JCP&L's Gilbert generating station. This estimated $50 million project, of which $35 million has been spent, is expected to be in-service by mid-1996. In 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing NUGs has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. There can be no assurance as to the outcome of this proceeding.

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

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. Legislation has been proposed in New Jersey which would require the NJBPU to conduct a formal investigation whenever a nuclear plant is, or is anticipated to be, out of service for more than three months, to determine whether costs associated with the outage should be excluded from rates.

     As of March 31, 1996, approximately 53% of the GPU System's workforce was represented by unions for collective bargaining purposes. JCP&L employees' collective bargaining agreement is due to expire in October 1996, representing 44% of the GPU System's union employees.

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

     NIMO has also initiated actions in federal and state court seeking to invalidate numerous NUG contracts or limit the amount of annual generation produced by the NUG, and is withholding allegedly "excess" payments made in respect of "over generation" under these contracts, including the contracts for one of Energy Initiatives' projects. NIMO alleges to have overpaid Energy Initiatives approximately $7 million for the years 1993 through 1995. Energy Initiatives has filed motions to dismiss the complaint and is vigorously defending these actions. There can be no assurance as to the outcome of these proceedings.

     At March 31, 1996, the EI Group had investments totalling $163 million in facilities located in four foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the EI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see EI GROUP, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     In 1995, the FASB issued FAS 121, "Accounting for the Impairment of Long-Lived Assets," which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71, "Accounting for the Effects of Certain Types of Regulation," on an ongoing basis in order to avoid a writedown (see Regulatory Assets and Liabilities).

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

     The FASB exposure draft relating to closure and removal of long-lived assets (see NUCLEAR PLANT RETIREMENT COSTS), applies to all long-lived assets, including fossil-fueled generating plants. For these assets, a liability will have to be recognized whenever a legal or constructive obligation exists to perform dismantlement or removal activities.

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

          General Public Utilities Corporation and Subsidiary Companies
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     General Public Utilities Corporation (GPU or the Corporation) owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (the Subsidiaries). The Corporation also owns all the common stock of Energy Initiatives, Inc., EI Power, Inc. and EI Energy, Inc. (the EI Group); GPU Service Corporation (GPUSC); GPU Nuclear Corporation (GPUN); and GPU Generation Corporation (Genco). All of these companies considered together with their subsidiaries are referred to as the "GPU System" (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     The following is management's discussion of significant factors that affected the interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the combined GPU and Subsidiary companies' 1995 Annual Report on Form 10-K.


                            GPU RESULTS OF OPERATIONS

     GPU's earnings for the first quarter ended March 31, 1996 were $108.3 million, or $0.90 per share, compared to 1995 first quarter earnings of $75.5 million or $0.65 per share. The increase in first quarter earnings was due primarily to higher sales from colder winter weather this year compared to last year and lower reserve capacity expense. Also contributing to the earnings increase were gains on the sale of securities.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1996 increased 11.9% to $1.0 billion, as compared to the first quarter of 1995. The components of the changes are as follows:

                                       (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $ 23.7
    Energy revenues                         72.9
    Other revenues                          12.4
         Increase in revenues             $109.0

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher residential customer sales from colder winter weather in 1996.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three month period was due primarily to higher energy cost rates in effect at JCP&L and Met-Ed and increased sales to other utilities and to residential customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Subsidiaries' energy adjustment clauses. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three month period earnings increase.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the three month period increased due to a $6.3 million (pre-tax) performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

 Other operation and maintenance (O&M)

     The increase in other O&M for the three month period was due primarily to higher emergency and winter storm repair work.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due primarily to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in other income for the three month period was due primarily to gains on the sale of securities held by the EI Group of $9.5 million (pre-tax).


 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     The decrease in other interest expense for the three month period was due primarily to lower short-term debt levels.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

     In May 1995, JCP&L issued $125 million stated value of monthly income preferred securities through a special-purpose finance subsidiary.



                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the first quarter ended March 31, 1996 were $50.9 million, compared to 1995 first quarter earnings of $32.5 million. The increase in first quarter earnings was due to higher sales from colder winter weather this year compared to last year, lower reserve capacity expense and a performance award for the efficient operation of the Company's nuclear generating stations.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1996 increased 13.1% to $529 million, as compared to the first quarter of 1995. The components of the changes are as follows:

                                       (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $  9.5
    Energy revenues                         44.8
    Other revenues                           6.9
         Increase in revenues             $ 61.2

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher residential and commercial customer sales from colder winter weather in 1996.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three month period was due to higher energy cost rates in effect and increased sales to customers and to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three month period earnings increase.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the three month period increased due to a $6.3 million (pre-tax) performance award for the efficient operation of the Company's nuclear generating stations.

 Other operation and maintenance

     The increase in other O&M for the three month period was due primarily to higher emergency and winter storm repair work.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due primarily to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

     The decrease in other interest expense for the three month period was due primarily to lower short-term debt levels.

 Dividends on company-obligated mandatorily redeemable preferred securities

     In May 1995, JCP&L issued $125 million stated value of monthly income preferred securities through a special-purpose finance subsidiary.



                          MET-ED RESULTS OF OPERATIONS

     Met-Ed's earnings for the first quarter ended March 31, 1996 were $23.8 million, compared to 1995 first quarter earnings of $16.1 million. The increase in first quarter earnings was due primarily to higher sales from colder winter weather this year compared to last year and lower reserve capacity expense.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1996 increased 15.5% to $238 million, as compared to the first quarter of 1995. The components of the changes are as follows:

                                       (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $  7.8
    Energy revenues                         21.4
    Other revenues                           2.7
         Increase in revenues             $ 31.9

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher residential customer sales from colder winter weather in 1996.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three month period was due primarily to higher energy cost rates in effect and increased sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three month period earnings increase.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The decrease in other O&M for the three month period was due primarily to lower production costs.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.



                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the first quarter ended March 31, 1996 were $30.1 million, compared to 1995 first quarter earnings of $30.2 million. Although sales in the quarter were higher due primarily to colder winter weather this year compared to last year and reserve capacity expense decreased, these were offset by higher other O&M expense and depreciation expense.

 OPERATING REVENUES:

     Total revenues for the first quarter of 1996 increased 6.3% to $269 million, as compared to the first quarter of 1995. The components of the changes are as follows:

                                       (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)          $  5.7
    Energy revenues                          7.5
    Other revenues                           2.7
         Increase in revenues             $ 15.9

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher residential customer sales from colder winter weather in 1996.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three month period was due primarily to increased sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three month period earnings.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The increase in other O&M for the three month period was due primarily to higher generation maintenance.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Interest on long-term debt

     The increase in interest on long-term debt for the three month period was due to higher levels of long-term debt.

 Other interest

     The decrease in other interest expense for the three month period was due primarily to lower short-term debt levels.


 EI GROUP

     The EI Group is engaged in the development, ownership and operation of generation, transmission and distribution facilities in the United States and foreign countries. Through March 31, 1996, GPU's aggregate investment in the EI Group was $209 million; GPU has also guaranteed $231 million of EI Group obligations. GPU has obtained Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies and exempt wholesale generators (both domestically and internationally) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings.

     The EI Group currently has ownership interests in eleven operating combined-cycle cogeneration plants located in the United States totaling 932 MW of capacity and five operating generating facilities located in Canada and South America totaling 480 MW of capacity. The EI Group also has ownership interest in a distribution business in Australia serving more than 230,000 customers. The EI Group is continuing to pursue investment opportunities and has a number of projects at various stages of development, including a 300 MW gas-fired project and a 180 MW gas-fired project for which long-term power purchase agreements have been executed with Georgia Power Company and Wisconsin Public Service Company, respectively.




     The following sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented for GPU and the Subsidiaries on a combined basis.

 LIQUIDITY AND CAPITAL RESOURCES

 Capital Needs

     The GPU System's capital needs for the three months ended March 31, 1996 consisted of cash construction expenditures of $104 million (JCP&L $46 million; Met-Ed $31 million; Penelec $29 million). Construction expenditures for the year are forecasted to be $491 million (JCP&L $256 million; Met-Ed $97 million; Penelec $124 million; Other $14 million). Expenditures for maturing obligations will total $131 million (JCP&L $36 million; Met-Ed $15 million; Penelec $75 million; Other $5 million) in 1996. GPU and the Subsidiaries estimate that a substantial portion of their anticipated capital needs in 1996 will be satisfied through internally generated funds.

 Financing

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

     In the first quarter of 1996, JCP&L and Penelec redeemed prior to maturity $25.7 million principal amount and $25 million principal amount of FMBs, respectively. Both series of FMBs were scheduled to mature later in 1996 and were redeemed with short-term debt. On May 1, 1996, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

     The Subsidiaries' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Subsidiaries may issue. The Subsidiaries' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     GPU is seeking SEC approval to issue and sell up to $300 million aggregate principal amount of unsecured debentures through December 31, 2001. The net proceeds from the sale of these securities would be used to acquire interests in exempt wholesale generators, foreign utility companies and qualifying facilities, make cash capital contributions to the Subsidiaries, repay short-term debt and for other GPU corporate purposes.

 Capitalization

     On April 4, 1996, the Board of Directors of GPU declared a quarterly dividend on the common stock of 48.5 cents per share, an increase of 3.2%. The increased dividend is payable May 29, 1996 to the shareholders of record April 26, 1996.

 COMPETITIVE ENVIRONMENT:

     In April 1996, the Federal Energy Regulatory Commission (FERC) issued an order adopting the rules proposed in its Notice of Proposed Rulemaking on open access nondiscriminatory transmission services by utilities. In 1995, the Subsidiaries had filed open access transmission tariffs with the FERC providing for both firm and interruptible service on a point-to-point basis. The FERC has accepted these tariffs for filing. The Subsidiaries are currently reviewing the order to determine what tariff changes and other actions may be required to comply with the FERC order.

     In March 1996, legislation was introduced in the Pennsylvania legislature that would allow all consumers to choose their electric provider by 1999. Under the proposed legislation, consumers could buy electricity by contracting through a distribution power pool for rates based on average pool prices; contracting directly with a generator; working through a power broker; or remaining with their current supplier. Met-Ed and Penelec support retail competition provided they are able to recover their stranded costs that result from customer choice.

     In 1994, the energy services and delivery businesses of Met-Ed and Penelec were functionally combined. In March 1996, plans were announced to combine the operations of JCP&L and certain divisions of GPUSC with those of Met-Ed/Penelec.

     In connection with this combination, in April 1996, management announced that it intends to offer a voluntary enhanced retirement program to more than 400 non-bargaining employees in Pennsylvania and New Jersey, and that a similar program will be discussed with the bargaining units. If between 60% and 80% of the eligible bargaining and non-bargaining employees were to accept the offer, depending on the age and years of service of those employees, the program could result in a 1996 pre-tax charge to earnings of between $90 million and $125 million.

     In March 1996, Met-Ed and Penelec received approval from the Pennsylvania Public Utility Commission (PaPUC) to implement a new pricing plan for large customers that will enable customers to make decisions about their electric energy usage based on hourly market pricing (real time pricing) instead of paying a fixed rate for each kilowatt-hour used. Customers who choose real time pricing will be able to reduce their electric energy costs by adjusting their business operations based on the market price of electricity.


 THE GPU SUPPLY PLAN:

 Managing Nonutility Generation

     The Subsidiaries have contracts and anticipated commitments with nonutility generation suppliers under which a total of 1,624 MW (JCP&L 892 MW; Met-Ed 335 MW; Penelec 397 MW) of capacity are currently in service and an additional 338 MW (JCP&L 10 MW; Met-Ed 150 MW; Penelec 178 MW) are currently scheduled to be in service by 2000.

     The Subsidiaries are seeking to reduce the above market costs of nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Subsidiaries intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Subsidiaries' efforts will be successful in whole or in part.

     In 1994, MidAtlantic Cogen Inc. requested the PaPUC to order Met-Ed to enter into a long-term agreement to buy 322 MW of capacity and energy from its Fairless Cogeneration Project. The PaPUC subsequently ordered that hearings be held and assigned the matter to an Administrative Law Judge (ALJ). Met-Ed moved to dismiss MidAtlantic's petition and, in February 1996, an ALJ issued a recommended decision granting Met-Ed's request. On April 25, 1996, the PaPUC adopted the ALJ's recommended decision.

     In April 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates, the developers of a proposed 100 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.2 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L will pay Freehold $125 million over three years and is seeking to recover these costs through its energy adjustment clause. Associated with this buyout are certain payments to third parties, currently being negotiated, which could be material in amount. JCP&L also has pending before the NJBPU a request to recover through its energy adjustment clause its $17 million buyout costs for the proposed 200 MW Crown/Vista project.

     In August 1995, the developers of a proposed 100 MW Scranton facility agreed to cancel the project and terminate the power purchase agreement for up to a $30 million payment from Met-Ed. In March 1996, the PaPUC granted Met-Ed recovery of these buyout costs through its energy adjustment clause over a four year period, which began April 1, 1996.

 Conservation and Load Management

     In March 1996, JCP&L received NJBPU approval for its two year demand side management (DSM) plan covering programs for 1996 and 1997. The $27 million of costs to be incurred under the plan each year will be recovered through JCP&L's energy adjustment clause. DSM includes utility-sponsored activities designed to improve efficiency in customer electricity use and load-management programs that reduce peak demand.

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


 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedules

             (b) Reports on Form 8-K:

             General Public Utilities Corporation:

             Dated April 2, 1996, under Item 5 (Other Events).

             Jersey Central Power & Light Company:

             Dated April 2, 1996, under Item 5 (Other Events).

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 GENERAL PUBLIC UTILITIES CORPORATION


 April 30, 1996                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)


 April 30, 1996                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)


                                 JERSEY CENTRAL POWER & LIGHT COMPANY


 April 30, 1996                  By:   /s/ D. Baldassari
                                      D. Baldassari, President


 April 30, 1996                  By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Operations Support and Comptroller
                                      (Principal Accounting Officer)


                                 METROPOLITAN EDISON COMPANY


 April 30, 1996                  By:   /s/ F. D. Hafer
                                      F. D. Hafer, President


 April 30, 1996                  By:   /s/ D. L. O'Brien
                                      D. L. O'Brien, Comptroller
                                      (Principal Accounting Officer)


                                 PENNSYLVANIA ELECTRIC COMPANY


 April 30, 1996                  By:   /s/ F. D. Hafer
                                      F. D. Hafer, President


 April 30, 1996                  By:   /s/ D. L. O'Brien
                                      D. L. O'Brien, Comptroller
                                      (Principal Accounting Officer)