Form 10-Q
period 1996-06-30
GENERAL PUBLIC UTILITIES CORP /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1996-08-07
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1996

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________


 Commission        Registrant, State of Incorporation,    I.R.S. Employer
 File Number       Address and Telephone Number           Identification No.

 1-6047            GPU, Inc.                                 13-5516989
                   (a Pennsylvania corporation)
                   (formerly General Public Utilities
                   Corporation)
                   100 Interpace Parkway
                   Parsippany, New Jersey 07054-1149
                   Telephone (201) 263-6500

 1-3141            Jersey Central Power & Light Company      21-0485010
                   (a New Jersey corporation)
                   2800 Pottsville Pike
                   Reading, Pennsylvania 19605
                   Telephone (610) 929-3601

 1-446             Metropolitan Edison Company               23-0870160
                   (a Pennsylvania corporation)
                   2800 Pottsville Pike
                   Reading, Pennsylvania 19605
                   Telephone (610) 929-3601

 1-3522            Pennsylvania Electric Company             25-0718085
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


       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1996, was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding

 GPU, Inc.                            Common Stock, $2.50 par value 120,519,864
 Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                  June 30, 1996



                                Table of Contents
                                                                   Page


 PART I - Financial Information

       Consolidated Financial Statements:

           GPU, Inc.
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

           Jersey Central Power & Light Company
             Balance Sheets                                           7
             Statements of Income                                     9
             Statements of Cash Flows                                10

           Metropolitan Edison Company
             Balance Sheets                                          11
             Statements of Income                                    13
             Statements of Cash Flows                                14

           Pennsylvania Electric Company
             Balance Sheets                                          15
             Statements of Income                                    17
             Statements of Cash Flows                                18

       Notes to Financial Statements                                 19

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  41

 PART II - Other Information                                         56

 Signatures                                                          58


                        _________________________________



       The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

       This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc. (formerly General Public Utilities Corporation), Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1995 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.




                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             June 30,      December 31,
                                                               1996            1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $ 9,459,805      $9,295,630
   Less, accumulated depreciation                           3,597,647       3,433,240
     Net utility plant in service                           5,862,158       5,862,390
   Construction work in progress                              316,762         313,471
   Other, net                                                 189,675         193,356
        Net utility plant                                   6,368,595       6,369,217

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                  401,341         362,957
   GPU International Group investments, net                   756,936         288,044
   Nuclear fuel disposal fund                                  95,865          95,393
   Other, net                                                  42,136          39,505
        Total other property and investments                1,296,278         785,899

 Current Assets:
   Cash and temporary cash investments                         51,218          18,422
   Special deposits                                            14,035          14,877
   Accounts receivable:
     Customers, net                                           286,351         278,643
     Other                                                     92,977          69,773
   Unbilled revenues                                          125,562         128,749
   Materials and supplies, at average cost or less:
     Construction and maintenance                             197,883         194,769
     Fuel                                                      33,285          39,795
   Deferred energy costs                                        2,842          13,208
   Deferred income taxes                                       24,933          27,064
   Prepayments                                                230,000          42,746
        Total current assets                                1,059,086         828,046

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  365,608         368,712
     Unamortized property losses                              102,891         105,729
     Income taxes recoverable through future rates            501,189         527,584
     Other                                                    557,325         437,683
        Total regulatory assets                             1,527,013       1,439,708
   Deferred income taxes                                      357,402         330,186
   Other                                                      127,847         116,642
        Total deferred debits and other assets              2,012,262       1,886,536



        Total Assets                                      $10,736,221      $9,869,698


 The accompanying notes are an integral part of the consolidated financial statements.




                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             June 30,      December 31,
                                                               1996            1995
                                                           (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   314,458      $  314,458
   Capital surplus                                            748,323         746,449
   Retained earnings                                        2,060,681       2,004,072
     Total                                                  3,123,462       3,064,979
   Less, reacquired common stock, at cost                      88,732          90,345
     Total common stockholders' equity                      3,034,730       2,974,634
   Cumulative preferred stock:
     With mandatory redemption                                114,000         134,000
     Without mandatory redemption                              98,116          98,116
   Subsidiary-obligated mandatorily
     redeemable preferred securities                          330,000         330,000
   Long-term debt                                           2,996,371       2,567,898
        Total capitalization                                6,573,217       6,104,648



 Current Liabilities:
   Securities due within one year                             137,345         131,246
   Notes payable                                              419,432         123,890
   Obligations under capital leases                           161,582         159,565
   Accounts payable                                           291,082         318,394
   Taxes accrued                                               36,354          46,613
   Interest accrued                                            71,076          69,456
   Other                                                      299,087         259,280
        Total current liabilities                           1,415,958       1,108,444



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                    1,493,975       1,466,060
   Unamortized investment tax credits                         139,934         145,375
   Three Mile Island Unit 2 future costs                      421,059         413,031
   Regulatory liabilities                                      94,419          97,999
   Other                                                      597,659         534,141
        Total deferred credits and other liabilities        2,747,046       2,656,606



 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $10,736,221      $9,869,698



 The accompanying notes are an integral part of the consolidated financial statements.

                                            4



                              GPU, INC. AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                             In Thousands
                                                        (Except Per Share Data)
                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                1996       1995       1996        1995
 Operating Revenues                          $ 912,254  $ 864,648  $1,935,188  $1,778,620

 Operating Expenses:
   Fuel                                         88,274     81,662     186,769     170,889
   Power purchased and interchanged            213,485    222,874     490,882     473,797
   Deferral of energy costs, net                 6,686      4,091       9,840       5,239
   Other operation and maintenance             241,756    226,420     468,353     446,133
   Depreciation and amortization                97,921     90,344     194,507     179,885
   Taxes, other than income taxes               83,294     78,416     174,783     164,477
      Total operating expenses                 731,416    703,807   1,525,134   1,440,420

 Operating Income Before Income Taxes          180,838    160,841     410,054     338,200
   Income taxes                                 46,085     34,523     114,095      78,222
 Operating Income                              134,753    126,318     295,959     259,978

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                1,255      1,152       2,484       2,357
   Other income/(expense), net                   1,271     (3,370)     11,580      (4,170)
   Income taxes                                     57      1,268      (3,945)      1,423
      Total other income and deductions          2,583       (950)     10,119        (390)

 Income Before Interest Charges
   and Preferred Dividends                     137,336    125,368     306,078     259,588

 Interest Charges and Preferred Dividends:
   Interest on long-term debt                   45,996     47,366      92,608      92,479
   Other interest                                8,671      8,954      12,979      15,803
   Allowance for borrowed funds used
     during construction                        (1,962)    (1,965)     (3,823)     (4,072)
   Dividends on subsidiary-obligated mandatorily
     redeemable preferred securities             7,222      5,825      14,444      10,372
   Preferred stock dividends of subsidiaries     3,784      4,208       7,992       8,529
      Total interest charges and
        preferred dividends                     63,711     64,388     124,200     123,111

 Net Income                                  $  73,625  $  60,980  $  181,878  $  136,477

 Earnings Per Average Common Share           $     .61  $     .53  $     1.51  $     1.18

 Average Common Shares Outstanding             120,700    115,660     120,670     115,502

 Cash Dividends Paid Per Share               $    .485  $     .47  $     .955  $      .92



 The accompanying notes are an integral part of the consolidated financial statements.




                           GPU, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Six Months
                                                             Ended June 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $ 181,878    $ 136,477
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         202,995      183,300
     Amortization of property under capital leases          29,689       30,754
     Nuclear outage maintenance costs, net                  14,443       14,562
     Deferred income taxes and investment tax
       credits, net                                         15,181       21,488
     Deferred energy costs, net                              9,680        5,413
     Accretion income                                       (5,805)      (6,260)
     Allowance for other funds used
       during construction                                  (2,484)      (2,357)
   Changes in working capital:
     Receivables                                           (25,244)      13,123
     Materials and supplies                                  3,351       (4,524)
     Special deposits and prepayments                     (186,303)    (179,280)
     Payables and accrued liabilities                      (10,992)     (75,153)
   Nonutility generation contract buyout costs             (69,450)      (1,650)
   Other, net                                              (25,620)       5,038
      Net cash provided by operating activities            131,319      140,931

 Investing Activities:
   Cash construction expenditures                         (173,018)    (229,680)
   Contributions to decommissioning trusts                 (20,515)     (16,609)
   GPU International Group investments                    (488,324)      (1,710)
   Other, net                                               16,684         (346)
      Net cash used for investing activities              (665,173)    (248,345)

 Financing Activities:
   Issuance of long-term debt                              503,234      168,920
   Increase/(Decrease) in notes payable, net               298,352      (77,184)
   Retirement of long-term debt                            (71,206)      (3,200)
   Capital lease principal payments                        (28,698)     (27,459)
   Issuance of common stock                                   -          29,645
   Issuance of subsidiary-obligated mandatorily
     redeemable preferred securities                          -         121,063
   Redemption of preferred stock of subsidiaries           (20,000)      (6,049)
   Dividends paid on common stock                         (115,032)    (106,022)
      Net cash provided by financing activities            566,650       99,714

 Net increase/(decrease) in cash and temporary
   cash investments from above activities                   32,796       (7,700)
 Cash and temporary cash investments, beginning of year     18,422       26,731
 Cash and temporary cash investments, end of period      $  51,218    $  19,031

 Supplemental Disclosure:
   Interest and preferred dividends paid                 $ 132,441    $ 122,208
   Income taxes paid                                     $ 113,083    $ 127,531
   New capital lease obligations incurred                $  28,907    $  34,376
   Common stock dividends declared but not paid          $  58,452    $  54,670

 The accompanying notes are an integral part of the consolidated financial statements.

                                                     6



               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $4,412,680       $4,311,458
   Less, accumulated depreciation                          1,762,459        1,669,893
     Net utility plant in service                          2,650,221        2,641,565
   Construction work in progress                             156,059          157,885
   Other, net                                                120,435          111,023
        Net utility plant                                  2,926,715        2,910,473

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 245,232          225,200
   Nuclear fuel disposal fund                                 95,865           95,393
   Other, net                                                  7,706            7,218
        Total other property and investments                 348,803          327,811

 Current Assets:
   Cash and temporary cash investments                         4,653              922
   Special deposits                                            7,069            7,358
   Accounts receivable:
     Customers, net                                          153,437          150,002
     Other                                                    16,306           21,912
   Unbilled revenues                                          72,361           66,389
   Materials and supplies, at average cost or less:
     Construction and maintenance                             98,568           95,949
     Fuel                                                     11,443           18,693
   Deferred income taxes                                      11,657            8,842
   Prepayments                                               144,013           20,869
        Total current assets                                 519,507          390,936

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                 133,761          138,472
     Unamortized property losses                              97,190          100,176
     Income taxes recoverable through future rates           132,038          134,787
     Other                                                   431,608          311,293
        Total regulatory assets                              794,597          684,728
   Deferred income taxes                                     147,124          122,082
   Other                                                      21,600           20,359
        Total deferred debits and other assets               963,321          827,169





        Total Assets                                      $4,758,346       $4,456,389


 The accompanying notes are an integral part of the consolidated financial statements.




               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  153,713       $  153,713
   Capital surplus                                           510,769          510,769
   Retained earnings                                         854,899          816,770
     Total common stockholder's equity                     1,519,381        1,481,252
   Cumulative preferred stock:
     With mandatory redemption                               114,000          134,000
     Without mandatory redemption                             37,741           37,741
   Company-obligated mandatorily
     redeemable preferred securities                         125,000          125,000
   Long-term debt                                          1,163,053        1,192,945
        Total capitalization                               2,959,175        2,970,938



 Current Liabilities:
   Securities due within one year                             40,009           35,710
   Notes payable                                             189,569              800
   Obligations under capital leases                          103,162           90,329
   Accounts payable:
     Affiliates                                               26,062           31,885
     Other                                                    98,467          111,225
   Taxes accrued                                              10,121           10,516
   Deferred energy credits/(costs)                            10,151           (5,290)
   Interest accrued                                           28,572           28,718
   Other                                                      85,094           71,769
        Total current liabilities                            591,207          375,662



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     648,440          607,188
   Unamortized investment tax credits                         63,848           66,874
   Three Mile Island Unit 2 future costs                     105,290          103,271
   Nuclear fuel disposal fee                                 124,290          121,121
   Regulatory liabilities                                     35,670           37,597
   Other                                                     230,426          173,738
        Total deferred credits and other liabilities       1,207,964        1,109,789


 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $4,758,346       $4,456,389


 The accompanying notes are an integral part of the consolidated financial statements.

                 JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                              Consolidated Statements of Income
                                         (Unaudited)
                                                               In Thousands
                                                   Three Months            Six Months
                                                  Ended June 30,         Ended June 30,
                                                  1996       1995       1996         1995
 Operating Revenues                            $ 475,884  $ 453,081  $1,005,158   $  921,115

 Operating Expenses:
   Fuel                                           23,939     20,443      52,226       40,809
   Power purchased and interchanged:
     Affiliates                                    9,640      2,270      13,223        3,368
     Others                                      118,389    143,007     282,249      311,278
   Deferral of energy and capacity costs, net     10,521     (1,820)     14,737      (10,391)
   Other operation and maintenance               120,863    112,743     237,342      226,377
   Depreciation and amortization                  50,286     48,280     100,238       95,961
   Taxes, other than income taxes                 55,388     49,883     115,360      105,877
      Total operating expenses                   389,026    374,806     815,375      773,279

 Operating Income Before Income Taxes             86,858     78,275     189,783      147,836
   Income taxes                                   19,108     16,441      44,672       28,775
 Operating Income                                 67,750     61,834     145,111      119,061

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                    979        229       1,982          457
   Other income/(expense), net                      (324)     3,367       1,818        6,985
   Income taxes                                     (184)    (1,343)     (1,235)      (2,782)
      Total other income and deductions              471      2,253       2,565        4,660

 Income Before Interest Charges and
   Dividends on Preferred Securities              68,221     64,087     147,676      123,721

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                     22,203     23,461      44,717       45,960
   Other interest                                  4,086      3,530       5,009        5,523
   Allowance for borrowed funds used
     during construction                          (1,124)      (978)     (2,277)      (2,047)
   Dividends on company-obligated mandatorily
     redeemable preferred securities               2,675      1,278       5,350        1,278
      Total interest charges and dividends
        on preferred securities                   27,840     27,291      52,799       50,714

 Net Income                                       40,381     36,796      94,877       73,007
   Preferred stock dividends                       3,162      3,586       6,748        7,285
 Earnings Available for Common Stock           $  37,219  $  33,210  $   88,129   $   65,722






 The accompanying notes are an integral part of the consolidated financial statements.




               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Six Months
                                                             Ended June 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $  94,877    $  73,007
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         105,803      105,012
     Amortization of property under capital leases          15,924       16,712
     Nuclear outage maintenance costs, net                   9,938       10,821
     Deferred income taxes and investment tax
       credits, net                                          9,598       29,702
     Deferred energy and capacity costs, net                14,732      (10,440)
     Accretion income                                       (5,805)      (6,260)
     Allowance for other funds used
       during construction                                  (1,982)        (457)
   Changes in working capital:
     Receivables                                            (3,800)       6,810
     Materials and supplies                                  4,631       (4,313)
     Special deposits and prepayments                     (122,855)    (149,122)
     Payables and accrued liabilities                      (33,727)     (50,539)
   Nonutility generation contract buyout costs             (65,000)         -
   Other, net                                                 (521)      (6,436)
      Net cash provided by operating activities             21,813       14,497

 Investing Activities:
   Cash construction expenditures                          (76,395)     (98,623)
   Contributions to decommissioning trusts                  (9,303)      (9,022)
   Other, net                                               (2,984)        (873)
      Net cash used for investing activities               (88,682)    (108,518)

 Financing Activities:
   Issuance of long-term debt                                  -         49,625
   Increase/(Decrease) in notes payable, net               189,000      (14,600)
   Retirement of long-term debt                            (25,701)         -
   Capital lease principal payments                        (15,527)     (13,637)
   Issuance of company-obligated mandatorily
     redeemable preferred securities                           -        121,063
   Redemption of preferred stock                           (20,000)      (6,049)
   Dividends paid on common stock                          (50,000)     (50,000)
   Contributions from parent corporation                       -         15,000
   Dividends paid on preferred stock                        (7,172)      (7,398)
      Net cash provided by financing activities             70,600       94,004

 Net increase/(decrease) in cash and temporary
   cash investments from above activities                    3,731          (17)
 Cash and temporary cash investments, beginning of year        922        1,041
 Cash and temporary cash investments, end of period      $   4,653    $   1,024

 Supplemental Disclosure:
   Interest paid                                         $  53,116    $  51,355
   Income taxes paid                                     $  55,828    $  50,799
   New capital lease obligations incurred                $  27,984    $   8,746

 The accompanying notes are an integral part of the consolidated financial statements.

                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,264,771       $2,240,951
   Less, accumulated depreciation                            802,136          763,921
     Net utility plant in service                          1,462,635        1,477,030
   Construction work in progress                              86,328           83,353
   Other, net                                                 38,021           45,587
        Net utility plant                                  1,586,984        1,605,970

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 109,006           95,317
   Other, net                                                 11,155            9,899
        Total other property and investments                 120,161          105,216

 Current Assets:
   Cash and temporary cash investments                         1,914            1,810
   Special deposits                                            1,064            1,256
   Accounts receivable:
     Customers, net                                           60,004           60,739
     Other                                                    15,794           22,151
   Unbilled revenues                                          23,857           31,509
   Materials and supplies, at average cost or less:
     Construction and maintenance                             40,961           39,337
     Fuel                                                      7,143            9,817
   Deferred energy costs/(credits)                               591           (1,417)
   Deferred income taxes                                       6,362            7,595
   Prepayments                                                32,704            6,549
        Total current assets                                 190,394          179,346

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                 148,710          149,004
     Income taxes recoverable through future rates           157,455          178,513
     Other                                                   112,845          112,458
        Total regulatory assets                              419,010          439,975
   Deferred income taxes                                     102,105           91,356
   Other                                                      13,222           13,612
        Total deferred debits and other assets               534,337          544,943






        Total Assets                                      $2,431,876       $2,435,475



 The accompanying notes are an integral part of the consolidated financial statements.




                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   66,273       $   66,273
   Capital surplus                                           370,200          370,200
   Retained earnings                                         265,169          248,434
     Total common stockholder's equity                       701,642          684,907
   Cumulative preferred stock                                 23,598           23,598
   Company-obligated mandatorily
     redeemable preferred securities                         100,000          100,000
   Long-term debt                                            583,270          603,268
        Total capitalization                               1,408,510        1,411,773



 Current Liabilities:
   Securities due within one year                             20,019           15,019
   Notes payable                                              34,988           22,390
   Obligations under capital leases                           36,746           43,600
   Accounts payable:
     Affiliates                                               18,093           10,559
     Other                                                    79,976           91,538
   Taxes accrued                                              14,760           19,615
   Interest accrued                                           19,768           19,359
   Other                                                      48,376           40,362
        Total current liabilities                            272,726          262,442



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     374,343          380,135
   Unamortized investment tax credits                         32,346           33,387
   Three Mile Island Unit 2 future costs                     210,479          206,489
   Nuclear fuel disposal fee                                  28,076           27,360
   Regulatory liabilities                                     25,835           26,461
   Other                                                      79,561           87,428
        Total deferred credits and other liabilities         750,640          761,260


 Commitments and Contingencies (Note 1)




        Total Liabilities and Capital                     $2,431,876       $2,435,475



 The accompanying notes are an integral part of the consolidated financial statements.

                     METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                             In Thousands
                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                1996       1995        1996       1995
 Operating Revenues                          $ 207,058  $ 190,342   $ 444,746  $ 396,091

 Operating Expenses:
   Fuel                                         22,054     20,401      47,967     42,793
   Power purchased and interchanged:
     Affiliates                                  4,848      4,942      11,748     13,900
     Others                                     48,849     37,963     102,274     81,477
   Deferral of energy costs, net                (4,069)     2,837      (1,985)     1,732
   Other operation and maintenance              55,609     55,200     106,138    107,841
   Depreciation and amortization                24,301     21,761      48,303     44,431
   Taxes, other than income taxes               12,445     13,071      28,032     26,730
      Total operating expenses                 164,037    156,175     342,477    318,904

 Operating Income Before Income Taxes           43,021     34,167     102,269     77,187
   Income taxes                                 11,892      5,832      32,748     17,697
 Operating Income                               31,129     28,335      69,521     59,490

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                   44        404          87        859
   Other income/(expense), net                     (52)    (1,951)        174     (4,112)
   Income taxes                                    114        838          81      1,629
      Total other income and deductions            106       (709)        342     (1,624)

 Income Before Interest Charges and
   Dividends on Preferred Securities            31,235     27,626      69,863     57,866

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   11,470     11,522      22,937     22,534
   Other interest                                  932      1,584       2,031      2,573
   Allowance for borrowed funds used
     during construction                          (223)      (347)       (448)      (742)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,250      2,250       4,500      4,500
      Total interest charges and dividends
        on preferred securities                 14,429     15,009      29,020     28,865

 Net Income                                     16,806     12,617      40,843     29,001
   Preferred stock dividends                       236        236         472        472
 Earnings Available for Common Stock         $  16,570  $  12,381   $  40,371  $  28,529






 The accompanying notes are an integral part of the consolidated financial statements.




                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Six Months
                                                             Ended June 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $  40,843    $  29,001
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          46,991       38,538
     Amortization of property under capital leases           7,843        7,599
     Nuclear outage maintenance costs, net                   3,007        2,432
     Deferred income taxes and investment tax
       credits, net                                          3,410       (3,179)
     Deferred energy costs, net                             (1,985)       1,732
     Allowance for other funds used
       during construction                                     (87)        (859)
   Changes in working capital:
     Receivables                                            14,744       (3,278)
     Materials and supplies                                  1,051        1,067
     Special deposits and prepayments                      (25,964)     (14,442)
     Payables and accrued liabilities                        9,360      (26,306)
   Nonutility generation contract buyout costs              (4,450)      (1,650)
   Other, net                                              (12,230)       5,927
      Net cash provided by operating activities             82,533       36,582

 Investing Activities:
   Cash construction expenditures                          (37,355)     (63,057)
   Contributions to decommissioning trusts                  (8,562)      (4,955)
   Other, net                                               (1,256)          18
      Net cash used for investing activities               (47,173)     (67,994)

 Financing Activities:
   Issuance of long-term debt                                  -         59,625
   Increase in notes payable, net                           12,598       15,973
   Retirement of long-term debt                            (15,000)         -
   Capital lease principal payments                         (7,382)      (7,562)
   Dividends paid on common stock                          (25,000)     (50,000)
   Contributions from parent corporation                       -         10,000
   Dividends paid on preferred stock                          (472)        (472)
      Net cash provided/(required) by
        financing activities                               (35,256)      27,564

 Net increase/(decrease) in cash and temporary
   cash investments from above activities                      104       (3,848)
 Cash and temporary cash investments, beginning of year      1,810        9,246
 Cash and temporary cash investments, end of period      $   1,914    $   5,398

 Supplemental Disclosure:
   Interest paid                                         $  28,550    $  27,913
   Income taxes paid                                     $  24,975    $  46,730
   New capital lease obligations incurred                $     611    $  15,261


 The accompanying notes are an integral part of the consolidated financial statements.

                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,705,727       $2,667,842
   Less, accumulated depreciation                          1,006,708          974,992
     Net utility plant in service                          1,699,019        1,692,850
   Construction work in progress                              74,375           72,233
   Other, net                                                 26,857           30,876
        Net utility plant                                  1,800,251        1,795,959

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                  47,103           42,440
   Other, net                                                  6,619            6,545
        Total other property and investments                  53,722           48,985

 Current Assets:
   Cash and temporary cash investments                         4,186            1,367
   Special deposits                                            2,829            2,718
   Accounts receivable:
     Customers, net                                           72,469           67,454
     Other                                                    27,772           29,033
   Unbilled revenues                                          29,344           30,851
   Materials and supplies, at average cost or less:
     Construction and maintenance                             52,154           53,237
     Fuel                                                     14,699           11,285
   Deferred energy costs                                      12,402            9,335
   Deferred income taxes                                       5,892            4,602
   Prepayments                                                45,207           10,328
        Total current assets                                 266,954          220,210

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  83,137           81,236
     Income taxes recoverable through future rates           211,696          214,284
     Other                                                    18,573           19,485
        Total regulatory assets                              313,406          315,005
   Deferred income taxes                                      65,717           78,754
   Other                                                      12,837           14,657
        Total deferred debits and other assets               391,960          408,416






        Total Assets                                      $2,512,887       $2,473,570



 The accompanying notes are an integral part of the consolidated financial statements.




                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                            June 30,       December 31,
                                                              1996             1995
                                                           (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  105,812       $  105,812
   Capital surplus                                           285,486          285,486
   Retained earnings                                         349,848          327,814
     Total common stockholder's equity                       741,146          719,112
   Cumulative preferred stock                                 36,777           36,777
   Company-obligated mandatorily
     redeemable preferred securities                         105,000          105,000
   Long-term debt                                            616,475          642,487
        Total capitalization                               1,499,398        1,503,376



 Current Liabilities:
   Securities due within one year                             76,009           75,009
   Notes payable                                             109,225           27,100
   Obligations under capital leases                           19,309           22,751
   Accounts payable:
     Affiliates                                                5,322           13,806
     Other                                                    51,111           66,687
   Taxes accrued                                              12,472           16,019
   Interest accrued                                           21,082           19,567
   Vacations accrued                                           6,527            9,976
   Other                                                      18,964           19,448
        Total current liabilities                            320,021          270,363



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     453,739          462,354
   Unamortized investment tax credits                         43,740           45,114
   Three Mile Island Unit 2 future costs                     105,290          103,271
   Nuclear fuel disposal fee                                  14,038           13,680
   Regulatory liabilities                                     32,914           33,941
   Other                                                      43,747           41,471
        Total deferred credits and other liabilities         693,468          699,831


 Commitments and Contingencies (Note 1)



        Total Liabilities and Capital                     $2,512,887       $2,473,570



 The accompanying notes are an integral part of the consolidated financial statements.

                    PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                             In Thousands
                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                1996       1995        1996       1995
 Operating Revenues                          $ 246,788  $ 238,451   $ 516,117  $ 491,863

 Operating Expenses:
   Fuel                                         42,281     40,818      86,576     87,287
   Power purchased and interchanged:
     Affiliates                                    722      2,643       2 079      4,270
     Others                                     46,247     41,904     106,359     81,042
   Deferral of energy costs, net                   234      3,074      (2,912)    13,898
   Other operation and maintenance              65,916     64,779     125,815    118,925
   Depreciation and amortization                23,334     20,303      45,966     39,493
   Taxes, other than income taxes               15,461     15,462      31,391     31,870
      Total operating expenses                 194,195    188,983     395,274    376,785

 Operating Income Before Income Taxes           52,593     49,468     120,843    115,078
   Income taxes                                 15,085     12,250      36,675     31,750
 Operating Income                               37,508     37,218      84,168     83,328

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                  232        519         415      1,041
   Other income/(expense), net                      59     (2,406)       (802)    (3,629)
   Income taxes                                     64        989          62      1,359
      Total other income and deductions            355       (898)       (325)    (1,229)

 Income Before Interest Charges and
   Dividends on Preferred Securities            37,863     36,320      83,843     82,099

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   12,323     12,383      24,954     23,985
   Other interest                                2,249      2,004       3,269      3,961
   Allowance for borrowed funds used
     during construction                          (615)      (640)     (1,098)    (1,283)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,297      2,297       4,594      4,594
      Total interest charges and dividends
        on preferred securities                 16,254     16,044      31,719     31,257

 Net Income                                     21,609     20,276      52,124     50,842
   Preferred stock dividends                       386        386         772        772
 Earnings Available for Common Stock         $  21,223  $  19,890   $  51,352  $  50,070






 The accompanying notes are an integral part of the consolidated financial statements.




                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Six Months
                                                             Ended June 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $  52,124    $  50,842
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          44,681       37,529
     Amortization of property under capital leases           4,415        4,296
     Nuclear outage maintenance costs, net                   1,498        1,309
     Deferred income taxes and investment tax
       credits, net                                          2,516       (4,412)
     Deferred energy costs, net                             (3,067)      14,121
     Allowance for other funds used
       during construction                                    (415)      (1,041)
   Changes in working capital:
     Receivables                                            (2,247)      (3,005)
     Materials and supplies                                 (2,331)      (1,278)
     Special deposits and prepayments                      (34,990)     (19,168)
     Payables and accrued liabilities                      (25,950)      13,039
   Other, net                                                7,667        2,285
      Net cash provided by operating activities             43,901       94,517

 Investing Activities:
   Cash construction expenditures                          (59,524)     (66,956)
   Contributions to decommissioning trusts                  (2,650)      (2,632)
   Other, net                                                 (979)         -
      Net cash used for investing activities               (63,153)     (69,588)

 Financing Activities:
   Issuance of long-term debt                                  -         59,670
   Increase/(Decrease) in notes payable, net                82,125      (54,657)
   Retirement of long-term debt                            (25,000)         -
   Capital lease principal payments                         (4,282)      (4,113)
   Dividends paid on common stock                          (30,000)     (30,000)
   Contributions from parent corporation                       -          5,000
   Dividends paid on preferred stock                          (772)        (772)
      Net cash provided/(required) by
        financing activities                                22,071      (24,872)

 Net increase in cash and temporary
   cash investments from above activities                    2,819           57
 Cash and temporary cash investments, beginning of year      1,367        1,191
 Cash and temporary cash investments, end of period      $   4,186    $   1,248

 Supplemental Disclosure:
   Interest paid                                         $  30,194    $  28,765
   Income taxes paid                                     $  30,734    $  27,489
   New capital lease obligations incurred                $     312    $   7,631



 The accompanying notes are an integral part of the consolidated financial statements.

 GPU, INC. AND SUBSIDIARY COMPANIES


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GPU, Inc. (GPU or the Company) (formerly General Public Utilities Corporation), a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. The Company does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The business of these subsidiaries (known collectively as GPU Energy) consists predominantly of the generation, transmission, distribution and sale of electricity. The Company also owns all of the common stock of Energy Initiatives, Inc. (known as GPU International, Inc.), EI Power, Inc. (known as GPU Power, Inc.) and EI Energy, Inc. (known as GPU Electric, Inc.), (collectively, the GPU International Group) which develop, own and operate generation, transmission and distribution facilities and supply businesses in the United States and in foreign countries. GPU Service, Inc. (GPUS), a service company; GPU Nuclear, Inc. (GPUN), which operates and maintains the nuclear units of GPU Energy, and GPU Generation, Inc. (Genco), which operates and maintains GPU Energy's fossil-fueled and hydroelectric units, are also wholly-owned subsidiaries of the Company. All of these companies considered together with their subsidiaries are referred to as the "GPU Companies."

     These notes should be read in conjunction with the notes to consolidated financial statements included in the 1995 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1995 Annual Report on Form 10-K.


 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     GPU Energy has made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At June 30, 1996 and December 31, 1995, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                    Net Investment (Millions)
                                    TMI-1     Oyster Creek
           June 30, 1996

           JCP&L                    $160          $783
           Met-Ed                    307            -
           Penelec                   150            -
             Total                  $617          $783

                                    Net Investment (Millions)
                                    TMI-1     Oyster Creek
           December 31, 1995

           JCP&L                    $166          $785
           Met-Ed                    318            -
           Penelec                   156            -
             Total                  $640          $785

     GPU Energy's net investment in TMI-2 at June 30, 1996 was $93 million (JCP&L, Met-Ed and Penelec's shares are $83 million, $2 million, and $8
 million, respectively).   GPU Energy's net investment in TMI-2 at December 31,
 1995 was $95 million (JCP&L, Met-Ed and Penelec's shares are $85 million, $2 million, and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for their remaining investments in TMI-2 from their wholesale customers.

     Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. GPU Energy may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of any such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Company and GPU Energy. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, GPU Energy had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing its total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, GPU Energy is subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L, Met-Ed and Penelec's shares are $7.5 million, $5 million and $2.5 million, respectively).

     The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against the Company and GPU Energy and its suppliers under a reservation of rights with respect to any award of punitive damages. However, in 1994 the defendants and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

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

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. The U.S. Supreme Court has denied petitions filed by the Company and GPU Energy to review the Court of Appeals' rulings.

     In June 1996, the District Court granted a motion for summary judgment filed by the Company and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. It is expected that the plaintiffs will appeal the ruling.

     Based on the above, the Company and GPU Energy believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

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

     In 1990, GPU Energy submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of its nuclear reactors. Under this plan, GPU Energy intends to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. The NRC funding targets (in 1996 dollars) are as follows:

                                                  (Millions)
                                                               Oyster
                                         TMI-1      TMI-2      Creek

 JCP&L                                    $ 40       $ 64       $194
 Met-Ed                                     81        128         -
 Penelec                                    40         64         -
      Total                               $161       $256       $194

   The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the NRC regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

   In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. They are as follows (in 1996 dollars):

                                                  (Millions)
                                                               Oyster
 GPU Energy                              TMI-1      TMI-2      Creek

 Radiological decommissioning            $303       $367       $356
 Nonradiological cost of removal           75         37 *       34
      Total                              $378       $404       $390

 * Net of $4 million spent as of June 30, 1996.

                                                  (Millions)
                                                               Oyster
 JCP&L                                   TMI-1      TMI-2      Creek

 Radiological decommissioning            $ 76       $ 92       $356
 Nonradiological cost of removal           19          9 *       34
      Total                              $ 95       $101       $390

 * Net of $1 million spent as of June 30, 1996.

                                             (Millions)
 Met-Ed                                  TMI-1      TMI-2

 Radiological decommissioning            $151       $183
 Nonradiological cost of removal           37         19 *
      Total                              $188       $202

 * Net of $2 million spent as of June 30, 1996.

                                             (Millions)
 Penelec                                 TMI-1      TMI-2

 Radiological decommissioning            $76        $ 92
 Nonradiological cost of removal          19           9 *
      Total                              $95        $101

 * Net of $1 million spent as of June 30, 1996.

     The ultimate cost of retiring GPU Energy's nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the quarterly escalation of various cost elements (including, but not limited to, general inflation), (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     The GPU Energy companies charge to expense and accrue retirement costs based on amounts being collected from customers and contribute these amounts to external trust funds. In addition, JCP&L has contributed amounts it wrote off for TMI-2 nuclear plant decommissioning in 1990, and Met-Ed and Penelec have contributed amounts they wrote off for TMI-2 nuclear plant decommissioning in 1991, to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet. Currently, the GPU Energy companies are collecting retirement costs which are less than the estimates in the 1995 site-specific studies, and will not increase their accruals until increased collections are permitted in rates. (See TMI-1 and Oyster Creek and TMI-2 Future Costs for discussion of the Stipulation of Final Settlement for JCP&L.) Accounting for retirement costs may change based upon the FASB Exposure Draft discussed below.

      The Financial Accounting Standards Board (FASB) has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1996 dollars) since the plant is no longer operating (see TMI-2 Future Costs). The effective date of this accounting change is expected to be January 1, 1998.

     This Exposure Draft also applies to fossil-fueled and hydroelectric generating plants. For these assets, a liability will have to be recognized when a legal or constructive obligation exists to perform dismantlement or removal activities.

 TMI-1 and Oyster Creek:

     The New Jersey Board of Public Utilities (NJBPU) has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. A Stipulation of Final Settlement (Final Settlement), pending before the NJBPU, allows for annual increases in JCP&L's future collection of retirement costs of $2.7 million and $9 million for TMI-1 and Oyster Creek, respectively, beginning in 1998. These annual increases are based on the 1995 site-specific study estimates. (See discussion of the NJBPU's Final Settlement in RATE MATTERS, Management's Discussion and Analysis.) The Pennsylvania Public Utility Commission (PaPUC) has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed.

     Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $84 million (JCP&L, Met-Ed and Penelec's shares are $26 million, $42 million and $16 million, respectively) for TMI-1 and $152 million for Oyster Creek at June 30, 1996. TMI-1 and Oyster Creek retirement costs are charged to depreciation expense over the expected service life of each nuclear plant, and amounted to $7 million (JCP&L, Met-Ed and Penelec's shares are $1 million, $4 million and $2 million, respectively) and $7 million, respectively, for the six months ended June 30, 1996.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

     The estimated liabilities for TMI-2 Future Costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet) as of June 30, 1996 and December 31, 1995 are as follows:

                                                  (Millions)
                                       GPU     JCP&L      Met-Ed     Penelec
 June 30, 1996

 Radiological Decommissioning         $367     $ 92        $183        $ 92
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          17        4           9           4
     Total                            $421     $105        $211        $105

 * Net of $4 million (JCP&L, Met-Ed and Penelec's shares are $1 million, $2 million and $1 million, respectively) spent as of June 30, 1996.

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

     Offsetting the $421 million liability at June 30, 1996 is $273 million (JCP&L, Met-Ed and Penelec's shares are $51 million, $147 million and $75 million, respectively) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet, and $157 million (JCP&L, Met-Ed and Penelec's shares are $65 million, $64 million and $28 million, respectively) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet. Earnings on trust fund deposits are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense for the six months ended June 30, 1996 amounted to $7 million (JCP&L, Met-Ed and Penelec's shares are $1.6 million, $5 million and $0.4 million, respectively).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. The Final Settlement pending before the NJBPU adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

     At June 30, 1996 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $64 million (JCP&L, Met-Ed and Penelec's shares are $16 million, $32 million and $16 million, respectively), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1996 dollars) of $303 million and $367 million, respectively (JCP&L, Met-Ed and Penelec's shares are $76 million and $92 million, $151 million and $183 million, and $76 million and $92 million, respectively).

 In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $64 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage in 1993, GPU Energy is incurring incremental storage costs of approximately $1 million (JCP&L, Met-Ed and Penelec's shares are $.25 million, $.5 million, and $.25 million, respectively) annually. GPU Energy estimates that the remaining storage costs will total $17 million through 2014, the expected retirement date of TMI-1. JCP&L's rates reflect its share of these costs.


                                    INSURANCE

     The GPU Companies have insurance (subject to retentions and deductibles) for their operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that the GPU Companies will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of the GPU Companies.

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

     The Price-Anderson Act limits the GPU Companies' liability to third parties for a nuclear incident at one of their sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Companies, could result in assessments of up to $79 million per incident for each of GPU Companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Companies are also subject to retrospective premium assessments of up to $68 million (JCP&L, Met-Ed and Penelec's shares are $41 million, $18 million and $9 million, respectively) in any one year under insurance policies applicable to nuclear operations and facilities.

     The GPU Companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $1.8 million for Oyster Creek and $2.6 million for TMI-1 per week for the first year, decreasing to 80 percent of such amounts for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

     Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity for periods of up to 25 years each for JCP&L and Penelec, and 26 years for Met-Ed. The majority of these agreements contain certain contract limitations and subject the NUGs to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of June 30, 1996, facilities covered by these agreements having 1,624 MW (JCP&L, Met-Ed and Penelec's shares are 892 MW, 335 MW and 397 MW, respectively) of capacity were in service. Actual payments to NUGs from 1993 through 1995, and estimated payments from 1996 through 2000, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:

                          Payments Under NUG Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1993                   $  491       $ 292       $  95       $ 104
       1994                      528         304         101         123
       1995                      670         381         131         158
     * 1996                      701         362         157         182
     * 1997                      697         373         140         184
     * 1998                      717         380         145         192
     * 1999                      761         387         143         231
     * 2000                      810         399         145         266

 * Estimate (1996 amounts are comprised of actual payments from January through May and estimates for the remainder of the year.)

     Of these amounts, payments to the projects which are not in service at June 30, 1996 are estimated as follows:

                  Payments Under NUG Agreements Not In Service
                                   (Millions)

                                Total      JCP&L       Met-Ed      Penelec

       1997                     $  -         $ -         $ -         $ -
       1998                        3           3           -           -
       1999                       33           3           -          30
       2000                       59           4           -          55

     These amounts for the years 1998 through 2000 do not include estimated payments under purchase power agreements totaling 457 MW being negotiated by Penelec and Met-Ed with the AES Power Company (AES). AES has acquired the interests of the developers of the proposed York County and Blue Mountain facilities, and is negotiating for the interests of the Altoona facility. Met-Ed and Penelec have agreed to pay restructuring costs and conduct negotiations with AES for new, competitively priced power purchase agreements. If these negotiations are unsuccessful, Met-Ed has agreed to pay AES an additional $5 million for the proposed York County facility, and $23 million for the proposed Blue Mountain facility. Penelec has agreed to pay AES up to $8.3 million if negotiations for the proposed 80 MW Altoona facility are unsuccessful. (See Managing Nonutility Generation in Management's Discussion and Analysis).

     In the year 2000, NUG agreements, in the aggregate, will provide approximately 2,189 MW (JCP&L 902 MW, Met-Ed 712 MW and Penelec 575 MW) of capacity and energy to GPU Energy, at varying prices.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs which has caused GPU Energy to change its supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of GPU Energy's NUG agreements are substantially in excess of current and projected prices from alternative sources.

     GPU Energy is seeking to reduce the above market costs of these NUG agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through the companies' energy adjustment clauses (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, GPU Energy intends to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU Companies for substantial damages. There can, however, be no assurance as to the extent to which GPU Energy's efforts will be successful in whole or in part.

     GPU Energy has been granted recovery of its NUG costs (including substantially all buyout costs) from customers by the PaPUC and NJBPU and expects to continue to pursue such recovery. There can be no assurance that GPU Energy will continue to be able to recover similar costs which may be incurred in the future. The GPU Companies currently estimate that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $190 million to $280 million (JCP&L $85 to $130 million; Met-Ed $40 million to $60 million; and Penelec $65 million to $90 million). The amount of these estimated above-market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.


 Regulatory Assets and Liabilities:

     In accordance with Statement of Financial Accounting Standards No. 71
 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the GPU Companies' financial statements reflect assets and costs based on current cost-based ratemaking regulation. Continued accounting under FAS 71 requires that the following criteria be met:

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

     In accordance with the provisions of FAS 71, the GPU Energy companies have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering, or expect to recover, such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as of June 30, 1996 and December 31, 1995, were as follows:

 GPU and Subsidiary Companies                          Assets (In Thousands)
                                                    June 30,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                            $  501,189    $  527,584
 TMI-2 deferred costs                                 365,608       368,712
 NUG contract termination costs                       202,738        84,132
 Unamortized property losses                          102,891       105,729
 Other postretirement benefits                         68,457        58,362
 N.J. unit tax                                         48,750        51,518
 Unamortized loss on reacquired debt                   47,764        50,198
 Load and demand-side management programs              45,843        48,071
 DOE enrichment facility decommissioning               36,932        38,519
 Manufactured gas plant remediation                    30,976        29,608
 Nuclear fuel disposal fee                             24,384        21,946
 N.J. low-level radwaste disposal                      19,051        21,778
 Storm damage                                          20,621        18,294
 Other                                                 11,809        15,257
      Total                                        $1,527,013    $1,439,708

                                                    Liabilities (In Thousands)
                                                    June 30,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                               $91,577       $94,931
 Other                                                  2,842         3,068
      Total                                           $94,419       $97,999

                                                       Assets (In Thousands)
 JCP&L                                              June 30,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                              $132,038      $134,787
 TMI-2 deferred costs                                 133,761       138,472
 NUG contract termination costs                       139,000        17,482
 Unamortized property losses                           97,190       100,176
 Other postretirement benefits                         38,148        32,390
 N.J. unit tax                                         48,750        51,518
 Unamortized loss on reacquired debt                   32,862        34,285
 Load and demand side management programs              45,843        48,071
 DOE enrichment facility decommissioning               23,508        24,503
 Manufactured gas plant remediation                    30,976        29,608
 Nuclear fuel disposal fee                             25,863        23,165
 N.J. low-level radwaste disposal                      19,051        21,778
 Storm damage                                          20,621        18,294
 Other                                                  6,986        10,199
      Total                                          $794,597      $684,728

                                                    Liabilities (In Thousands)
 JCP&L                                              June 30,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                              $34,701        $36,343
 Other                                                   969          1,254
      Total                                          $35,670        $37,597


                                                       Assets (In Thousands)
 Met-Ed                                             June 30,      December 31,
                                                      1996            1995
 Income taxes recoverable/refundable
   through future rates                             $157,455       $178,513
 TMI-2 deferred costs                                148,710        149,004
 NUG contract termination costs                       63,738         66,650
 Unamortized property losses                           3,321          3,273
 Other postretirement benefits                        30,309         25,972
 Unamortized loss on reacquired debt                   6,584          6,945
 DOE enrichment facility decommissioning               8,949          9,344
 Nuclear fuel disposal fee                            (1,146)        (1,025)
 Other                                                 1,090          1,299
      Total                                         $419,010       $439,975

                                                    Liabilities (In Thousands)
                                                    June 30,     December 31,
                                                      1996           1995
 Income taxes recoverable/refundable
   through future rates                              $24,027        $24,765
 Other                                                 1,808          1,696
      Total                                          $25,835        $26,461


                                                       Assets (In Thousands)
 Penelec                                            June 30,      December 31,
                                                      1996            1995
 Income taxes recoverable/refundable
   through future rates                             $211,696       $214,284
 TMI-2 deferred costs                                 83,137         81,236
 Unamortized property losses                           2,380          2,280
 Unamortized loss on reacquired debt                   8,318          8,968
 DOE enrichment facility decommissioning               4,475          4,672
 Nuclear fuel disposal fee                              (333)          (194)
 Other                                                 3,733          3,759
      Total                                         $313,406       $315,005

                                                     Liabilities (In Thousands)
                                                     June 30,     December 31,
                                                       1996          1995
 Income taxes recoverable/refundable
   through future rates                              $32,849        $33,823
 Other                                                    65            118
      Total                                          $32,914        $33,941

 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for GPU Energy's remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1996 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 NUG contract termination costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

 N.J. unit tax: Represents certain state taxes for which JCP&L received NJBPU approval in 1993 to recover, with interest, over a ten-year period.

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

 DOE enrichment facility decommissioning: Represents payments to the DOE over a 15-year period beginning in 1994, which are currently being collected through the GPU Energy companies' energy adjustment clauses.

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

 Storm damage: Relates to incremental noncapital costs associated with various storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amortization amount is included in JCP&L's retail base rates and is charged to expense.

     Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the Balance Sheet, are separately disclosed in NUCLEAR PLANT RETIREMENT COSTS.

     GPU Energy continues to be subject to cost-based ratemaking regulation. However, in the event that either all or a portion of its operations are no longer subject to these provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off. In addition, any above market costs of purchased power commitments would have to be expensed (see Nonutility Generation Agreements), and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. Under Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets," described below, the GPU Companies would be required to recognize impairment losses for long-lived assets (including uneconomical generation plant), identifiable intangibles and capital leases if the carrying amounts of those assets are greater than estimated cash flows expected to be generated from the use and eventual disposition of the assets. The experience gained from the deregulation of the telecommunications industry indicates that substantial write-offs may result with the discontinuation of FAS 71. At this time, the Company is unable to determine when and to what extent FAS 71 may no longer be applicable.

     In 1995, the FASB issued FAS 121, which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a writedown. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

     The implementation of FAS 121 by the GPU Companies in 1995 did not have an impact on results of operations because management believes the carrying amounts of all assets are probable of recovery from customers. However, as GPU Energy enters a more competitive environment, some assets could be subject to impairment, thereby necessitating writedowns, which could have a material adverse effect on the GPU Companies' results of operations and financial condition.


                              ENVIRONMENTAL MATTERS

     As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU Companies may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), GPU Energy expects to spend up to $410 million (JCP&L, Met-Ed and Penelec's shares are $42 million, $163 million, and $205 million, respectively) for air pollution control equipment by the year 2000, of which approximately $238 million (JCP&L, Met-Ed and Penelec's shares are $42 million, $95 million, and $101 million, respectively) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Companies will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (Nox) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. GPU Energy expects that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, it will spend an estimated $60 million (Met-Ed and Penelec's shares are $14 million and $46 million, respectively) (included in the Clean Air Act total), beginning in 1997, to meet the seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional Nox reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. GPU Energy is unable to determine what additional costs, if any, will be incurred.

     The GPU Companies have been formally notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites, broken down by company as follows. (In some cases, more than one GPU Company is named for a given site):

                   JCP&L   MET-ED  PENELEC    GPUN     GPU

     PRPs            6       4        2         1       1


     In addition, the GPU Energy companies have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. The GPU Energy companies have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and
 (c) the extent of site contamination and the portion attributed to the GPU Companies.

     Pursuant to Federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a Consent Order, which became effective April 21, 1995, and is negotiating with the PaDEP to determine a schedule for long-term remediation based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. This remediation approach would allow the existing refuse piles to be mixed with the ash produced by the reboilered station, at an estimated cost of approximately $2.25 million. Negotiations with the PaDEP indicate that this approach would be acceptable, and as of June 30, 1996, Penelec recorded an estimated environmental liability of $2.25 million on its Balance Sheet. If the station is not reboilered using such technology, remediation of the site is estimated to range from $12 million to $25 million. These costs are subject to uncertainties based on the extent of remediation required and available technologies. If Penelec decides against reboilering the station using fluidized bed combustion technology, an additional liability of $9.75 million will be booked at that time. No decision has been made to reboiler Seward station, and the associated capital expenditure has not been included in the GPU Companies' capital forecasts. Penelec is required to notify the PaDEP by December 31, 1997 whether or not it will reboiler the station.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 1996, JCP&L has spent approximately $21 million in connection with these sites. In addition to funds already spent, JCP&L has recorded an estimated environmental liability of $28.5 million relating to future costs of these sites, as well as two other properties. The additional estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. However, if the periods over which the remediation is currently expected to be performed are lengthened, JCP&L believes that it is reasonably possible that the additional future costs may increase from $28.5 million to $50 million. Estimates of these costs are subject to significant uncertainties because JCP&L does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If JCP&L is required to utilize different remediation methods, the additional costs could be materially in excess of $50 million.

     In 1993, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future MGP remediation costs. However, the NJBPU later directed that recovery of MGP remediation costs cease until such costs equaled the funds already collected from customers. At June 30, 1996, remediation costs exceeded collections by approximately $3 million. JCP&L will continue to defer these remediation costs and accrue interest as previously authorized by the NJBPU. The Final Settlement pending before the NJBPU allows JCP&L to continue this accounting treatment and establish an adjustment clause for the recovery of remediation costs in the future.

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


                       OTHER COMMITMENTS AND CONTINGENCIES


     In June and July 1996, management offered voluntary enhanced retirement programs to more than 750 bargaining and 400 non-bargaining employees. If between 60% and 80% of the eligible employees accept the offer, depending on the age and years of service of those employees, the program could result in a 1996 pre-tax charge to earnings of between $90 million and $125 million in the third quarter.

     The GPU Companies' construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $471 million (JCP&L, Met-Ed, Penelec and GPUS's shares are $242 million, $88 million, $124 million and $17 million, respectively) during 1996. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

     GPU Energy has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire at various dates between 1996 and 2004, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for the Homer City station also includes a provision for the payment of postretirement benefit costs. GPU Energy's share of the cost of coal purchased under these agreements is expected to aggregate $116 million (JCP&L, Met-Ed and Penelec's shares are $22 million, $18 million and $76 million, respectively) for 1996.

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 734 MW in 1996, declining to 527 MW in 1999 and 345 MW in 2004. Payments pursuant to these agreements are estimated to be $164 million in 1996, $145 million in 1997, $128 million in 1998, $104 million in 1999 and $84 million in 2000.

     In June 1996, JCP&L entered into an eight year agreement with Cleveland Electric Illuminating Corporation (CEI) to lease CEI's 351 MW share of the Seneca Pumped Storage Hydro Electric plant. Penelec owns 20% of the Seneca plant. The future minimum rental payments under the lease are fixed and escalate over the lease term based on expected inflation. Rental payments over the next five years are as follows: $11 million in 1996, $19 million in 1997, $19 million in 1998, $20 million in 1999 and $20 million in 2000. Through the lease term, future minimum rental payments will total
 approximately $184 million.   For the six months ended June 30, 1996, rent
 expense associated with this lease was $1.5 million.

     Genco is constructing a 141 MW gas-fired combustion turbine at JCP&L's Gilbert generating station. This estimated $50 million project, of which $36 million has been spent, is expected to be in service by the end of 1996. In 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing NUGs has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. There can be no assurance as to the outcome of this proceeding.

     In 1993, the NJBPU instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from NUG projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate that by permitting utilities to recover such costs through the levelized energy adjustment clause (LEAC), an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the LEAC periods prior to March 1991 were considered closed but subsequent LEAC periods remain open for further investigation. JCP&L estimates that the potential refund liability for the LEAC periods from March 1991 through February 1996, the end of the most recent LEAC period, is $55 million. JCP&L, the NJBPU staff and the Ratepayer Advocate have entered into a Final Settlement of this proceeding, which is now pending before the NJBPU (See RATE MATTERS in Management's Discussion and Analysis). There can be no assurance as to the outcome of this proceeding.

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

     As of June 30, 1996, approximately 52% of the GPU Companies' workforce was represented by unions for collective bargaining purposes. JCP&L employees' collective bargaining agreement, covering 44% of the GPU Companies' union employees, is due to expire in October 1996.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. GPU International, Inc. has ownership interests, with an aggregate book value of approximately $33 million, in three NUG projects which have long-term purchase power agreements with NIMO. In the restructuring plan, NIMO has insisted on renegotiating all of its contracts with NUGs, and has claimed that it has the right to use eminent domain to condemn NUG facilities, if such negotiations are not successful. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated actions in federal and state court seeking to invalidate numerous NUG contracts or limit the amount of annual generation produced by the NUG, and is withholding allegedly "excess" payments made in respect of "over generation" under these contracts, including the contracts for one of the GPU International, Inc.'s projects. NIMO alleges to have overpaid GPU International, Inc. approximately $7 million for the years 1993 through 1995. GPU International, Inc. has filed motions to dismiss the complaint and is vigorously defending these actions. There can be no assurance as to the outcome of these proceedings.

     At June 30, 1996, the GPU International Group had investments totaling $638 million in facilities located in several foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPU INTERNATIONAL GROUP in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     During the normal course of the operation of their businesses, in addition to the matters described above, the GPU Companies are from time to time involved in disputes, claims and, in some cases, as defendants in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on the GPU Companies' financial position or results of operations, there can be no assurance that this will continue to be the case.


 2.  ACQUISITION OF MIDLANDS ELECTRICITY PLC

     In May 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners plc (Avon), a wholly owned subsidiary of Avon Energy Partners Holdings, Inc. (Holdings). Holdings is a 50/50 joint venture formed to acquire Midlands Electricity plc (Midlands), an English regional electric company (REC). Avon has made a successful cash tender offer of approximately $2.6 billion for the outstanding shares of Midlands. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric, Inc.

     EI UK and Cinergy have each invested approximately $500 million in Holdings. EI UK has borrowed approximately $500 million through a GPU guaranteed five-year bank term loan facility to fund its investment in Holdings. Holdings has borrowed approximately $1.6 billion through a non-recourse term loan and revolving credit facility to provide for the balance of the acquisition price.

     Midlands, one of 12 RECs in the United Kingdom, distributes and supplies electricity to 2.2 million customers in England in an area with a population of five million. Midlands also owns a generation business that produces electricity domestically and internationally and a gas supply company that provides natural gas service to 8,000 customers in England.

     EI UK accounts for its 50% investment in Holdings using the equity method of accounting (see Note 3 - GPU INTERNATIONAL GROUP EQUITY INVESTMENTS). Accordingly, EI UK's investment is reported on GPU's consolidated balance sheet in GPU International Group investments, net, and its proportionate share of earnings from Holdings is reflected on the consolidated income statement in Other Income and Deductions. Avon beneficially owned approximately 28% and 100% of the outstanding common stock of Midlands at May 31, and June 30, respectively. As of June 30, 1996, Avon had purchased Midlands shares at a cost of approximately $2.5 billion. Accordingly, EI UK has recorded its proportionate share of Holdings' second quarter income, which is reflected in GPU's results of operations.

     The acquisition of Midlands by Avon is accounted for under the purchase method of accounting. The total acquisition cost will exceed the preliminary estimated value of net assets by approximately $1.7 billion. This excess amount is considered goodwill and is amortized to expense by Avon on a straight line basis over 40 years. The amount of goodwill will be revised by the end of 1996 when the final valuation of net assets is completed.

 3.  GPU INTERNATIONAL GROUP EQUITY INVESTMENTS

     The GPU International Group has investments in joint ventures and affiliates involved in power production, transmission and distribution in the United States and foreign countries. The GPU International Group uses the equity method of accounting for its investments in which it has the ability to exercise significant influence (generally evidenced by a 20% to 50% ownership interest). Brooklyn Energy, LP, in which the GPU International Group currently has a 75% ownership interest, is being accounted for under the equity method of accounting because of agreements that may reduce the GPU International Group's ownership interest to 27% based on actual plant performance. Investments accounted for under the equity method follow:

                                                              Ownership
 Investment                        Location of Operations     Percentage

 Brooklyn Energy, LP               Canada                        75%
 Avon Energy Partners
   Holdings, Inc. (Midlands)       United Kingdom                50%
 Solaris Power                     Australia                     50%
 Prime Energy, LP                  United States                 50%
 Onondaga Cogen, LP                United States                 50%
 Pasco Cogen, Ltd.                 United States                 50%
 Lake Cogen, Ltd.                  United States                 42%
 FPB Cogeneration Partners, LP     United States                 30%
 Termobarranquilla S.A.            Colombia                      29%
 Polsky Energy Corporation         United States & Canada        25%
 Selkirk Cogeneration Partners, LP United States                 19%
 EnviroTech Investment Fund        United States                 10%
 Project Orange Associates, LP     United States                  4%
 Ada Cogeneration, LP              United States                  1%
 OLS Power, LP                     United States                  1%

     Summarized financial information for the GPU International Group's equity investments, including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:

                                                       (In Thousands)
 Balance Sheet Data                              6/30/96           12/31/95

 Current Assets                               $   738,886        $   248,012
 Noncurrent Assets                              5,848,621          1,962,238
 Current Liabilities                           (1,213,774)          (220,796)
 Noncurrent Liabilities                        (4,125,426)        (1,693,669)
 Net Assets                                     1,248,307            295,785

 GPU International Group's
   Equity in Net Assets                       $   615,276        $    25,341

                                                       (In Thousands)
                                                     Six Months Ended
 Earnings Data                                   6/30/96            6/30/95

 Revenue                                      $ 1,451,068        $   194,932
 Operating Income                                 208,093             36,344
 Net Income/(Loss)                                233,321             (4,084)

 GPU International Group's
   Equity in Net Income/(Loss)                $     2,595        $    (1,110)

 As of June 30, 1996, the amount of investments accounted for under the equity method included goodwill in the amount of approximately $1.7 billion, which is amortized to expense over periods not exceeding 40 years.

                       GPU, Inc. and Subsidiary Companies
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     GPU, Inc. (GPU or the Company) (formerly General Public Utilities Corporation) owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (collectively GPU Energy). The Company also owns all the common stock of Energy Initiatives, Inc. (known as GPU International, Inc.), EI Power, Inc. (known as GPU Power, Inc.) and EI Energy, Inc. (known as GPU Electric, Inc.) (collectively GPU International Group); GPU Service, Inc. (GPUS); GPU Nuclear, Inc. (GPUN); and GPU Generation, Inc. (Genco). All of these companies considered together with their subsidiaries are referred to as the "GPU Companies".

     The GPU International Group is engaged in the development, ownership and operation of generation, transmission and distribution facilities in the United States and foreign countries. The GPU International Group has 50% ownership interests in distribution and supply businesses serving 2.2 million customers in England (See Note 2 to GPU's Consolidated Financial Statements), and 230,000 customers in Australia. The GPU International Group also has ownership interests in eleven operating combined-cycle cogeneration plants located in the United States totaling 932 MW of capacity and twelve operating generating facilities located in foreign countries totaling 2,514 MW of capacity.

     The following is management's discussion of significant factors that affected the interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the GPU Companies' combined 1995 Annual Report on Form 10-K.


                            GPU RESULTS OF OPERATIONS

     GPU's earnings for the second quarter ended June 30, 1996, were $73.6 million, or $0.61 per share, compared to 1995 second quarter earnings of $61.0 million or $0.53 per share. The increase in second quarter earnings was due primarily to higher weather-related sales this year compared to last, an increase in new customer sales and lower reserve capacity expense primarily due to declining power purchases by JCP&L from Pennsylvania Power & Light Company (PP&L). This was partially offset by higher depreciation expense due to plant additions and higher operation and maintenance (O&M) expense due in part to increased emergency and storm repair work.

     For the six months ended June 30, 1996, GPU's earnings were $181.9 million, or $1.51 per share, compared to earnings of $136.5 million, or $1.18 per share, for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, earnings for the current six month period versus last year benefitted from gains on the sales of securities.

 OPERATING REVENUES:

     Total revenues for the second quarter of 1996 increased 5.5% to $912.3 million, as compared to the second quarter of 1995. For the six months ended June 30, 1996, revenues increased 8.8% to $1.94 billion, as compared to the same period last year. The components of the changes are as follows:

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1996      June 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $ 36.0            $ 66.0
    Energy revenues                            5.6              72.3
    Other revenues                             6.0              18.3
         Increase in revenues               $ 47.6            $156.6

 Kilowatt-hour revenues

     The increase in KWH revenues for the three and six month periods was due primarily to higher weather-related sales to residential customers and increased new customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three and six month periods was due primarily to higher energy cost rates in effect and increased customer sales. For the three month period, this increase was substantially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged (PP&I) expense do not significantly affect earnings since these cost increases are substantially recovered through the GPU Energy companies' energy adjustment clauses. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three and six month period earnings increases.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the six month period increased due to a $6.3 million (pre-tax) performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

 Other operation and maintenance

     The increase in other O&M for the three and six month periods was due partially to higher emergency and storm repair work.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and six month periods was due primarily to additions to plant in service and higher depreciation rates for Met-Ed and Penelec.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in other income for the three month period was due primarily to higher GPU International Group pre-tax income. The six month period increase was due primarily to gains on the sales of securities held by the GPU International Group of $10 million (pre-tax).


 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     The decrease in other interest expense for the six month period was due primarily to lower short-term debt levels.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

     The increase for the three and six month periods was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of monthly income preferred securities.

                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the second quarter ended June 30, 1996 were $37.2 million, compared to 1995 second quarter earnings of $33.2 million. The increase in second quarter earnings was due to higher weather-related and new customer sales this year as compared to last year and lower reserve capacity expense primarily due to declining power purchases from PP&L. This was partially offset by increased depreciation expense mainly due to plant additions and higher O&M expense due in part to increased emergency and storm repair work.

     For the six months ended June 30, 1996 earnings were $88.1 million, compared to $65.7 million for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, earnings compared to last year benefitted from a performance award for the efficient operation of JCP&L's nuclear generating stations.


 OPERATING REVENUES:

     Total revenues for the second quarter of 1996 increased 5.0% to $475.9 million, as compared to the second quarter of 1995. For the six months ended June 30, 1996, revenues increased 9.1% to $1 billion, as compared to the same period last year. The components of the changes are as follows:

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1996      June 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $ 17.8            $ 33.6
    Energy revenues                            1.6              40.1
    Other revenues                             3.4              10.3
         Increase in revenues               $ 22.8            $ 84.0

 Kilowatt-hour revenues

     The increase in KWH revenues for the three and six month periods was due primarily to higher weather-related sales to residential customers and increased new customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three and six month periods was due primarily to higher energy cost rates in effect and increased sales to customers. For the three month period, the increase was mostly offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through JCP&L's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) due to lower power purchases from PP&L contributed to the three and six month periods earnings increases.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the six month period increased due to a $6.3 million (pre-tax) performance award for the efficient operation of JCP&L's nuclear generating stations.

 Other operation and maintenance

     The increase in other O&M for the three and six month periods was due partially to higher emergency and storm repair work.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month and six month periods was due primarily to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income for the three and six month periods was due primarily to the write-off of nonutility generation (NUG) buyout costs for the Crown/Vista project (see Rate Matters) not deemed recoverable through ratemaking.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Interest on long-term debt

     The decrease in interest on long-term debt for the three and six month periods was due to lower levels of long-term debt.

 Dividends on company-obligated mandatorily redeemable preferred securities

     The increase for the three and six month periods was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of monthly income preferred securities


                          MET-ED RESULTS OF OPERATIONS

     Met-Ed's earnings for the second quarter ended June 30, 1996 were $16.6 million, compared to 1995 second quarter earnings of $12.4 million. The increase in second quarter earnings was due primarily to higher weather-related sales and new customer sales this year compared to last year.

     For the six months ended June 30, 1996, Met-Ed's earnings were $40.4 million, compared to earnings of $28.5 million for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, the current six month period benefitted from lower reserve capacity expense.


 OPERATING REVENUES:

     Total revenues for the second quarter of 1996 increased 8.8% to $207.1 million, as compared to the second quarter of 1995. For the six months ended June 30, 1996, revenues increased 12.3% to $444.7 million, as compared to the same period last year. The components of the changes are as follows:


                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1996      June 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $  7.8            $ 15.6
    Energy revenues                            5.9              27.3
    Other revenues                             3.1               5.8
         Increase in revenues               $ 16.8            $ 48.7

 Kilowatt-hour revenues

     The increase in KWH revenues for the three and six month periods was due primarily to higher weather-related residential sales and increased new customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three and six month periods was due primarily to higher energy cost rates in effect. For the six month period, the increase was also due to higher sales to customers and to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through Met-Ed's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) contributed to the three and six month periods earnings increases.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and six month periods was due primarily to additions to plant in service and higher depreciation rates.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the second quarter ended June 30, 1996 were $21.2 million, compared to 1995 second quarter earnings of $19.9 million. Earnings in the quarter increased due primarily to higher weather-related sales this year compared to last year, partially offset by higher depreciation expense.

     For the six months ended June 30, 1996, Penelec's earnings were $51.4 million, compared to earnings of $50.1 million for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, earnings for the six month period were reduced due to higher other O&M expense, partially offset by lower reserve capacity expense.


 OPERATING REVENUES:

     Total revenues for the second quarter of 1996 increased 3.5% to $246.8 million, as compared to the second quarter of 1995. Total revenues for the six months ended June 30, 1996 increased 4.9% to $516.1 million compared with the same period in 1995. The components of the changes are as follows:


                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1996      June 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $ 12.6            $ 18.3
    Energy revenues                             .7               8.2
    Other revenues                            (4.9)             (2.2)
         Increase in revenues               $  8.4            $ 24.3

 Kilowatt-hour revenues

     The increase in KWH revenues for the three and six month periods was due primarily to higher weather-related residential sales and increased new customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the six month period was due primarily to higher energy cost rates in effect and increased sales to customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through Penelec's energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) contributed to the six month period earnings.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The increase in other O&M for the six month period was due partially to increased emergency and storm repair work.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and six month periods was due to additions to plant in service and higher depreciation rates.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income for the three and six month periods was due to the write-off in 1995 of $2.5 million of deferred postretirement benefit
 (OPEB) costs related to wholesale customers which were deemed not recoverable through ratemaking.

 GPU INTERNATIONAL GROUP

     Through June 30, 1996, GPU's aggregate investment in the GPU
 International Group was $209 million; GPU has also guaranteed an additional $809 million of GPU International Group obligations, including amounts for the acquisition of Midlands Electricity plc, discussed below. GPU has obtained Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies (FUCO) and exempt wholesale generators (EWG) (both domestically and internationally) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings. GPU has remaining SEC authorization at June 30, 1996 to finance up to $113 million of additional investments in FUCOs and EWGs.

     In May 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners plc (Avon), a wholly owned subsidiary of Avon Energy Partners Holdings, Inc. (Holdings). Holdings is a 50/50 joint venture formed to acquire Midlands Electricity plc (Midlands), an English regional electric company (REC). Avon has made a successful cash tender offer of approximately $2.6 billion, for the outstanding shares of Midlands. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc., a wholly owned subsidiary of GPU Electric, Inc. For more information, see Notes 2 and 3 to GPU's Consolidated Financial Statements.

     The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in five generating facilities under construction totaling 2,866 MW of capacity, and in a 180 MW gas-fired project in Wisconsin for which a long-term power purchase agreement has been executed.




     The following sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented for the GPU Companies on a combined basis.


 LIQUIDITY AND CAPITAL RESOURCES

 Capital Needs

     The GPU Companies' capital needs for the six months ended June 30, 1996 consisted of cash construction expenditures of $173 million (JCP&L $76 million; Met-Ed $37 million; Penelec $60 million). Construction expenditures for the year are forecasted to be $471 million (JCP&L $242 million; Met-Ed $88 million; Penelec $124 million). Expenditures for maturing obligations will total $131 million (JCP&L $36 million; Met-Ed $15 million; Penelec $75 million; Other $5 million) in 1996. GPU and the GPU Energy companies estimate that a substantial portion of their anticipated capital needs in 1996 will be satisfied through internally generated funds.

 Financing

     The GPU Energy companies have regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through various periods into 1997. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $225 million, $190 million and $160 million, respectively, of which $100 million for each company may consist of preferred stock. The GPU Energy companies have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     On May 1, 1996, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

     The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt each company may issue. The GPU Energy companies' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     GPU is seeking SEC approval to issue and sell up to $300 million aggregate principal amount of unsecured debentures through December 31, 2001. The net proceeds from the sale of the debentures will be used by the Company to: 1) finance or refinance acquisitions and investments by the GPU International Group, 2) make cash capital contributions to the Company's subsidiaries, which in turn will apply such funds a) to repay outstanding indebtedness, b) to redeem outstanding senior securities in open market transactions, c) for construction purposes, d) for other corporate purposes, or e) to reimburse their treasuries for funds previously expended therefrom for such purposes, 3) reimburse the Company's treasury for funds previously expended therefrom for such purposes, 4) repay outstanding indebtedness of the Company, and 5) for other Company corporate purposes. Moodys and Duff & Phelps credit rating agencies have assigned ratings of Baa2 and BBB+ to the proposed sale of debentures, respectively.

     GPU has also requested SEC approval to issue up to 7 million shares of additional common stock through 1998. The net proceeds of the sale of the additional common stock will be used by the Company to repay a portion of indebtedness incurred by the GPU International Group to acquire Midlands (see
 Note 2 to GPU's Consolidated Financial Statements). Net proceeds may also be used to: 1) make cash capital contributions to the Company's subsidiaries, which in turn will apply such funds a) to repay outstanding indebtedness,
 b) to redeem outstanding senior securities or reacquire such securities in open market transactions, c) for construction purposes, d) for other corporate purposes or e) to reimburse their treasuries for funds previously expended therefrom for such purposes, 2) reimburse the Company's treasury for funds previously expended therefrom for such purposes, 3) repay outstanding indebtedness of the Company, and 4) for other Company corporate purposes.


 COMPETITIVE ENVIRONMENT:

     In April 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888 (Order) adopting the rules proposed in its Notice of Proposed Rulemaking on open access nondiscriminatory transmission services by utilities. The Order provides open access to the interstate transmission network and thereby encourages a fully competitive wholesale electric power market. The Order requires electric utilities to, among other things: 1) file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; 2) accept service under these new tariffs for their own wholesale transactions; and 3) be permitted to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer purchases power from another supplier using the utility's transmission system.

     In addition, while the Order does not require "corporate unbundling," which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does call for "functional unbundling" of transmission and ancillary services.

     In July 1996, GPU Energy filed pro forma tariffs offering both point-to-point and network service in accordance with Order 888. These tariffs became effective on July 9, 1996.

     In July 1996, GPU Energy, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool, filed with the FERC a transmission tariff and agreements that would create by year-end 1996, a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region. The Mid-Atlantic energy agreements include: 1) the requirements and standards under which an independent system operator (ISO) will operate the energy market and transmission system; 2) a transmission owners agreement and tariff that provides pool-wide transmission service with ten zones, each reflecting an existing PJM company's transmission costs, and an average transmission rate for service across or out of the power pool; 3) establishment of a Mid-Atlantic spot energy market; and 4) requiring the ownership of, or contracting for, of sufficient transmission and generation capacity, including the sharing of generating capacity reserves, to meet reliability requirements. The proposed PJM tariff and agreements, if accepted for filing by FERC, would be effective January 1, 1997, and would supersede the tariffs filed by GPU Energy in July 1996, in accordance with Order 888.

     In June 1996, the Senate Banking Committee approved S.1317 which, if adopted, would repeal the Public Utility Holding Company Act (PUHCA) and implement other reform recommendations contained in a 1995 report by the SEC staff.

     In July 1996, Representative Schaefer introduced comprehensive electric utility restructuring legislation in the House of Representatives. Among the provisions, the proposed legislation would give all electric utility retail customers the right to purchase electric energy services from any provider by no later than December 15, 2000. If the states failed to implement retail choice with basic federal standards, the FERC would be directed to do so for them. Among other things, this legislation also provides for the repeal of both the Public Utility Regulatory Policies Act of 1978 (PURPA) and of PUHCA, when all customers have supplier choice.

     Pennsylvania has adopted legislation that clarifies the Pennsylvania Public Utility Commission's (PaPuc) authority to permit electric utilities to recover in rates the costs of restructuring, buying out or buying down contracts with NUGs.

     Legislation has been introduced in the Pennsylvania legislature that would allow all consumers to choose their electric provider, with transition periods ranging from 1998 to 2002.

     In July 1996, the PaPUC issued a report on electric competition recommending that 1) all retail customers be permitted to choose their electric generation provider by the year 2005; 2) electric transmission and distribution continue to be regulated; 3) utilities be permitted to recover non-mitigable stranded assets and establish a competitive transition charge for consumers who choose alternative generation suppliers; 4) flexible and performance-based rates be encouraged; and 5) public purpose programs such as energy efficiency and renewable energy be continued.

     As part of this transition to retail choice, the PaPUC has urged electric utilities to file voluntary retail access pilot programs for approval. These pilot programs would include all classes of customers, and utilities would be required to commit about 5% of peak load to retail access programs and unbundle their tariffs. The PaPUC will issue an order containing general guidelines for program design and is seeking to have legislation passed to make these programs mandatory. Implementation of these programs could occur as early as April 1997, when all Pennsylvania electric utilities are expected to have filed program proposals with the PaPUC.

     In June and July 1996, management offered voluntary enhanced retirement programs to more than 750 bargaining and 400 non-bargaining employees. If between 60% and 80% of the eligible employees accept the offer, depending on the age and years of service of those employees, the program could result in a 1996 pre-tax charge to earnings of between $90 million and $125 million in the third quarter of 1996.

 RATE MATTERS:

     In June 1996, the New Jersey Board of Public Utilities (NJBPU) approved a provisional settlement for a combined levelized energy adjustment clause
 (LEAC) and Demand Side Factor (DSF) increase of $27.9 million annually.

     Also in June 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues (Final Settlement). An Administrative Law Judge (ALJ) has issued a decision recommending approval of the Final Settlement and the matter is awaiting NJBPU approval, tentatively scheduled for September 1996. Provisions of the Final Settlement include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $9 million in base rates. Base rates would be frozen at that level until the year 2000, and the LEAC rate frozen through the year 1999. JCP&L could seek a LEAC rate increase if the deferred LEAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates beginning in 1998 of all OPEB costs recorded in accordance with Statement of Financial Accounting Standards No. 106 including amounts previously deferred and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological cost of removal costs estimated in the 1995 site specific studies performed for GPUN (See Nuclear Plant Retirement Costs of Note 1 to GPU's Consolidated Financial Statements). Also included in base rates would be recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, scheduled to be retired in 1996.

     The Final Settlement also provides for recovery through the LEAC of:
 1) buyout costs up to $130 million, and 50% of any costs from $130 million to $135 million, over a seven-year period for the termination of the power purchase agreement with Freehold Cogeneration Associates, and 2) $14 million of the $17 million buyout costs, over a two year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

     In addition, the Final Settlement resolves the NJBPU's generic proceeding regarding recovery of capacity costs associated with electric power purchases from NUG projects which the Division of the Ratepayer Advocate claimed to result in a double recovery. JCP&L would not have to refund any amounts previously collected. The Final Settlement also provides that if JCP&L's return on equity exceeds 12.2 percent, excluding demand side management and nuclear performance incentives, the excess would be used to reduce both customer energy rates and certain regulatory assets. In accordance with the Final Settlement, effective January 1, 1996, nuclear depreciation was increased by $17 million annually, including amounts for forecasted additions to nuclear plant, offset by decreases in depreciation for transmission, distribution and general plant totaling $12 million annually.

 THE GPU SUPPLY PLAN:

 Managing Nonutility Generation

     The GPU Energy companies have contracts and anticipated commitments with NUG suppliers under which a total of 1,624 MW (JCP&L 892 MW; Met-Ed 335 MW; Penelec 397 MW) of capacity are currently in service and an additional 565 MW (JCP&L 10 MW; Met-Ed 377 MW; Penelec 178 MW) are currently scheduled to be in service by 2000.

     GPU Energy is seeking to reduce the above market costs of NUG agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, GPU Energy intends to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU Companies for substantial damages. There can, however, be no assurance as to what extent GPU Energy's efforts will be successful in whole or in part.

     In April 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates (Freehold), the developers of a proposed 100 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.2 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L will pay Freehold $125 million over three years, beginning in 1996. Associated with this buyout are certain payments to third parties, the amounts of which are currently being negotiated and could be material in amount. As part of the Final Settlement (See Rate Matters), JCP&L would recover buyout costs up to $130 million, and 50% of any costs from $130 million to $135 million, over a seven-year period, related to the termination of this purchase power agreement.

     In 1993, the PaPUC ordered Penelec to enter into long-term contracts to purchase a total of 160 MW from two NUGs commencing in 1997 or later. Penelec's subsequent appeal of the PaPUC order to the Commonwealth Court was denied, but the case was remanded back to the PaPUC to recalculate the avoided costs to be paid. In January 1996, an ALJ issued a decision recommending a levelized avoided cost which is in excess of current market prices. In June 1996, the Pennsylvania Supreme Court reaffirmed the PaPUC and Commonwealth Court decisions requiring Penelec to enter into these contracts. Penelec has filed an application for reargument with the Pennsylvania Supreme Court.

     In July 1996, Penelec entered into agreements with the developers of a proposed 80 MW cogeneration facility in Altoona, Pennsylvania and AES Power Corporation (AES). Under the agreements, AES will purchase the interests of the developers, and Penelec and AES will attempt to negotiate a new, competitively priced power purchase agreement by early October, 1996. If negotiations to execute a new power purchase agreement are unsuccessful, Penelec has agreed to pay AES up to $8.3 million. Penelec would seek energy cost rate (ECR) recovery for any of these buyout costs paid to AES.

     In July 1996, Met-Ed entered into agreements with the developers of the proposed 150 MW Blue Mountain cogeneration facility and AES. Under the agreements, AES purchased the interests of the developers. Met-Ed has paid AES $18.5 million and has agreed to conduct negotiations with AES for a new power purchase agreement that is competitively priced. If these negotiations are unsuccessful, Met-Ed would pay AES an additional $23 million. Met-Ed intends to seek ECR recovery for these buyout costs.

     In September 1995, Met-Ed and the developers of a proposed 227 MW York County coal-fired cogeneration plant entered into an agreement whereby, Met-Ed will pay the developer up to $30 million to terminate the coal-fired facility, and an additional $5 million if the agreement cannot be restructured to provide for the development of a gas-fired facility. In January 1996, Met-Ed was notified by the developers that they had assigned to AES their rights under the terms of the restructuring agreement. In February 1996, Met-Ed filed a petition with the PaPUC requesting recovery of the costs associated with the buyout through energy cost rates. A settlement agreement permitting Met-Ed to recover up to $35 million in buyout costs over three years, beginning in 1997, is awaiting an ALJ recommendation.

                                     PART II

 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and GPU Energy as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Annual Meeting of Stockholders held on May 2, 1996, Theodore H. Black was reelected as a director of the Company for a three year term expiring at the 1999 annual meeting by a vote of 101,996,489 for and 882,363 withheld.

             Paul R. Roedel, Carlisle A. H. Trost, and Patricia K. Woolf, whose terms expire at the 1997 annual meeting, and Henry F. Henderson, Jr., James R. Leva, John M. Pietruski, and Catherine A. Rein, whose terms expire at the 1998 annual meeting, continue to serve as directors following the meeting.

             At the Annual Meeting, stockholders approved by a vote of 95,620,809 shares for, 6,286,980 shares against and 971,062 shares abstaining, amendments to the Restricted Stock Plan for Outside Directors. Stockholders rejected by a vote of 7,914,008 shares for, 79,676,934 shares against and 4,073,620 shares abstaining, a stockholder proposal requesting that the Company issue a report on carbon dioxide emissions and the costs thereof.

             Stockholders also ratified at the Annual Meeting the selection of Coopers & Lybrand L.L.P. as independent auditor for the year 1996 by a vote of 102,130,220 shares for, 350,582 shares against and 398,050 shares abstaining.

 ITEM 5 -    OTHER EVENTS

             As previously announced, effective July 1, 1996, Fred D. Hafer was elected President, Chief Operating Officer and a director of the Company. Mr. Hafer, who had been President, Chief Operating Officer and a director of both Metropolitan Edison Company and Pennsylvania Electric Company, is expected to be elected to the additional posts of Chairman and Chief Executive Officer when James R. Leva retires in May 1997.

                                     PART II

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:

                 GPU, Inc.:

                 Dated May 8, 1996, under Item 5 (Other Events).

                 Dated June 10, 1996, under Item 5 (Other Events).

                 Dated August 2, 1996, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:

                 Dated June 11, 1996, under Item 5 (Other Events).

                 Metropolitan Edison Company:

                 Dated June 11, 1996, under Item 5 (Other Events).

                 Pennsylvania Electric Company:

                 Dated June 11, 1996, under Item 5 (Other Events).

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 GPU, INC.



 August 7, 1996                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 August 7, 1996                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                 METROPOLITAN EDISON COMPANY
                                 PENNSYLVANIA ELECTRIC COMPANY



 August 7, 1996                  By:   /s/ D. Baldassari
                                      D. Baldassari, President



 August 7, 1996                  By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Finance and Rates & Comptroller
                                      (Principal Accounting Officer)