Form 10-Q
period 1996-09-30
GENERAL PUBLIC UTILITIES CORP /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1996-11-07
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1996


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


       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1996, was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding

 GPU, Inc.                            Common Stock, $2.50 par value 120,566,356
 Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                               September 30, 1996

                                Table of Contents
                                                                   Page
 PART I - Financial Information

       Consolidated Financial Statements:

           GPU, Inc.
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

           Jersey Central Power & Light Company
             Balance Sheets                                           7
             Statements of Income                                     9
             Statements of Cash Flows                                10

           Metropolitan Edison Company
             Balance Sheets                                          11
             Statements of Income                                    13
             Statements of Cash Flows                                14

           Pennsylvania Electric Company
             Balance Sheets                                          15
             Statements of Income                                    17
             Statements of Cash Flows                                18

       Notes to Financial Statements                                 19

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  42

 PART II - Other Information                                         59

 Signatures                                                          60
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

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; generating plant performance; fuel prices and availability; economic conditions; uncertainties involved with foreign operations; and the effects of inflation.

                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                               1996            1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $ 9,533,328      $9,295,630
   Less, accumulated depreciation                           3,642,946       3,433,240
     Net utility plant in service                           5,890,382       5,862,390
   Construction work in progress                              304,796         313,471
   Other, net                                                 176,758         193,356
        Net utility plant                                   6,371,936       6,369,217

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                  409,864         362,957
   GPU International Group investments, net                   838,928         288,044
   Nuclear fuel disposal fund                                  98,256          95,393
   Other, net                                                  44,341          39,505
        Total other property and investments                1,391,389         785,899

 Current Assets:
   Cash and temporary cash investments                         51,179          18,422
   Special deposits                                            25,381          14,877
   Accounts receivable:
     Customers, net                                           296,266         278,643
     Other                                                    124,731          69,773
   Unbilled revenues                                          104,976         128,749
   Materials and supplies, at average cost or less:
     Construction and maintenance                             193,043         194,769
     Fuel                                                      25,172          39,795
   Deferred income taxes                                       29,339          20,090
   Prepayments                                                140,766          42,746
        Total current assets                                  990,853         807,864

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  365,949         368,712
     Unamortized property losses                              101,425         105,729
     Income taxes recoverable through future rates            485,931         527,584
     Other                                                    595,170         437,683
        Total regulatory assets                             1,548,475       1,439,708
   Deferred income taxes                                      362,833         330,186
   Other                                                      160,987         116,642
        Total deferred debits and other assets              2,072,295       1,886,536




        Total Assets                                      $10,826,473      $9,849,516


 The accompanying notes are an integral part of the consolidated financial statements.

                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                               1996            1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   314,458      $  314,458
   Capital surplus                                            749,859         746,449
   Retained earnings                                        2,103,263       2,004,072
     Total                                                  3,167,580       3,064,979
   Less, reacquired common stock, at cost                      87,155          90,345
     Total common stockholders' equity                      3,080,425       2,974,634
   Cumulative preferred stock:
     With mandatory redemption                                114,000         134,000
     Without mandatory redemption                              98,116          98,116
   Subsidiary-obligated mandatorily
     redeemable preferred securities                          330,000         330,000
   Long-term debt                                           3,024,177       2,567,898
        Total capitalization                                6,646,718       6,104,648



 Current Liabilities:
   Securities due within one year                             184,435         131,246
   Notes payable                                              301,521         123,890
   Obligations under capital leases                           151,864         159,565
   Accounts payable                                           354,467         318,394
   Taxes accrued                                               36,586          46,613
   Deferred energy credits/(costs)                              7,365         (13,208)
   Interest accrued                                            58,215          69,456
   Other                                                      272,594         252,306
        Total current liabilities                           1,367,047       1,088,262



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                    1,498,877       1,466,060
   Unamortized investment tax credits                         136,848         145,375
   Three Mile Island Unit 2 future costs                      424,905         413,031
   Regulatory liabilities                                      92,256          97,999
   Other                                                      659,822         534,141
        Total deferred credits and other liabilities        2,812,708       2,656,606



 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $10,826,473      $9,849,516


 The accompanying notes are an integral part of the consolidated financial statements.

                              GPU, INC. AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                               In Thousands
                                                          (Except Per Share Data)
                                                Three Months               Nine Months
                                              Ended September 30,       Ended September 30,
                                               1996         1995         1996        1995
 Operating Revenues                         $1,058,223   $1,095,082   $2,993,411  $2,873,702

 Operating Expenses:
  Fuel                                          98,200      102,086      284,969     272,975
  Power purchased and interchanged             270,867      280,800      761,749     754,597
  Deferral of energy costs, net                  9,861        4,406       19,701       9,645
  Other operation and maintenance              363,848      251,288      832,201     697,421
  Depreciation and amortization                102,726      101,928      297,233     281,813
  Taxes, other than income taxes                99,263       98,355      274,046     262,832
     Total operating expenses                  944,765      838,863    2,469,899   2,279,283

 Operating Income Before Income Taxes          113,458      256,219      523,512     594,419
  Income taxes                                  20,292       71,638      134,387     149,860
 Operating Income                               93,166      184,581      389,125     444,559

 Other Income and Deductions:
  Allowance for other funds used during
    construction                                  (743)       1,203        1,741       3,560
  Other income, net                              5,720      194,342       17,300     190,172
  Income taxes                                   1,355      (82,264)      (2,590)    (80,841)
     Total other income and deductions           6,332      113,281       16,451     112,891

 Income Before Interest Charges
  and Preferred Dividends                       99,498      297,862      405,576     557,450

 Interest Charges and Preferred Dividends:
  Interest on long-term debt                    45,708       47,680      138,316     140,159
  Other interest                                 9,518        7,017       22,497      22,820
  Allowance for borrowed funds used
    during construction                         (2,555)      (2,543)      (6,378)     (6,615)
  Dividends on subsidiary-obligated mandatorily
    redeemable preferred securities              7,222        7,222       21,666      17,594
  Preferred stock dividends of subsidiaries      3,784        4,208       11,776      12,737
     Total interest charges and
       preferred dividends                      63,677       63,584      187,877     186,695

 Net Income                                 $   35,821   $  234,278   $  217,699  $  370,755

 Earnings Per Average Common Share          $      .29   $     2.02   $     1.80  $     3.20

 Average Common Shares Outstanding             120,791      116,512      120,710     115,841

 Cash Dividends Paid Per Share              $     .485   $      .47   $     1.44  $     1.39



 The accompanying notes are an integral part of the consolidated financial statements.

                           GPU, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Nine Months
                                                             Ended September 30,
                                                           1996         1995
 Operating Activities:
   Net income                                            $ 217,699    $ 370,755
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         315,726      281,577
     Amortization of property under capital leases          42,711       43,039
     Three Mile Island Unit 2 costs                           -        (170,005)
     Voluntary enhanced retirement programs                122,739         -
     Nuclear outage maintenance costs, net                   3,597        8,178
     Deferred income taxes and investment tax
       credits, net                                         14,664       95,500
     Deferred energy costs, net                             19,696        9,888
     Accretion income                                       (8,708)      (9,390)
     Allowance for other funds used
       during construction                                  (1,741)      (3,560)
   Changes in working capital:
     Receivables                                           (48,788)     (19,881)
     Materials and supplies                                 16,113       10,781
     Special deposits and prepayments                      (92,705)     (37,060)
     Payables and accrued liabilities                      (16,063)     (87,028)
   Nonutility generation contract buyout costs             (90,450)     (18,650)
   Other, net                                              (66,541)     (26,668)
      Net cash provided by operating activities            427,949      447,476

 Investing Activities:
   Cash construction expenditures                         (261,185)    (340,168)
   Contributions to decommissioning trusts                 (30,136)     (24,974)
   GPU International Group investments                    (541,587)     (47,184)
   Other, net                                                3,703       (3,502)
      Net cash required for investing activities          (829,205)    (415,828)

 Financing Activities:
   Issuance of long-term debt                              563,762      197,206
   Increase/(Decrease) in notes payable, net               177,797     (123,003)
   Retirement of long-term debt                            (71,389)     (43,737)
   Capital lease principal payments                        (42,673)     (42,486)
   Issuance of common stock                                   -          29,645
   Issuance of subsidiary-obligated mandatorily
     redeemable preferred securities                          -         121,063
   Redemption of preferred stock of subsidiaries           (20,000)      (6,049)
   Dividends paid on common stock                         (173,484)    (160,693)
      Net cash provided (required) by
        financing activities                               434,013      (28,054)

 Net increase in cash and temporary
   cash investments from above activities                   32,757        3,594
 Cash and temporary cash investments, beginning of year     18,422       26,731
 Cash and temporary cash investments, end of period      $  51,179    $  30,325

 Supplemental Disclosure:
   Interest and preferred dividends paid                 $ 219,875    $ 200,156
   Income taxes paid                                     $ 137,980    $ 168,810
   New capital lease obligations incurred                $  31,415    $  45,469
   Common stock dividends declared but not paid          $    -       $    -

 The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $4,454,886       $4,311,458
   Less, accumulated depreciation                          1,770,157        1,669,893
     Net utility plant in service                          2,684,729        2,641,565
   Construction work in progress                             133,159          157,885
   Other, net                                                114,191          111,023
        Net utility plant                                  2,932,079        2,910,473

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 248,701          225,200
   Nuclear fuel disposal fund                                 98,256           95,393
   Other, net                                                  7,699            7,218
        Total other property and investments                 354,656          327,811

 Current Assets:
   Cash and temporary cash investments                         2,925              922
   Special deposits                                            6,934            7,358
   Accounts receivable:
     Customers, net                                          165,929          150,002
     Other                                                    23,476           21,912
   Unbilled revenues                                          54,071           66,389
   Materials and supplies, at average cost or less:
     Construction and maintenance                             94,904           95,949
     Fuel                                                      8,559           18,693
   Deferred income taxes                                      11,897            8,842
   Prepayments                                                76,216           20,869
        Total current assets                                 444,911          390,936

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                 133,287          138,472
     Unamortized property losses                              95,821          100,176
     Income taxes recoverable through future rates           129,080          134,787
     Other                                                   448,319          311,293
        Total regulatory assets                              806,507          684,728
   Deferred income taxes                                     149,076          122,082
   Other                                                      28,054           20,359
        Total deferred debits and other assets               983,637          827,169





        Total Assets                                      $4,715,283       $4,456,389


 The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  153,713       $  153,713
   Capital surplus                                           510,769          510,769
   Retained earnings                                         829,256          816,770
     Total common stockholder's equity                     1,493,738        1,481,252
   Cumulative preferred stock:
     With mandatory redemption                               114,000          134,000
     Without mandatory redemption                             37,741           37,741
   Company-obligated mandatorily
     redeemable preferred securities                         125,000          125,000
   Long-term debt                                          1,137,225        1,192,945
        Total capitalization                               2,907,704        2,970,938



 Current Liabilities:
   Securities due within one year                             65,884           35,710
   Notes payable                                             102,134              800
   Obligations under capital leases                           99,281           90,329
   Accounts payable:
     Affiliates                                               60,340           31,885
     Other                                                   117,218          111,225
   Taxes accrued                                               4,555           10,516
   Deferred energy credits/(costs)                            11,060           (5,290)
   Interest accrued                                           29,672           28,718
   Other                                                      87,776           71,769
        Total current liabilities                            577,920          375,662



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     645,847          607,188
   Unamortized investment tax credits                         61,971           66,874
   Three Mile Island Unit 2 future costs                     106,251          103,271
   Nuclear fuel disposal fee                                 125,925          121,121
   Regulatory liabilities                                     34,706           37,597
   Other                                                     254,959          173,738
        Total deferred credits and other liabilities       1,229,659        1,109,789


 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $4,715,283       $4,456,389


 The accompanying notes are an integral part of the consolidated financial statements.

                 JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                              Consolidated Statements of Income
                                         (Unaudited)
                                                               In Thousands
                                                   Three Months            Nine Months
                                               Ended September 30,    Ended September 30,
                                                  1996       1995       1996         1995

 Operating Revenues                            $ 578,274  $ 625,479  $1,583,432   $1,546,594

 Operating Expenses:
   Fuel                                           29,438     33,454      81,664       74,263
   Power purchased and interchanged:
     Affiliates                                    8,673      9,854      21,896       13,222
     Others                                      169,640    182,420     451,889      493,698
   Deferral of energy and capacity costs, net        741       (355)     15,478      (10,746)
   Other operation and maintenance               187,964    114,888     425,306      341,265
   Depreciation and amortization                  54,939     49,150     155,177      145,111
   Taxes, other than income taxes                 61,539     65,421     176,899      171,298
      Total operating expenses                   512,934    454,832   1,328,309    1,228,111

 Operating Income Before Income Taxes             65,340    170,647     255,123      318,483
   Income taxes                                   11,888     51,190      56,560       79,965
 Operating Income                                 53,452    119,457     198,563      238,518

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                   (758)       399       1,224          856
   Other income, net                               2,850      3,728       4,668       10,713
   Income taxes                                     (990)    (1,491)     (2,225)      (4,273)
      Total other income and deductions            1,102      2,636       3,667        7,296

 Income Before Interest Charges and
   Dividends on Preferred Securities              54,554    122,093     202,230      245,814

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                     22,204     23,461      66,921       69,421
   Other interest                                  3,971      2,161       8,980        7,684
   Allowance for borrowed funds used
     during construction                          (1,815)    (1,651)     (4,092)      (3,698)
   Dividends on company-obligated mandatorily
     redeemable preferred securities               2,675      2,675       8,025        3,953
      Total interest charges and dividends
        on preferred securities                   27,035     26,646      79,834       77,360

 Net Income                                       27,519     95,447     122,396      168,454
   Preferred stock dividends                       3,162      3,586       9,910       10,871
 Earnings Available for Common Stock           $  24,357  $  91,861  $  112,486   $  157,583






 The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Nine Months
                                                             Ended September, 30
                                                            1996         1995
 Operating Activities:
   Net income                                            $ 122,396    $ 168,454
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         163,880      157,747
     Amortization of property under capital leases          22,493       24,342
     Voluntary enhanced retirement programs                 62,909         -
     Nuclear outage maintenance costs, net                  (3,322)      12,588
     Deferred income taxes and investment tax
       credits, net                                          2,475       16,733
     Deferred energy and capacity costs, net                15,473      (10,814)
     Accretion income                                       (8,708)      (9,390)
     Allowance for other funds used
       during construction                                  (1,224)        (856)
   Changes in working capital:
     Receivables                                            (5,173)     (27,061)
     Materials and supplies                                 11,179       (1,042)
     Special deposits and prepayments                      (54,923)     (39,111)
     Payables and accrued liabilities                      (36,664)     (55,906)
   Nonutility generation contract buyout costs             (65,000)     (17,000)
   Other, net                                               (2,767)     (15,120)
      Net cash provided by operating activities            223,024      203,564

 Investing Activities:
   Cash construction expenditures                         (124,081)    (158,272)
   Contributions to decommissioning trusts                 (13,504)     (13,523)
   Other, net                                               (5,643)      (3,153)
      Net cash required for investing activities          (143,228)    (174,948)

 Financing Activities:
   Issuance of long-term debt                                  -         49,625
   Increase/(Decrease) in notes payable, net               101,500      (73,100)
   Retirement of long-term debt                            (25,710)          (9)
   Capital lease principal payments                        (23,249)     (21,978)
   Issuance of company-obligated mandatorily
     redeemable preferred securities                           -        121,063
   Redemption of preferred stock                           (20,000)      (6,049)
   Dividends paid on common stock                         (100,000)     (95,000)
   Contributions from parent corporation                       -         15,000
   Dividends paid on preferred stock                       (10,334)     (10,983)
      Net cash required by financing activities            (77,793)     (21,431)

 Net increase in cash and temporary
   cash investments from above activities                    2,003        7,185
 Cash and temporary cash investments, beginning of year        922        1,041
 Cash and temporary cash investments, end of period      $   2,925    $   8,226

 Supplemental Disclosure:
   Interest paid                                         $  78,674    $  78,411
   Income taxes paid                                     $  70,267    $  78,675
   New capital lease obligations incurred                $  30,321    $  11,377


 The accompanying notes are an integral part of the consolidated financial statements.

                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,274,292       $2,240,951
   Less, accumulated depreciation                            821,183          763,921
     Net utility plant in service                          1,453,109        1,477,030
   Construction work in progress                              94,834           83,353
   Other, net                                                 34,204           45,587
        Net utility plant                                  1,582,147        1,605,970

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 112,986           95,317
   Other, net                                                 11,245            9,899
        Total other property and investments                 124,231          105,216

 Current Assets:
   Cash and temporary cash investments                         4,818            1,810
   Special deposits                                            1,188            1,256
   Accounts receivable:
     Customers, net                                           63,304           60,739
     Other                                                    21,496           22,151
   Unbilled revenues                                          23,947           31,509
   Materials and supplies, at average cost or less:
     Construction and maintenance                             41,523           39,337
     Fuel                                                      6,177            9,817
   Deferred income taxes                                       9,569            7,868
   Prepayments                                                22,138            6,549
        Total current assets                                 194,160          181,036

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                 148,623          149,004
     Income taxes recoverable through future rates           146,277          178,513
     Other                                                   129,392          112,458
        Total regulatory assets                              424,292          439,975
   Deferred income taxes                                     101,354           91,356
   Other                                                      13,876           13,612
        Total deferred debits and other assets               539,522          544,943






        Total Assets                                      $2,440,060       $2,437,165



 The accompanying notes are an integral part of the consolidated financial statements.

                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   66,273       $   66,273
   Capital surplus                                           370,200          370,200
   Retained earnings                                         252,952          248,434
     Total common stockholder's equity                       689,425          684,907
   Cumulative preferred stock                                 23,598           23,598
   Company-obligated mandatorily
     redeemable preferred securities                         100,000          100,000
   Long-term debt                                            563,251          603,268
        Total capitalization                               1,376,274        1,411,773



 Current Liabilities:
   Securities due within one year                             40,020           15,019
   Notes payable                                              52,077           22,390
   Obligations under capital leases                           33,060           43,600
   Accounts payable:
     Affiliates                                               18,740           10,559
     Other                                                    79,371           91,538
   Taxes accrued                                              15,575           19,615
   Deferred energy credits                                     7,575            1,417
   Interest accrued                                           12,718           19,359
   Other                                                      49,004           40,635
        Total current liabilities                            308,140          264,132



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     372,304          380,135
   Unamortized investment tax credits                         31,825           33,387
   Three Mile Island Unit 2 future costs                     212,403          206,489
   Nuclear fuel disposal fee                                  28,446           27,360
   Regulatory liabilities                                     25,213           26,461
   Other                                                      85,455           87,428
        Total deferred credits and other liabilities         755,646          761,260


 Commitments and Contingencies (Note 1)



        Total Liabilities and Capital                     $2,440,060       $2,437,165



 The accompanying notes are an integral part of the consolidated financial statements.

                     METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                             In Thousands
                                                 Three Months           Nine Months
                                             Ended September 30,    Ended September 30,
                                                1996       1995        1996       1995

 Operating Revenues                          $ 243,077  $ 241,664   $ 687,823  $ 637,755

 Operating Expenses:
   Fuel                                         23,645     24,826      71,612     67,619
   Power purchased and interchanged:
     Affiliates                                  4,270      8,930      16,018     22,830
     Others                                     50,422     43,732     152,696    125,209
   Deferral of energy costs, net                 8,038      8,102       6,053      9,834
   Other operation and maintenance              81,871     63,313     188,009    171,154
   Depreciation and amortization                24,522     30,536      72,825     74,967
   Taxes, other than income taxes               19,617     14,352      47,649     41,082
      Total operating expenses                 212,385    193,791     554,862    512,695

 Operating Income Before Income Taxes           30,692     47,873     132,961    125,060
   Income taxes                                  7,117     12,752      39,865     30,449
 Operating Income                               23,575     35,121      93,096     94,611

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                  314        297         401      1,156
   Other income/(expense), net                    (105)   134,038          69    129,926
   Income taxes                                     42    (56,950)        123    (55,321)
      Total other income and deductions            251     77,385         593     75,761

 Income Before Interest Charges and
   Dividends on Preferred Securities            23,826    112,506      93,689    170,372

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   11,182     11,841      34,119     34,375
   Other interest                                2,101      1,291       4,132      3,864
   Allowance for borrowed funds used
     during construction                           (89)      (267)       (537)    (1,009)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,250      2,250       6,750      6,750
      Total interest charges and dividends
        on preferred securities                 15,444     15,115      44,464     43,980

 Net Income                                      8,382     97,391      49,225    126,392
   Preferred stock dividends                       236        236         708        708
 Earnings Available for Common Stock         $   8,146  $  97,155   $  48,517  $ 125,684






 The accompanying notes are an integral part of the consolidated financial statements.

                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                               Nine Months
                                                           Ended September 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $  49,225    $ 126,392
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          77,173       64,014
     Amortization of property under capital leases          11,785        9,950
     Three Mile Island Unit 2 costs                            -       (118,209)
     Voluntary enhanced retirement programs                 26,204          -
     Nuclear outage maintenance costs, net                   4,618       (3,003)
     Deferred income taxes and investment tax
       credits, net                                          8,487       58,774
     Deferred energy costs, net                              6,157        9,834
     Allowance for other funds used
       during construction                                    (401)      (1,156)
   Changes in working capital:
     Receivables                                             5,652      (14,030)
     Materials and supplies                                  1,454        8,034
     Special deposits and prepayments                      (15,521)      (2,654)
     Payables and accrued liabilities                      (27,692)     (14,032)
   Nonutility generation contract buyout costs             (25,450)      (1,650)
   Other, net                                              (10,641)     (20,451)
      Net cash provided by operating activities            111,050      101,813

 Investing Activities:
   Cash construction expenditures                          (52,089)     (85,958)
   Contributions to decommissioning trusts                 (12,685)      (7,504)
   Other, net                                                 (973)          12
      Net cash required for investing activities           (65,747)     (93,450)

 Financing Activities:
   Issuance of long-term debt                                  -         87,911
   Increase in notes payable, net                           29,687        1,100
   Capital lease principal payments                        (11,255)     (11,262)
   Contributions from parent corporation                       -         10,000
   Retirement of long term debt                            (15,019)     (40,519)
   Dividends paid on common stock                          (45,000)     (60,000)
   Dividends paid on preferred stock                          (708)        (708)
      Net cash required by financing activities            (42,295)     (13,478)

 Net increase/(decrease) in cash and temporary
   cash investments from above activities                    3,008       (5,115)
 Cash and temporary cash investments, beginning of year      1,810        9,246
 Cash and temporary cash investments, end of period      $   4,818    $   4,131

 Supplemental Disclosure:
   Interest paid                                         $  50,840    $  50,393
   Income taxes paid                                     $  36,954    $  52,353
   New capital lease obligations incurred                $     725    $  20,903

 The accompanying notes are an integral part of the consolidated financial statements.

                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,726,660       $2,667,842
   Less, accumulated depreciation                          1,024,280          974,992
     Net utility plant in service                          1,702,380        1,692,850
   Construction work in progress                              76,803           72,233
   Other, net                                                 24,730           30,876
        Net utility plant                                  1,803,913        1,795,959

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                  48,177           42,440
   Other, net                                                  6,281            6,545
        Total other property and investments                  54,458           48,985

 Current Assets:
   Cash and temporary cash investments                         1,750            1,367
   Special deposits                                            2,884            2,718
   Accounts receivable:
     Customers, net                                           66,621           67,454
     Other                                                    18,703           29,033
   Unbilled revenues                                          26,958           30,851
   Materials and supplies, at average cost or less:
     Construction and maintenance                             50,521           53,237
     Fuel                                                     10,436           11,285
   Deferred energy costs                                      11,270            9,335
   Deferred income taxes                                       7,408            4,602
   Prepayments                                                33,230           10,328
        Total current assets                                 229,781          220,210

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  84,039           81,236
     Income taxes recoverable through future rates           210,574          214,284
     Other                                                    23,063           19,485
        Total regulatory assets                              317,676          315,005
   Deferred income taxes                                      68,512           78,754
   Other                                                      15,674           14,657
        Total deferred debits and other assets               401,862          408,416






        Total Assets                                      $2,490,014       $2,473,570


 The accompanying notes are an integral part of the consolidated financial statements.

                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  105,812       $  105,812
   Capital surplus                                           285,486          285,486
   Retained earnings                                         352,146          327,814
     Total common stockholder's equity                       743,444          719,112
   Cumulative preferred stock                                 36,777           36,777
   Company-obligated mandatorily
     redeemable preferred securities                         105,000          105,000
   Long-term debt                                            616,462          642,487
        Total capitalization                               1,501,683        1,503,376



 Current Liabilities:
   Securities due within one year                             76,010           75,009
   Notes payable                                              70,635           27,100
   Obligations under capital leases                           17,452           22,751
   Accounts payable:
     Affiliates                                                8,682           13,806
     Other                                                    51,319           66,687
   Taxes accrued                                              13,407           16,019
   Interest accrued                                           11,632           19,567
   Vacations accrued                                           6,276            9,976
   Other                                                      31,339           19,448
        Total current liabilities                            286,752          270,363



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     454,428          462,354
   Unamortized investment tax credits                         43,052           45,114
   Three Mile Island Unit 2 future costs                     106,251          103,271
   Nuclear fuel disposal fee                                  14,223           13,680
   Regulatory liabilities                                     32,337           33,941
   Other                                                      51,288           41,471
        Total deferred credits and other liabilities         701,579          699,831


 Commitments and Contingencies (Note 1)




        Total Liabilities and Capital                     $2,490,014       $2,473,570


 The accompanying notes are an integral part of the consolidated financial statements.

                    PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)
                                                             In Thousands
                                                 Three Months           Nine Months
                                             Ended September 30,    Ended September 30,
                                                1996       1995        1996       1995

 Operating Revenues                          $ 256,143  $ 249,234   $ 772,260  $ 741,097

 Operating Expenses:
   Fuel                                         45,117     43,806     131,693    131,093
   Power purchased and interchanged:
     Affiliates                                    166        973       2,245      5,243
     Others                                     50,900     54,648     157,259    135,690
   Deferral of energy costs, net                 1,082     (3,341)     (1,830)    10,557
   Other operation and maintenance              96,989     73,717     222,804    192,642
   Depreciation and amortization                23,265     22,242      69,231     61,735
   Taxes, other than income taxes               18,107     18,582      49,498     50,452
      Total operating expenses                 235,626    210,627     630,900    587,412

 Operating Income Before Income Taxes           20,517     38,607     141,360    153,685
   Income taxes                                  1,287      7,696      37,962     39,446
 Operating Income                               19,230     30,911     103,398    114,239

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                 (299)       507         116      1,548
   Other income/(expense), net                      67     58,888        (735)    55,259
   Income taxes                                     14    (24,594)         76    (23,235)
      Total other income and deductions           (218)    34,801        (543)    33,572

 Income Before Interest Charges and
   Dividends on Preferred Securities            19,012     65,712     102,855    147,811

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   12,322     12,378      37,276     36,363
   Other interest                                2,179      1,647       5,448      5,608
   Allowance for borrowed funds used
     during construction                          (651)      (625)     (1,749)    (1,908)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,297      2,297       6,891      6,891
      Total interest charges and dividends
        on preferred securities                 16,147     15,697      47,866     46,954

 Net Income                                      2,865     50,015      54,989    100,857
   Preferred stock dividends                       386        386       1,158      1,158
 Earnings Available for Common Stock         $   2,479  $  49,629   $  53,831  $  99,699






 The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                              Nine Months
                                                           Ended September 30,
                                                            1996         1995
 Operating Activities:
   Net income                                            $  54,989    $ 100,857
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          66,236       56,519
     Amortization of property under capital leases           6,197        5,695
     Three Mile Island Unit 2 costs                            -        (51,796)
     Voluntary enhanced retirement programs                 33,626          -
     Nuclear outage maintenance costs, net                   2,301       (1,407)
     Deferred income taxes and investment tax
       credits, net                                         (1,453)      19,771
     Deferred energy costs, net                             (1,934)      10,868
     Allowance for other funds used
       during construction                                    (116)      (1,548)
   Changes in working capital:
     Receivables                                            15,056       14,802
     Materials and supplies                                  3,565        3,789
     Special deposits and prepayments                      (23,068)      (7,859)
     Payables and accrued liabilities                      (46,698)       1,652
   Other, net                                               (1,106)       3,275
      Net cash provided by operating activities            107,595      154,618

 Investing Activities:
   Cash construction expenditures                          (84,119)     (98,089)
   Contributions to decommissioning trusts                  (3,947)      (3,947)
   Other, net                                                 (581)         -
      Net cash required for investing activities           (88,647)    (102,036)

 Financing Activities:
   Issuance of long-term debt                                  -         59,670
   Increase/(Decrease) in notes payable, net                43,535      (61,453)
   Capital lease principal payments                         (5,933)      (6,194)
   Contributions from parent corporation                       -          5,000
   Retirement of long-term debt                            (25,009)          (9)
   Dividends paid on common stock                          (30,000)     (45,000)
   Dividends paid on preferred stock                        (1,158)      (1,158)
      Net cash required by financing activities            (18,565)     (49,144)

 Net increase in cash and temporary
   cash investments from above activities                      383        3,438
 Cash and temporary cash investments, beginning of year      1,367        1,191
 Cash and temporary cash investments, end of period      $   1,750    $   4,629

 Supplemental Disclosure:
   Interest paid                                         $  55,499    $  50,846
   Income taxes paid                                     $  42,863    $  40,701
   New capital lease obligations incurred                $     369    $  10,451


 The accompanying notes are an integral part of the consolidated financial statements.

 GPU, INC. AND SUBSIDIARY COMPANIES


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GPU, Inc. (GPU or the Company) (formerly General Public Utilities Corporation), a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. The Company does not directly operate any utility properties, but owns all the outstanding common stock of three electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The business of these subsidiaries (known collectively as the GPU Energy companies) consists predominantly of the generation, transmission, distribution and sale of electricity. The Company also owns all of the common stock of GPU International, Inc. (formerly Energy Initiatives, Inc.), GPU Power, Inc. (formerly EI Power, Inc.) and GPU Electric, Inc. (formerly EI Energy, Inc.), (collectively, the GPU International Group) which develop, own and operate generation, transmission and distribution facilities and supply businesses in the United States and in foreign countries. GPU Service, Inc.
 (GPUS), a service company; GPU Nuclear, Inc. (GPUN), which operates and maintains the nuclear units of the GPU Energy companies; and GPU Generation, Inc. (Genco), which operates and maintains the GPU Energy companies' fossil-fueled and hydroelectric units, are also wholly-owned subsidiaries of the Company. All of these companies considered together with their subsidiaries are referred to as the "GPU Companies."

     These notes should be read in conjunction with the notes to consolidated financial statements included in the 1995 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1995 Annual Report on Form 10-K.


 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     The GPU Energy companies have made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At September 30, 1996 and December 31, 1995, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                    Net Investment (Millions)
                                    TMI-1     Oyster Creek
           September 30, 1996

           JCP&L                    $156          $775
           Met-Ed                    301            -
           Penelec                   148            -
             Total                  $605          $775

                                    Net Investment (Millions)
                                    TMI-1     Oyster Creek
           December 31, 1995

           JCP&L                    $166          $785
           Met-Ed                    318            -
           Penelec                   156            -
             Total                  $640          $785

     The GPU Energy companies' net investment in TMI-2 at September 30, 1996 was $92 million (of which JCP&L's, Met-Ed's and Penelec's shares were $82 million, $2 million and $8 million, respectively). The GPU Energy companies' net investment in TMI-2 at December 31, 1995 was $95 million (of which JCP&L's, Met-Ed's and Penelec's shares were $85 million, $2 million and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for their remaining investments in TMI-2 from their wholesale customers.

     Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU Energy companies may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of any such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. A cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Company and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (of which JCP&L's, Met-Ed's and Penelec's shares are $7.5 million, $5 million and $2.5 million, respectively).

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

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. The U.S. Supreme Court has denied petitions filed by the Company and the GPU Energy companies to review the Court of Appeals' rulings.

     In June 1996, the District Court granted a motion for summary judgment filed by the Company and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit. There can be no assurance as to the outcome of this litigation.

     Based on the above, the Company and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE).

     In 1990, the GPU Energy companies submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. The NRC funding targets (in 1996 dollars) are as follows:

                                                  (Millions)
                                                               Oyster
                                         TMI-1      TMI-2      Creek

 JCP&L                                    $ 42       $ 67       $221
 Met-Ed                                     86        136         -
 Penelec                                    42         67         -
      Total                               $170       $270       $221

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

                                                  (Millions)
                                                               Oyster
 GPU Energy Companies                    TMI-1      TMI-2      Creek

 Radiological decommissioning            $306       $372       $360
 Nonradiological cost of removal           76         36 *       34
      Total                              $382       $408       $394

 * Net of $5 million spent as of September 30, 1996.

                                                  (Millions)
                                                               Oyster
 JCP&L                                   TMI-1      TMI-2      Creek

 Radiological decommissioning            $ 77       $ 93       $360
 Nonradiological cost of removal           19          9 *       34
      Total                              $ 96       $102       $394

 * Net of $1 million spent as of September 30, 1996.

                                             (Millions)
 Met-Ed                                  TMI-1      TMI-2

 Radiological decommissioning            $152       $186
 Nonradiological cost of removal           38         18 *
      Total                              $190       $204

 * Net of $3 million spent as of September 30, 1996.

                                             (Millions)
 Penelec                                 TMI-1      TMI-2

 Radiological decommissioning            $77        $ 93
 Nonradiological cost of removal          19           9 *
      Total                              $96        $102

 * Net of $1 million spent as of September 30, 1996.

     The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the quarterly escalation of various cost elements (including, but not limited to, general inflation),
 (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     The GPU Energy companies charge to expense and accrue retirement costs based on amounts being collected from customers and contribute these amounts to external trust funds. In addition, JCP&L has contributed amounts it wrote off for TMI-2 nuclear plant decommissioning in 1990, and Met-Ed and Penelec have contributed amounts they wrote off for TMI-2 nuclear plant decommissioning in 1991, to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheets. Currently, the GPU Energy companies are collecting retirement costs which are less than the estimates in the 1995 site-specific studies, and will not increase their accruals until increased collections are permitted in rates. (See TMI-1 and Oyster Creek and TMI-2 Future Costs for discussion of the Stipulation of Final Settlement for JCP&L.) Accounting for retirement costs may change based upon the Financial Accounting Standards Board (FASB) Exposure Draft discussed below.

      The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1996 dollars) since the plant is no longer operating (see TMI-2 Future Costs). The effective date of this accounting change could be as early as January 1, 1998.

     This Exposure Draft also applies to fossil-fueled and hydroelectric generating plants. For these assets, a liability will have to be recognized when a legal or constructive obligation exists to perform dismantlement or removal activities.

 TMI-1 and Oyster Creek:

     The New Jersey Board of Public Utilities (NJBPU) has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. A Stipulation of Final Settlement (Final Settlement), pending before the NJBPU, would allow for annual increases in JCP&L's future collection of retirement costs of $2.7 million and $9 million for TMI-1 and Oyster Creek, respectively, beginning in 1998. These annual increases are based on the 1995 site-specific study estimates. (See discussion of the NJBPU's Final Settlement in RATE MATTERS, Management's Discussion and Analysis.) The Pennsylvania Public Utility Commission (PaPUC) has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed.

     Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $88 million (of which JCP&L's, Met-Ed's and Penelec's shares are $26 million, $44 million and $18 million, respectively) for TMI-1 and $155 million for Oyster Creek at September 30, 1996. TMI-1 and Oyster Creek retirement costs are charged to depreciation expense over the expected service life of each nuclear plant, and amounted to $11 million (of which JCP&L's, Met-Ed's and Penelec's shares are $2 million, $6 million and $3 million, respectively) and $10 million, respectively, for the nine months ended September 30, 1996.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

     The estimated liabilities for TMI-2 Future Costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheets) as of September 30, 1996 and December 31, 1995 are as follows:

                                                  (Millions)
                                      Total    JCP&L      Met-Ed     Penelec
 September 30, 1996

 Radiological Decommissioning         $372     $ 93        $186        $ 93
 Nonradiological Cost of Removal        36*       9          18           9
 Incremental Monitored Storage          17        4           9           4
     Total                            $425     $106        $213        $106

 * Net of $5 million (of which JCP&L's, Met-Ed's and Penelec's shares were $1 million, $3 million and $1 million, respectively) spent as of September 30, 1996.

                                                  (Millions)
                                      Total    JCP&L      Met-Ed     Penelec
 December 31, 1995

 Radiological Decommissioning         $358      $90        $179         $89
 Nonradiological Cost of Removal        37*       9          19           9
 Incremental Monitored Storage          18        4           9           5
     Total                            $413     $103        $207        $103

 * Net of $3 million spent (of which JCP&L's, Met-Ed's and Penelec's shares were $.75 million, $1.5 million and $.75 million, respectively) as of December 31, 1995.

     Offsetting the $425 million liability at September 30, 1996 is $274 million (of which JCP&L's, Met-Ed's and Penelec's shares are $51 million, $147 million and $76 million, respectively) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet, and $159 million (of which JCP&L's, Met-Ed's and Penelec's shares are $65 million, $66 million and $28 million, respectively) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet. Earnings on trust fund deposits are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense for the nine months ended September 30, 1996 amounted to $10 million (of which JCP&L's, Met-Ed's and Penelec's shares are $2 million, $7 million and $1 million, respectively).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery. The Final Settlement pending before the NJBPU would adjust JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998.

     At September 30, 1996 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $66 million (of which JCP&L's, Met-Ed's and Penelec's shares are $16 million, $34 million and $16 million, respectively), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1996 dollars) of $306 million and $372 million, respectively (of which JCP&L's, Met-Ed's and Penelec's shares are $77 million and $93 million, $152 million and $186 million, and $77 million and $93 million, respectively).

     In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $66 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage in 1993, the GPU Energy companies are incurring incremental storage costs of approximately $1 million (of which JCP&L's, Met-Ed's and Penelec's shares are $.25 million, $.5 million and $.25 million, respectively) annually. The GPU Energy companies estimate that the remaining storage costs will total $17 million through 2014, the expected retirement date of TMI-1. JCP&L's rates reflect its share of these costs.


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

     The Price-Anderson Act limits the GPU Companies' liability to third parties for a nuclear incident at one of their sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Energy companies are also subject to retrospective premium assessments of up to $68 million (of which JCP&L's, Met-Ed's and Penelec's shares are $41 million, $18 million and $9 million, respectively) in any one year under insurance policies applicable to nuclear operations and facilities.

     The GPU Energy companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $1.8 million for Oyster Creek and $2.6 million for TMI-1 per week for the first year, decreasing to 80% of such amounts for years two and three.

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

     Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity for periods of up to 25 years each for JCP&L and Penelec, and 26 years for Met-Ed. The majority of these agreements contain certain contract limitations and subject the NUGs to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of September 30, 1996, facilities covered by these agreements having 1,624 MW (of which JCP&L's, Met-Ed's and Penelec's shares are 892 MW, 335 MW and 397 MW, respectively) of capacity were in service. Actual payments to NUGs from 1993 through 1995, and estimated payments from 1996 through 2000, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are as follows:

                          Payments Under NUG Agreements
                                   (Millions)

                               Total       JCP&L       Met-Ed      Penelec

       1993                    $  491      $  292      $   95      $  104
       1994                       528         304         101         123
       1995                       670         381         131         158
     * 1996                       701         362         157         182
     * 1997                       697         373         140         184
     * 1998                       714         377         145         192
     * 1999                       728         384         143         201
     * 2000                       751         395         145         211

 * Estimates (1996 amounts consist of actual payments through August). The 1996 amounts are reflected in the rates currently being charged by the GPU Energy companies.

     From 1996 through 2000, JCP&L is forecast to purchase between 5,500 GWH and 5,800 GWH of electric generation per year at contract prices which are estimated to escalate approximately 0.7% annually on a unit cost (cents/KWH) basis during this period. From 2001 through 2008, JCP&L is forecast to purchase between 5,700 GWH and 5,800 GWH of electric generation per year at an average annual cost of $467 million. The contract prices during this period are estimated to escalate approximately 4.0% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately
 1,900 GWH in 2014. The contract unit cost is estimated to escalate approximately 1.7% annually from 2009 through 2014, with a total average annual cost of $267 million during this period. All of JCP&L's contracts will expire at the end of 2015. During this entire period, the NUG fuel mix averages approximately 95% natural gas.

     From 1996 through 2000, Met-Ed is forecast to purchase between 1,900 GWH and 2,100 GWH of electric generation per year at contract prices which are estimated to escalate approximately 0.7% annually on a unit cost basis during this period. From 2001 through 2008, Met-Ed is forecast to purchase between 1,500 GWH and 1,900 GWH of electric generation per year at an average annual cost of $149 million. The contract prices during this period are estimated to escalate approximately 3.6% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,300 GWH and 1,500 GWH of electric generation per year at an average annual cost of $141 million.
 During this period, the contract prices are estimated to escalate approximately 1.2% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2015. During this entire period, the NUG fuel mix averages approximately 60%-75% coal/waste coal.

     From 1996 through 2000, Penelec is forecast to purchase approximately 2,900 GWH of electric generation per year at contract prices which are estimated to escalate approximately 3.8% annually on a unit cost basis during this period. From 2001 through 2008, Penelec is forecast to purchase between 2,800 GWH and 2,900 GWH of electric generation per year at an average annual cost of $221 million. The contract prices during this period are estimated to escalate approximately 2.2% annually on a unit cost basis. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 1,500 GWH in 2017. The contract unit cost is estimated to escalate approximately 3.5% annually from 2009 through 2017, with a total average annual cost of $194 million during this period. After 2017, Penelec's remaining contracts expire rapidly through 2019. During this entire period, the NUG fuel mix averages approximately 95% coal/waste coal.

     The estimates in the above table and related disclosures do not include amounts under purchase power agreements totaling 457 MW being negotiated by Penelec and Met-Ed with the AES Power Company (AES). AES has acquired the interests of the developers of the proposed York County, Blue Mountain and Altoona facilities. Met-Ed and Penelec have agreed to pay restructuring costs and conduct negotiations with AES for new, competitively priced power purchase agreements. If these negotiations are unsuccessful, Met-Ed has agreed to pay AES an additional $5 million for the proposed York County facility and $23 million for the proposed Blue Mountain facility, and Penelec has agreed to pay AES up to $8.3 million for the proposed 80 MW Altoona facility. In addition, the estimates do not include amounts payable under a power purchase agreement between Penelec and the developers of a proposed 80 MW coal-fired cogeneration facility in Erie, Pennsylvania, the terms of which are the subject of negotiations.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The cost of near- to intermediate-term (i.e., one to four years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The GPU Energy companies currently estimate that for 1998, when substantially all of these NUG projects are scheduled to be in service, above market payments (excluding those to the AES and Erie projects discussed above) benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility, will range from $175 million to $260 million (of which JCP&L's, Met-Ed's and Penelec's shares are $85 million to $130 million, $40 million to $60 million, and $50 million to $70 million, respectively). The amount of these estimated above-market payments may increase or decrease substantially based upon, among other things, payment escalations in the contract terms, changes in fuel prices and changes in the capital and operating cost of new generating equipment.

     The GPU Energy companies are seeking to reduce the above market costs of these NUG agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses (see Managing Nonutility Generation, in Management's Discussion and Analysis) and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU Companies for substantial damages. There can, however, be no assurance as to the extent these efforts will be successful in whole or in part.

     The GPU Energy companies have been granted recovery of their NUG costs (including certain buyout costs) from customers by the PaPUC and NJBPU and expect to continue to pursue such recovery. There can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See OTHER COMMITMENTS AND CONTINGENCIES for discussion of the NJBPU generic proceeding addressing the recovery of NUG capacity costs.)

     The discussion of "Nonutility Generation Agreements" on pages 27 through 29 contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

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

     The GPU Energy companies' operations can cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for their regulated services.

 Regardless of the reason, should the GPU Energy companies' operations cease to meet those criteria, they should discontinue application of FAS 71 and report that discontinuation by eliminating from their Balance Sheets the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71, but which would not have been recognized as assets and liabilities by enterprises in general.

     In accordance with the provisions of FAS 71, the GPU Energy companies have deferred certain costs pursuant to actions of the NJBPU, PaPUC and Federal Energy Regulatory Commission (FERC) and are recovering, or expect to recover, such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheets, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets. Regulatory assets and liabilities, as of September 30, 1996 and December 31, 1995, were as follows:


 GPU and Subsidiary Companies                        Assets (In Thousands)
                                                 September 30,  December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  485,931     $  527,584
 TMI-2 deferred costs                                365,949        368,712
 NUG contract termination costs                      223,325         84,132
 Unamortized property losses                         101,425        105,729
 Other postretirement benefits                        73,175         58,362
 Manufactured gas plant remediation                   53,156         29,608
 N.J. unit tax                                        47,327         51,518
 Unamortized loss on reacquired debt                  46,568         50,198
 Load and demand-side management programs             43,113         48,071
 DOE enrichment facility decommissioning              36,126         38,519
 Nuclear fuel disposal fee                            23,482         21,946
 N.J. low-level radwaste disposal                     17,688         21,778
 Storm damage                                         20,423         18,294
 Other                                                10,787         15,257
      Total                                       $1,548,475     $1,439,708


                                                  Liabilities (In Thousands)
                                                  September 30,  December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $    89,899    $   94,931
 Other                                                  2,357         3,068
      Total                                       $    92,256    $   97,999

 JCP&L                                              Assets (In Thousands)
                                                 September 30,  December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  129,080     $  134,787
 TMI-2 deferred costs                                133,287        138,472
 NUG contract termination costs                      139,000         17,482
 Unamortized property losses                          95,821        100,176
 Other postretirement benefits                        41,157         32,390
 Manufactured gas plant remediation                   53,156         29,608
 N.J. unit tax                                        47,327         51,518
 Unamortized loss on reacquired debt                  32,165         34,285
 Load and demand side management programs             43,113         48,071
 DOE enrichment facility decommissioning              22,998         24,503
 Nuclear fuel disposal fee                            25,107         23,165
 N.J. low-level radwaste disposal                     17,688         21,778
 Storm damage                                         20,423         18,294
 Other                                                 6,185         10,199
      Total                                       $  806,507     $  684,728


                                                  Liabilities (In Thousands)
                                                  September 30,  December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $   33,880     $   36,343
 Other                                                   826          1,254
      Total                                       $   34,706     $   37,597


 Met-Ed                                             Assets (In Thousands)
                                                 September 30,  December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  146,277     $  178,513
 TMI-2 deferred costs                                148,623        149,004
 NUG contract termination costs                       79,325         66,650
 Unamortized property losses                           3,192          3,273
 Other postretirement benefits                        32,018         25,972
 Unamortized loss on reacquired debt                   6,403          6,945
 DOE enrichment facility decommissioning               8,752          9,344
 Nuclear fuel disposal fee                            (1,216)        (1,025)
 Other                                                   918          1,299
      Total                                       $  424,292     $  439,975


                                                  Liabilities (In Thousands)
                                                  September 30,  December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $   23,657     $   24,765
 Other                                                 1,556          1,696
      Total                                       $   25,213     $   26,461

 Penelec                                            Assets (In Thousands)
                                                 September 30,  December 31,
                                                     1996          1995
 Income taxes recoverable through
   future rates                                   $  210,574     $  214,284
 TMI-2 deferred costs                                 84,039         81,236
 NUG contract termination costs                        5,000           -
 Unamortized property losses                           2,412          2,280
 Unamortized loss on reacquired debt                   8,000          8,968
 DOE enrichment facility decommissioning               4,376          4,672
 Nuclear fuel disposal fee                              (409)          (194)
 Other                                                 3,684          3,759
      Total                                       $  317,676     $  315,005


                                                  Liabilities (In Thousands)
                                                  September 30,  December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $   32,362     $   33,823
 Other                                                   (25)           118
      Total                                       $   32,337     $   33,941


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the GPU Energy companies' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1996 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 NUG contract termination costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation, in Management's Discussion and Analysis).

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

     The GPU Energy companies continue to be subject to cost-based ratemaking regulation. However, in the event that either all or a portion of their operations are no longer subject to these provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off and charged to expense. In addition, any above market costs of purchased power commitments would have to be expensed (see Nonutility Generation Agreements), and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. Under Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets," described below, the GPU Companies would be required to recognize impairment losses for long-lived assets (including uneconomical generation plant), identifiable intangibles and capital leases if the carrying amounts of those assets are greater than estimated cash flows expected to be generated from the use and eventual disposition of the assets. The experience gained from the deregulation of the telecommunications industry indicates that substantial write-offs may result with the discontinuation of FAS 71. At this time, the Company is unable to determine when and to what extent FAS 71 will no longer be applicable.

     In 1995, the FASB issued FAS 121, which requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a writedown. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

     The implementation of FAS 121 by the GPU Companies in 1995 did not have an impact on results of operations because management believes the carrying amounts of all assets are probable of recovery from customers. However, as the GPU Energy companies enter a more competitive environment, some assets could be subject to impairment, thereby necessitating writedowns, which could have a material adverse effect on the GPU Companies' results of operations and financial condition.


                              ENVIRONMENTAL MATTERS

     As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the GPU Companies may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or cleanup waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the GPU Energy companies expect to spend up to $410 million (of which JCP&L's, Met-Ed's and Penelec's shares are $42 million, $163 million and $205 million, respectively) for air pollution control equipment by the year 2000, of which approximately $241 million (of which JCP&L's, Met-Ed's and Penelec's shares are $44 million, $95 million and $102 million, respectively) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $60 million (of which Met-Ed's and Penelec's shares are $14 million and $46 million, respectively) (included in the Clean Air Act total), beginning in 1997, to meet the seasonal reductions agreed upon by the OTC.
 The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred.

     The GPU Companies have been formally notified by the EPA and state environmental authorities that they are among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites. The GPU Companies have been named PRPs as follows (in some cases, more than one GPU Company is named for a given site):

                   JCP&L   MET-ED  PENELEC    GPUN     GPU

                     6       4        2         1       1

     In addition, the GPU Companies have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. The GPU Companies have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and
 (c) the extent of site contamination and the portion attributed to the GPU Companies.

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a Consent Order, which became effective April 21, 1995, and is negotiating with the PaDEP to determine a schedule for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. This remediation approach would allow the existing refuse piles to be mixed with the ash produced by the reboilered station, at an estimated cost of approximately $2.25 million. Negotiations with the PaDEP indicate that this approach would be acceptable, and as of September 30, 1996, Penelec has recorded an estimated environmental liability of $2.25 million on its Balance Sheet. If the station is not reboilered using such technology, remediation of the site is estimated to range from $12 million to $25 million. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec's plans to reboiler the station are contingent upon its ability to market the output through third party power sales agreements. Unsuccessful efforts to date to market the station's power have reduced the likelihood that the plant will be reboilered. Penelec is currently reviewing its available options. If the decision is not to reboiler the station using fluidized bed combustion technology, an additional liability of $9.75 million will be recorded.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 1996, JCP&L has spent approximately $22 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $50 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. JCP&L increased the estimated liability by $22 million in the third quarter of 1996 to reflect an extension of the period during which operation and maintenance expenditures relating to these sites are now considered most likely to be incurred. Moreover, the cost to clean up these sites could be materially in excess of $50 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In 1994, the NJBPU approved a mechanism similar to JCP&L's Levelized Energy Adjustment Clause (LEAC) for the recovery of future MGP remediation costs. However, the NJBPU has also directed that recovery of MGP remediation costs cease until such expenditures equaled the funds already collected from customers. At September 30, 1996, JCP&L had recorded on its Balance Sheet a regulatory asset of $53 million, which included approximately $50 million related to expected future costs discussed above and $3 million for remediation expenditures in excess of collections from customers (net of interest) (see Regulatory Assets and Liabilities). JCP&L is continuing to defer these remediation expenditures and accrue interest as previously authorized by the NJBPU, and is continuing to defer estimated future remediation costs. The Final Settlement pending before the NJBPU allows JCP&L to continue this accounting treatment and establishes an adjustment clause for the recovery of remediation costs in the future.

     JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery has begun in this case.


                       OTHER COMMITMENTS AND CONTINGENCIES

     In June and July 1996, management offered voluntary enhanced retirement programs to 745 bargaining and 399 non-bargaining employees. Of these employees, 493 bargaining and 347 non-bargaining accepted the retirement programs, resulting in an 8% reduction in GPU's total workforce and a third quarter pre-tax charge to earnings of $122.7 million (of which JCP&L's, Met-Ed's and Penelec's shares were $62.9 million, $26.2 million and $33.6 million, respectively). The charges for these programs are included in Other Operation and Maintenance on the Income Statement.

     The GPU Companies' construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $471 million (of which JCP&L's, Met-Ed's, Penelec's and GPUS' shares are $242 million, $88 million, $124 million and $17 million, respectively) during 1996. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

     The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1996 and 2004, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for the Homer City station also includes a provision for the payment of postretirement benefit costs. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $116 million (of which JCP&L's, Met-Ed's and Penelec's shares are $22 million, $18 million and $76 million, respectively) for 1996.

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

     In October 1996, JCP&L was named as a defendant in a breach of contract lawsuit against Freehold Cogeneration Associates (Freehold) brought by Nestle Beverage Company (Nestle) in the New Jersey Superior Court. The lawsuit relates to the April 1996 agreement under which JCP&L agreed to buy out the power purchase agreement for the proposed 110 MW Freehold cogeneration project. Nestle is seeking damages of at least $75 million for Freehold's alleged breach of its steam sales agreement with Nestle and approximately $412 million in damages against JCP&L for alleged unlawful interference with that agreement. Nestle has also requested punitive damages in an unspecified amount. JCP&L believes the claims against it are without merit.

     Freehold had previously filed a complaint against Nestle in Baltimore County Court seeking, among other things, a declaratory judgment that Freehold had validly terminated the steam sales agreement and had no liability to Nestle thereunder. Nestle has filed a motion to dismiss that complaint.
 There can be no assurance of the outcome of these proceedings.

     Genco has constructed a 141 MW gas-fired combustion turbine at JCP&L's Gilbert generating station. This estimated $50 million project, of which $48 million has been spent, was placed in service in July 1996. In 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing NUGs appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. In October 1996, the Appellate Division dismissed the appeal.

     In 1993, the NJBPU instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from NUG projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate that by permitting utilities to recover such costs through the levelized energy adjustment clause (LEAC), an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the LEAC periods prior to March 1991 were considered closed but subsequent LEAC periods remain open for further investigation. JCP&L estimates that the potential refund liability for the LEAC periods from March 1991 through February 1996, the end of the most recent LEAC period, is $55 million. The Final Settlement which is now pending before the NJBPU would resolve all remaining issues in this proceeding. (See RATE MATTERS in Management's Discussion and Analysis). There can be no assurance as to the outcome of this proceeding.

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

     As of September 30, 1996, approximately 53% of the GPU Companies' workforce was represented by unions for collective bargaining purposes. The JCP&L collective bargaining agreement, covering 44% of the GPU Energy companies' union employees, expired in October 1996. On November 6, 1996, union and management representatives reached agreement on a tentative work contract, which is subject to approval by the union membership.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. GPU International, Inc. has ownership interests, with an aggregate book value of approximately $33 million, in three NUG projects which have long-term purchase power agreements with NIMO. In August 1996, NIMO offered to buyout or restructure 44 of its NUG power purchase agreements, including those for the three GPU International, Inc. projects. GPU International, Inc., in conjunction with the other NUG developers, is discussing the proposal with NIMO. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated actions in federal court seeking to invalidate numerous NUG contracts, including those for the GPU International, Inc. projects. GPU International, Inc. has filed motions to dismiss the complaint and is vigorously defending these actions. There can be no assurance as to the outcome of these proceedings.

     At September 30, 1996, the GPU International Group had investments totaling approximately $700 million in facilities located in several foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPU INTERNATIONAL GROUP in Management's Discussion and Analysis).

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

 2.  ACQUISITION OF MIDLANDS ELECTRICITY PLC

     In May 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners plc (Avon), a wholly owned subsidiary of Avon Energy Partners Holdings (Holdings). Holdings is a 50/50 joint venture formed to acquire Midlands Electricity plc (Midlands), an English regional electric company (REC). Through a cash tender offer, Avon has acquired the outstanding shares of Midlands for approximately $2.6 billion. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric, Inc.

     EI UK and Cinergy have each invested approximately $500 million in Holdings. EI UK has borrowed approximately $500 million through a GPU guaranteed five-year bank term loan facility to fund its investment in Holdings. Holdings has borrowed approximately $1.6 billion through a non-recourse term loan and revolving credit facility to provide for the balance of the acquisition price.

     Midlands, one of 12 RECs in the United Kingdom, distributes and supplies electricity to 2.2 million customers in England in an area with a population of five million. Midlands also owns a generation business that produces electricity domestically and internationally and a gas supply company that provides natural gas to 8,000 customers in England.

     EI UK accounts for its 50% investment in Holdings using the equity method of accounting (see Note 3 - GPU INTERNATIONAL GROUP EQUITY INVESTMENTS). Accordingly, EI UK's investment is reported on GPU's consolidated Balance Sheets in GPU International Group investments, net, and its proportionate share of earnings from Holdings is reflected on the consolidated Income Statements in Other Income and Deductions. Avon beneficially owned approximately 28% and 100% of the outstanding common stock of Midlands at May 31, and September 30, respectively. As of September 30, 1996, Avon had purchased Midlands shares at a cost of approximately $2.6 billion. Accordingly, EI UK has recorded its proportionate share of Holdings' second and third quarter income, which is reflected in GPU's results of operations.

     The acquisition of Midlands by Avon is accounted for under the purchase method of accounting. The total acquisition cost will exceed the preliminary estimated value of net assets by approximately $1.7 billion. This excess amount is considered goodwill and is amortized to expense on a straight line basis over 40 years. The amount of goodwill will be revised by the end of 1996 when the final valuation of net assets is expected to be completed.


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

                                                              Ownership
 Investment                        Location of Operations     Percentage

 Brooklyn Energy, LP               Canada                        75%
 Avon Energy Partners
   Holdings (Midlands)             United Kingdom                50%
 Solaris Power                     Australia                     50%
 Prime Energy, LP                  United States                 50%
 Onondaga Cogen, LP                United States                 50%
 Pasco Cogen, Ltd.                 United States                 50%
 Lake Cogen, Ltd.                  United States                 42%
 FPB Cogeneration Partners, LP     United States                 30%
 Termobarranquilla S.A.            Colombia                      29%
 Polsky Energy Corporation         United States & Canada        25%
 Selkirk Cogeneration Partners, LP United States                 19%
 EnviroTech Investment Fund        United States                 10%
 Project Orange Associates, LP     United States                  4%
 Ada Cogeneration, LP *            United States                  1%
 OLS Power, LP                     United States                  1%

 * Sold on November 1, 1996

     Summarized financial information for the GPU International Group's equity investments, including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:

                                                       (In Thousands)
 Balance Sheet Data                              9/30/96           12/31/95

 Current Assets                               $   637,188        $   248,012
 Noncurrent Assets                              6,205,851          1,962,238
 Current Liabilities                           (1,013,494)          (220,796)
 Noncurrent Liabilities                        (4,502,301)        (1,693,669)
 Net Assets                                   $ 1,327,244        $   295,785

 GPU International Group's
   Equity in Net Assets                       $   656,001        $    25,341

                                                       (In Thousands)
                                                     Nine Months Ended
 Earnings Data                                   9/30/96            9/30/95

 Revenue                                      $ 1,270,796        $   293,979
 Operating Income                             $   181,168        $    69,118
 Net Income/(Loss)                            $    40,418        $      (845)

 GPU International Group's
   Equity in Net Income/(Loss)                $    15,252        $    (1,516)

     As of September 30, 1996, the amount of investments accounted for under the equity method included goodwill in the amount of approximately
 $1.7 billion, which is amortized to expense over periods not exceeding
 40 years.

     The GPU International Group also has a 50% ownership interest in Empresa Guaracachi, S.A., a Bolivian electric generating company, which was acquired in 1995 for approximately $47 million. Empresa Guaracachi is accounted for as a consolidated entity in GPU's financial statements.

     In addition, the GPU International Group has a 100% ownership interest in Mid-Georgia Cogen, L.P., a cogeneration facility under construction, which is currently accounted for as a consolidated entity in GPU's financial statements. Management intends to form a partnership during the construction period, at which time it will begin using the equity method to account for its investment.

                       GPU, Inc. and Subsidiary Companies
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     GPU, Inc. (GPU or the Company) (formerly General Public Utilities Corporation) owns all the outstanding common stock of three electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) (known collectively as the GPU Energy companies). The Company also owns all the common stock of GPU International, Inc. (formerly Energy Initiatives, Inc.), GPU Power, Inc. (formerly EI Power, Inc.) and GPU Electric, Inc. (formerly EI Energy, Inc.) (collectively the GPU International Group); GPU Service, Inc. (GPUS); GPU Nuclear, Inc. (GPUN); and GPU Generation, Inc. (Genco). All of these companies considered together with their subsidiaries are referred to as the "GPU Companies".

     The GPU International Group develops, owns and operates generation, transmission and distribution facilities and supply businesses in the United States and foreign countries. The GPU International Group has 50% ownership interests in distribution and supply businesses serving 2.2 million customers in England (see Note 2 to GPU's Consolidated Financial Statements), and 230,000 customers in Australia. The GPU International Group also has ownership interests in eleven operating combined-cycle cogeneration plants located in the United States totaling 932 MW of capacity and twelve operating generating facilities located in foreign countries totaling 2,514 MW of capacity.

     The following is management's discussion of significant factors that affected the interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the GPU Companies' combined 1995 Annual Report on Form 10-K.


                            GPU RESULTS OF OPERATIONS

     GPU's earnings for the third quarter ended September 30, 1996 were $35.8 million (unaudited), or $0.29 per share, compared to 1995 third quarter earnings of $234.3 million (unaudited), or $2.02 per share.

     Earnings for the three months ended September 30, 1996 would have been $110.3 million, or $0.91 per share, compared to earnings of $137.8 million, or $1.18 per share for the same period in 1995, if third quarter 1995 and 1996 nonrecurring items are excluded. This decrease in earnings was due primarily to lower weather-related sales this year compared to last year.

     The 1996 nonrecurring item consisted of a $74.5 million after-tax charge to income, or $0.62 per share, for costs related to voluntary enhanced retirement programs, which were accepted by 840 bargaining and non-bargaining employees, representing about 8% of GPU's total workforce.

     The 1995 nonrecurring items consisted of a reversal of $104.9 million after-tax of expense, or $0.91 per share, for certain future Three Mile Island Unit 2 (TMI-2) retirement costs written off by Met-Ed and Penelec in 1994. This reversal resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 Pennsylvania Public Utility Commission (PaPUC) order allowing Met-Ed to recover such costs from customers. Partially offsetting this increase was a charge to income of $8.4 million after-tax, or $0.07 per share, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     For the nine months ended September 30, 1996, earnings were $217.7 million (unaudited), or $1.80 per share, compared to earnings of $370.8 million (unaudited), or $3.20 per share, for the same period last year. The decrease in earnings for the nine months was due to the same nonrecurring items in 1996 and 1995 that affected the three month results. Excluding these nonrecurring items, earnings for the nine months ended September 30, 1996 would have been $292.2 million, or $2.42 per share, compared to earnings of $274.3 million, or $2.36 per share for the same period in 1995.

     Earnings for the nine months versus last year, excluding the nonrecurring items, increased due to higher new customer sales and lower reserve capacity expense. In addition, earnings benefitted from increased earnings by GPU International, which includes gains on the sales of securities. These were partially offset by higher depreciation expense due to plant additions and increased operation and maintenance expense due in part to greater storm and emergency activities.


 OPERATING REVENUES:

     Total revenues for the third quarter of 1996 decreased 3.4% to $1.06 billion, as compared to the third quarter of 1995. For the nine months ended September 30, 1996, revenues increased 4.2% to $2.99 billion, as compared to the same period last year. The components of the changes are as follows:

                                                    (In Millions)
                                          Three Months          Nine Months
                                              Ended                Ended
                                       September 30, 1996   September 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $(28.2)              $ 37.8
    Energy revenues                          (10.9)                61.4
    Other revenues                             2.1                 20.4
         Increase/(decrease) in revenues    $(37.0)              $119.6

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three month period was due primarily to lower weather-related sales to residential customers. The increase in KWH revenues for the nine month period was due primarily to increased new residential and commercial customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The decrease in energy revenues for the three month period was due primarily to lower sales to other utilities, partially offset by higher energy cost rates in effect. The increase in the nine month period was due primarily to higher energy cost rates in effect and increased residential and commercial customer sales, partially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes. However, increased transmission revenues contributed to the three and nine months earnings.


 OPERATING EXPENSES:

 Power purchased and interchanged (PP&I)

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the GPU Energy companies' energy adjustment clauses. However, lower reserve capacity expense, which is a component of PP&I, contributed to the nine month earnings increase.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the nine month period increased due to a $6.3 million pre-tax performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

 Other operation and maintenance (O&M)

     The increase in other O&M for the three and nine month periods was due primarily to a $122.7 million pre-tax charge related to the 1996 retirement programs. Partially offsetting these increases was a 1995 write-off of $14.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking. Greater storm and emergency activities in 1996 also contributed to the nine month increase.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the nine month period was due primarily to additions to plant in service and higher depreciation rates for Met-Ed and Penelec.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The decrease in other income for the three and nine month periods was due primarily to the 1995 reversal of $183.9 million pre-tax of expense for TMI-2 retirement costs previously written off by Met-Ed and Penelec. Increases in GPU International Group pre-tax income partially offset the three and nine month decreases. The nine month increase for the GPU International Group included pre-tax gains in 1996 of $10 million for the sales of investment securities.


 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     The increase in other interest for the three month period was due to higher short-term debt levels.

 Dividends on subsidiary-obligated mandatorily redeemable preferred securities

     The increase for the nine month period was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of monthly income preferred securities.


                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the third quarter ended September 30, 1996 were $24.4 million (unaudited), compared to 1995 third quarter earnings of $91.9 million (unaudited). The decrease in third quarter earnings was due in part to a $39.4 million (includes JCP&L's share of costs allocated from Genco, GPUN and GPUS) after-tax charge in 1996 for voluntary enhanced retirement programs, which were accepted by 341 bargaining and non-bargaining employees of JCP&L, or about 11.5% of its total workforce. Excluding this nonrecurring item, earnings for the third quarter of 1996 would have been $63.8 million. The earnings decrease on this basis was due to lower weather-related sales and increased other O&M expense this year compared to last year.

     For the nine months ended September 30, 1996, earnings were $112.5 million (unaudited), compared to $157.6 million (unaudited) for the same period last year. The same nonrecurring item affecting the quarterly results also affected the results for the nine month period. Excluding the third quarter 1996 charge for the retirement programs, earnings for the current nine month period would have been $151.9 million. On this basis, the earnings decrease was due primarily to increased other O&M expense this year compared to last year, partially offset by increased new customer sales and a performance award for the efficient operation of JCP&L's nuclear generating stations in 1996.


 OPERATING REVENUES:

     Total revenues for the third quarter of 1996 decreased 7.5% to $578.3 million, as compared to the third quarter of 1995. For the nine months ended September 30, 1996, revenues increased 2.4% to $1.6 billion, as compared to the same period last year. The components of the changes are as follows:

                                                    (In Millions)
                                          Three Months          Nine Months
                                              Ended                Ended
                                       September 30, 1996   September 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $(30.7)              $  2.9
    Energy revenues                          (12.9)                27.2
    Other revenues                            (3.6)                 6.7
         Increase/(decrease) in revenues    $(47.2)              $ 36.8

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three month period was due to lower weather-related sales to residential customers, partially offset by increased new residential and commercial customer sales. The increase in KWH revenues for the nine month period was due primarily to increased new residential and commercial customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The decrease in energy revenues for the three month period was due to lower sales to other utilities and to residential customers, partially offset by higher energy cost rates in effect. The increase in energy revenues for the nine month period was due primarily to higher energy cost rates in effect and increased residential and commercial customer sales, partially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through JCP&L's energy adjustment clause. However, lower reserve capacity expense resulting from reduced purchases from Pennsylvania Power & Light Company contributed to the three and nine months earnings. The reduction in reserve capacity expense for the three month period was offset by increased capacity purchases from Cleveland Electric Illuminating Company.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for the nine month period increased due to a $6.3 million pre-tax performance award for the efficient operation of JCP&L's nuclear generating stations.

 Other operation and maintenance

     The increase in other O&M expense for the three month period was due primarily to a $62.9 million pre-tax charge for the 1996 retirement programs and increased transmission charges from associated companies. The nine month period increase was due primarily to the 1996 retirement programs and greater storm and emergency activities.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month and nine month periods was due primarily to additions to plant in service.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The decrease in other income for the nine month period was due in part to the write-off of nonutility generation (NUG) buyout costs for the Crown/Vista project (see Rate Matters) deemed not recoverable through ratemaking.


 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Interest on long-term debt

     The decrease in interest on long-term debt for the three and nine month periods was due to lower levels of long-term debt.

 Other interest

     The increase in other interest for the three and nine month periods was due primarily to higher short-term debt levels.

 Dividends on company-obligated mandatorily redeemable preferred securities

     The increase for the nine month period was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of monthly income preferred securities.


                          MET-ED RESULTS OF OPERATIONS

     Met-Ed's earnings for the third quarter ended September 30, 1996 were $8.1 million (unaudited), compared to 1995 third quarter earnings of $97.2 million (unaudited). The decrease in earnings was due primarily to the effect of 1996 and 1995 nonrecurring items. Excluding these nonrecurring items, earnings for the third quarter would have been $23.5 million, compared to earnings of $30.1 million for the same period last year. This decrease in third quarter earnings was due primarily to lower weather-related sales, partially offset by increased new customer sales this year compared to last year.

     The 1996 nonrecurring item consisted of a charge to income of $15.4 million (includes Met-Ed's share of costs allocated from Genco, GPUN and GPUS) after-tax for voluntary enhanced retirement programs, which were accepted by 163 bargaining and non-bargaining employees of Met-Ed, or about 7.5% of its total workforce.

     The 1995 nonrecurring items consisted of a reversal of $72.8 million after-tax of expense, for certain future TMI-2 retirement costs written off in 1994. This reversal resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 PaPUC order allowing Met-Ed to recover such costs from customers. Partially offsetting this increase was a charge to income of $5.7 million after-tax for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     For the nine months ended September 30, 1996, Met-Ed's earnings were $48.5 million (unaudited), compared to earnings of $125.7 million (unaudited) for the same period last year. Excluding the 1996 and 1995 nonrecurring items mentioned above, earnings for the nine months ended September 30, 1996 would have been $63.9 million, compared to earnings of $58.6 million for the same period in 1995. This earnings increase was due primarily to higher new customer sales and lower reserve capacity expense.


 OPERATING REVENUES:

     Total revenues for the third quarter of 1996 increased .6% to $243.1 million, as compared to the third quarter of 1995. For the nine months ended September 30, 1996, revenues increased 7.9% to $687.8 million, as compared to the same period last year. The components of the changes are as follows:

                                                    (In Millions)
                                          Three Months          Nine Months
                                              Ended                Ended
                                       September 30, 1996   September 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $  3.8               $ 19.4
    Energy revenues                           (0.5)                26.8
    Other revenues                            (1.9)                 3.9
         Increase in revenues               $  1.4               $ 50.1

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher commercial and industrial customer usage and increased new residential and commercial customer sales, partially offset by lower weather-related sales to residential and commercial customers. The increase in KWH revenues for the nine month period was due to higher new residential and commercial customer sales and higher weather-related sales to residential customers as compared to the same period last year.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the nine month period was due primarily to higher energy cost rates in effect. Also contributing to this increase was higher sales to residential and commercial customers, partially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through Met-Ed's energy adjustment clause. However, lower reserve capacity expense contributed to the nine month earnings.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The increase in other O&M for the three and nine month periods was due to a $26.2 million pre-tax charge related to the 1996 retirement programs. Partially offsetting these increases was a 1995 write-off of $10 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 Depreciation and amortization

     The decrease in depreciation and amortization expense for the three and nine month periods was due to 1995 adjustments related to TMI-2 decommissioning. These adjustments more than offset 1996 increases in depreciation expense resulting from additions to plant in service and higher depreciation rates.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income for the three and nine month periods was due primarily to the 1995 reversal of $127.6 million pre-tax of expense for TMI-2 retirement costs previously written off.


                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the third quarter ended September 30, 1996 were $2.4 million (unaudited), compared to 1995 third quarter earnings of $49.6 million (unaudited). The decrease in earnings was due to the effect of 1996 and 1995 nonrecurring items. Excluding these nonrecurring items, earnings for the third quarter would have been $22.1 million, compared to earnings of $20.2 million for the same period last year.

     The 1996 nonrecurring item consisted of a charge to income of $19.7 million (includes Penelec's share of costs allocated from Genco, GPUN and GPUS) after-tax for voluntary enhanced retirement programs, which were accepted by 165 bargaining and non-bargaining employees of Penelec, or about 7.5% of its total workforce.

     The 1995 nonrecurring items consisted of a reversal of $32.1 million after-tax of expense, for certain future TMI-2 retirement costs written off in 1994. This reversal resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a 1993 PaPUC order allowing an affiliate (Met-Ed) to recover such costs from customers. Partially offsetting this increase was a charge to income of $2.7 million after-tax for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

     For the nine months ended September 30, 1996, Penelec's earnings were $53.8 million (unaudited), compared to earnings of $99.7 million (unaudited) for the same period last year. Excluding the 1996 and 1995 nonrecurring items mentioned above, earnings for the nine months ended September 30, 1996 would have been $73.5 million, compared to earnings of $70.3 million for the same period in 1995.

 OPERATING REVENUES:

     Total revenues for the third quarter of 1996 increased 2.8% to
 $256.1 million, as compared to the third quarter of 1995. Total revenues for the nine months ended September 30, 1996 increased 4.2% to $772.3 million compared with the same period in 1995. The components of the changes are as follows:
                                                    (In Millions)
                                          Three Months          Nine Months
                                              Ended                Ended
                                       September 30, 1996   September 30, 1996
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)            $ (5.3)              $ 13.0
    Energy revenues                            0.6                  8.8
    Other revenues                            11.6                  9.4
         Increase in revenues               $  6.9               $ 31.2

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three month period was due primarily to lower weather-related sales. The increase for the nine month period was due primarily to higher weather-related sales to residential customers and increased new commercial customer sales.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the nine month period was due primarily to higher energy cost rates in effect and increased sales to residential and commercial customers, partially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes. However, increased transmission revenues contributed to the three and nine months earnings.


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

 Other operation and maintenance

     The increase in other O&M for the three and nine month periods was due to a $33.6 million pre-tax charge related to the 1996 retirement programs. Partially offsetting these increases was a 1995 write-off of $4.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and nine month periods was due to additions to plant in service and higher depreciation rates.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income for the three and nine month periods was due primarily to the 1995 reversal of $56.3 million pre-tax of expense for TMI-2 retirement costs previously written off. Partially offsetting this decrease for the nine month period was a write-off in 1995 of $2.5 million of deferred postretirement benefit (OPEB) costs related to wholesale customers which were deemed not recoverable through ratemaking.


                             GPU INTERNATIONAL GROUP

     At September 30, 1996, GPU's aggregate investment in the GPU
 International Group was $209 million; GPU has also guaranteed an additional $813 million of GPU International Group obligations, including amounts for the acquisition of Midlands Electricity plc (Midlands), discussed below. GPU has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies (FUCO) and exempt wholesale generators (EWG) (both domestically and internationally) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings. GPU has requested SEC approval to increase this limit to 100% of GPU's average consolidated retained earnings. At September 30, 1996, GPU had remaining authorization to finance an additional $114 million of investments in FUCOs and EWGs.

     In May 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners plc (Avon), a wholly owned subsidiary of Avon Energy Partners Holdings, Inc. (Holdings). Holdings is a 50/50 joint venture formed to acquire Midlands, an English regional electric company (REC). Avon purchased through a cash tender offer of approximately $2.6 billion the outstanding shares of Midlands. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc., a wholly owned subsidiary of GPU Electric. For more information, see Notes 2 and 3 to GPU's Consolidated Financial Statements.

     In October 1996, GPU Power, through its wholly-owned subsidiary GPU Power Philippines, Inc., purchased the rights to acquire up to a 40% interest in Magellan Utilities Development Corporation (MUDC). MUDC plans to construct a 300 MW coal generating plant in the Philippines at a cost of approximately $350 million, of which GPU Power's equity contribution is expected to be approximately $40 million.

     The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in five generating facilities under construction totaling 2,866 MW of capacity, and in a 236 MW gas-fired project in Wisconsin for which a long-term power purchase agreement has been executed.




     The following sections of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are being presented for the GPU Companies on a combined basis.

                         LIQUIDITY AND CAPITAL RESOURCES

 Capital Needs

     The GPU Companies' capital needs for the nine months ended September 30, 1996 consisted of cash construction expenditures of $261 million (of which JCP&L's, Met-Ed's and Penelec's shares were $124 million, $52 million and $84 million, respectively). Construction expenditures for the year are forecasted to be $471 million (of which JCP&L's, Met-Ed's and Penelec's shares are $242 million, $88 million and $124 million, respectively). Expenditures for maturing obligations will total $131 million (of which JCP&L's, Met-Ed's and Penelec's shares are $36 million, $15 million and $75 million, respectively) in 1996. GPU and the GPU Energy companies estimate that a substantial portion of their anticipated capital needs in 1996 will be satisfied through internally generated funds.

 Financing

     The GPU Energy companies have regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through various periods into 1997. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $225 million, $190 million and $120 million, respectively, of which $100 million for each company may consist of preferred stock. The GPU Energy companies have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In October 1996, Penelec issued $20 million principal amount of 6.80% FMBs, and $20 million principal amount of 7.02% FMBs. The net proceeds from these issuances will be used by Penelec to reduce short-term debt and for other corporate purposes. On October 28, 1996, Penelec redeemed at maturity $30 million principal amount of 7.45% FMBs.

     The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt each company may issue. The GPU Energy companies' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.

     GPU has received SEC approval to issue and sell up to $300 million aggregate principal amount of unsecured debentures through December 31, 2001. The net proceeds from the sale of the debentures will be used by the Company to: 1) finance or refinance acquisitions and investments by the GPU International Group, 2) make cash capital contributions to the Company's subsidiaries, which in turn will apply such funds a) to repay outstanding indebtedness, b) to redeem outstanding senior securities in open market transactions, c) for construction purposes, d) for other corporate purposes, or e) to reimburse their treasuries for funds previously expended therefrom for such purposes, 3) reimburse the Company's treasury for funds previously expended therefrom for such purposes, 4) repay outstanding indebtedness of the Company, and 5) for other Company corporate purposes.

     GPU has also received SEC approval to issue up to 7 million shares of additional common stock through 1998. The net proceeds from the sale of the additional common stock will be used by the Company to repay a portion of indebtedness incurred by the GPU International Group to acquire Midlands (see
 Note 2 to GPU's Consolidated Financial Statements). The net proceeds may also be used for the same purposes as the proceeds from the sale of debentures described above.


                             COMPETITIVE ENVIRONMENT

     In April 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888 (the Order) adopting the rules proposed in its Notice of Proposed Rulemaking on open access nondiscriminatory transmission services by utilities. The Order provides open access to the interstate transmission network and thereby encourages a fully competitive wholesale electric power market. The Order requires electric utilities to, among other things: 1) file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; 2) accept service under these new tariffs for their own wholesale transactions; and 3) be permitted to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer purchases power from another supplier using the utility's transmission system.

     In addition, while the Order does not require "corporate unbundling," which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does call for "functional unbundling" of transmission and ancillary services.

     In July 1996, the GPU Energy companies filed pro forma tariffs offering both point-to-point and network service in accordance with Order 888. These tariffs became effective on July 9, 1996.

     In July 1996, the GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool, filed with the FERC a transmission tariff and agreements that would create by year-end 1996, a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region. The Mid-Atlantic energy agreements include: 1) the requirements and standards under which an independent system operator (ISO) will operate the energy market and transmission system; 2) a transmission owners agreement and tariff that provides pool-wide transmission service with ten zones, each reflecting an existing PJM company's transmission costs, and an average transmission rate for service across or out of the power pool; 3) establishment of a Mid-Atlantic spot energy market; and 4) requiring the ownership of, or contracting for, sufficient transmission and generation capacity, including the sharing of generating capacity reserves, to meet reliability requirements. The proposed PJM tariff and agreements, if accepted for filing by FERC, would be effective January 1, 1997, and would supersede the tariffs filed by the GPU Energy companies in July 1996, in accordance with Order 888. PECO Energy Company (PECO), which opposes the PJM companies' proposed restructuring plan, has filed its own plan with the FERC.

     A number of parties, including PECO, have intervened in this proceeding. Among other things, the interveners contend that the proposal would leave excessive control of the transmission system to the PJM member utilities and that the plan's ten zone transmission pricing is anticompetitive and preserves utility market power. This proceeding is pending before the FERC.

     A number of bills have been introduced in Congress proposing a comprehensive restructuring of the electric utility industry, including providing retail choice to all utility customers, and repeal (under certain circumstances) of the Public Utility Regulatory Policies Act of 1978 and the

 Public Utility Holding Company Act. It is expected that similar legislation will be introduced in the next Congress.

     Legislation has been introduced in the Pennsylvania legislature that would allow all consumers to choose their electric provider, with transition periods ranging from 1998 to 2002. Representatives from various stakeholder groups have been discussing draft comprehensive legislation which, if adopted, would restructure the electric utility industry in Pennsylvania including, among other things, a provision for recovery of stranded costs.

     In July 1996, the PaPUC issued a report recommending that 1) all retail customers be permitted to choose their electric generation provider by the year 2005; 2) electric transmission and distribution continue to be regulated;
 3) utilities be permitted to recover non-mitigable stranded assets and establish a competitive transition charge for consumers who choose alternative generation suppliers; 4) flexible and performance-based rates be encouraged; and 5) public purpose programs such as energy efficiency and renewable energy be continued.

     As part of this transition to retail choice, the PaPUC has urged electric utilities to file voluntary retail access pilot programs for approval. These pilot programs would include all classes of customers, and utilities would be required to commit about 5% of peak load to retail access programs and unbundle their tariffs. The PaPUC may issue an order containing general guidelines for program design and is seeking to have legislation passed to make these programs mandatory. Implementation of these programs could occur as early as April 1997, when all Pennsylvania electric utilities are expected to have filed program proposals with the PaPUC.

     In October 1996, Met-Ed and Penelec notified the PaPUC of their plan for a proposed two-year pilot program that would offer approximately 50,000 residential, commercial and industrial customers the opportunity to choose their electric-generation supplier.

     Subject to New Jersey Board of Public Utilities (NJBPU) approval, JCP&L intends to establish a pilot program offering customers in Monroe Township, New Jersey a choice of their electric-generation supplier. JCP&L anticipates filing its plan with the NJBPU by December, 1996. Monroe Township has been exploring the possibility of establishing its own municipal electric system.

     In June and July 1996, management offered voluntary enhanced retirement programs to 745 bargaining and 399 non-bargaining employees. Of these employees, 493 bargaining and 347 non-bargaining accepted the retirement programs, resulting in an 8% reduction in GPU's total workforce and a third quarter pre-tax charge to earnings of $122.7 million (of which JCP&L's, Met-Ed's and Penelec's shares were $62.9 million, $26.2 million and $33.6 million, respectively). GPU anticipates funding the programs' related pension costs of $71 million within one year.


                                  RATE MATTERS

     In June 1996, the NJBPU approved a provisional settlement for a combined levelized energy adjustment clause (LEAC) and Demand Side Factor (DSF) increase of $27.9 million annually.

     Also in June 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues (Final Settlement). An Administrative Law Judge (ALJ) has issued a decision recommending approval of the Final Settlement, but the NJBPU has ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below (see Managing Nonutility Generation). There can be no assurance as to the outcome of this proceeding.

     Provisions of the Final Settlement include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $9 million in base rates. Base rates would be frozen at that level until the year 2000, and the LEAC rate frozen through the year 1999. JCP&L could seek a LEAC rate increase if the deferred LEAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates beginning in 1998 of all OPEB costs recorded in accordance with Statement of Financial Accounting Standards No. 106 including amounts previously deferred and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological cost of removal costs estimated in the 1995 site specific studies performed for GPUN (see the Nuclear Plant Retirement Costs section of Note 1 to GPU's Consolidated Financial Statements). Also included in base rates would be recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in the third quarter of 1996.

     The Final Settlement also provides for recovery through the LEAC of:
 1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the power purchase agreement with Freehold Cogeneration Associates, and 2) $14 million of the $17 million buyout costs, over a two year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

     In addition, the Final Settlement resolves the NJBPU's generic proceeding regarding recovery of capacity costs associated with electric power purchases from NUG projects which the Division of the Ratepayer Advocate claimed to result in a double recovery. JCP&L would not have to refund any amounts previously collected. The Final Settlement also provides that if JCP&L's return on equity exceeds 12.2%, excluding demand side management and nuclear performance incentives, the excess would be used to reduce both customer energy rates and certain regulatory assets. In accordance with the Final Settlement, $9 million is provided annually, effective January 1, 1996, for the recovery of forecasted additions to nuclear plant.


                               THE GPU SUPPLY PLAN

 New Energy Supplies

     In January 1996, JCP&L issued an all-supply source solicitation for the supply of energy and capacity to meet its forecasted needs. In October 1996, four potential suppliers were selected to provide capacity for four years, beginning in June 1999. The offers provide for both firm and option purchases of capacity and energy from sources in New Jersey, Pennsylvania and New York.

 Managing Nonutility Generation

     The GPU Energy companies have contracts and anticipated commitments with NUG suppliers under which a total of 1,624 MW (of which JCP&L's, Met-Ed's and Penelec's shares are 892 MW, 335 MW and 397 MW, respectively) of capacity are currently in service. For information on NUG costs, see the Competition and the Changing Regulatory Environment section of Note 1 to GPU's Consolidated Financial Statements.

     The GPU Energy companies are seeking to reduce the above market costs of NUG agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts while seeking to recover the costs through their energy adjustment clauses and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU Companies for substantial damages. There can, however, be no assurance as to what extent these efforts will be successful in whole or in part.

     In April 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates (Freehold), the developer of a proposed 110 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.2 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L has agreed to pay Freehold $125 million, of which $65 million was paid in 1996 and the remainder to be paid over a three year period. Associated with this buyout are certain payments to third parties, which could be material in amount. As part of the Final Settlement (see Rate Matters), JCP&L would recover buyout costs up to $130 million, and 50% of any additional related costs up to $140 million, over a seven-year period.

     In October 1996, JCP&L was named as a defendant in a breach of contract lawsuit against Freehold brought by Nestle Beverage Company (Nestle) in New Jersey Superior Court. Nestle is seeking damages of at least $75 million for Freehold's alleged breach of the steam sales agreement and approximately
 $412 million in damages against JCP&L for alleged unlawful interference with that agreement. Nestle has also requested punitive damages in an unspecified amount. JCP&L believes the claims against it are without merit (see the Other Commitments and Contingencies section of Note 1 to GPU's Consolidated Financial Statements).

     In July 1996, Penelec entered into agreements with the developers of a proposed 80 MW cogeneration facility in Altoona, Pennsylvania and AES Power Corporation (AES). Under the agreements, AES purchased the interests of the developers, and Penelec and AES will attempt to negotiate a new, competitively priced power purchase agreement. If these negotiations are unsuccessful, Penelec has agreed to pay AES up to $8.3 million. In August 1996, Penelec filed a petition with the PaPUC for the recovery of $5 million in restructuring costs over one year through energy cost rates (ECR).

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

     In September 1995, Met-Ed and the developers of a proposed 227 MW York County coal-fired cogeneration plant entered into an agreement whereby, Met-Ed will pay the developer up to $30 million to terminate the coal-fired facility, and an additional $5 million if the agreement cannot be restructured to provide for the development of a gas-fired facility. In January 1996, Met-Ed was notified by the developers that they had assigned to AES their rights under the terms of the restructuring agreement. In August 1996, the PaPUC issued an order permitting Met-Ed to recover up to $35 million in buyout costs over three years, beginning in 1997.

                                     PART II

 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and the GPU Energy companies as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Based on SEC Regulation S-K, Item 503

                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:

                 GPU, Inc.:

                 Dated October 21, 1996, under Item 5

                 Jersey Central Power & Light Company:

                 Dated October 21, 1996, under Item 5

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 GPU, INC.



 November 6, 1996                By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 November 6, 1996                By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                 METROPOLITAN EDISON COMPANY
                                 PENNSYLVANIA ELECTRIC COMPANY



 November 6, 1996                By:   /s/ D. Baldassari
                                      D. Baldassari, President



 November 6, 1996                By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Finance and Rates & Comptroller
                                      (Principal Accounting Officer)