Form 10-K
period 1996-12-31
GENERAL PUBLIC UTILITIES CORP /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1997-03-10
CIK 40779, 53456, 65350, 77227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                                       OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

 GPU, Inc.                   Common Stock, par value
                             $2.50 per share           New York Stock Exchange

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

                                                         Name of each exchange
 Registrant                  Title of each class            which registered

 Jersey Central Power &      First Mortgage Bonds:
   Light Company (cont.)     7 1/8% Series due 2004    New York Stock Exchange
                             6 3/8% Series due 2003    New York Stock Exchange
                             7 1/2% Series due 2023    New York Stock Exchange
                             6 3/4% Series due 2025    New York Stock Exchange

                             Monthly Income Preferred
                             Securities, 8.56%
                             Series A, $25 stated
                             Value (a)                 New York Stock Exchange

 Metropolitan Edison         Monthly Income Preferred
   Company                   Securities, 9% Series A,
                             $25 stated value (b)      New York Stock Exchange

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

       The aggregate market value of the registrants' voting stock held by non-affiliates as of February 3, 1997 was:

       Registrant                                          Amount
       GPU, Inc.                                       $4,007,836,032

       The number of shares outstanding of each of the registrants' classes of voting stock as of February 3, 1997 was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding
 GPU, Inc.                            Common Stock, $2.50 par value 120,615,517
 Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                       DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement for 1997 Annual Meeting of Stockholders of GPU, Inc.
 (Part III)
 _____________________________________________________________________________

       This combined Form 10-K is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS



                                                                       Page
                                                                      Number

 Part I

     Item  1.    Business                                                 1
     Item  2.    Properties                                              43
     Item  3.    Legal Proceedings                                       46
     Item  4.    Submission of Matters to a Vote of Security Holders     46


 Part II

     Item  5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters                             47
     Item  6.    Selected Financial Data                                 47
     Item  7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     48
     Item  8.    Financial Statements and Supplementary Data             48
     Item  9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     48


 Part III

     Item 10.    Directors and Executive Officers of the Registrant      49
     Item 11.    Executive Compensation                                  54
     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                          58
     Item 13.    Certain Relationships and Related Transactions          58


 Part IV

     Item 14.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                     59


 Signatures                                                              71

                                     PART I

 ITEM 1.  BUSINESS.

     GPU, Inc., a Pennsylvania corporation, organized in 1946, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935
 Act). GPU, Inc. does not operate any utility properties directly, but owns all of the outstanding common stock of three domestic electric utilities serving customers in New Jersey - Jersey Central Power & Light Company (JCP&L), incorporated under the laws of New Jersey in 1925, - and in Pennsylvania - Metropolitan Edison Company (Met-Ed), a Pennsylvania corporation incorporated in 1922, and Pennsylvania Electric Company (Penelec), a Pennsylvania corporation incorporated in 1919. In 1996, the customer service, transmission and distribution operations of these electric utilities began doing business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of these three electric utilities are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc., which primarily develop, own and operate electric generation, transmission and distribution facilities and supply businesses in the U.S. and foreign countries. Collectively, these are referred to as the "GPU International Group." Corporate functions are performed by GPU Service, Inc.
 (GPUS).  All of these companies considered together are referred to as "GPU."

     The GPU registered holding company system is subject to regulation by the Securities and Exchange Commission (SEC) under the 1935 Act. Retail rates, conditions of service, issuance of securities and other matters relating to the GPU Energy companies are subject to regulation in the state in which each utility operates - in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PaPUC). The Nuclear Regulatory Commission (NRC) regulates the construction, ownership and operation of nuclear generating stations. The GPU Energy companies are also subject to wholesale rate and other regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act. In addition, certain GPU International Group foreign subsidiaries are subject to limited rate and other regulation (see Regulation section).

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; generating plant performance; fuel prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

                               RECENT DEVELOPMENTS

     During the past year, there were a number of major developments which are expected to significantly affect GPU. They are as follows:

 - In 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners Holdings (Holdings), a 50/50 joint venture, to acquire Midlands Electricity plc (Midlands), an English regional electric company. A wholly-owned subsidiary of Holdings purchased the outstanding shares of Midlands through a cash tender offer of 1.7 billion pounds, or approximately U.S. $2.6 billion. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric, Inc.

     At December 31, 1996, EI UK had borrowed approximately 342 million pounds, or approximately U.S. $586 million, through a GPU, Inc. guaranteed five-year bank term loan facility, to fund its investment in Holdings. At December 31, 1996, Holdings had borrowed approximately
     1.1 billion pounds, or approximately U.S. $1.8 billion, through a term loan and revolving credit facility to provide for the balance of the acquisition price.

     Midlands supplies and distributes electricity to 2.2 million customers in England in an area with a population of five million. Midlands also owns a generation business that produces electricity domestically and internationally and a gas supply company that provides natural gas to 8,000 customers in England. In addition, Midlands owns international generation projects and is pursuing additional international generation and transmission projects.

 - Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, and all retail consumers by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs.

     The legislation provides utilities the opportunity to reduce their stranded costs through the sale of transition bonds by a separate trust or other similar entity, with maturities of up to 10 years. Principal and interest payments on the bonds would be paid by all distribution service customers through a nonbypassable intangible transition charge. Among other things, the sale proceeds could be used to buy out or buy down uneconomic nonutility generation (NUG) contracts, to reduce capitalization, or both. Reduced financing costs associated with the sale of transition bonds would be used to provide rate reductions for all customers.

     Pennsylvania electric utilities are required to submit restructuring plans to the PaPUC between April 1, 1997 and September 30, 1997. Met-Ed and Penelec are scheduled to file their respective plans with the PaPUC on June 1, 1997. The PaPUC is required to conduct public hearings prior to approval of these plans.

     Effective January 1, 1997, transmission and distribution rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Transmission and distribution of electricity will continue as a regulated monopoly and the PaPUC will ensure that adequate electrical reserves exist to maintain reliable service. An independent system operator (ISO) will be responsible for coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

 - The NJBPU released Phase II of the New Jersey Energy Master Plan (NJEMP) which recommends, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by April 2001. The NJBPU also recommends a near-term electric rate reduction of 5% to 10% with the phase-in of retail competition, and combined with the effects of separate proposed modifications to the state's energy tax policy, an aggregate rate reduction of at least 10% to 15% over time.

     The NJBPU proposes in this report that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated would be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guarantee for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over four to eight years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering authorizing the sale of securitized transition bonds as a mechanism to help mitigate stranded costs.

     In addition, the NJBPU is proposing that, beginning October 1998, utilities unbundle their rates to allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, who would be responsible for maintaining the reliability of the regional power grid.

     The NJBPU intends to issue its final findings and recommendations to the Governor and the Legislature for their consideration in March 1997. The NJBPU proposes requiring electric utilities in New Jersey to file for review, by no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings, and intends to complete its review of these filings by October 1998.

 - The FERC issued Order 888, which requires utilities to provide open access to their transmission network, thereby encouraging a fully competitive wholesale electric power market. It also requires electric utilities to, among other things: (1) file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; (2) accept service under these new tariffs for their own wholesale transactions; and (3) be permitted to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. While it does not require corporate unbundling (i.e. the disposing of ancillary services or creating separate affiliates to manage transmission services), Order 888 does call for functional unbundling of transmission and ancillary services.

     The GPU Energy companies filed pro forma tariffs in accordance with Order
     888.  These tariffs became effective on July 9, 1996.

     The GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements (including, among other things, establishing an ISO to operate the energy market and transmission system), that would create a new wholesale energy market to meet the requirements of Order 888, and to increase competition in the Mid-Atlantic region.

     In response to a FERC order, noting deficiencies and objections to their initial submission, the PJM companies submitted to the FERC a revised proposal which represents an interim solution and contains several unresolved issues for which alternate proposals were presented to the FERC for resolution. On February 28, 1997, the FERC issued an order directing PJM to adopt all recommendations proposed by the supporting PJM companies except with regard to congestion pricing, which the FERC ordered implementation of PECO Energy's proposal on an interim basis.
     The FERC has stated that it expects it will order PJM to adopt the supporting PJM companies' proposal on congestion pricing after certain issues are resolved concerning implementation of this proposal. PJM has begun implementation of the FERC's order and plans to have the restructured PJM Power Pool and pool-wide open access transmission tariff operational on April 1, 1997. For additional information, see Competitive Environment, Management's Discussion and Analysis.

 - The GPU Energy companies have successfully bought out and/or entered into restructured power purchase agreements with all major unbuilt NUG projects with which they had executed power purchase agreements. Since early 1995, nine NUG contracts representing 950 MW (JCP&L 300 MW; Met-Ed 490 MW; Penelec 160 MW) have been bought out and/or restructured at more competitive prices. The GPU Energy companies expect these actions will save their customers approximately $5.4 billion (JCP&L $1.8 billion; Met-Ed $2.3 billion; Penelec $1.3 billion) over 25 years.


                              INDUSTRY DEVELOPMENTS

     Electric utility customers have traditionally been served by vertically integrated regulated monopolies. The electric utility industry is moving away from a traditional rate regulated environment based on cost recovery to some combination of a competitive marketplace and modified regulation. The enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of competitors into the electric generation business. The Energy Policy Act of 1992 (EPAct) furthered competition among utilities and NUGs in the wholesale electric generation market, accelerating industry restructuring. As discussed earlier, Pennsylvania recently adopted comprehensive legislation which provides for the restructuring of the electric utility industry, and New Jersey has proposed similar legislation.

     Operating in a competitive environment places pressures on utility profit margins and credit quality. Utilities with significantly higher cost structures than are supportable in the marketplace will experience reduced earnings as they attempt to meet their customers' demands for lower-priced electricity. Competitive forces continue to influence some retail pricing.
 In some cases, commercial and industrial customers have indicated their intention to pursue competitively priced electricity from other providers, and in some instances have obtained price concessions from utilities. This prospect of increasing competition in the electric utility industry has already led the major credit rating agencies to apply more stringent guidelines in making credit rating determinations.

     The combination of the current market price of electricity being below that of utility owned generation and power purchase commitments, as well as the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while recoverable in a regulated environment, are at risk in a deregulated competitive environment. The GPU Energy companies estimate that their total potential above market costs relating to power purchase commitments, above market generation costs, generating plant decommissioning costs and regulatory assets at year end 1998, on a present value basis, could range from $4.5 billion to $8 billion (JCP&L $2.5 billion to $4 billion; Met-Ed $1 billion to $2 billion; Penelec $1 billion to $2 billion). The estimate is subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above market costs become stranded due to customers choosing another supplier. As discussed below, the restructuring legislation in Pennsylvania and the proposed restructuring plan in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey will differ, but should allow for the recovery of non-mitigable above market costs through either distribution charges or separate nonbypassable charges to customers.

     In response to competitive forces and regulatory changes, GPU is considering various strategies designed to enhance its competitive position and to increase its ability to adapt to, and anticipate changes in, its business. GPU expects that its primary strategic focus will be on the delivery infrastructure, retail supply and customer services segments of the electric power industry. To this end, GPU is actively reviewing its portfolio of assets, particularly nuclear and fossil generating facilities, for consistency with this strategic focus. GPU is aware that a number of nonaffiliated utilities in the Northeast and in California are in the process of selling some or all of their generation assets in response to regulatory and competitive pressures.

     GPU's strategies may also include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses, and additions to its transmission or distribution businesses. No assurance can be given as to whether or when any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.

                     OTHER DEVELOPMENTS AND GPU INITIATIVES

     During 1996 and early 1997, there were other state and federal regulatory developments and GPU initiatives relating to competition within the electric utility industry which are described below:

 - The PaPUC has issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania. These pilot programs will include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. In March 1997, Met-Ed and Penelec filed with the PaPUC their plan for a proposed pilot program that would offer approximately 51,000 (Met-Ed 23,000; Penelec 28,000) customers choice of their electric generation supplier. The pilot program, which is subject to PaPUC approval, is anticipated to begin in the fourth quarter of 1997 and will be in effect for at least one year.

 - JCP&L is awaiting NJBPU approval of a plan to establish a one-year pilot program offering customers in Monroe Township, New Jersey a choice of their electric energy supplier. At the end of the first year, Monroe Township will have the option of renewing the pilot. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

 - In early 1997, two pieces of legislation were introduced in Congress which provide for a comprehensive restructuring of the electric utility industry, including retail choice for all utility customers beginning as early as December 2000, the opportunity for utilities to recover their prudently incurred stranded costs, and repeal of both PURPA and the 1935 Act. It is expected that other similar proposed legislation will be introduced in Congress during 1997.

 - Federal legislation was enacted which, among other things, permits registered holding company systems to acquire interests in telecommunications companies. In addition, the SEC has adopted Rule 58 under the 1935 Act which permits registered holding company systems to engage in a variety of energy-related services without further SEC authorization. In February 1997, GPU formed a new, nonregulated subsidiary, GPU Advanced Resources, Inc. (AR). AR's lines of business may include telecommunications services, energy services and retail energy sales.

 - GPU reduced its total workforce by 8% in 1996 through voluntary enhanced retirement programs which were accepted by 493 bargaining and 347 nonbargaining employees.

 - Met-Ed and Penelec filed tariff supplements with the PaPUC requesting approval to, among other things, include their currently effective energy cost rates (ECR) and state tax adjustment surcharges (STAS) in base rates, effective for all bills rendered after January 1, 1997. On February 28, 1997, the PaPUC issued a final order approving this request.

 - Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. If a portion of the GPU Energy companies' operations continues to be regulated, FAS 71 accounting may only be applied to that portion. Insofar as the GPU Energy companies are concerned, potentially unrecoverable costs will most likely be related to generation investment, power purchase contracts, and regulatory assets, which are deferred accounting transactions whose value depends on the GPU Energy companies' ability to recover such costs from their respective customers in the future.

     In markets where there is excess capacity (as is currently the case in the Mid-Atlantic and surrounding regions which include New Jersey and Pennsylvania) and many available sources of power supply, the market price of electricity is expected to be lower than what would be necessary to support full recovery of the investment in the generating facilities. Also, utilities that are locked into expensive power purchase agreements may be forced to value the contracts at market prices and recognize certain losses.

     Although the GPU Energy companies continue to be subject to cost-based ratemaking regulation, in the event that either all or a portion of their operations are no longer subject to FAS 71 provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off and charged to expense. In addition, any above market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. The experience gained from the deregulation of the telecommunications industry indicates that substantial write-offs may result with the discontinuation of FAS 71. At this time, GPU is unable to determine when and to what extent FAS 71 will no longer be applicable.


                            THE GPU ENERGY COMPANIES

     The electric generating and transmission facilities of the GPU Energy companies are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 1996, the GPU Energy companies' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 1996, sales to customers by customer class were as follows:

                    % Operating Revenues              % KWH Sales
                Total JCP&L  Met-Ed Penelec   Total JCP&L Met-Ed Penelec
 Residential     42    45      42     37       36    41    36      30
 Commercial      35    39      28     33       33    39    27      30
 Industrial      21    16      28     27       28    20    35      34
 Other*           2     -       2      3        3     -     2       6
                100   100     100    100      100   100   100     100

   * Rural electric cooperatives, municipalities, street and highway lighting, and others.

     The GPU Energy companies also make interchange and spot market sales of electricity to other utilities. Reference is made to GPU Energy Companies' Statistics and Company Statistics on pages F-3, F-101, F-111, and F-121, for additional information concerning GPU's sales and revenues. Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for less than 3%, 2% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 9%, 13% and 14%, respectively, of such revenues.

     The area served by the GPU Energy companies extends from the Atlantic Ocean to Lake Erie, is generally comprised of small communities, rural and suburban areas and includes a wide diversity of industrial enterprises, as well as substantial farming areas. JCP&L provides retail service in northern, western and east central New Jersey, having an estimated population of approximately 2.5 million. Met-Ed provides retail electric service in all or portions of 14 counties, in the eastern and south central parts of Pennsylvania, having an estimated population of almost one million. Met-Ed also sells electricity at wholesale to four municipalities having an estimated population of over 11,000. Penelec provides retail and wholesale electric service within a territory located in western, northern and south central Pennsylvania extending from the Maryland state line northerly to the New York state line, with a population of about 1.5 million, approximately 24% of which is concentrated in ten cities and twelve boroughs, all with populations over 5,000. Penelec also provides wholesale service to five municipalities in New Jersey, as well as to Allegheny Electric Cooperative, Inc., which serves 13 rural electric cooperatives in Pennsylvania and one in New Jersey. Penelec, as lessee of the property of the Waverly Electric Light & Power Company, also serves a population of about 13,700 in Waverly, New York and vicinity.

     The GPU Energy companies' transmission facilities are physically interconnected with neighboring nonaffiliated utilities in Pennsylvania, New Jersey, Maryland, New York and Ohio. The interconnection facilities are used for substantial capacity and energy interchange and purchased power transactions, as well as emergency assistance. The GPU Energy companies are members of the PJM Power Pool and the Mid-Atlantic Area Council, an organization providing coordinated review of the planning by utilities in the PJM area. The PJM Power Pool has submitted a comprehensive restructuring proposal, which is pending before the FERC. For additional discussion, see Competitive Environment - Recent Regulatory Actions, Management's Discussion and Analysis.


                             GPU INTERNATIONAL GROUP

     The GPU International Group has ownership interests in distribution and supply businesses in England and Australia, ten operating cogeneration plants in the U.S. totaling 895 MW (of which the GPU International Group's equity interest represents 261 MW) of capacity, and eleven operating generating facilities located in foreign countries totaling 2,686 MW (of which the GPU International Group's equity interest represents 546 MW) of capacity. It has also made investments in certain advanced technologies related to the electric power industry.

     The GPU International Group is continuing to investigate investment opportunities in various other domestic and foreign power projects and foreign utility systems and has commitments, both domestically and internationally, in five generating facilities under construction totaling 3,172 MW (of which its equity interest represents 816 MW) of capacity.

     At December 31, 1996, GPU, Inc.'s aggregate investment in the GPU International Group was $211 million; GPU, Inc. has also guaranteed up to $893 million of GPU International Group obligations. GPU, Inc. has SEC approval to finance investments in foreign utility companies and exempt wholesale generators up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings, or approximately $1 billion. At December 31, 1996, GPU, Inc. had remaining authorization to finance an additional $25 million of such investments. A request to increase this limit to 100% of GPU's average consolidated retained earnings, or to approximately $2 billion at December 31, 1996, is pending before the SEC.

     Selected financial data for the GPU International Group is as follows:

                                                  (In Millions)
                                             1996      1995      1994

 Total assets                              $1,075      $380      $130

 Liabilities and capital:
   Common equity                           $  232      $209      $118
   Long-term debt                             752       104         -
   Notes payable                                -         2         -
     Total capitalization                     984       315       118
   Minority interest                           43        41         -
   Other liabilities                           48        24        12
     Total liabilities and capital         $1,075      $380      $130

 Purchase of investments                   $  574      $165      $ 74

 Net income/(loss)                         $   24      $  9      $ (3)

 For additional information on the GPU International Group's investments, see GPU International Group Equity Investments, Note 7 to GPU's Consolidated Financial Statements.

     With the acquisitions of Midlands in 1996 and Solaris Power (Solaris) in 1995, the GPU International Group now has 50% ownership interests in foreign utility companies having total fixed assets of approximately $1.6 billion. These foreign utility companies, which annually provide about 20 billion kilowatt-hours of electricity to 2.2 million customers in England and 240,000 customers in Australia, had operating revenues of $2.5 billion in 1996.

     The Labour Party in the United Kingdom has proposed a windfall tax on privatized utilities and other companies as part of its election campaign platform. General elections in the United Kingdom are required to be held no later than May 1997. If the Labour Party wins the general election, and the tax is enacted as currently proposed, a charge to Midlands' earnings, which is estimated to range from $110 million to $350 million (GPU's 50% share being $55 million to $175 million), would be recorded in 1997, perhaps as early as the second quarter. Due to the fact that (1) the Labour Party may not win the election; (2) the windfall tax may not be enacted as currently proposed; (3) the amount of the proposed tax may change; and (4) the Labour Party may change its current platform, there is no certainty that this tax, if levied, would be enacted as currently proposed.

     In 1996, GPU Power, through a wholly-owned subsidiary, purchased the rights to acquire up to a 40% interest in a venture which plans to construct a 300 MW coal generating plant in the Philippines. GPU Power's equity contribution is expected to be approximately $40 million.

     In 1996, GPU International, through a wholly-owned subsidiary, completed nonrecourse construction financing for its 300 MW Mid-Georgia project. As of December 31, 1996, GPU International had aggregate borrowings outstanding for the construction of this project of $62 million, of which $22 million is guaranteed by GPU, Inc.

     In 1996, GPU International and Ballard Power Systems of Canada entered into an agreement to develop, manufacture and market stationary fuel cell power plants worldwide. Under the agreement, GPU International will invest approximately $23 million for up to a 19.3% equity interest in the new venture, of which $6 million was invested as of December 31, 1996.

     Management expects that the GPU International Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amounts of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities, including receipt of regulatory authorization from the SEC.


                               NUCLEAR FACILITIES

     The GPU Energy companies have made investments in three major nuclear projects -- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1996, the GPU Energy companies' net investment, including nuclear fuel, in TMI-1 was $597 million (JCP&L $154 million; Met-Ed $297 million; Penelec $146 million) and $766 million for Oyster Creek. The GPU Energy companies' net investment in TMI-2 at December 31, 1996 was $90 million (JCP&L $81 million; Met-Ed $1 million; Penelec $8 million). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

     Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU Energy companies may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their operating licenses cannot be assured. Also, not all risks associated with ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured.

 TMI-1

     The operating license for TMI-1, a 786 MW pressurized water reactor, expires in 2014. TMI-1 operated at a capacity factor of 102.8% for the year. Its next refueling outage is scheduled to begin in September 1997.

 Oyster Creek

     The operating license for the Oyster Creek station, a 619 MW boiling water reactor, expires in 2009. Oyster Creek operated at a 79.8% capacity factor for 1996. Oyster Creek completed a 49-day scheduled refueling outage on October 23, 1996. Subsequently, the station experienced an automatic reactor shutdown. After the cause of the shutdown was identified, Oyster Creek was returned to service on November 7, 1996. The station's next refueling outage is scheduled to begin in September 1998.

 TMI-2

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. A cleanup program was completed in 1990, and after receiving NRC approval, TMI-2 entered into long-term monitored storage in 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L $7.5 million; Met-Ed $5 million; Penelec $2.5 million).

     In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-

 Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the U.S. Supreme Court denied petitions filed by GPU, Inc. and the GPU Energy companies to review the Court of Appeals' rulings.

     In June 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit. There can be no assurance as to the outcome of this litigation.

     Based on the above, GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE). For further information regarding nuclear fuel disposal costs, see Summary of Significant Accounting Policies - Nuclear Fuel Disposal Fee, Note 1 to GPU's Consolidated Financial Statements.

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

                                             (Millions)
                                                           Oyster
                                    TMI-1      TMI-2       Creek

 JCP&L                               $ 43       $ 67       $221
 Met-Ed                                85        135          -
 Penelec                               42         68          -
   Total                             $170       $270       $221

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

   In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The retirement cost estimates under the site-specific studies are as follows (in 1996 dollars):

                                             (Millions)
                                                           Oyster
 GPU                                  TMI-1     TMI-2      Creek

 Radiological decommissioning          $311      $378      $366
 Nonradiological cost of removal         77        36*       35
      Total                            $388      $414      $401

 * Net of $6.5 million spent as of December 31, 1996.

                                             (Millions)
                                                           Oyster
 JCP&L                               TMI-1      TMI-2      Creek

 Radiological decommissioning           $78      $ 95      $366
 Nonradiological cost of removal         19         9*       35
      Total                             $97      $104      $401

 * Net of $1.6 million spent as of December 31, 1996.

                                        (Millions)

 Met-Ed                               TMI-1     TMI-2

 Radiological decommissioning          $155      $189
 Nonradiological cost of removal         39        18*
      Total                            $194      $207

 * Net of $3.3 million spent as of December 31, 1996.

                                        (Millions)

 Penelec                              TMI-1     TMI-2

 Radiological decommissioning           $78      $ 94
 Nonradiological cost of removal         19         9*
      Total                             $97      $103

 * Net of $1.6 million spent as of December 31, 1996.

     The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the escalation of various cost elements (for reasons including, but not limited to, general inflation),
 (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Currently, the GPU Energy companies are collecting retirement costs which are less than the retirement cost estimates in the 1995 site-specific studies, and they do not intend to increase these accruals until increased collections from customers are obtained. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear Decommissioning Trusts on the Balance Sheets. Accounting for retirement costs may change based upon the Financial Accounting Standards Board (FASB) Exposure Draft discussed below.

     The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1996 dollars) since the plant is no longer operating (see TMI-2 under this section). The effective date of this accounting change could be as early as January 1, 1998.

 TMI-1 and Oyster Creek:

     The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. A Stipulation of Final Settlement pending before the NJBPU would allow for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates (see Rate Matters - Final Settlement, Management's Discussion and Analysis).

     The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed.

     The amounts charged to depreciation expense in 1996 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                             (Millions)
                                                    Oyster
                                         TMI-1      Creek
 Amount expensed in 1996:
   JCP&L                                 $  2       $ 13
   Met-Ed                                   9          -
   Penelec                                  4          -
      Total                              $ 15       $ 13

 Accumulated depreciation
  provision at December 31, 1996:
   JCP&L                                 $ 30       $174
   Met-Ed                                  50          -
   Penelec                                 21          -
      Total                              $101       $174

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2:

     The estimated liability for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet) as of December 31, 1996 is $431 million (JCP&L $108 million; Met-Ed $215 million; Penelec $108 million). The liability is based upon the 1995 site-specific study estimates (in 1996 dollars) discussed above and an estimate for remaining incremental monitored storage costs of $17 million (JCP&L $4 million; Met-Ed $8 million; Penelec $5 million), as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

     Offsetting the $431 million liability at December 31, 1996 is $266 million (JCP&L $45 million; Met-Ed $143 million; Penelec $78 million), which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Consolidated Balance Sheet, and $181 million (JCP&L $72 million; Met-Ed $78 million; Penelec $31 million) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Consolidated Balance Sheet. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheet under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense in 1996 amounted to $14 million (JCP&L $3 million; Met-Ed $10 million; Penelec $1 million).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Final Settlement pending before the NJBPU would adjust JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

     At December 31, 1996, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $67 million (JCP&L $17 million; Met-Ed $34 million; Penelec $16 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1996 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $67 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.


                                    INSURANCE

     GPU has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that GPU will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of GPU.

     The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station and for Oyster Creek total
 $2.7 billion per site. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station or to retire capital investment.

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Energy companies are also subject to retrospective premium assessments of up to $54 million (JCP&L $32 million; Met-Ed $15 million; Penelec $7 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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


                      NONUTILITY AND OTHER POWER PURCHASES

     Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for periods of up to 26 years (JCP&L 25 years; Met-Ed 26 years; Penelec 25 years). The following table shows actual payments from 1994 through 1996, and estimated payments from 1997 through 2001.

                          Payments Under NUG Agreements
                                  (in Millions)

                               Total       JCP&L       Met-Ed      Penelec

    *  1994                      $528        $304        $101        $123
    *  1995                       670         381         131         158
    *  1996                       739         370         177         192
       1997                       672         336         146         190
       1998                       691         340         152         199
       1999                       706         344         152         210
       2000                       804         347         196         261
       2001                       873         353         225         295

 * Actual. The 1996 amounts are reflected in the rates currently being charged by the GPU Energy companies.

     While a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of December 31, 1996, facilities covered by these agreements having 1,631 MW (JCP&L 891 MW; Met-Ed 340 MW; Penelec 400 MW) of capacity were in service.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The cost of near- to intermediate-term (i.e. one to four years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements for facilities currently in operation are substantially in excess of current and projected prices from alternative sources.

     The GPU Energy companies are seeking to reduce the above market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts (see The GPU Energy Companies' Supply Plan - Managing Nonutility Generation, Management's Discussion and Analysis); and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts have resulted and may result in additional claims against GPU for substantial damages. There can be no assurance as to the extent these efforts will be successful in whole or in part. Recent NUG actions are as follows:

     JCP&L entered into an agreement with the developer of the proposed 110 MW Freehold gas-fired cogeneration project that terminates JCP&L's long-term contract to purchase power from the project.

     Met-Ed and Penelec entered into restructured power purchase agreements with AES Power Corporation (AES) relating to the proposed Altoona (80 MW), Blue Mountain (150 MW) and York County (227 MW) NUG facilities. AES, which purchased the interests of the original developers, plans to construct a single, fully dispatchable, gas-fired combined-cycle facility in Southeastern Pennsylvania. These restructured power purchase agreements, which have initial eight-year terms, require PaPUC approval.

     Penelec entered into a restructured power purchase agreement with the developer of a proposed 80 MW coal-fired cogeneration facility that was to be built in western Pennsylvania. The restructured power purchase agreement provides for a fully dispatchable, gas-fired combined-cycle cogeneration facility to be built. The new power purchase agreement has an initial eight-year term, with options for extension, and is subject to PaPUC approval.

     From 1997 through 2002, JCP&L has contracts to purchase between 5,100 GWH and 5,200 GWH of electric generation per year at prices which are estimated to escalate approximately 1.2% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 4,700 GWH and 5,100 GWH of electric generation per year at an average annual cost of $369 million. The prices during this period are estimated to escalate approximately 1.5% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 865 GWH in 2014. The contract unit cost is estimated to escalate approximately 4.0% annually from 2009 through 2014, with a total average annual cost of $193 million during this period. All of JCP&L's contracts will have expired by the end of 2017. During this entire period, the NUG fuel mix averages approximately 95% natural gas.

     From 1997 through 1999, Met-Ed has contracts to purchase between 2,000
 GWH and 2,100 GWH of electric generation per year at prices which are estimated to escalate approximately 0.6% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 2,900 GWH and 4,300 GWH of electric generation per year at an average annual cost of $241 million. The prices during this period are estimated to escalate approximately 2.5% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,500 GWH and 1,900 GWH of electric generation per year at an average annual cost of $169 million. During this period, the prices are estimated to escalate approximately 3.4% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2015; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix averages approximately 50% to 75% coal/waste coal.

     From 1997 through 2000, Penelec has contracts to purchase between 3,000 GWH and 4,000 GWH of electric generation per year at prices which are estimated to escalate approximately 1.4% annually on a unit cost basis during this period. From 2001 through 2008, Penelec has contracts to purchase between 3,900 GWH and 5,000 GWH of electric generation per year at an average annual cost of $297 million. The prices during this period are estimated to escalate approximately 1.5% annually on a unit cost basis. From 2009 through 2017, purchases decline from approximately 3,000 GWH to approximately 1,500 GWH in 2017. The contract unit cost is estimated to escalate approximately 3.4% annually from 2009 through 2017, with a total average annual cost of $211 million during this period. After 2017, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix averages approximately 65% to 95% coal/waste coal.

     This discussion contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

     The GPU Energy companies have been granted recovery of their NUG costs (including certain buyout costs) from customers by the PaPUC and NJBPU and expect to continue to pursue such recovery. Although the recently enacted legislation in Pennsylvania and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future (see Competitive Environment, Management's Discussion and Analysis).

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 745 MW in 1997, declining to 527 MW in 1999 and 345 MW in 2004. Payments pursuant to these agreements are estimated to be $145 million in 1997, $128 million in 1998, $104 million in 1999, $84 million in 2000, and $99 million in 2001.

     In January 1996, JCP&L issued an all-supply source solicitation for the supply of energy and capacity to meet its forecasted needs. In October 1996, four potential suppliers were selected to provide capacity for four years, beginning in June 1999. Contract negotiations are currently in progress to provide for firm and optional purchases of capacity and energy from sources in New Jersey, Pennsylvania and New York.


                                RATE PROCEEDINGS

 Pennsylvania

     Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry (see Recent Developments section). Effective January 1, 1997, transmission and distribution rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Met-Ed and Penelec filed, in December 1996, tariff supplements with the PaPUC requesting approval to, among other things, include their currently effective ECR and STAS in base rates, effective for all bills rendered after January 1, 1997.
 On February 28, 1997, the PaPUC issued a final order approving this request. Since rates that can be charged to customers for generation are capped for up to nine years, Met-Ed's and Penelec's future earnings will be subject to market volatility. Increases or decreases in fuel costs will no longer be subject to deferred accounting and will be reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks. As a result of including their ECRs in base rates and the cessation of deferred energy accounting, both effective January 1, 1997, Met-Ed and Penelec will experience step increases in reported revenues totaling approximately $25 million in the first quarter of 1997.

 New Jersey

     In 1996, the NJBPU approved a provisional settlement for a combined levelized energy adjustment clause (LEAC) and Demand-Side Factor (DSF) increase of $27.9 million annually.

     Also in 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues (Final Settlement). An Administrative Law Judge (ALJ) issued a decision recommending approval of the Final Settlement, but the NJBPU ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below (see The GPU Energy Companies' Supply Plan - Managing Nonutility Generation, Management's Discussion and Analysis). In December 1996, the ALJ issued a further decision recommending that recovery of the Freehold buyout costs be approved, subject to possible revocation or modification, if it is determined that the project was not viable when it was bought out. On December 31, 1996, an Addendum revising the Final Settlement was agreed upon by JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate. In January 1997, the NJBPU staff recommended that rate recovery of the Freehold buyout costs be permitted. JCP&L expects the NJBPU to issue an order in the first quarter of 1997 approving the Final Settlement as revised. There can be no assurance as to the outcome of this proceeding.

     Provisions of the Final Settlement, as revised by the Addendum, include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $11 million in base rates. Base rates would be frozen at that level until the year 2000, and the LEAC rate frozen through the year 1999. JCP&L could seek a LEAC rate increase if the deferred LEAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates, beginning in 1998, of all postretirement benefit costs recorded in accordance with Statement of Financial Accounting Standards No. 106 including amounts previously deferred and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological removal costs estimated in the 1995 site-specific studies performed for GPUN. Also, included in base rates would be recovery of the remaining investments in the 58 MW Werner
 Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in 1996.

     The Final Settlement also provides for recovery through the LEAC of:
 (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement; and (2) $14 million of the $17 million buyout costs, over a two year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

     In addition, the Final Settlement resolves the NJBPU's generic proceeding regarding recovery of capacity costs associated with electric power purchases from NUG projects which the Division of the Ratepayer Advocate claimed to result in a double recovery. JCP&L would not have to refund any amounts previously collected. The Final Settlement provides annual allowances for the recovery of forecasted additions to nuclear plant. The Final Settlement also provides that if JCP&L's return on equity exceeds 12.2%, excluding demand-side management and nuclear performance incentives, the excess would be used to reduce both customer rates and certain regulatory assets.

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


                                CAPITAL PROGRAMS

 General

     During 1996, construction expenditures for the GPU Energy companies totaled approximately $404 million (JCP&L $200 million; Met-Ed $77 million; Penelec $115 million; Other $12 million) attributable principally to new customer connections and maintenance and improvement of existing transmission and distribution facilities. In addition, the GPU International Group made investments in 1996 totaling $574 million, primarily to acquire Midlands (see GPU International Group section). Expenditures for maturing obligations totaled $131 million (JCP&L $35 million; Met-Ed $15 million; Penelec $75 million; Other $6 million) in 1996. The GPU Energy companies' principal categories of estimated construction expenditures for 1997 are as follows:

                                               (In Millions)
                                                    1997

                                 Total    JCP&L    Met-Ed   Penelec  Other

 Generation - Nuclear            $ 35     $ 16      $13      $  6     $ -
              Non-nuclear          45       10        8        27       -
       Total Generation            80       26       21        33       -
 Transmission & Distribution      275      141       59        75       -
 Other                             47       18       10        12       7
       Total                     $402     $185      $90      $120     $ 7

     These construction expenditures are expected to be incurred primarily for ongoing system development. Construction expenditures for the GPU Energy companies are estimated to be $391 million in 1998 (JCP&L $168 million; Met-Ed $98 million; Penelec $118 million; Other $7 million). Expenditures for maturing obligations will total $179 million for 1997 (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million; Other $3 million) and $139 million for 1998 (JCP&L $12 million; Penelec $30 million; Other $97 million). In addition, during 1997 and 1998, and subject to the receipt of regulatory approval, GPU, Inc. will make capital contributions and provide credit support (in amounts which may be substantial) to the GPU International Group as investment opportunities arise.

     GPU and the GPU Energy companies estimate that a substantial portion of their anticipated total capital needs in 1997 and 1998 will be satisfied through internally generated funds. The GPU Energy companies expect to finance the remainder of their capital needs principally through the issuance of long-term debt, subject to market conditions. In addition, further significant investments by the GPU International Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

     The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the companies may issue (see Limitations on Issuing Additional Securities section).

     The GPU Energy companies' 1996 construction expenditures exclude nuclear fuel additions provided under capital leases that amounted to $35 million (JCP&L $33 million; Met-Ed $1 million; Penelec $1 million). When consumed, the presently leased material, which amounted to $139 million (JCP&L $95 million; Met-Ed $29 million; Penelec $15 million) at December 31, 1996, is expected to be replaced by additional leased material at an average annual rate (which is based on two full operating cycles, or four years) of between $35 million and $50 million (JCP&L $20 million - $25 million; Met-Ed $10 million - $15 million; Penelec $5 million - $10 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

     In light of retail access legislation enacted in Pennsylvania and proposed in New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain. Over the next five years, the GPU Energy companies' existing franchise service territories are expected to experience an average annual growth in sales of about 1.7% (JCP&L 1.7%; Met-Ed 1.9%; Penelec 1.7%), principally due to continued economic growth and a slight increase in the number of customers. The GPU Energy companies intend to provide for these increased energy needs, if necessary, through a mix of economic supply sources and will continue to evaluate additional economic purchase opportunities as both demand and supply market conditions evolve.

     In response to this competitive climate in which it is likely a major portion of the GPU Energy companies' existing customer base will be able to choose their electric generation supplier, and the surplus capacity position of nearby utilities, the GPU Energy companies' supply plan focuses increasingly on short- to intermediate-term commitments, reliance on "spot" market purchases, and avoidance of long-term firm commitments. The GPU Energy companies' present strategy includes minimizing the financial exposure associated with new long-term purchase commitments and the construction of new facilities by evaluating these options in terms of an unregulated power market. As part of this strategy, the GPU Energy companies are continually evaluating the future financial viability of their nuclear and fossil generation assets and will retire or otherwise dispose of plants that become uneconomical. The GPU Energy companies intend to take necessary actions to avoid adding new capacity which would result in costs that may exceed future market prices. In addition, the GPU Energy companies intend to continue to seek regulatory support to renegotiate or buy out contracts with NUGs where the pricing is in excess of projected market prices.


                             FINANCING ARRANGEMENTS

     GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through December 31, 2001 and up to seven million shares of additional common stock through 1998. GPU, Inc. has no current plans to issue these securities. Any sale of such securities will, among other things, depend upon future capital requirements and market conditions.

     GPU has $527 million of credit facilities, including two Revolving Credit Agreements, as discussed below.

     Under a Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks, total borrowings are limited to $250 million outstanding at any time and are subject to various covenants and acceleration under certain circumstances. The agreement expires May 6, 2001, and a commitment fee on the unborrowed amount of 1/8 of 1% is payable annually. Borrowing rates and a facility fee are based on the long-term debt ratings of the GPU Energy companies.

     GPU International, Inc. has a separate Credit Agreement providing for borrowings (guaranteed by GPU, Inc.) through December 1997 of up to $30 million outstanding at any time, which amount decreases for two years thereafter. Up to $15 million may be borrowed in the form of letters of credit. An annual commitment fee of 3/8 of 1% on unborrowed amounts and a letter of credit fee of 1/2 of 1% are payable by GPU International, Inc.

     GPU expects to have short-term debt outstanding from time to time throughout 1997. The peak in short-term debt outstanding typically occurs in the spring, coinciding with normal cash requirements for state revenue tax payments.

     As a result of the Pennsylvania restructuring legislation (see Competitive Environment, Management's Discussion and Analysis), Met-Ed and Penelec each plan to sell transition bonds through a separate trust or other similar entity, with maturities of up to 10 years. Met-Ed and Penelec would use the proceeds from such sale to reduce capitalization and further mitigate stranded costs resulting from customer choice. The timing and amount of the sale of transition bonds will depend upon PaPUC approval of restructuring plans, as well as market conditions.

     The GPU Energy companies have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through various periods into 1997. The GPU Energy companies intend to seek regulatory approval to extend such authorizations through June 1999 for both JCP&L and Penelec, and through December 1999 for Met-Ed. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $120 million, respectively, of which up to $100 million for each company may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1996, the GPU Energy companies issued an aggregate of $120 million (JCP&L $80 million; Penelec $40 million) principal amount of FMBs. The proceeds were used to repay short-term debt and for other corporate purposes. The GPU Energy companies redeemed $115.7 million (JCP&L $25.7 million; Met-Ed $15 million; Penelec $75 million) principal amount of FMBs with 1996 maturities.

     Also in 1996, JCP&L redeemed $20 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.
 In December 1996, Met-Ed and Penelec repurchased an aggregate of $11.4 million stated value and $20 million stated value, respectively, of cumulative preferred stock through cash tender offers, at a total cost of approximately $7.7 million and $14.4 million, respectively.

     In January 1997, JCP&L redeemed an aggregate of $54.2 million principal amount of FMBs, of which $24.2 million were redeemed prior to maturity.

     Present plans call for the GPU Energy companies to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities. In addition, subject to the receipt of further regulatory authorization, further significant investments by the GPU International Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPU International Group section).

     In 1996, GPU Electric, through its wholly-owned subsidiary EI UK, entered into a five-year term loan agreement with a syndicate of banks which provides for borrowings of up to 350 million pounds, which are guaranteed by GPU, Inc. As of December 31, 1996, EI UK had aggregate borrowings outstanding under this facility of 342 million pounds, or approximately U.S. $586 million. The proceeds from these borrowings were used by EI UK to fund its equity investment in Midlands.

     Also in 1996, GPU International, through a wholly-owned subsidiary, completed nonrecourse construction financing for its 300 MW Mid-Georgia project. As of December 31, 1996, aggregate borrowings outstanding for the construction of this project amounted to $62 million, of which $22 million has been guaranteed by GPU, Inc.


                  LIMITATIONS ON ISSUING ADDITIONAL SECURITIES

     The GPU Energy companies' FMB indentures and/or charters contain provisions which limit the total amount of securities evidencing secured indebtedness and/or unsecured indebtedness which the GPU Energy companies may issue, the more restrictive of which are discussed below.

     The GPU Energy companies' FMB indentures require that, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding the issuance of additional FMBs, net earnings (before income taxes, with other income limited to 5% of operating income before income taxes for JCP&L and Met-Ed and 10% for Penelec) available for interest on FMBs shall have been at least twice the annual interest requirements on all FMBs to be outstanding immediately after such issuance. Moreover, the GPU Energy companies' FMB indentures restrict the ratio of the principal amount of FMBs which may be issued to not more than 60% of available bondable value of property additions. In addition, the indentures, in general, permit the GPU Energy companies to issue additional FMBs against a like principal amount of previously issued and retired FMBs.

     At December 31, 1996, the net earnings requirement under the GPU Energy companies' FMB indentures, as described above, would have permitted JCP&L, Met-Ed and Penelec to issue $1.1 billion, $606 million and $556 million, respectively, principal amount of additional FMBs at an assumed 8% interest rate. However, the GPU Energy companies had bondable value of property additions sufficient to permit JCP&L, Met-Ed and Penelec to issue only approximately $361 million, $377 million and $257 million, respectively, principal amount of additional FMBs. In addition, the GPU Energy companies' FMB indentures would have permitted JCP&L, Met-Ed and Penelec to issue approximately $261 million, $60 million and $142 million, respectively, of FMBs against retired FMBs.

     Among other restrictions, the GPU Energy companies' charters provide that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of (a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 1996, these provisions would have permitted JCP&L, Met-Ed and Penelec to issue $852 million, $419 million and $391 million, respectively, stated value of cumulative preferred stock at an assumed 7.5% dividend rate.

     The GPU Energy companies' charters also provide that, without the consent of the holders of a majority of the total voting power of the GPU Energy companies' outstanding preferred stock, the GPU Energy companies may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by the GPU Energy companies or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years (or within three years of maturity for all unsecured indebtedness having original maturities in excess of 10 years) would exceed 10% of the aggregate of (a) the total principal amount of all outstanding secured indebtedness issued or assumed by the GPU Energy companies and (b) the capital and surplus of the GPU Energy companies. At December 31, 1996, these restrictions would have permitted JCP&L, Met-Ed and Penelec to have approximately $292 million, $130 million and $145 million, respectively, of unsecured indebtedness outstanding.

     The GPU Energy companies have obtained authorization from the SEC to incur short-term debt (including indebtedness under the Credit Agreement and commercial paper) up to the GPU Energy companies' charter limitations.


                                   REGULATION

     As a registered holding company, GPU, Inc. is subject to regulation by the SEC under the 1935 Act. GPU is also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the GPU Energy companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which GPU may engage in nonutility businesses (see Other Developments and GPU Initiatives section). Each of the GPU Energy companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in New Jersey by the NJBPU and in Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. Although Penelec does not render electric service in Maryland, the Public Service Commission of Maryland has jurisdiction over the portion of Penelec's property located in that state. Moreover, with respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the GPU Energy companies are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the construction, ownership and operation of nuclear generating stations and other related matters. JCP&L is also subject, in certain respects, to regulation by the PaPUC in connection with its participation in the ownership and operation of certain facilities located in Pennsylvania. See Electric Generation and the Environment - Environmental Matters section, for additional information.

     Midlands, the GPU International Group's electric distribution subsidiary in England, is subject to regulation by the Office of Electricity Regulation. Midlands' network charges are subject to regulatory review every five years, with the results of the next review scheduled for release on April 1, 2000. The supply business franchise license currently relates only to customers having an annual maximum demand of less than 100 KW. Customers with a higher maximum demand are able to buy their electricity from any electricity supplier. This option will be extended to cover all customers effective April 1, 1998.

     Solaris, the GPU International Group's electric distribution subsidiary in Australia, is subject to regulation by the Office of the Regulator General. Solaris' network and connection charges are subject to regulatory review every five years, with the next review scheduled for January 1, 2000. In addition, Solaris' franchise license becomes nonexclusive in stages through the year 2001, at which time all customers will be permitted to choose their source of electric supply.

     Empresa Guaracachi S.A., the GPU International Group's electric generation subsidiary in Bolivia, is subject to regulation under the

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

                     ELECTRIC GENERATION AND THE ENVIRONMENT

 Fuel

     The GPU Energy companies utilized fuels in the generation of electric energy during 1996 in approximately the following percentages:

                                 1996 Actuals

                        Total    JCP&L    Met-Ed   Penelec

     Coal                60%      24%       56%      86%
     Nuclear             38%      70%       42%      13%
     Gas                  1%       4%        -        -
     Oil                  1%       4%        1%       -
     Other*               -       (2)%       1%       1%

   * Represents hydro and pumped storage (which is a net user of electricity).

     Approximately 40% (JCP&L 58%; Met-Ed 34%; Penelec 29%) of the GPU Energy companies' total energy requirements in 1996 was supplied by purchases and interchange from other utilities and NUGs. For 1997, the GPU Energy companies estimate that their use of fuels in the generation of electric energy will be in the following percentages:

                                 1997 Estimates

                        Total    JCP&L    Met-Ed   Penelec

     Coal                64%      24%       63%      90%
     Nuclear             33%      71%       33%      10%
     Gas                  3%      10%        2%       -
     Oil                  -        -         -        -
     Other*               -       (5)%       2%       -

   * Represents hydro and pumped storage.

     Approximately 40% (JCP&L 59%; Met-Ed 37%; Penelec 26%) of the GPU Energy companies' 1997 energy requirements are expected to be supplied by purchases and interchange from other utilities and NUGs.

     Fossil: The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; Met-Ed - 16.45% ownership interest in Conemaugh; and Penelec - 50% ownership interest in Homer City). The contracts, which expire between 1997 and 2004, require the purchase of either fixed or minimum amounts of coal. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for Homer City also includes a provision for the payment of postretirement benefits costs. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $133 million (JCP&L $23 million; Met-Ed $29 million; Penelec $81 million) for 1997.

     The GPU Energy companies' coal-fired generating stations now in service are estimated to require an aggregate of 155 million tons (JCP&L 15 million tons; Met-Ed 41 million tons; Penelec 99 million tons) of coal over the next twenty years. Of this total requirement, approximately 8 million tons (JCP&L 3 million tons; Penelec 5 million tons) are expected to be supplied by nonaffiliated mine-mouth coal companies with the balance supplied through short- and long-term contracts and spot market purchases.

     At the present time, adequate supplies of fossil fuels are readily available to the GPU Energy companies, but this situation could change rapidly as a result of actions over which they have no control.

     Nuclear: The preparation of nuclear fuel for generating station use involves various manufacturing stages for which GPU contracts separately. Stage I involves the mining and milling of uranium ores to produce natural uranium concentrates. Stage II provides for the chemical conversion of the natural uranium concentrates into uranium hexafluoride. Stage III involves the process of enrichment to produce enriched uranium hexafluoride from the natural uranium hexafluoride. Stage IV provides for the fabrication of the enriched uranium hexafluoride into nuclear fuel assemblies for use in the reactor core at the nuclear generating station.

     In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE has requested recommendations for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. The DOE's inability to accept spent nuclear fuel by 1998 could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. For TMI-1, under normal operating conditions, there is, with minor planned modifications, sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life, while maintaining the ability to remove the entire reactor core.

     At Oyster Creek, GPUN completed the construction of an interim spent fuel dry storage facility in 1996. Currently, however, the dry storage facility at Oyster Creek is not operational. The NRC has recently raised certain quality assurance concerns regarding the vendor's quality assurance program and the manufacture of the storage components under this quality assurance program. Based on these concerns, the NRC issued a "Demand for Information" letter to the vendor in late January 1997. This letter requires the vendor to review and evaluate its program and provide a detailed response within 60 days.

     In addition, GPUN had planned to use Oyster Creek's existing overhead reactor building crane to remove fuel from the spent fuel pool to the interim storage facility. The NRC has raised a safety concern regarding the use of this crane while the plant is operating, and has requested GPUN to request a license amendment addressing its use. GPUN is currently reviewing the available options for moving spent fuel to the dry storage facility.

     If these issues are resolved and the interim spent fuel dry storage facility becomes operational, Oyster Creek would have sufficient on-site storage capacity to accommodate, under normal operating conditions, its spent nuclear fuel through the end of its current licensed life, while maintaining the ability to remove the entire reactor core.

 Environmental Matters

     GPU is subject to a broad range of federal, state and local environmental and employee health and safety legislation and regulations. In addition, the GPU Energy companies are subject to licensing of hydroelectric projects by the

 FERC and of nuclear power projects by the NRC. Such licensing and other actions by federal agencies with respect to projects of the GPU Energy companies are also subject to the National Environmental Policy Act.

     As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, ambient air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or cleanup waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plant (MGP) sites, coal mine refuse piles and generation facilities. With regard to electromagnetic fields, GPU may be required to postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material. The consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant, are unknown. GPU believes the costs described above should be recoverable, but recognizes that recovery cannot be assured.

     GPU records liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1996, the GPU Energy companies have liabilities recorded on their balance sheets for environmental matters totaling $74 million, as follows:

     Company            Site Description           Amount (in millions)
     JCP&L              MGP sites                           $45
     Penelec            Seward station                       12
     All                Ash disposal sites                    9*
     JCP&L              Various non-MGP sites                 6
     Met-Ed/
     Penelec            Various other sites                   2**
       Total                                                $74

 *   (JCP&L $1; Met-Ed $2; Penelec $6)
 **  (Met-Ed $1; Penelec $1)

 For further discussion of the liabilities recorded for JCP&L's MGP sites, Penelec's Seward station property and the GPU Energy companies' ash disposal sites, see the Water, Residual Waste and Hazardous/Toxic Wastes sections, respectively.

     In 1996, the GPU Energy companies made capital expenditures of approximately $13 million (JCP&L $3 million; Met-Ed $2 million; Penelec $8 million) in response to environmental considerations and have budgeted approximately $14 million (JCP&L $1 million; Met-Ed $2 million; Penelec $11 million) for this purpose in 1997. The incremental annual operating and maintenance costs for such equipment is not expected to be material.

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

     The U.S. Environmental Protection Agency (EPA) has adopted regulations that establish thermal and other limitations for effluents discharged from both existing and new steam electric generating stations. Standards of performance are developed, and enforcement of effluent limitations is accomplished, through the issuance of discharge permits by the EPA, or states authorized by the EPA, which specify limitations to be applied. Discharge permits are required for all of the GPU Energy companies' steam generating stations. JCP&L has filed an application with the New Jersey Department of Environmental Protection (NJDEP) for a discharge permit for its Yards Creek pumped storage facility. Negotiations are proceeding on this with the NJDEP through a pre-draft review process. In addition, the discharge permits for JCP&L's Sayreville station and Met-Ed's Portland station have expired, but the terms of both have been administratively extended pending action by the NJDEP and Pennsylvania Department of Environmental Protection (PaDEP), respectively. GPU has obtained all other required permits for its generating facilities under the Clean Water Act.

     The NJDEP has proposed thermal and other conditions for inclusion in the discharge permit for JCP&L's Sayreville generating station which, among other things, could require JCP&L to install cooling towers and/or modify the water intake/discharge systems at this facility. JCP&L has objected to these conditions and has requested an adjudicatory hearing with respect thereto. Implementation of these permit conditions has been stayed pending action on JCP&L's hearing request, or alternatively, through negotiation during the permit renewal process. JCP&L has made filings with the NJDEP that, JCP&L believes, justify the issuance of a thermal variance to permit the continued use of the present once-through cooling system. Based on the NJDEP's review of these demonstrations, substantial modifications may be required at this station, which may result in material capital expenditures.

     The discharge permit for the Oyster Creek station may, among other things, require the installation of a closed-cycle cooling system, such as a cooling tower, to meet New Jersey state water quality-based thermal effluent limitations. Although construction of such a system is not required in order to meet the EPA's regulations setting effluent limitations for the Oyster Creek station (such regulations would accept the use of the once- through cooling system now in operation at this station), a closed-cycle cooling system may be required in order to comply with the water quality standards imposed by the NJDEP for water quality certification and incorporated in the station's discharge permit. If a cooling tower is required, the capital costs could exceed $150 million. In October 1994, following six years of studies, the NJDEP issued a new Discharge to Surface Water Permit for the Oyster Creek station. The new permit grants JCP&L a variance from the New Jersey Surface Water Quality Standards. The variance allows the continued operation of the existing once-through cooling system without modifications such as cooling towers. The variance is effective through October 1999. The NJDEP could revoke the variance at any time upon failure to comply with the permit conditions.

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the PaDEP that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. The refuse piles have contributed to acid mine drainage to the Conemaugh River. Penelec signed a modified Consent Order (Order), which became effective December 1996, that establishes a schedule for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. The Order requires Penelec to submit a groundwater remediation plan by May 31, 1998, and also requires compliance with stormwater discharge limits contained in the Seward station's discharge permit by November 1998, if the station is repowered, or by November 1999, if the station is not repowered. In addition, the Order requires Penelec to perform an aquatic study on the Conemaugh River in order to receive a thermal variance.

     Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $25 million and recorded a liability of $12 million at December 31, 1996. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs through its restructuring plan to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1996.

     In 1993, York Haven Power Company, a wholly-owned subsidiary of Met-Ed, entered into an agreement with various agencies to construct a fish passage facility at the York Haven hydroelectric project by April 2000. This agreement is part of the FERC license. The present estimated installed cost of the facility is $7 million. Construction is expected to begin in 1998.

     The GPU Energy companies are also subject to environmental and water diversion requirements adopted by the Delaware River Basin Commission and the Susquehanna River Basin Commission, as administered by those commissions or the PaDEP and the NJDEP.

     Nuclear: Reference is made to Nuclear Facilities for information regarding the TMI-2 accident, its aftermath and the GPU Energy companies' other nuclear facilities.

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste (radwaste) disposal facility in New Jersey, which should commence operation by the end of 2003. Currently, the N.J. Low-Level Radwaste Disposal Facility Siting Board is looking for a volunteer community to host the site. GPUN's total share of the cost for developing, constructing, and licensing the facility is estimated to be $58 million, which will be paid through 2002. Through December 1996, GPUN has paid $6 million. As a result, at December 31, 1996, a liability of $52 million is reflected on the Consolidated Balance Sheet. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded.

     Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact to construct a facility for the disposal of low-level radwaste in those states, including low-level radwaste from TMI-1. To date, pre-construction costs of $33 million, out of an estimated $88 million, have been paid. Eleven nuclear plants have so far shared equally in the pre-construction costs; GPUN has contributed $3 million on behalf of TMI-1. All contributors, including nonutility radwaste producers within the compact that make voluntary contributions, will receive certain credits against surcharges to be paid by all depositors of waste over a ten-year period. The methodology for the allocation of these credits has yet to be determined. In addition, $50 million of estimated construction costs will be funded by an independent contractor and recovered by the contractor through waste disposal fees collected during the first five years of the facility's operation. Delays in the facility's construction could result in additional funding requirements, however.

     GPUN is currently shipping low-level radwaste to the Barnwell, South Carolina radwaste disposal site. Operation of the Northeast Compact disposal facility, initially expected to commence by the mid-1990's, is now expected to be delayed until at least the end of 2003. The Appalachian Compact disposal facility, which was scheduled to open in 1999, is now estimated to be operational by 2002. Continuing delays in the completion of these disposal facilities will require GPUN to perform an evaluation of its ability to safely store radwaste beyond these dates.

     The GPU Energy companies have provided for future contributions to the Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government. GPU's total liability at December 31, 1996 amounted to $34 million (JCP&L $22 million; Met-Ed $8 million; Penelec $4 million). The remaining amount recoverable from ratepayers at December 31, 1996 is $36 million (JCP&L $23 million; Met-Ed $9 million; Penelec $4 million).

     Air: With respect to air quality, the GPU-owned or operated generating stations are subject to certain state environmental regulations of the NJDEP and the PaDEP. The stations are also subject to certain federal environmental regulations of the EPA. One of the major sets of regulations that governs air quality is the Federal Clean Air Act of 1970 (CAA):

     CAA Title I sets National Ambient Air Quality Standards (NAAQS) for certain criteria pollutants. The criteria pollutants are ozone, sulfur dioxide (SO2), nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, this Title has established the Ozone Transport Region (OTR), which includes 12 northeast states and the District of Columbia, to address the transport of those pollutants leading to non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxide (NOx) and volatile organic compounds
 (VOCs). Fossil fuel-fired electric generating stations are major sources of NOx emissions. Pennsylvania and New Jersey are part of the OTR, and will be required to control NOx emissions to a level that will provide for the attainment of the ozone standard in the Northeast. As an initial step, major stationary sources of NOx were required to implement Reasonably Available Control Technology (RACT) by May 31, 1995. The PaDEP proposed that RACT be determined on a case-by-case basis and thus could be different for each unit or facility. RACT proposals were prepared and submitted to the PaDEP in 1994. GPU has opted for the installation of low NOx burners or other control technology, and in some cases, limitations on annual operations, in order to achieve the reductions required by the PaDEP RACT regulations. The NJDEP's RACT regulations establish maximum allowable emission rates for utility boilers based on fuel used and boiler type, and on combustion turbines based on fuel used. Existing units are eligible for emissions averaging upon approval of an averaging plan by the NJDEP. JCP&L is in compliance with NJDEP RACT regulations.

     A Memorandum of Understanding (MOU) has been signed by the members of the Ozone Transport Commission (OTC). The MOU calls for inner and outer zones, with seasonal NOx emission reductions from 1990 emission levels of 65% and 55%, respectively, by May 1, 1999. JCP&L, Met-Ed and Penelec will spend an estimated $1 million, $9 million and $7 million, respectively, to meet the 1999 reductions set by the OTC. The MOU also calls for a 75% reduction from 1990 emission levels by May 2003. The 2003 limits will not be imposed if a scientific demonstration to be provided by the North American Research Strategy for Tropospheric Ozone (NARSTO) finds that less restrictive limits would be necessary to obtain compliance with the ozone NAAQS. However, there is also the potential that the NARSTO effort may actually recommend more severe reductions than outlined in the MOU. A market-based NOx trading system is proposed to allow for the transfer of excess reductions encouraging alternate compliance strategies.

     Under mandatory, routine review of the ozone NAAQS, the EPA proposed new standards in November 1996 that will significantly increase the areas in the country which are not in attainment of the NAAQS. The EPA is soliciting comments on the proposal and must finalize the regulation by June 1997. A timeline for implementation of the new standards calls for attainment designations by June 1999; state implementation plans (SIP) by 2000 and 2002 for attainment and non-attainment areas, respectively; and attainment, with probable extensions, by 2011.

     The area around the Warren station has been designated as non-attainment for the SO2 NAAQS. The EPA and the PaDEP have both approved the use of a non-guideline air quality model, which is more representative and less conservative than the EPA guideline model, to evaluate the ambient air quality impacts of the station. This modeling has demonstrated attainment for the area, with no required reduction in Warren station emissions. At Shawville station, the approved use of the same non-guideline model shows attainment of the SO2 NAAQS within current Pennsylvania default SO2 emission limits.

     The vicinity of the Chestnut Ridge Energy Complex, which includes the Homer City, Conemaugh, Keystone and Seward stations, is officially designated as being in attainment of the SO2 NAAQS; however, both the EPA and the PaDEP
 have questioned the area's attainment of this standard.   The EPA and the
 PaDEP have both approved the use of the same non-guideline model discussed above to evaluate the ambient air quality impacts of these generating stations. This model will also be used in the development of a compliance strategy for all generating stations in the Chestnut Ridge Energy Complex.

     Attainment of the SO2 NAAQS has been taken into account as part of the design of the Conemaugh station scrubbers. In addition, Met-Ed has initiated ambient air quality modeling studies for its Portland and Titus Stations, which will take several years to complete. While the results are uncertain, these studies may result in a revised Pennsylvania SIP with source-specific emission limitations in order to attain NAAQS for SO2. If SO2 emissions need to be reduced to meet the new SIP, Met-Ed will reevaluate its options available for Portland and Titus stations.

     Based on the results of the studies pursuant to compliance with NAAQS, significant SO2 reductions may be required at one or more of these stations, which could result in significant capital and additional operating expenditures.

     Under a court ordered review of the NAAQS for particulate matter, the EPA released proposed new standards in November 1996, which could significantly increase the areas in the country that are not in attainment of the standard. The particulate matter NAAQS impact NOx and SO2 emission sources. It is possible that once attainment status is defined by the EPA and the reductions required under other provisions of the CAA are realized, compliance with the particulate matter NAAQS could require further reductions in NOx and/or SO2 emissions.

     Certain other environmental regulations limit the amount of particulate matter emitted into the environment. GPU has installed equipment at its coal-fired generating stations and may find it necessary to either upgrade or install additional equipment at certain of its stations to consistently meet particulate emission requirements. Also, the proposed revision to the particulate matter NAAQS could trigger reduction requirements.

     Title III of the CAA deals with emissions of hazardous air pollutants
 (HAPs). As part of Title III, the EPA is charged with conducting a study to determine if fossil fuel-fired electric steam generating units pose a serious threat to public health due to emissions of HAPs. The study will seek to determine whether regulation of utility sources is appropriate and necessary. If the study results prove, through risk analysis, that regulation is required, a Maximum Achievable Control Technology (MACT) standard will be developed for utility sources. An interim study report was published in October 1996. In general, the study did not find unacceptable health risks from utility sources, but recommended further analysis of long-range transport of HAPs and the impact of mercury emissions. The interim report does not include the EPA's official recommendation as to the necessity of HAP regulation for utilities.

     Title IV of the CAA requires substantial reductions to meet a national cap in SO2 emissions beginning in the years 1995 and 2000 (Phases I and II, respectively). As a result, it will be necessary for the GPU Energy companies to install and operate emission control equipment, switch to slightly lower sulfur coal at some of their coal-fired plants, or purchase emission allowances in order to achieve compliance. Title IV also imposes requirements for the installation of NOx controls. To comply with Titles I and IV of the CAA, the GPU Energy companies expect to spend up to $277 million (JCP&L $46 million; Met-Ed $117 million; Penelec $114 million) for air pollution control equipment by the year 2000, of which approximately $240 million (JCP&L $43 million; Met-Ed $95 million; Penelec $102 million) has been spent as of December 31, 1996 (these amounts include costs to meet the 1999 reductions set by the OTC, as discussed on page 33). The capital costs of equipment are for the installation of flue gas desulfurization systems (scrubbers), low NOx burner technology, selective noncatalytic reduction and particulate removal upgrades. The capital costs of this equipment and the increased operating costs of the affected stations are expected to be recoverable, but recovery is not assured.

     Conemaugh, Portland and Shawville stations are Phase I affected units.
 The second of two scrubbers was completed at the Conemaugh station during 1995, as part of GPU's plans to comply with SO2 emission limitations. For the Portland station, Met-Ed plans to meet its Phase I compliance obligation through the use of SO2 emission allowances, including allowances allocated directly to Portland station by the EPA and excess allowances transferred from the Conemaugh station that result from operation of the scrubbers. The Shawville station will require lower sulfur coal and/or the purchase of emission allowances to meet its Phase I requirements.

     GPU's current strategy for Phase II compliance is the use of fuel switching and the purchase of allowances at the Keystone and the Homer City Unit 3 stations, with periodic reviews of the cost effectiveness of the installation of scrubbers. Switching to lower sulfur coal and/or the purchasing of allowances is currently planned for the Titus, Seward, Portland, Shawville and Warren stations as well. Homer City units 1 and 2 will use existing coal cleaning technology and the purchase of allowances. Additional control modifications are not expected to be necessary for Phase II compliance at the Conemaugh and Sayreville Stations.

     Title IV of the CAA also requires Phase I and Phase II affected units to install a continuous emission monitoring system (CEMS) and provide quality assurance for the data related to SO2, NOx, opacity and volumetric flow. In addition, Title VIII of the CAA requires all affected sources to monitor carbon dioxide emissions. Monitoring systems have been installed and certified on JCP&L, Met-Ed and Penelec's Phase I and Phase II affected units as required by EPA, NJDEP and PaDEP regulations.

     The PaDEP has a CEMS enforcement policy to ensure consistent compliance with air quality regulations under federal and state statutes. The CEMS enforcement policy includes matters such as visible emissions, SO2 emission standards, NOx emissions and a requirement to maintain certified CEMS equipment. In addition, this policy provides a mechanism for the payment of certain prescribed amounts to the Pennsylvania Clean Air Fund (Clean Air Fund) for air pollutant emission excess or monitoring failures. With respect to the operation of Met-Ed and Penelec's generating stations, it is not anticipated that payments to be made to the Clean Air Fund due to CEM penalties will be material in amount. The CAA has also expanded the enforcement options available to the EPA and the states and contains more stringent enforcement provisions and penalties. Moreover, citizen suits can seek civil penalties for violations of this act.

     CAA Title V required that comprehensive permit applications be submitted by major stationary sources to the permitting authorities in 1995. Title V may dramatically increase the level of effort required to track compliance and tabulate emissions of the numerous processes regulated by the new permits once issued. The states' Title V program also established new emission fee structures. In 1996, the Pennsylvania stations paid $1.5 million in emissions fees, and the New Jersey fees totaled approximately $55,000. Emission fees are based on the level of actual emissions and are assessed on a per ton basis.

     GPU continues to reassess its options for compliance with the CAA, including those that may result from the continued development of the emission trading allowance market. GPU's compliance strategy, especially with respect to Phase II, could change as a result of further review, discussions with co-owners of jointly owned stations and changes in federal and state regulatory requirements.

     In the fall of 1993, the Clinton Administration announced its Climate Change Action Plan (Plan), intended to reduce greenhouse gas emissions to 1990 levels by the year 2000. The Plan relies heavily on voluntary action by industry. GPU has joined approximately 630 other electric utility companies which have signed accords or are otherwise cooperating with the DOE under the Climate Challenge Program, which is the electric utility's response to the Plan. GPU's greenhouse gas management program is expected to reduce, sequester, or avoid the equivalent of eight million tons of carbon dioxide emissions between 1995 and 2000.

     In 1995, as a result of the United Nations Framework Convention on

 Climate Change, over 160 countries began a negotiating process to produce a document which would address the reduction of greenhouse gas emissions after the year 2000. The U.S. State Department supports the negotiations and calls for all developed nations to commit to emission reductions. The State Department also supports global emissions credit banking and trading similar to the domestic SO2 allowance trading program.

     Electromagnetic Fields: There have been a number of studies regarding the possibility of adverse health effects from electric and power frequency magnetic fields that are found everywhere there is electricity. While some of the studies have indicated some association between exposure to magnetic fields and cancer, other studies have indicated no such association. The studies have not shown any causal relationship between exposure to magnetic fields and cancer, or any other adverse health effects. In 1990, the EPA issued a draft report that identifies magnetic fields as a possible carcinogen, although it acknowledged that there is still scientific uncertainty surrounding these fields and their possible link to adverse health effects. On the other hand, a 1992 White House Office of Science and Technology policy report states that "there is no convincing evidence in the published literature to support the contention that exposures to extremely low frequency electric and magnetic fields generated by sources such as household appliances, video display terminals, and local power lines are demonstrable health hazards." In 1994, results of a large-scale epidemiology study of electric utility workers suggested a statistical relationship between brain cancer and the class of workers who received the highest exposure. These findings conflicted with two earlier large-scale studies that found no such relationship. In 1996, the National Research Council of the National Academy of Sciences released a report which concluded that, "Based on a comprehensive evaluation of published studies relating to the effects of power-frequency electric and magnetic fields on cells, tissues and organisms (including humans), ... the current body of evidence does not show that exposure to these fields presents a human-health hazard. Specifically, no conclusive and consistent evidence shows that exposures to residential electric and magnetic fields produce cancer, adverse neurobehavioral effects, or reproductive and developmental effects." Additional studies, which may foster a better understanding of the subject, are presently underway.

     Certain parties have alleged that exposure to electric and magnetic fields associated with the operation of transmission and distribution facilities will produce adverse impacts upon public health and safety and upon property values. Furthermore, regulatory actions under consideration by the NJDEP and bills introduced in the Pennsylvania legislature could, if enacted, establish a framework under which the intensity of the fields produced by electric transmission and distribution lines would be limited or otherwise regulated.

     The GPU Energy companies cannot determine at this time what effect, if any, this matter will have on their respective results of operations and financial position.

     Residual Waste: PaDEP regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could require the installation of additional monitoring wells and the evaluation of one year's data. If the assessments show degradation of the groundwater, Penelec and Met-Ed would be required to develop abatement plans, which may include the lining of currently unlined facilities. To date, Penelec has not identified any cases requiring abatement. Although Met-Ed's Titus station ash disposal site was upgraded in 1991 and meets many of the lined facility requirements, degradation has been identified at the site. In 1996, Met-Ed filed an abatement plan with the PaDEP in conjunction with its re-permitting application (see discussion below), which states that the problem will be abated once the station is closed and projected site closure procedures have been performed. Approval of the plan by the PaDEP is pending. Also, Met-Ed's Portland station ash disposal site requires significant modifications. Various alternatives for upgrading the site are being evaluated, including beneficial uses of coal ash.

     The GPU Energy companies are required to submit applications for re-permitting seven (JCP&L- one; Met-Ed- three; Penelec- three) operating ash disposal sites to the PaDEP by July 1997, including projected site closure procedures and related cost estimates. Applications have been filed with the PaDEP for five (JCP&L- one; Met-Ed- two; Penelec- two) of these sites. The cost estimates for the closure of these five sites range from approximately $9 million to $14 million (JCP&L $1 million; Met-Ed $2 million to $4 million; Penelec $6 million to $9 million), and a liability of $9 million (JCP&L $1 million; Met-Ed $2 million; Penelec $6 million) is reflected on the Consolidated Balance Sheet at December 31, 1996. JCP&L's share of these costs, which results from its 16.67% ownership interest in the Keystone station, has been deferred based on past rate recovery precedent, and Penelec and Met-Ed expect recovery through their restructuring plans to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis). As a result, a regulatory asset of $9 million (JCP&L $1 million; Met-Ed $2 million; Penelec $6 million) is reflected on the Consolidated Balance Sheet at December 31, 1996.

     Other PaDEP residual waste compliance requirements involve storage impoundments, which also will eventually require groundwater monitoring systems and potential assessments of impact on groundwater. Groundwater abatement may be necessary at locations where pollution problems are identified. The removal of all the residual waste ("clean closure") will be done at some impoundments to eliminate the need for future monitoring and abatement requirements. Storage impoundments must have implemented groundwater monitoring plans by 2002, but the PaDEP can require this at any time prior to this date or, at its discretion, defer full compliance beyond 2002 for some storage impoundments.

     Preliminary groundwater assessment plans have been conducted at Met-Ed's Portland and Titus stations' industrial waste treatment impoundments. The Portland station impoundments were upgraded in 1987 and meet the requirements for lined impoundments. The station's assessment plan is pending with the PaDEP. Additional data will be collected and evaluated to determine if abatement will be required. Although new groundwater monitoring wells were installed at the Titus station, the station impoundments will require significant modifications by 2002.

     There are also a number of issues still to be resolved regarding certain waivers related to Penelec's existing landfill and storage impoundment compliance requirements. These waivers could significantly reduce the cost of many of Penelec's facility compliance upgrades.

     Hazardous/Toxic Wastes: Under the Toxic Substances Control Act (TSCA), the EPA has adopted certain regulations governing the use, storage, testing, inspection and disposal of electrical equipment that contains polychlorinated biphenyls (PCBs). Such regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. GPU has met all requirements of the TSCA necessary to allow the continued use of equipment containing PCBs and has taken substantive voluntary actions to reduce the amount of PCB-containing electrical equipment.

     Prior to 1953, the GPU Energy companies owned and operated MGP sites in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGP sites is, or may be, present both on-site and off-site. Claims have been asserted against the GPU Energy companies for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. To date, JCP&L has identified 17 former MGP sites and two off-site properties where MGP waste may have been sent. JCP&L has entered into cost sharing agreements with New Jersey Natural Gas Company and

 Elizabethtown Gas Company, under which JCP&L is responsible for 60% of all costs incurred in connection with the remediation of 12 of these sites. In addition, JCP&L has entered into Administrative Consent Orders (ACOs) with the NJDEP for seven of these sites and has entered into Memoranda of Agreement
 (MOAs) with the NJDEP for eight of these sites.  JCP&L anticipates entering
 into MOAs for the remaining sites.   The ACOs specify the agreed upon
 obligations of both JCP&L and the NJDEP for remediation of the sites. The MOAs afford JCP&L greater flexibility in the schedule for investigation and remediation of the sites.

     As of December 31, 1996, JCP&L has spent approximately $23 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $45 million relating to expected future costs of these sites, including the two off-site properties. This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $45 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     JCP&L defers these remediation expenditures and accrues interest as previously authorized by the NJBPU, and will continue to defer estimated future remediation costs. JCP&L has requested the establishment of an adjustment clause for the recovery of future remediation costs in its Remediation Adjustment Clause (RAC) filing, which is currently under NJBPU review. The Final Settlement pending before the NJBPU would allow JCP&L to continue its accounting treatment for remediation costs and would also provide for the RAC proceeding to remain open for future review.

     JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery has begun in this case.

     The Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendment and Reauthorization Act of 1986 authorize the EPA to issue an order compelling responsible parties to take cleanup action at any location that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Pennsylvania and New Jersey have enacted legislation giving similar authority to the PaDEP and the NJDEP, respectively. Because of the nature of the GPU Energy companies' business, various by-products and substances are produced and/or handled that are classified as hazardous under one or more of these statutes. GPU generally provides for the treatment, disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain cleanup costs on the generators of the wastes. GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

                   JCP&L   MET-ED  PENELEC    GPUN     GPU, INC.   TOTAL

                     5       4        2         1          1        10

     In addition, certain of the GPU companies have been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not yet been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. A discussion of five PRP sites, where it is probable that a loss has been incurred, follows:

     JCP&L, Met-Ed and GPUN are among the more than 800 PRPs under CERCLA who may be liable to pay for costs associated with the investigation and remediation of the Maxey Flats disposal site, located in Fleming County, Kentucky. A negotiated settlement among all parties has been finalized and cleanup efforts have begun. The interim remediation work is estimated to cost $63 million, for which all responsible parties will be jointly and severally liable. The estimated allocation, which is based upon a percentage of the total volume of waste believed shipped to the site, is JCP&L $1.1 million, Met-Ed $400 thousand and GPUN $150 thousand. A liability is reflected on the Consolidated Balance Sheet accordingly.

     JCP&L has been named as a PRP by the NJDEP for allegedly disposing of hazardous waste at the Global Landfill, a dump site located in New Jersey. JCP&L signed a Consent Decree, along with about 50 other PRPs, to investigate the site and conduct site remediation. The current estimated cost of the remediation is $33 million. A final allocation of JCP&L's share has not yet been made. However, JCP&L's interim estimated allocation is $500,000. The extent of the future liability beyond the $500,000 cannot be estimated at this time. At December 31, 1996, JCP&L has recorded a liability of $500,000.

     Met-Ed received a PRP notice from the PaDEP asserting that it had disposed of hazardous waste at the Industrial Solvents & Chemical Company site, a former solvents recycler. This site is being remediated under the Pennsylvania Hazardous Sites Cleanup Act. Met-Ed has made immaterial payments to the PRP group for the water line installation and the removal of tanks, drums and other materials at the site. A groundwater study to determine the extent of ground water contamination was completed in 1996 and has been submitted to the PaDEP. A feasibility study will be conducted later in 1997 to determine the extent of additional remediation needed. Met-Ed cannot reasonably estimate its remaining liability until the feasibility study results are available and the PaDEP selects a remedy for ground water contamination.

     Penelec is part of a group of 10 PRPs who have entered into a Consent Decree with Pennsylvania and a settlement with the EPA to pay for costs associated with the remediation of a dump site located in Mill Creek Township near Erie, Pennsylvania. Penelec has paid approximately $114,000 in costs for the settlement with Pennsylvania and $600,000 in costs for the settlement with the EPA. Penelec's share of the remaining costs for the site is estimated to be $500,000 (including costs to cap the site), for which a liability has been recorded at December 31, 1996.

     Penelec has been named as a PRP by the EPA, along with over 1,000 other PRPs, for allegedly disposing of hazardous materials at the Jack's Creek/Sitken site, a former metals recycling and smelting operation in Mifflin County, Pennsylvania. Penelec has joined a PRP group, which is exploring a settlement with the EPA, but cannot predict the ultimate outcome of the negotiations.

     The ultimate cost of remediation of these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved. GPU and the GPU Energy companies are unable to estimate the extent of possible remediation and associated costs of additional environmental matters.


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

     The extent to which competition in the electric utility industry will affect the territories currently served by the GPU Energy companies and their rights to provide electric utility service in those territories is uncertain. Refer to Competitive Environment and The GPU Energy Companies' Supply Plan, Management's Discussion and Analysis for further discussion.


                               EMPLOYEE RELATIONS

     At February 28, 1997, GPU had 9,061 full-time employees (JCP&L 2,363; Met-Ed 2,234; Penelec 1,895; all other companies 2,569). The nonsupervisory production and maintenance employees of the GPU Energy companies and certain of their nonsupervisory clerical employees are represented for collective bargaining purposes by local unions of the International Brotherhood of Electrical Workers (IBEW) at JCP&L, Met-Ed and Penelec and the Utility Workers Union of America (UWUA) at Penelec.

     Penelec's five-year contracts with the IBEW and UWUA expire on May 14, 1998 and June 30, 1998, respectively. Met-Ed's three-year contract with the IBEW expires on April 30, 1997. Negotiations between Met-Ed and the IBEW began in March 1997. JCP&L's three-year contract with the IBEW expires on October 31, 1999.

 ITEM 2.  PROPERTIES.

 Generating Stations

     At December 31, 1996, the generating stations of the GPU Energy companies had an aggregate effective capability of 6,606,000 net kilowatts (KW), as follows:

   Name of            GPU Energy       Year of           Net KW
   Station             Company       Installation       (Summer)
   COAL-FIRED:
   Homer City(a)      Penelec         1969-1977           942,000
   Shawville          Penelec         1954-1960           597,000
   Portland           Met-Ed          1958-1962           401,000
   Keystone(b)        JCP&L           1967-1968           283,000
   Conemaugh(c)       Met-Ed          1970-1971           280,000
   Titus              Met-Ed          1951-1953           243,000
   Seward             Penelec         1950-1957           196,000
   Warren             Penelec         1948-1949            82,000

   NUCLEAR:
   TMI-1(d)           All               1974              786,000
   Oyster Creek       JCP&L             1969              619,000


   GAS/OIL-FIRED:
   Sayreville         JCP&L           1930-1958           229,000
   Combustion
    Turbines(e)       All             1960-1996         1,299,000
   Other(f)           All             1968-1977           298,000
   Hydroelectric(g)   Met-Ed/Penelec  1905-1969            64,000

   PUMPED STORAGE:(h)
   Yards Creek        JCP&L             1965              200,000
   Seneca             Penelec           1969               87,000
   TOTAL                                                6,606,000

 Aggregate Effective Capability of the GPU Energy Companies

                              Net KW
                      (Summer)       (Winter)
 JCP&L                2,718,000      3,139,000
 Met-Ed               1,604,000      1,705,000
 Penelec              2,284,000      2,365,000
   TOTAL              6,606,000      7,209,000


 (a)  Represents Penelec's undivided 50% interest in the station.

 (b)  Represents JCP&L's undivided 16.67% interest in the station.

 (c)  Represents Met-Ed's undivided 16.45% interest in the station.

 (d) Jointly owned by JCP&L, Met-Ed and Penelec in percentages of 25%, 50% and 25%, respectively.

 (e)  JCP&L - 901,000 KW, Met-Ed - 266,000 KW and Penelec 132,000 KW.

 (f) Consists of internal combustion and combined-cycle units (JCP&L - 290,000 KW, Met-Ed - 2,000 KW and Penelec - 6,000 KW).

 (g) Consists of Met-Ed's York Haven station (19,000 KW) and Penelec's Piney (27,000 KW) and Deep Creek stations (18,000 KW).

 (h) Represents the GPU Energy companies' undivided interests in these stations which are net users rather than net producers of electric energy. Effective June 10, 1996, the Yards Creek station was rerated from 195,000 KW.

      The GPU Energy companies' coal-fired, hydroelectric (other than the Deep Creek station) and pumped storage stations (other than the Yards Creek station) are located in Pennsylvania. The TMI-1 nuclear station is also located in Pennsylvania. The GPU Energy companies' gas-fired and oil-fired stations (other than some combustion turbines in Pennsylvania), the Yards Creek pumped storage station and the Oyster Creek nuclear station are located in New Jersey. The Deep Creek hydroelectric station is located in Maryland.

      Substantially all of the GPU Energy companies' properties are subject to the lien of their respective FMB indentures.

      The peak loads of the GPU Energy companies were as follows:

                                                  (In KW)
      Company                      Date          Peak Load

      GPU Energy companies     Aug.  2, 1995     9,101,000
      JCP&L                    July  9, 1993     4,564,000
      Met-Ed                   Aug.  2, 1995     2,186,000
      Penelec                  Dec. 11, 1995     2,589,000

 GPU International Group Facilities

       At December 31, 1996, the GPU International Group had ownership interests in 21 operating natural gas-fired cogeneration and other nonutility power production facilities located both domestically and internationally, with an aggregate capability of 3,581,000 KW as follows:


  Name of                     Year of                           Ownership
 Facility      Location     Installation       Total KW       Interest (KW)

                                 U.S. Facilities

 Selkirk          NY           1992-94          350,000          66,900
 Lake*            FL           1993             110,000          54,900
 Pasco*           FL           1993             109,000          54,400
 Onondaga*        NY           1993              80,000          40,000
 Syracuse*        NY           1992              80,000           3,500
 Marcal*          NJ           1989              65,000          32,500
 Camarillo*       CA           1988              26,500             300
 Chino*           CA           1987              26,000             300
 FPB              CA           1983              26,000           7,800
 Berkeley***      CA           1987              22,500             200
   Total                                        895,000         260,800


                               Non-U.S. Facilities

 Teesside**       England      1993           1,875,000         249,400
 Redditch**       England      1991              29,000          14,500
 Hereford**       England      1980              15,000           7,500
 Enersis Group**  Portugal     1987-95           50,000          12,500
 Micdos**         Spain        1975-95           35,000           7,500
 Crisa**          Spain        1948-58            6,000           2,900
 Termobarran-
  quilla*         Colombia     1972-96          434,000         124,100
 Guaracachi*      Bolivia      1975-94          161,000          80,500
 Aranjuez*        Bolivia      1974-94           40,000          20,000
 Karachipampa*    Bolivia      1982              15,000           7,500
 Brooklyn*        Canada       1996              26,000          19,500
   Total                                      2,686,000         545,900

 Total capability                             3,581,000         806,700

 * The GPU International Group has operating responsibility for these facilities.

 ** The GPU International Group's ownership interests in these facilities are through its investment in Midlands.

 ***  Sold in January 1997.

 Transmission and Distribution System

      At December 31, 1996, GPU owned the following transmission and distribution facilities:

                                      JCP&L      Met-Ed     Penelec   GPU Total
 Transmission and Distribution
   Substations                            304         281        476      1,061

 Aggregate Installed Transformer
   Capacity of Substations
     (in kilovoltamperes - KVA)    20,868,301  12,056,750 15,897,762 48,822,813

 Transmission System:

 Lines (In Circuit Miles):

      500 KV                               18         188        235        441
      345 KV                                -           -        149        149
      230 KV                              570         383        650      1,603
      138 KV                                -           3         11         14
      115 KV                              232         361      1,326      1,919
      69 KV, 46 KV and 34.5 KV          1,764         472        364      2,600
           Total                        2,584       1,407      2,735      6,726

 Distribution System:

 Line Transformer Capacity (KVA)    9,830,763   5,807,962  6,543,254 22,181,979

 Pole Miles of Overhead Lines          15,746      12,613     22,136     50,495

 Trench Miles of Underground
   Cable                                6,829       1,943      1,889     10,661

      In addition, Midlands, which provides service to 2.2 million customers in a 5,000 square mile area in England, owns a total of 39,000 miles of overhead and underground lines. Solaris, which provides service to more than 240,000 customers in and around a 387 square mile area in Melbourne, Australia, owns a total of 3,809 miles of overhead and underground lines (see the GPU International Group section under Item 1).


 ITEM 3.  LEGAL PROCEEDINGS.

      Reference is made to Nuclear Facilities - TMI-2, Rate Proceedings, and Electric Generation and the Environment - Environmental Matters under Item 1 and to Commitments and Contingencies, Note 14 to GPU's Consolidated Financial Statements contained in Item 8 for a description of certain pending legal proceedings involving GPU.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       All of JCP&L, Met-Ed and Penelec's outstanding common stock is owned by GPU, Inc. During 1996, JCP&L, Met-Ed and Penelec paid dividends on their common stock to GPU, Inc. in the following amounts: JCP&L $135 million, Met-Ed $60 million and Penelec $40 million.

       In accordance with JCP&L, Met-Ed and Penelec's FMB indentures, as supplemented, the balances of retained earnings at December 31, 1996 that are restricted as to the payment of dividends on their common stock are as follows:

       JCP&L - $1.7 million    Met-Ed - $3.4 million    Penelec - $10 million

 Stock Trading

       GPU, Inc. is listed as GPU on the New York Stock Exchange. On February 3, 1997, there were approximately 43,350 registered holders of GPU, Inc. common stock.

 Dividends

       GPU, Inc. common stock dividend declaration dates are the first Thursdays of April, June, October and December. Dividend payment dates fall on the last Wednesdays of February, May, August and November. Dividend declarations and quarterly stock price ranges for 1996 and 1995 are set forth below.

                                  Common Stock

   Dividends Declared                          Price Ranges*
                                               1996            1995
             1996    1995      Quarter       High/Low         High/Low

 April      $.485   $.47       First     $35 1/8  31 1/8  $30 5/8  $26 1/4
 June        .485    .47       Second     35 1/4  30 1/8   31       28 1/4
 October     .485    .47       Third      35      30 1/2   31 1/4   28 1/8
 December    .485    .47       Fourth     34 3/8  30 3/4   34       30 5/8

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


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Identification of Directors

       Information regarding GPU, Inc.'s directors is incorporated by reference to pages 2 through 6 of GPU, Inc.'s Proxy Statement for the 1997 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                           Year First Elected
 Name                  Age         Position              JCP&L Met-Ed  Penelec

 JCP&L/Met-Ed/Penelec:
 J. R. Leva     (a)    64    Chairman of the Board and   1986   1992    1992
                               Chief Executive Officer
 D. Baldassari  (b)    47    President                   1982   1996    1996
 J. G. Graham   (c)    58    Vice President and          1986   1986    1986
                               Chief Financial Officer
 D. W. Myers    (d)    52    Vice President - Finance    1994   1996    1996
                               and Rates, and
                               Comptroller
 F. D. Hafer    (e)    55    Director                    1996   1978    1994
 R. C. Arnold   (f)    59    Director                    1989   1989    1989

 JCP&L only:
 G. E. Persson  (g)    65    Director                    1983
 S. C. Van Ness (h)    63    Director                    1983
 S. B. Wiley    (i)    67    Director                    1982

 (a) Mr. Leva is also Chairman and Chief Executive Officer and a director of GPUS; Chairman, Chief Executive Officer and a director of Genco; and Chairman and a director of GPUN, GPU International, Inc. (GPUI), GPU Power, Inc. (GPU Power), and GPU Electric, Inc. (GPU Electric), all subsidiaries of GPU, Inc. Mr. Leva also served as President of GPU, Inc. and GPUS from 1991 to 1996. It is anticipated that Mr. Leva will retire as Chairman and Chief Executive Officer of GPU, Inc. and other similar positions with GPU (other than director of GPU, Inc.) in May 1997. Mr. Leva is also Chairman and a director of Avon Energy Partners Holdings and Midlands Electricity plc, and a director of Utilities Mutual Insurance Company.

 (b) Mr. Baldassari was elected President of JCP&L in 1992, and President of Met-Ed and Penelec in 1996. Prior to that, Mr. Baldassari served as Vice President - Materials & Services of JCP&L since 1990. Mr. Baldassari is also a director of GPUS, GPUN, Genco and First Morris Bank of Morristown, NJ.

 (c) Mr. Graham was elected Senior Vice President of GPU, Inc. in 1989. He is also Executive Vice President, Chief Financial Officer and a director of GPUS; Vice President and Chief Financial Officer of GPUN; and a director of Genco, GPUI, GPU Power and GPU Electric. Mr. Graham is also a director of Edisto Resources, Inc., Nuclear Electric Insurance Limited, Nuclear Mutual Limited and Utilities Mutual Insurance Company.

 (d) Mr. Myers was elected Vice President - Finance and Rates, and Comptroller of Met-Ed and Penelec in 1996, and also serves as Vice President - Finance and Rates, and Comptroller of JCP&L since 1994. Prior to that, he served as Vice President and Treasurer of GPU, Inc., GPUS, JCP&L, Met-Ed and Penelec since 1993. He served as Vice President and Comptroller of GPUN from 1986 to 1993.

 (e) Mr. Hafer became President, Chief Operating Officer, and a director of GPU, Inc. and President and Chief Operating Officer of GPUS in 1996. Prior to that, he was President of Penelec since 1994 and Met-Ed since 1986. It is anticipated that Mr. Hafer will be elected Chairman and Chief Executive Officer of GPU, Inc. in May 1997 upon Mr. Leva's retirement. Mr. Hafer is also a director of GPUS, GPUN, Genco, GPUI, Sovereign Bancorp Inc., Sovereign Bank, and Utilities Mutual Insurance Company.

 (f) Mr. Arnold has been Executive Vice President-Power Supply of GPUS since 1990. He is also a director of GPUS and Genco.

 (g) Mrs. Persson serves as liaison (Special Assistant Director) between the N.J. Division of Consumer Affairs and various State Boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

 (h) Mr. Van Ness has been affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

 (i) Mr. Wiley has been a partner in the law firm of Wiley, Malehorn and Sirota of Morristown, NJ since 1973. He is also Chairman of First Morris Bank of Morristown, NJ.

       The directors of the GPU companies are elected at their respective annual meetings of stockholders to serve until the next meeting of stockholders and until their respective successors are duly elected and qualified. There are no family relationships among the directors of the GPU companies.

 Identification of Executive Officers

       The current executive officers of GPU, Inc., JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                                    Year First
     Name               Age               Position                    Elected
 GPU:
 J. R. Leva       (a)   64   Chairman, and Chief Executive            1992
                               Officer
 I. H. Jolles     (b)   58   Senior Vice President and General        1990
                               Counsel
 J. G. Graham     (c)   58   Senior Vice President and Chief          1987
                               Financial Officer
 F. A. Donofrio   (d)   54   Vice President, Comptroller and          1985
                               Chief Accounting Officer
 P. C. Mezey      (e)   57   Senior Vice President, GPUS              1992
 T. G. Howson     (f)   48   Vice President and Treasurer             1994
 M. A. Nalewako   (g)   62   Secretary                                1988
 T. G. Broughton  (h)   51   President, GPUN                          1996
 R. L. Wise       (i)   53   President, Genco                         1994
 F. D. Hafer      (j)   55   President and Chief Operating Officer    1996
 D. Baldassari    (k)   47   President, JCP&L, Met-Ed, Penelec        1992
 B. L. Levy       (l)   41   President and Chief Executive            1991
                               Officer, GPUI, GPU Power and
                               GPU Electric
 R. C. Arnold     (m)   59   Executive Vice President, GPUS           1990

                                                           Year First Elected
 Name                  Age         Position              JCP&L Met-Ed  Penelec
 JCP&L/Met-Ed/Penelec:
 J. R. Leva     (a)    64    Chairman, and Chief         1992   1992    1992
                               Executive Officer
 D. Baldassari  (k)    47    President                   1992   1996    1996
 I. H. Jolles   (b)    58    Vice President and          1996   1996    1996
                                General Counsel
 J. G. Graham   (c)    58    Vice President and          1987   1987    1987
                               Chief Financial Officer
 T. G. Howson   (f)    48    Vice President              1994   1994    1994
                               and Treasurer
 D. J. Howe     (n)    46    Vice President - Sales      1996   1996    1996
                               and Marketing
 D. W. Myers    (o)    52    Vice President -            1994   1996    1996
                               Finance and Rates
                               and Comptroller
 G. R. Repko    (p)    51    Vice President - Customer   1996   1994    1986
                               Services
 C. B. Snyder   (q)    51    Vice President -            1996   1994    1994
                               Public Affairs
 R. J. Toole    (r)    54    Vice President -            1990   1989    1996
                               Generation
 R. S. Zechman  (s)    53    Vice President -            1996   1990    1994
                               Corporate Services
 R. S. Cohen    (t)    54    Vice President              1996     -       -
 C. R. Fruehling       61    Vice President              1982     -       -
 E. J. McCarthy (u)    58    Vice President              1982     -       -
 D. L. O'Brien  (v)    54    Vice President                -    1981    1994
 J. J. Westervelt(w)   56    Vice President              1982     -       -
 S. L. Guibord  (x)    48    Secretary                   1996   1996    1996

 (a)  See Note (a) on page 49.

 (b) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUS, General Counsel of GPUN and Genco, and a director of GPUI, GPU Power, GPU Electric and Genco.

 (c)  See Note (c) on page 49.

 (d) Mr. Donofrio was elected Vice President of GPU, Inc. in 1989. He is also Senior Vice President - Financial Controls of GPUS and a director of GPUS.

 (e) Mr. Mezey was elected Senior Vice President - System Services of GPUS in 1992 and is a director of GPUI, GPU Power and GPU Electric. He previously served as Vice President of GPUS from January 1991 through March 1992 and President of GPUI from February 1990 through December 1991.

 (f) Mr. Howson is also Vice President and Treasurer of GPUS, GPUN and Genco. He served as Vice President - Materials, Services and Regulatory Affairs and a director of JCP&L in 1992. Prior to that, he served as Vice President - Corporate Strategic Planning for GPUS since 1989.

 (g) Mrs. Nalewako is also Secretary of GPUS and Genco and Assistant Secretary of GPUN, JCP&L, Met-Ed and Penelec.

 (h) Mr. Broughton previously served as Executive Vice President of GPUN since September 1995. Prior to that, he served as Vice President-TMI of GPUN since 1991. Mr. Broughton is also a director of GPUS and Genco.

 (i) Mr. Wise is also a director of GPUS, GPUN, Genco, GPUI, GPU Power and GPU Electric. He previously served as President, Fossil Generation-GPUS since 1994. Prior to that, Mr. Wise served as President and a director of Penelec since December 1986. He is also a director of U.S. Bancorp and U.S. National Bank of Johnstown, PA.

 (j)  See Note (e) on page 50.

 (k)  See Note (b) on page 49.

 (l) Mr. Levy is also a director of GPUI, GPU Power, GPU Electric and Genco. He has served as President, Chief Executive Officer and director of GPUI since 1991. Prior to that, Mr. Levy served as Vice President - Business Development of GPUI since 1985.

 (m)  See Note (f) on page 50.

 (n) Mr. Howe previously served as Director of Marketing and Pricing of JCP&L since 1994. Prior to that, he was Director of Competitive Strategies and Initiatives of JCP&L since 1993 and served as Manager - Cogeneration of JCP&L from 1991-1993.

 (o)  See Note (d) on page 50.

 (p) Mr. Repko was elected Vice President - Customer Services of JCP&L in 1996, and also serves as Vice President - Customer Services of Met-Ed and Penelec since 1994. Prior to that, he served as Vice President - Division Operations of Penelec from 1986 to 1993.

 (q) Mrs. Snyder was elected Vice President - Public Affairs of JCP&L in 1996 and also serves as Vice President - Public Affairs of Met-Ed and Penelec since 1994. Prior to that she was Regional Director of Met-Ed from 1991 to 1994, and Divisional Director of Met-Ed since 1990.

 (r) Mr. Toole was also elected a Vice President and a director of Genco in 1996.

 (s) Mr. Zechman was elected Vice President - Corporate Services of JCP&L in 1996 and also serves as Vice President - Corporate Services of Met-Ed and Penelec since 1994. Prior to that, he served as Vice President - Administrative Services of Met-Ed since 1992 and as Vice President - Human Resources of Met-Ed from 1990 to 1992.

 (t) Mr. Cohen previously served as Secretary and Corporate Counsel for JCP&L since 1986.

 (u) Mr. McCarthy served as Vice President - Customer Operations and Sales of JCP&L from 1994 to 1996. Prior to that, he served as Vice President - Customer Services of JCP&L since 1982.

 (v) Mr. O'Brien previously served as Comptroller for Met-Ed and Penelec since 1994. Prior to that, he served as Comptroller of Met-Ed since 1981.

 (w) Mr. Westervelt served as Vice President - Human Resources and Corporate Services of JCP&L from 1994 to 1996. Prior to that, he served as Vice President - Human Resources of JCP&L since 1982.

 (x) Mr. Guibord was elected Secretary of JCP&L, Met-Ed, and Penelec in 1996. He had served as Corporate Compliance Auditing Director of GPUS since 1994. Prior to that, he was a General Attorney at JCP&L. Mr. Guibord also serves as Secretary of GPUN.

      The executive officers of the GPU companies are elected each year by their respective Boards of Directors at the first meeting of the Board held following the annual meeting of stockholders. Executive officers hold office until the next meeting of directors following the annual meeting of stockholders and until their respective successors are duly elected and qualified. There are no family relationships among the executive officers.

 ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item with respect to GPU, Inc. is incorporated by reference to pages 8 through 18 of GPU, Inc.'s Proxy Statement for the 1997 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 1996.

      The managements of JCP&L, Met-Ed and Penelec were combined in a 1996 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by JCP&L, Met-Ed and Penelec during 1996.

 Remuneration of Executive Officers

                                   SUMMARY COMPENSATION TABLE
                                                   Annual Compensation                        Long-Term Compensation
                                                                                       Awards       Payouts
                                                                       Other
      Name and                                                         Annual        Restricted                    All Other
      Principal                                                        Compen-       Stock/Unit       LTIP         Compen-
      Position                    Year       Salary        Bonus       sation(1)      Awards (2)    Payouts(3)      sation
      J. R. Leva
         Chairman of the Board
         and Chief Executive
         Officer                  (4)          (4)          (4)          (4)            (4)           (4)            (4)

      JCP&L/Met-Ed/Penelec:
      D. Baldassari
         President                (5)          (5)          (5)          (5)            (5)           (5)            (5)

      G. R. Repko                 1996       154,625      44,000        615              -           20,085         12,562 (6)
         Vice President -         1995       147,100      48,000        337              -            9,930         11,491
         Customer Services        1994       142,225      32,000        -               14,630        -              9,778

      D. W. Myers                 1996       153,333      44,000        590              -           19,265         12,505 (7)
         Vice President -         1995       144,000      34,000        362              -           10,665         10,687
         Finance and Rates        1994       142,125      29,300        -               13,716        -              9,853

      R. S. Zechman               1996       152,827      44,000        596              -           19,470         14,051 (8)
         Vice President -         1995       142,500      46,000        453              -            8,318         11,087
         Corporate Services       1994       132,500      31,000        -               13,324        -              9,104


  (1) Consists of earnings on "Long-Term Incentive Plan" ("LTIP")
      Compensation paid in the year the award vested.

  (2) The restricted units issued in 1995 and 1996 under the 1990 Stock Plan are performance based. The 1996 awards are shown in "Long-Term
      Incentive Plans - Awards in Last Fiscal Year" table (the  LTIP table ).
      Dividends are paid or accrued on the aggregate restricted stock/units awarded under the 1990 Stock Plan and reinvested.

      The aggregate number and value (based on the stock price per share at





      December 31, 1996) of unvested stock-equivalent restricted units
      (including reinvested dividends) includes the amounts shown on the LTIP table, and at the end of 1996 were:



























































                           Aggregate Units    Aggregate Value
       J. R. Leva                (4)               (4)
       D. Baldassari             (5)               (5)
       G. R. Repko             3,946            $132,684
       D. W. Myers             3,964             133,290
       R. S. Zechman           3,744             125,892

  (3) Consists of Performance Cash Incentive Awards paid on the 1990 and 1991 restricted stock awards which have vested under the 1990 Stock Plan.
       These amounts are designed to compensate recipients of restricted stock/unit awards for the amount of federal and state income taxes that are payable upon vesting of the restricted stock/unit awards.

  (4)  As noted above, Mr. Leva is Chairman and Chief Executive Officer of GPU,
       Inc. and its Subsidiaries. Mr. Leva is compensated by GPUS for his overall service on behalf of GPU and accordingly is not compensated directly by the other subsidiary companies for his services.
       Information with respect to Mr. Leva's compensation is included on pages
       11 through 13 in GPU, Inc.'s 1997 Proxy Statement, which is incorporated herein by reference.

  (5) Information with respect to Mr. Baldassari's compensation is included on pages 11 through 13 in GPU, Inc.'s 1997 Proxy Statement, which is incorporated herein by reference.

  (6)  Consists of GPU's matching contributions under the Savings Plan
       ($6,000), above-market interest accrued on the retirement portion of deferred compensation ($92), and earnings on LTIP compensation not paid in the current year ($6,470).

  (7) Consists of GPU's matching contributions under the Savings Plan ($6,000) and earnings on LTIP compensation not paid in the current year ($6,505).

  (8)  Consists of GPU's matching contributions under the Savings Plan
       ($6,000), matching contributions under the non-qualified deferred compensation plan ($1,948), above-market interest accrued on the retirement portion of deferred compensation ($9), and earnings on LTIP compensation not paid in the current year ($6,094).


 NOTE:  The split-dollar life insurance amounts reported in the "All Other
 Compensation" column are equal to the present value of the interest-free use of the current year employer paid premiums to the projected date the premiums will be refunded to the respective GPU companies.


















             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                                     Performance                  Estimated future payouts
                                 Number of             or other                    under non-stock price-
                                  shares,            period until                       based plans(1)
                                 units or             maturation         Threshold           Target         Maximum
            Name               other rights           or payout             (#)                (#)            (#)
      JCP&L/Met-Ed/Penelec:
      G. R. Repko                   970            5 year vesting             0                 970           1,940
      D. W. Myers                   970            5 year vesting             0                 970           1,940
      R. S. Zechman                 970            5 year vesting             0                 970           1,940

      (1) The restricted units awarded in 1996 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient, including the accumulated reinvested dividends, based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the
       Target column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% at the 39th percentile as reflected in the Threshold column. Should the TSR percentile ranking exceed the 59th percentile, then the performance adjustment would be increased in steps reaching 200% at the 90th percentile as reflected in the Maximum column. Under the 1990 Stock Plan, regular quarterly dividends are reinvested in additional units that are subject to the vesting restrictions of the award. Actual payouts under the Plan would be based on the aggregate number of units awarded and the units accumulated through dividend reinvestment at the time the restrictions lapse. Information with respect to Mr. Leva's and Mr. Baldassari's long-term incentive plans is included on pages 13 and 14 in GPU, Inc.'s 1997 Proxy Statement, which is incorporated herein by reference.

 Proposed Remuneration of Executive Officers

      None of the named executive officers in the Summary Compensation Table has an employment contract. The compensation of executive officers is determined from time to time by the Personnel & Compensation Committee of the GPU, Inc. Board of Directors.

 Retirement Plans

      The GPU pension plans provide for pension benefits, payable for life after retirement, based upon years of creditable service with GPU and the employee's career average compensation as defined below. Under federal law, an employee's pension benefits that may be paid from a qualified trust under a qualified pension plan such as the GPU plans are subject to certain maximum amounts. The GPU companies also have adopted non-qualified plans providing that the portion of a participant's pension benefits which, by reason of such limitations or source, cannot be paid from such a qualified trust shall be paid directly on an unfunded basis by the participant's employer.

      The following table illustrates the amount of aggregate annual pension benefits from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 1997 (computed on a single life annuity basis) to persons in specified salary and years of service classifications:






                                     ESTIMATED ANNUAL RETIREMENT BENEFITS (2) (3) (4)
                                          BASED UPON CAREER AVERAGE COMPENSATION

                                                     (1997 Retirement)
       Career
       Average
       Compen-     10 Years      15 Years     20 Years     25 Years     30 Years      35 Years     40 Years      45 Years
      sation(1)   of Service    of Service   of Service   of Service   of Service    of Service   of Service    of Service
      $  50,000   $   9,338     $  14,007    $  18,676    $  23,345    $  28,014     $  32,684     $  37,085    $  41,085
        100,000      19,338        29,007       38,676       48,345       58,014        67,684        76,685       84,685
        150,000      29,338        44,007       58,676       73,345       88,014       102,684       116,285      128,285
        200,000      39,338        59,007       78,676       98,345      118,014       137,684       155,885      171,885

        250,000      49,338        74,007       98,676      123,345      148,014       172,684       195,485      215,485
        300,000      59,338        89,007      118,676      148,345      178,014       207,684       235,085      259,085
        350,000      69,338       104,007      138,676      173,345      208,014       242,684       274,685      302,685
        400,000      79,338       119,007      158,676      198,345      238,014       277,684       314,285      346,285

        450,000      89,338       134,007      178,676      223,345      268,014       312,684       353,885      389,885
        500,000      99,338       149,007      198,676      248,345      298,014       347,684       393,485      433,485
        550,000     109,338       164,007      218,676      273,345      328,014       382,684       433,085      477,085
        600,000     119,338       179,007      238,676      298,345      358,014       417,684       472,685      520,685

        650,000     129,338       194,007      258,676      323,345      388,014       452,684       512,285      564,285
        700,000     139,338       209,007      278,676      348,345      418,014       487,684       551,885      607,885
        750,000     149,338       224,007      298,676      373,345      448,014       522,684       591,485      651,485
        800,000     159,338       239,007      318,676      398,345      478,014       557,684       631,085      695,085

 (1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The career average compensation amounts for the following named executive officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: Messrs. Leva - $453,214; Baldassari - $191,741; Repko -
      $132,857; Myers - $150,696; and Zechman - $117,028.

 (2) Years of Creditable Service at December 31, 1996: Messrs. Leva - 45 years; Baldassari - 27 years; Repko - 30 years; Myers - 16 years; and
      Zechman - 27 years.

 (3) Based on an assumed retirement at age 65 in 1997. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

 (4) Annual retirement benefits under the basic pension per the above table cannot exceed 55% of the average compensation during the highest paid 36 calendar months.

 Remuneration of JCP&L Directors

      Nonemployee directors receive an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each Committee meeting attended.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item for GPU, Inc. is incorporated by reference to page 7 of GPU, Inc.'s Proxy Statement for the 1997 Annual Meeting of Stockholders.

      All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by their parent, GPU, Inc., 100 Interpace Parkway, Parsippany, NJ 07054.

      The following table sets forth, as of February 1, 1997, the beneficial ownership of equity securities of each of the directors and each of the executive officers named in the Summary Compensation Tables, and of all directors and executive officers of each of the respective GPU Energy companies as a group. The shares owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.

                                         Amount and Nature of Beneficial Ownership
                                                                 Shares(1)             Stock-Equivalent
           Name                      Title of Security       Direct     Indirect       Restricted Units(2)
      JCP&L/Met-Ed/Penelec:
      J. R. Leva                     GPU Common Stock         4,450          100             44,905
      F. D. Hafer                    GPU Common Stock         5,035          131             11,378
      J. G. Graham                   GPU Common Stock         4,377        1,180             11,721
      R. C. Arnold                   GPU Common Stock           -          5,370             10,003
      D. Baldassari                  GPU Common Stock         1,081          -               10,839
      D. W. Myers                    GPU Common Stock           -            -                3,964
      G. R. Repko                    GPU Common Stock         8,099          -                3,946
      R. S. Zechman                  GPU Common Stock           964          -                3,744

      JCP&L Only:
      G. E. Persson                  GPU Common Stock                      None
      S. C. Van Ness                 GPU Common Stock                      None
      S. B. Wiley                    GPU Common Stock                      None

      All Directors and
        Executive Officers
        as a Group                   GPU Common Stock        38,039        7,219            142,860

      (1) The number of shares owned and the nature of such ownership, not being within the knowledge of GPU, have been furnished by each individual.

 (2) Restricted units, which do not have voting rights, represent rights
     (subject to vesting) to receive shares of Common Stock under the 1990
     Stock Plan for Employees of GPU and Subsidiaries (the  1990 Stock Plan ).
     See Summary Compensation Table above.

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

           3-A-2   Articles of Incorporation of GPU, Inc. as amended August 1,
                   1996.

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

           3-F By-Laws of Met-Ed dated July 27, 1995, as amended - Incorporated by reference to Exhibit 3-F, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

           3-G Restated Articles of Incorporation of Penelec as amended through March 10, 1992 - Incorporated by reference to
                   Exhibit 3A, 1991 Annual Report on Form 10-K, SEC File No. 1-3522.

           3-H By-Laws of Penelec dated July 27 1995, as amended - Incorporated by reference to Exhibit 3-H, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

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

           4-A-43 Fifty-first Supplemental Indenture of JCP&L, dated August 15, 1996.

           4-B Indenture of Met-Ed, dated November 1, 1944 with United States Trust Company of New York, Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through May 1, 1960 - Incorporated by reference to Met-Ed's Instruments of Indebtedness Nos. 1 to 14, inclusive and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-B-1 Supplemental Indenture of Met-Ed, dated December 1, 1962 - Incorporated by reference to Exhibit 2-E(1), Registration No. 2-59678.

           4-B-2 Supplemental Indenture of Met-Ed, dated March 20, 1964 - Incorporated by reference to Exhibit 2-E(2), Registration No. 2-59678.

           4-B-3 Supplemental Indenture of Met-Ed, dated July 1, 1965 - Incorporated by reference to Exhibit 2-E(3), Registration No. 2-59678.

           4-B-4 Supplemental Indenture of Met-Ed, dated June 1, 1966 - Incorporated by reference to Exhibit 2-B-4, Registration No. 2-24883.

           4-B-5 Supplemental Indenture of Met-Ed, dated March 22, 1968 - Incorporated by reference to Exhibit 4-C-5, Registration No. 2-29644.

           4-B-6 Supplemental Indenture of Met-Ed, dated September 1, 1968 - Incorporated by reference to Exhibit 2-E(6), Registration No. 2-59678.

           4-B-7 Supplemental Indenture of Met-Ed, dated August 1, 1969 - Incorporated by reference to Exhibit 2-E(7), Registration No. 2-59678.

           4-B-8 Supplemental Indenture of Met-Ed, dated November 1, 1971 - Incorporated by reference to Exhibit 2-E(8), Registration No. 2-59678.

           4-B-9 Supplemental Indenture of Met-Ed, dated May 1, 1972 - Incorporated by reference to Exhibit 2-E(9), Registration No. 2-59678.

           4-B-10 Supplemental Indenture of Met-Ed, dated December 1, 1973 - Incorporated by reference to Exhibit 2-E(10), Registration No. 2-59678.

           4-B-11 Supplemental Indenture of Met-Ed, dated October 30, 1974 - Incorporated by reference to Exhibit 2-E(11), Registration No. 2-59678.

           4-B-12 Supplemental Indenture of Met-Ed, dated October 31, 1974 - Incorporated by reference to Exhibit 2-E(12), Registration No. 2-59678.

           4-B-13 Supplemental Indenture of Met-Ed, dated March 20, 1975 - Incorporated by reference to Exhibit 2-E(13), Registration No. 2-59678.

           4-B-14 Supplemental Indenture of Met-Ed, dated September 25, 1975 - Incorporated by reference to Exhibit 2-E(15), Registration No. 2-59678.

           4-B-15 Supplemental Indenture of Met-Ed, dated January 12, 1976 - Incorporated by reference to Exhibit 2-E(16), Registration No. 2-59678.

           4-B-16 Supplemental Indenture of Met-Ed, dated March 1, 1976 - Incorporated by reference to Exhibit 2-E(17), Registration No. 2-59678.

           4-B-17 Supplemental Indenture of Met-Ed, dated September 28, 1977 - Incorporated by reference to Exhibit 2-E(18), Registration No. 2-62212.

           4-B-18 Supplemental Indenture of Met-Ed, dated January 1, 1978 - Incorporated by reference to Exhibit 2-E(19), Registration No. 2-62212.

           4-B-19 Supplemental Indenture of Met-Ed, dated September 1, 1978 - Incorporated by reference to Exhibit 4-A(19), Registration No. 33-48937.

           4-B-20 Supplemental Indenture of Met-Ed, dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(20), Registration No. 33-48937.

           4-B-21 Supplemental Indenture of Met-Ed, dated January 1, 1980 - Incorporated by reference to Exhibit 4-A(21), Registration No. 33-48937.

           4-B-22 Supplemental Indenture of Met-Ed, dated September 1, 1981 - Incorporated by reference to Exhibit 4-A(22), Registration No. 33-48937.

           4-B-23 Supplemental Indenture of Met-Ed, dated September 10, 1981 - Incorporated by reference to Exhibit 4-A(23), Registration No. 33-48937.

           4-B-24 Supplemental Indenture of Met-Ed, dated December 1, 1982 - Incorporated by reference to Exhibit 4-A(24), Registration No. 33-48937.

           4-B-25 Supplemental Indenture of Met-Ed, dated September 1, 1983 - Incorporated by reference to Exhibit 4-A(25), Registration No. 33-48937.

           4-B-26 Supplemental Indenture of Met-Ed, dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(26), Registration No. 33-48937.

           4-B-27 Supplemental Indenture of Met-Ed, dated March 1, 1985 - Incorporated by reference to Exhibit 4-A(27), Registration No. 33-48937.

           4-B-28 Supplemental Indenture of Met-Ed, dated September 1, 1985 - Incorporated by reference to Exhibit 4-A(28), Registration No. 33-48937.

           4-B-29 Supplemental Indenture of Met-Ed, dated June 1, 1988 - Incorporated by reference to Exhibit 4-A(29), Registration No. 33-48937.

           4-B-30 Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to Exhibit 4-A(30), Registration No. 33-48937.

           4-B-31 Amendment dated May 22, 1990 to Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to
                   Exhibit 4-A(31), Registration No. 33-48937.

           4-B-32 Supplemental Indenture of Met-Ed, dated September 1, 1992 - Incorporated by reference to Exhibit 4-A(32)(a), Registration No. 33-48937.

           4-B-33 Supplemental Indenture of Met-Ed, dated December 1, 1993 - Incorporated by reference to Exhibit C-58, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-B-34 Supplemental Indenture of Met-Ed dated July 15, 1995 - Incorporated by reference to Exhibit 4-B-35, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

           4-B-35  Supplemental Indenture of Met-Ed dated August 15, 1996.

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

           4-C-4 Supplemental Indenture of Penelec dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

           4-C-5 Supplemental Indenture of Penelec dated December 1, 1985 - Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

           4-C-6 Supplemental Indenture of Penelec dated December 1, 1986 - Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

           4-C-7 Supplemental Indenture of Penelec dated May 1, 1989 - Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

           4-C-8 Supplemental Indenture of Penelec dated December 1, 1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

           4-C-9 Supplemental Indenture of Penelec dated March 1, 1992 - Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

           4-C-10 Supplemental Indenture of Penelec, dated June 1, 1993 - Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-C-11 Supplemental Indenture of Penelec dated November 1, 1995 - Incorporated by reference to Exhibit 4-C-11, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

           4-C-12  Supplemental Indenture of Penelec dated August 15, 1996.

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

           10-A GPU System Companies Deferred Compensation Plan dated August 1, 1996.

           10-B GPU System Companies Master Directors' Benefits Protection Trust dated November 7, 1996.

           10-C GPU System Companies Master Executives' Benefits Protection Trust dated August 1, 1996.

           10-D Employee Incentive Compensation Plan of JCP&L dated April 1, 1995 - Incorporated by reference to Exhibit 10-D, 1995 Annual Report on Form 10-K, SEC File No. 1-3141.

           10-E Employee Incentive Compensation Plan of Met-Ed dated April 1, 1995 - Incorporated by reference to Exhibit 10-E, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

           10-F Employee Incentive Compensation Plan of Penelec dated April 1, 1995 - Incorporated by reference to Exhibit 10-F, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

           10-G Incentive Compensation Plan for Elected Officers of JCP&L dated August 1, 1996.

           10-H Incentive Compensation Plan for Elected Officers of Met-Ed dated August 1, 1996.

           10-I Incentive Compensation Plan for Elected Officers of Penelec dated August 1, 1996.

           10-J Deferred Remuneration Plan for Outside Directors of JCP&L dated November 7, 1996.

           10-K    JCP&L Supplemental and Excess Benefits Plan dated August 1,
                   1996.

           10-L    Met-Ed Supplemental and Excess Benefits Plan dated August 1,
                   1996.

           10-M Penelec Supplemental and Excess Benefits Plan dated August 1, 1996.

           10-N Letter agreements dated November 1, 1996 relating to supplemental pension benefits for J.R. Leva.

           10-O Letter agreement dated November 1, 1996 relating to terms of employment and pension benefits for I.H. Jolles.

           10-P Letter agreement dated November 1, 1996 relating to supplemental pension benefits for J.G. Graham.

           10-Q GPU, Inc. Restricted Stock Plan for Outside Directors dated November 7, 1996.

           10-R Retirement Plan for Outside Directors of GPU, Inc. dated November 7, 1996.

           10-S Deferred Remuneration Plan for Outside Directors of GPU, Inc. dated November 7, 1996.

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

           10-CC GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through August 1, 1996.

           12 Statements Showing Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec

           21      Subsidiaries of the Registrant

                   A - JCP&L
                   B - Met-Ed
                   C - Penelec

           23      Consent of Independent Accountants

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec

           27      Financial Data Schedule

                   A - GPU
                   B - JCP&L
                   C - Met-Ed
                   D - Penelec


 (b)    Reports on Form 8-K:

                   A - GPU, Inc.

                       Dated October 21, 1996, under Item 5 (Other Events).

                       Dated December 2, 1996, under Item 5 (Other Events).

                   B - JCP&L

                       Dated October 21, 1996, under Item 5 (Other Events).

                   C - Met-Ed

                       Dated November 20, 1996, under Item 5 (Other Events).

                       Dated December 2, 1996, under Item 5 (Other Events).

                   D - Penelec

                       Dated November 20, 1996, under Item 5 (Other Events).

                       Dated December 2, 1996, under Item 5 (Other Events).

                                    GPU, INC.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GPU, INC.

 Dated:  March 10, 1997                  BY: /s/ J. R. Leva
                                             J. R. Leva, Chairman

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 10, 1997
 J. R. Leva, Chairman (Chief Executive
 Officer) and President

 /s/ F. D. Hafer                                               March 10, 1997
 F. D. Hafer, President (Chief
 Operating Officer) and Director

 /s/ J. G. Graham                                              March 10, 1997
 J. G. Graham, Senior Vice President
 (Chief Financial Officer)

 /s/ F. A. Donofrio                                            March 10, 1997
 F. A. Donofrio, Vice President and
 Comptroller (Chief Accounting Officer)

 /s/ T. H. Black                                               March 10, 1997
 T. H. Black, Director

 /s/ T. B. Hagen                                               March 10, 1997
 T. B. Hagen, Director

 /s/ H. F. Henderson                                           March 10, 1997
 H. F. Henderson, Jr., Director

 /s/ J. M. Pietruski                                           March 10, 1997
 J. M. Pietruski, Director

 /s/ C. A. Rein                                                March 10, 1997
 C. A. Rein, Director

 /s/ P. R. Roedel                                              March 10, 1997
 P. R. Roedel, Director

 /s/ B. S. Townsend                                            March 10, 1997
 B. S. Townsend, Director

 /s/ C. A. H. Trost                                            March 10, 1997
 C. A. H. Trost, Director

 /s/ P. K. Woolf                                               March 10, 1997
 P. K. Woolf, Director

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

                                         JERSEY CENTRAL POWER & LIGHT COMPANY

 Dated:  March 10, 1997                  BY: /s/ D. Baldassari
                                             D. Baldassari, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 10, 1997
 J. R. Leva, Chairman
 (Principal Executive Officer) and Director


 /s/ D. Baldassari                                             March 10, 1997
 D. Baldassari, President
 (Principal Operating Officer) and Director


 /s/ J. G. Graham                                              March 10, 1997
 J. G. Graham, Vice President
 (Principal Financial Officer) and Director


 /s/ D. W. Myers                                               March 10, 1997
 D. W. Myers, Vice President-Comptroller
 (Principal Accounting Officer) and Director


 /s/ R. C. Arnold                                              March 10, 1997
 R. C. Arnold, Director


 /s/ F. D. Hafer                                               March 10, 1997
 F. D. Hafer, Director


 /s/ G. E. Persson                                             March 10, 1997
 G. E. Persson, Director


 /s/ S. C. Van Ness                                            March 10, 1997
 S. C. Van Ness, Director


 /s/ S. B. Wiley                                               March 10, 1997
 S. B. Wiley, Director

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

                                         METROPOLITAN EDISON COMPANY

 Dated:  March 10, 1997                  BY: /s/ D. Baldassari
                                             D. Baldassari, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 10, 1997
 J. R. Leva, Chairman (Principal Executive
 Officer) and Director


 /s/ D. Baldassari                                             March 10, 1997
 D. Baldassari, President (Principal
 Operating Officer) and Director


 /s/ J. G. Graham                                              March 10, 1997
 J. G. Graham, Vice President (Principal
 Financial Officer) and Director


 /s/ D. W. Myers                                               March 10, 1997
 D. W. Myers, Vice President-Comptroller
 (Principal Accounting Officer) and Director


 /s/ R. C. Arnold                                              March 10, 1997
 R. C. Arnold, Director


 /s/ F. D. Hafer                                               March 10, 1997
 F. D. Hafer, Director

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

                                         PENNSYLVANIA ELECTRIC COMPANY

 Dated:  March 10, 1997                  BY: /s/ D. Baldassari
                                             D. Baldassari, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature and Title                                     Date


 /s/ J. R. Leva                                                March 10, 1997
 J. R. Leva, Chairman (Principal Executive
 Officer) and Director


 /s/ D. Baldassari                                             March 10, 1997
 D. Baldassari, President (Principal
 Operating Officer) and Director


 /s/ J. G. Graham                                              March 10, 1997
 J. G. Graham, Vice President (Principal
 Financial Officer) and Director


 /s/ D. W. Myers                                               March 10, 1997
 D. W. Myers, Vice President-Comptroller
 (Principal Accounting Officer) and Director


 /s/ R. C. Arnold                                              March 10, 1997
 R. C. Arnold, Director


 /s/ F. D. Hafer                                               March 10, 1997
 F. D. Hafer, Director


                                                                             Exhibit 12-A
                                                                             Page 1 of 2



                                  GPU, INC. AND SUBSIDIARY COMPANIES
                STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)


                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   OPERATING REVENUES         $3,918,089    $3,804,656     $3,649,516    $3,596,090   $3,434,153

   OPERATING EXPENSES          3,243,238     3,070,150      3,008,944     2,868,135    2,821,710
     Interest portion
      of rentals (A)              26,093        27,362         24,655        25,536       28,374
     Fixed charges of
      service company
      subsidiaries (B)             3,695         3,666          3,637         4,204        4,366
       Net expense             3,213,450     3,039,122      2,980,652     2,838,395    2,788,970

   OTHER INCOME AND DEDUCTIONS:
     Allowance for funds
      used during
      construction                10,672        14,671         11,827         9,936       12,580
     Other income /
      (expense), net              28,151       216,110       (152,236)       (7,579)      30,503
     Fixed charges of
      the GPU International
      Group (C)                   29,683         1,717             15             4            9
       Total other income
        and deductions            68,506       232,498       (140,394)        2,361       43,092

   EARNINGS AVAILABLE FOR FIXED
    CHARGES  AND PREFERRED
    STOCK DIVIDENDS
    (excluding taxes
    based on income)          $  773,145    $  998,032     $  528,470    $  760,056   $  688,275

   FIXED CHARGES:
     Interest on funded
      indebtedness            $  216,352    $  192,488     $  186,259    $  191,142   $  178,176
     Other interest (D)           59,398        56,396         47,498        21,525       19,604
     Preferred stock dividends
      of subsidiaries on a
      pretax basis  (F)           24,008        26,756         30,314        46,270       58,637
     Interest portion
      of rentals (A)              26,093        27,362         24,655        25,536       28,374
       Total fixed
        charges               $  325,851    $  303,002     $  288,726    $  284,473   $  284,791



   RATIO OF EARNINGS
    TO FIXED CHARGES                2.37          3.29           1.83          2.67         2.42
   RATIO OF EARNINGS
    TO COMBINED FIXED
    CHARGES AND PREFERRED
    STOCK DIVIDENDS (E)             2.37          3.29           1.83          2.67         2.42

                                                                             Exhibit 12-A
                                                                             Page 2 of 2



                                  GPU, INC. AND SUBSIDIARY COMPANIES
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)




   Notes:

   (A)   The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from operating expenses.

   (B)   Represents fixed charges of GPU Service, Inc. and GPU Nuclear, Inc. which are accounted for as operating expenses in the Company's consolidated income statement. The Company has removed the fixed charges from operating expenses and included such amounts in fixed charges as interest on funded indebtedness and other interest for this statement.

   (C)   Represents fixed charges of the GPU International Group which are accounted for as other income and deductions in the Company's consolidated income statement. The Company has removed the fixed charges from other income and deductions and included such amounts in fixed charges as interest on funded indebtedness and other interest for this statement.

   (D)   Includes dividends on subsidiary-obligated mandatorily redeemable preferred securities of
         $28,888, $24,816 and $7,692 for the years 1996, 1995 and 1994, respectively.

   (E)   GPU Inc., the parent holding company, does not have any preferred stock outstanding, therefore, the ratio of earnings to combined fixed charges and preferred stock dividends is the same as the ratio of earnings to fixed charges.

   (F)   Calculation of preferred stock dividends of subsidiaries on a pretax basis is as follows:

                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   Income before provision
    for income taxes and
    preferred stock dividends
    of subsidiaries and
    gain on preferred
    stock reacquisition         $471,302      $721,786       $270,058      $521,853     $462,121

   Income before preferred
    stock dividends of
    subsidiaries and gain
    on preferred stock
    reacquisition                304,583       457,080        184,380       324,430      288,193

   Pretax earnings ratio          154.7%        157.9%         146.5%        160.9%       160.4%

   Preferred stock dividends
    of subsidiaries               15,519        16,945         20,692        28,757       36,557
   Preferred stock dividends
    of subsidiaries on
    a pretax basis                24,008        26,756         30,314        46,270       58,637

                                                                             Exhibit 12-B
                                                                             Page 1 of 2



                     JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)

                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   OPERATING REVENUES         $2,057,918    $2,035,928     $1,952,425    $1,935,909   $1,774,071

   OPERATING EXPENSES          1,729,532     1,653,387      1,622,399     1,600,984    1,536,596
     Interest portion
      of rentals (A)              10,666        12,354         10,187        10,944       12,414
       Net expense             1,718,866     1,641,033      1,612,212     1,590,040    1,524,182

   OTHER INCOME AND DEDUCTIONS:
     Allowance for funds
      used during
       construction                6,647         7,824          4,143         4,756        8,071
     Other income/
      (expense), net               7,202        14,889         21,995         6,281       21,519
       Total other income
        and deductions            13,849        22,713         26,138        11,037       29,590

   EARNINGS AVAILABLE FOR FIXED
    CHARGES  AND PREFERRED
     STOCK DIVIDENDS
      (excluding taxes
       based on income)       $  352,901    $  417,608     $  366,351    $  356,906   $  279,479

   FIXED CHARGES:
     Interest on funded
      indebtedness            $   89,648    $   92,602     $   93,477    $  100,246   $   92,942
     Other interest (B)           21,847        16,337         14,726         6,530        4,873
     Interest portion
      of rentals (A)              10,666        12,354         10,187        10,944       12,414
       Total fixed
        charges               $  122,161    $  121,293     $  118,390    $  117,720   $  110,229

   RATIO OF EARNINGS
    TO FIXED CHARGES                2.89          3.44           3.09          3.03         2.54

   Preferred stock
    dividend requirement          13,072        14,457         14,795        16,810       20,604
   Ratio of income before
    provision for
     income taxes to
      net income (C)              147.6%        148.8%         152.3%        151.1%       144.2%
   Preferred stock
    dividend requirement
     on a pretax basis            19,294        21,512         22,529        25,400       29,711
   Fixed charges, as above       122,161       121,293        118,390       117,720      110,229
     Total fixed charges
      and preferred       stock dividends        $  141,455    $  142,805     $  140,919    $  143,120   $  139,940

   RATIO OF EARNINGS
    TO COMBINED FIXED
     CHARGES AND PREFERRED
      STOCK DIVIDENDS               2.50          2.92           2.60          2.49         2.00

                                                                             Exhibit 12-B
                                                                             Page 2 of 2



                     JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)






   Notes:


   (A)   The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from
         Operating Expenses.

   (B)   Includes dividends on company-obligated mandatorily redeemable preferred securities of
         $10,700 and $6,628 for the years 1996 and 1995, respectively.

   (C)   Represents income before provision for income taxes divided by net income as follows:

                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   Income before provision
    for income taxes           $230,740      $296,315       $247,961      $239,187     $169,250


     Net Income                 156,303       199,089        162,841       158,344      117,361

                                                                             Exhibit 12-C
                                                                             Page 1 of 2



                         METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)


                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   OPERATING REVENUES          $910,408      $854,674       $801,303      $801,487     $821,823

   OPERATING EXPENSES           733,664       686,183        655,805       624,025      660,497
     Interest portion
      of rentals (A)              5,367         5,186          5,315         4,932        5,817
       Net expense              728,297       680,997        650,490       619,093      654,680

   OTHER INCOME AND DEDUCTIONS:
     Allowance for funds
      used during
       construction               1,245         2,430          3,847         2,919        2,858
     Other income/
      (expense), net              1,220       129,660        (98,953)       (5,581)       3 229
       Total other income
        and deductions            2,465       132,090        (95,106)       (2,662)       6,087

   EARNINGS AVAILABLE FOR FIXED
    CHARGES  AND PREFERRED
     STOCK DIVIDENDS
      (excluding taxes
       based on income)        $184,576      $305,767       $ 55,707      $179,732     $173,230

   FIXED CHARGES:
     Interest on funded
      indebtedness             $ 45,373      $ 45,844       $ 43,270      $ 42,887     $ 38,882
     Other interest (B)          14,436        14,147         15,137         6,990        6,039
     Interest portion
      of rentals (A)              5,367         5,186          5,315         4,932        5,817
       Total fixed
        charges                $ 65,176      $ 65,177       $ 63,722      $ 54,809     $ 50,738

   RATIO OF EARNINGS
    TO FIXED CHARGES               2.83          4.69           0.87          3.28         3.41

   Preferred stock
    dividend requirement            944           944          2,960         6,960       10,289
   Ratio of income before
    provision for
     income taxes to
      net income (C)             172.9%        162.0%         174.8%        160.4%       167.6%
   Preferred stock
    dividend requirement
     on a pretax basis            1,632         1,529          5,174        11,164       17,244
   Fixed charges, as above       65,176        65,177         63,722        54,809       50,738
     Total fixed charges
      and preferred
       stock dividends         $ 66,808      $ 66,706       $ 68,896      $ 65,973     $ 67,982

   RATIO OF EARNINGS
    TO COMBINED FIXED
     CHARGES AND PREFERRED
      STOCK DIVIDENDS              2.76          4.58           0.81          2.72         2.55

                                                                             Exhibit 12-C
                                                                             Page 2 of 2



                         METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)






   Notes:


   (A)   The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from
         Operating Expenses.

   (B)   Includes dividends on company-obligated mandatorily redeemable preferred securities of
         $9,000, $9,000 and $3,200 for the years 1996, 1995 and 1994, respectively.

   (C)   Represents income before provision for income taxes divided by net income as follows:

                                               Twelve Months Ended December 31,

                                 1996          1995           1994*         1993         1992
   Income before provision
    for income taxes           $119,400      $240,590       $    -        $124,923     $122,492

   Net Income                    69,067       148,540            -          77,875       73,077


   *   For the twelve months ended December 31, 1994, the ratio was based on the composite income tax rate for 1994.

                                                                             Exhibit 12-D
                                                                             Page 1 of 2

                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)
                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   OPERATING REVENUES        $1,019,645      $981,329       $944,744      $908,280     $896,337

   OPERATING EXPENSES           840,288       793,320        776,215       688,587      678,478
     Interest portion
      of rentals (A)              4,490         4,911          3,632         3,406        3,945
       Net expense              835,798       788,409        772,583       685,181      674,533

   OTHER INCOME AND DEDUCTIONS:
     Allowance for funds
      used during
       construction               2,780         4,417          3,837         2,261        1,651
     Other income/
      (expense), net               (825)       56,454        (71,287)       (7,021)        (179)
       Total other income
        and deductions            1,955        60,871        (67,450)       (4,760)       1,472

   EARNINGS AVAILABLE FOR FIXED
    CHARGES  AND PREFERRED
     STOCK DIVIDENDS
      (excluding taxes
       based on income)        $185,802      $253,791       $104,711      $218,339     $223,276

   FIXED CHARGES:
     Interest on funded
      indebtedness             $ 49,654      $ 49,875       $ 46,439      $ 44,714     $ 42,615
     Other interest (B)          16,300        17,616         11,913         5,255        6,415
     Interest portion
      of rentals (A)              4,490         4,911          3,632         3,406        3,945
       Total fixed
        charges                $ 70,444      $ 72,402       $ 61,984      $ 53,375     $ 52,975

   RATIO OF EARNINGS
    TO FIXED CHARGES               2.64          3.51           1.69          4.09         4.21

   Preferred stock
    dividend requirement          1,503         1,544          2,937         4,987        5,664
   Ratio of income before
    provision for
     income taxes to
      net income (C)             165.2%        163.4%         134.4%        172.3%       170.7%
   Preferred stock
    dividend requirement
     on a pretax basis            2,483         2,523          3,946         8,594        9,671
   Fixed charges, as above       70,444        72,402         61,984        53,375       52,975
     Total fixed charges
      and preferred
       stock dividends         $ 72,927      $ 74,925       $ 65,930      $ 61,969     $ 62,646

   RATIO OF EARNINGS    TO COMBINED FIXED
     CHARGES AND PREFERRED
      STOCK DIVIDENDS              2.55          3.39           1.59          3.52         3.56

                                                                             Exhibit 12-D
                                                                             Page 2 of 2



                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                 AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)






   Notes:


   (A)   The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from
         Operating Expenses.

   (B)   Includes dividends on company-obligated mandatorily redeemable preferred securities of
         $9,188, $9,188 and $4,492 for the years 1996, 1995 and 1994, respectively.

   (C)   Represents income before provision for income taxes divided by net income as follows:

                                               Twelve Months Ended December 31,

                                 1996          1995           1994          1993         1992
   Income before provision
    for income taxes           $115,358      $181,389       $42,727       $164,964     $170,301


   Net Income                    69,809       111,010        31,799         95,728       99,744

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES




                                    GPU, INC.                          Page

 Supplementary Data
 GPU Energy Companies' Statistics                                      F-3
 Selected Financial Data                                               F-4
 Quarterly Financial Data                                              F-5

 Combined Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      F-6

 Financial Statements
 Report of Independent Accountants                                     F-39
 Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-40
 Balance Sheets as of December 31, 1996 and 1995                       F-41
 Statements of Retained Earnings for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-43
 Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-44

 Combined Notes to Consolidated Financial Statements                   F-45

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
 Years 1994-1996                                                       F-100


                      JERSEY CENTRAL POWER & LIGHT COMPANY

 Supplementary Data
 Company Statistics                                                    F-101
 Selected Financial Data                                               F-102
 Quarterly Financial Data                                              F-103

 Financial Statements
 Report of Independent Accountants                                     F-104
 Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-105
 Balance Sheets as of December 31, 1996 and 1995                       F-106
 Statements of Retained Earnings for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-108
 Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-109

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1994-1996                                                    F-110

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                           METROPOLITAN EDISON COMPANY


 Supplementary Data
 Company Statistics                                                    F-111
 Selected Financial Data                                               F-112
 Quarterly Financial Data                                              F-113

 Financial Statements
 Report of Independent Accountants                                     F-114
 Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-115
 Balance Sheets as of December 31, 1996 and 1995                       F-116
 Statements of Retained Earnings for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-118
 Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-119

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1994-1996                                                    F-120


                          PENNSYLVANIA ELECTRIC COMPANY

 Supplementary Data
 Company Statistics                                                    F-121
 Selected Financial Data                                               F-122
 Quarterly Financial Data                                              F-123

 Financial Statements
 Report of Independent Accountants                                     F-124
 Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-125
 Balance Sheets as of December 31, 1996 and 1995                       F-126
 Statements of Retained Earnings for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-128
 Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-129

 Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts for the
    Years 1994-1996                                                    F-130








 Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.



GPU, Inc. and Subsidiary Companies


GPU ENERGY COMPANIES' STATISTICS
  For The Years Ended December 31,                           1996         1995         1994         1993        1992        1991
  Capacity at System Peak (in MW):
    Company owned                                             6,680        6,637        6,655        6,735       6,718       6,737
    Contracted                                                3,536        3,604        3,416        3,236       3,360       3,045
        Total capacity (a)                                   10,216       10,241       10,071        9,971      10,078       9,782

   Hourly Peak Load (in MW):
    Summer peak                                               8,497        9,101        8,521        8,533       8,067       8,271
    Winter peak                                               7,756        7,861        7,683        7,167       7,173       7,119
    Reserve at system peak (%)                                 20.2         12.5         18.2         16.9        24.9        18.3
    Load factor (%) (b)                                        64.2         57.5         61.7         60.9        62.3        61.1

  Sources of Energy (in thousands of MWH):
    Coal                                                     18,133       17,500       16,548       16,969      18,123      17,942
    Nuclear                                                  11,439       11,582       10,216       10,614      11,449       8,598
    Gas, hydro & oil                                            812        1,019        1,071          575         409       1,187
        Net generation                                       30,384       30,101       27,835       28,158      29,981      27,727
    Utility purchases and interchange                         8,795       10,297       10,326       11,984      11,931      14,255
    Nonutility purchases                                     11,046       10,712        8,810        8,383       8,070       5,934
        Total sources of energy                              50,225       51,110       46,971       48,525      49,982      47,916
    Company use, line loss, etc                              (5,777)      (5,357)      (4,313)      (5,166)     (4,843)     (4,775)
        Total electric energy sales                          44,448       45,753       42,658       43,359      45,139      43,141

  Fuel Expense (in millions):
    Coal                                                       $263         $251         $260         $266        $266        $285
    Nuclear                                                      70           74           65           66          69          60
    Gas & oil                                                    38           38           39           32          21          44
        Total                                                  $371         $363         $364         $364        $356        $389

  Power Purchased and Interchanged (in millions):
    Utility purchases and interchange                        $  267       $  351         $367         $406        $430        $508
    Nonutility purchases                                        739          671          528          491         471         343
        Total                                                $1,006       $1,022         $895         $897        $901        $851

  Electric Energy Sales (in thousands of MWH):
    Residential                                              15,298       14,802       14,788       14,498      13,725      13,852
    Commercial                                               14,017       13,544       13,301       12,919      12,333      12,336
    Industrial                                               12,093       11,982       11,983       11,699      11,901      12,035
    Other                                                     1,105        1,143        1,245        1,221       1,303       1,369
        Sales to customers                                   42,513       41,471       41,317       40,337      39,262      39,592
    Sales to other utilities                                  1,935        4,282        1,341        3,022       5,877       3,549
        Total                                                44,448       45,753       42,658       43,359      45,139      43,141

  Operating Revenues (in millions):
    Residential                                              $1,599       $1,542       $1,503       $1,465      $1,339      $1,341
    Commercial                                                1,324        1,258        1,215        1,169       1,079       1,060
    Industrial                                                  803          780          774          755         752         753
    Other                                                        71           73           78           89          89          93
        Sales to customers                                    3,797        3,653        3,570        3,478       3,259       3,247
    Sales to other utilities                                     57          101           24           67         127          84
        Total electric energy sales                           3,854        3,754        3,594        3,545       3,386       3,331
    Other revenues                                               64           51           56           51          48          41
        Total                                                $3,918       $3,805       $3,650       $3,596     $ 3,434      $3,372

  Price per KWH (in cents):
    Residential                                               10.51        10.35        10.18        10.07        9.73        9.67
    Commercial                                                 9.47         9.25         9.12         9.04        8.72        8.59
    Industrial                                                 6.65         6.51         6.46         6.47        6.32        6.25
    Total sales to customers                                   8.96         8.77         8.64         8.61        8.28        8.20
    Total electric energy sales                                8.70         8.17         8.43         8.17        7.49        7.72

  Kilowatt-hour Sales per Residential Customer                8,741        8,539        8,646        8,575       8,215       8,374

  Customers at Year-End (in thousands)                        1,997        1,976        1,949        1,925       1,901       1,879

  (a)  Summer ratings at December 31, 1996 of owned and contracted capacity were 6,606 MW and 3,901 MW, respectively.
  (b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.



GPU, Inc. and Subsidiary Companies


SELECTED FINANCIAL DATA

For The Years Ended December 31,             1996*          1995**        1994***        1993          1992          1991****
    Common Stock Data

    Earnings per average common share         $     2.47     $     3.79    $     1.42     $     2.65    $     2.27     $     2.49

    Cash dividends paid per share             $    1.925     $     1.86    $    1.775     $     1.65    $    1.575     $     1.45

    Book value per share                      $    25.21     $    24.66    $    22.31     $    22.69    $    21.46     $    20.81

    Closing market price per share            $   33 5/8     $       34    $   26 1/4     $   30 7/8    $   27 5/8     $   27 1/4

    Common shares outstanding (In Thousands):
      Average                                    120,743        116,214       115,160        111,779       110,840        110,798
      At year-end                                120,870        120,619       115,315        115,041       110,857        110,815

    Market price to book value at year-end          133%           138%          118%           136%          129%           131%

    Price/earnings ratio                            13.6            9.0          18.5           11.7          12.2           10.9

    Return on average common equity                 9.8%          16.0%          6.3%          11.9%         10.7%          12.0%


    Financial Data (In Thousands)

    Operating revenues                        $3,918,089     $3,804,656    $3,649,516     $3,596,090    $3,434,153     $3,371,599

    Other operation and maintenance expense    1,090,888        963,609     1,076,925        909,786       856,773        891,314

    Net income                                   298,352        440,135       163,688        295,673       251,636        275,882

    Net utility plant in service               5,942,354      5,862,390     5,730,962      5,512,057     5,244,039      5,064,254

    Total assets                              10,941,219      9,849,516     9,209,777      8,829,255     7,730,738      7,408,834

    Long-term debt                             3,177,016      2,567,898     2,345,417      2,320,384     2,221,617      1,992,499

    Long-term obligations under
      capital leases                               6,623         11,696        16,982         23,320        24,094         27,210

    Subsidiary-obligated mandatorily
      redeemable preferred securities            330,000        330,000       205,000           -             -              -

    Cumulative preferred stock with
      mandatory redemption                       114,000        134,000       150,000        150,000       150,000        100,000

    Capital expenditures:
       GPU Energy companies                      403,880        461,860       585,916        495,517       460,073        467,050
       GPU International Group                   573,587        164,831        73,835         16,426           747          5,338

    Number of employees                            9,345         10,286        10,555         11,963        11,969         12,018


    *      Results for 1996 reflect a decrease in earnings of $74.5 million (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

    **     Results for 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or $0.07 per share, of
           TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

    ***    Results for 1994 reflect a net decrease in earnings of $164.7 million (after-tax), or $1.43 per share, due to a write-
           off of certain future TMI-2 retirement costs ($104.9 million, or $0.91 per share); charges for costs related to early retirement programs ($76.1 million, or $0.66 per share); a write-off of Penelec's postretirement benefit costs believed not probable of recovery in rates ($10.6 million, or $0.09 per share); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($26.9 million, or $0.23 per share).

    ****   Results for 1991 reflect an increase in earnings of $58.2 million (after-tax), or $0.53 per share, for an accounting change recognizing unbilled revenues and a decrease in earnings of $56.2 million (after-tax), or $0.51 per share, for estimated TMI-2 costs.



      GPU, Inc. and Subsidiary Companies


   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First Quarter             Second Quarter
   In Thousands Except
   Per Share Data                                 1996          1995        1996         1995
   Operating revenues                         $1,022,934      $913,972    $912,254     $864,648
   Operating income                              161,206       133,660     134,753      126,318
   Net income                                    108,253        75,497      73,625       60,980
   Earnings per share                                .90           .65         .61          .53



                                                   Third Quarter             Fourth Quarter
   In Thousands Except
   Per Share Data                                 1996*         1995**       1996         1995

   Operating revenues                         $1,058,223    $1,095,082    $924,678     $930,954
   Operating income                               93,166       184,581     119,154      115,992
   Net income                                     35,821       234,278      80,653       69,380
   Earnings per share                                .29          2.02         .67          .59



    *       Results for the third quarter of 1996 reflect charges of $74.5 million (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

    **      Results for the third quarter of 1995 reflect the reversal of $104.9 million
         (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in the second quarter of 1994.  The reversal of this write-off resulted from a
         1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or
         $0.07 per share, of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.





















                                                 F-5

 GPU, Inc. and Subsidiary Companies


         COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GPU, Inc. (formerly General Public Utilities Corporation) owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). In 1996, the customer service, transmission and distribution operations of these electric utilities began doing business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of these three electric utilities are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc. (formerly Energy Initiatives, Inc.), GPU Power, Inc. (formerly EI Power, Inc.) and GPU Electric, Inc. (formerly EI Energy, Inc.). Collectively, these are referred to as the "GPU International Group." Corporate functions are performed by GPU Service, Inc.
  (GPUS).  All of these companies considered together are referred to as "GPU."


                             GPU RESULTS OF OPERATIONS

      GPU's 1996 earnings were $298.4 million, or $2.47 per share, compared to 1995 earnings of $440.1 million, or $3.79 per share. GPU's return on average common equity was 9.8% in 1996 compared to 16.0% in 1995.

      Earnings for 1996 would have been $372.9 million, or $3.09 per share, compared to earnings of $343.6 million, or $2.95 per share for 1995, if nonrecurring items are excluded. Excluding these nonrecurring items, return on average common equity for 1996 and 1995 would have been 12.1% and 12.7%, respectively. The earnings increase, on this basis, was due primarily to higher GPU International Group income, mainly resulting from the earnings inclusion of Midlands Electricity plc (Midlands), in which a 50% interest was acquired in 1996. Also affecting the 1996 earnings were lower reserve capacity expense and gains associated with the reacquisition of preferred stock through cash tender offers, which were primarily offset by higher depreciation and other operation and maintenance (O&M) expenses.

      The 1996 nonrecurring item consisted of a $74.5 million after-tax charge to income, or $0.62 per share, for costs related to voluntary enhanced retirement programs, which were accepted by 840 bargaining and nonbargaining employees, representing about 8% of GPU's total workforce.

      The 1995 nonrecurring items consisted of the reversal of a $104.9 million after-tax expense, or $0.91 per share, for certain future Three Mile Island Unit 2 (TMI-2) retirement costs written off by Met-Ed and Penelec in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 Pennsylvania Public Utility Commission (PaPUC) order allowing Met-Ed to recover such costs from customers. Partially offsetting the effect of this was a charge to income of $8.4 million after-tax, or $0.07 per share, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

  GPU, Inc. and Subsidiary Companies


  GPU RESULTS OF OPERATIONS (continued)

      Earnings in 1995 were $440.1 million, or $3.79 per share, compared to 1994 earnings of $163.7 million, or $1.42 per share. The increase in earnings was due primarily to the effect of 1995 (discussed above) and 1994 nonrecurring items. Excluding these nonrecurring items, earnings for 1995 would have been $343.6 million, or $2.95 per share, compared to 1994 earnings of $328.4 million, or $2.85 per share. Contributing to this increase were higher new customer sales, partially offset by higher depreciation and financing expenses.

      The 1994 nonrecurring items included the write-off of $104.9 million after-tax, or $0.91 per share (discussed above), of certain future TMI-2 retirement costs. Also in 1994, there was a charge to income of $76.1 million after-tax, or $0.66 per share, for costs related to voluntary enhanced retirement programs; a write-off of $10.6 million after-tax, or $0.09 per share, for certain postretirement benefit (OPEB) costs; and net interest income of $26.9 million after-tax, or $0.23 per share, resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.


  OPERATING REVENUES:

      Total revenues increased 3% to $3.9 billion in 1996, after increasing
  4.3% to $3.8 billion in 1995.  The components of these changes are as follows:

                                                   (In Millions)
                                             1996                 1995

     Kilowatt-hour (KWH) revenues
       (excluding energy portion)          $ 24.9               $ 14.7
     Energy revenues                         67.8                141.6
     Other revenues                          20.7                 (1.2)
          Increase in revenues             $113.4               $155.1

  Kilowatt-hour revenues

  1996 and 1995
      The 1996 and 1995 increases in KWH revenues were due primarily to increased new commercial and residential customer sales, partially offset by lower weather-related sales to residential customers.

                 1996 KWH Customer Sales by Service Class

                        Residential             36%
                        Commercial              33%
                        Industrial/Other        31%

   GPU, Inc. and Subsidiary Companies


   GPU RESULTS OF OPERATIONS (continued)

   Energy revenues

   1996 and 1995
       Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The 1996 increase was due primarily to higher energy cost rates in effect and increased commercial and residential customer sales, partially offset by lower sales to other utilities. Energy revenues in 1995 increased primarily from additional sales to other utilities and higher energy cost rates.

   Other revenues

   1996 and 1995
       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes. However, increased transmission revenues contributed to earnings in 1996.


   OPERATING EXPENSES:

   Power purchased and interchanged (PP&I)

   1996 and 1995
       Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the GPU Energy companies' energy adjustment clauses. However, lower reserve capacity expense, which is a component of PP&I, contributed to earnings in 1996.

   Fuel and Deferral of energy costs, net

   1996 and 1995
       Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for 1996 benefitted from a $6.3 million pre-tax performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

   Other operation and maintenance

   1996
       The 1996 increase in other O&M expenses was due primarily to a $122.7 million pre-tax charge related to the early retirement programs. Partially offsetting the effect of these was a 1995 write-off of $14.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking. Greater storm damage and emergency repairs in 1996 also contributed to the increase.

  GPU, Inc. and Subsidiary Companies


  GPU RESULTS OF OPERATIONS (continued)

  1995
      The 1995 decrease in other O&M expenses was due to a $127 million pre-tax charge in 1994 related to early retirement programs. Partially offsetting the effect of these was the 1995 write-off of $14.7 million for TMI-2 monitored storage costs.

  Depreciation and amortization

  1996
      The 1996 increase in depreciation and amortization expense was due primarily to additions to plant in service and higher depreciation rates for Met-Ed and Penelec.

  1995
      The 1995 increase in depreciation and amortization expense was due primarily to additions to plant in service.

  Taxes, other than income taxes

  1996 and 1995
      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


  OTHER INCOME AND DEDUCTIONS:

  Other income/(expense), net

  1996
      The 1996 decrease in other income/(expense) was due primarily to the reversal in 1995, of $183.9 million pre-tax, of certain future TMI-2 retirement costs written off in 1994 by Met-Ed and Penelec. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing Met-Ed to recover such costs from customers. This was partially offset by higher GPU International Group income, due primarily to the inclusion of Midlands' income (see Note 6 to GPU's Consolidated Financial Statements).

  1995
      The 1995 increase in other income/(expense) was due largely to the reversal of TMI-2 retirement costs written off in 1994. Also, in 1994 Penelec expensed $18.6 million pre-tax for certain OPEB costs believed not probable of recovery in rates. Of this amount, $14.6 million was written off as a result of a PaPUC order disallowing the collection of such costs by a nonaffiliated utility, and $4 million was charged to expense for OPEB costs related to employees who participated in the 1994 early retirement programs. Increased GPU International Group income in 1995, due primarily to gains on the sale of investment securities totaling $11.8 million pre-tax, also contributed to the increase. Partially offsetting these was interest income in 1994 of $59.4 million pre-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

  GPU, Inc. and Subsidiary Companies


  GPU RESULTS OF OPERATIONS (continued)

  INTEREST CHARGES AND PREFERRED DIVIDENDS:

  Other interest

  1995
      The 1995 decrease in other interest was due primarily to the GPU Energy companies recognizing in 1994 interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $13.8 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

  Dividends on subsidiary-obligated mandatorily redeemable preferred securities

  1996 and 1995
      The 1996 increase was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of mandatorily redeemable preferred securities. The 1995 increase was due to Met-Ed and Penelec issuing in 1994, through special-purpose finance subsidiaries, $100 million and $105 million, respectively, of these securities.

  Gain on preferred stock reacquisition

  1996
      The 1996 increase was due to gains associated with Met-Ed and Penelec reacquiring, through cash tender offers, portions of their preferred stock.


                            JCP&L RESULTS OF OPERATIONS

      JCP&L's 1996 earnings were $143.2 million, compared to 1995 earnings of $184.6 million. The decrease in earnings was due primarily to a $39.4 million after-tax charge in 1996 for voluntary enhanced retirement programs (includes JCP&L's share of costs allocated from Genco, GPUN and GPUS), which were accepted by 341 bargaining and non-bargaining employees of JCP&L, or about 11.5% of its workforce. JCP&L's return on average common equity was 9.5% in 1996 compared to 13.1% in 1995. Excluding this nonrecurring item, 1996 earnings would have been $182.6 million and return on average common equity, on this basis, would have been 12%.

      Earnings in 1995 were $184.6 million, compared to 1994 earnings of $148 million. Contributing to this earnings increase were a $30.4 million after-tax charge in 1994 for early retirement programs, lower other O&M expenses, and higher new customer sales, partially offset by lower weather-related sales. Also, in 1994 JCP&L recognized net interest income of $7.4 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

  GPU, Inc. and Subsidiary Companies


  JCP&L RESULTS OF OPERATIONS (continued)

  OPERATING REVENUES:

      Total revenues increased 1.1% to $2.06 billion in 1996, after increasing 4.3% to $2.04 billion in 1995. The components of these changes are as follows:

                                                   (In Millions)
                                             1996                 1995

     Kilowatt-hour revenues
       (excluding energy portion)          $ (7.2)              $ 11.4
     Energy revenues                         22.1                 72.3
     Other revenues                           7.1                 (0.2)
          Increase in revenues             $ 22.0               $ 83.5

  Kilowatt-hour revenues

  1996
      The 1996 decrease in KWH revenues was due to lower weather-related sales to residential customers, partially offset by new residential and commercial customer sales.

                 1996 KWH Customer Sales by Service Class

                        Residential             41%
                        Commercial              39%
                        Industrial/Other        20%

  1995
      The 1995 increase in KWH revenues was due to increases in new residential and commercial customer sales, partially offset by lower weather-related sales.

  Energy revenues

  1996 and 1995
      Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The 1996 increase in energy revenues was due primarily to higher energy cost rates in effect and increased commercial customer sales, partially offset by lower sales to other utilities. The 1995 increase was primarily due to additional sales to other utilities and higher energy cost rates.

  Other revenues

  1996 and 1995
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

  GPU, Inc. and Subsidiary Companies


  JCP&L RESULTS OF OPERATIONS (continued)

  OPERATING EXPENSES:

  Power purchased and interchanged

  1996
      Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the energy adjustment clause. However, lower reserve capacity expense resulting primarily from reduced purchases from Pennsylvania Power & Light Company contributed to the 1996 earnings.

  1995
      Earnings in 1995 were negatively affected by higher reserve capacity expense resulting primarily from a Pennsylvania-New Jersey-Maryland Interconnection (PJM Power Pool) prior year adjustment and one-time net charges of $3.6 million pre-tax from another utility.

  Fuel and Deferral of energy and capacity costs, net

  1996 and 1995
      Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for 1996 benefitted from a $6.3 million pre-tax performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

  Other operation and maintenance

  1996
      The 1996 increase in other O&M expenses was due in part to a $62.9 million pre-tax charge related to the early retirement programs. Payments associated with the use of others' transmission facilities (primarily associated companies) and greater storm damage and emergency repairs also contributed to the increase.

  1995
      The 1995 decrease in other O&M expenses was due primarily to the effect of a $46.9 million pre-tax charge in 1994 related to early retirement programs and lower 1995 storm damage and emergency repairs.

  Depreciation and amortization

  1996
      The 1996 increase in depreciation and amortization expense was due primarily to additions to plant in service, partially offset by lower depreciation rates; and higher regulatory asset amortizations.

  1995
      The 1995 increase in depreciation and amortization expense was due primarily to additions to plant in service, partially offset by lower regulatory asset amortizations.

  GPU, Inc. and Subsidiary Companies


  JCP&L RESULTS OF OPERATIONS (continued)

  Taxes, other than income taxes

  1996 and 1995
      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


  OTHER INCOME AND DEDUCTIONS:

  Other income, net

  1996
      The 1996 decrease in other income was due largely to the write-off of $3 million pre-tax of nonutility generation (NUG) buyout costs related to the Crown/Vista project (see Rate Matters section) and the write-off of obsolete inventory in connection with the retirements of the Werner and Gilbert generating stations.

  1995
      The 1995 decrease was due to the recognition in 1994 of interest income of $14.7 million pre-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. Partially offsetting the effect of this was a 1994 write-off of $4.2 million pre-tax for a cancelled project.


  INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

  Interest on long-term debt

  1996
      The decrease in interest on long-term debt was due to lower interest rates on long-term debt.

  Dividends on company-obligated mandatorily redeemable preferred securities

  1996 and 1995
      The 1996 increase was due to JCP&L issuing in May 1995, through a special-purpose finance subsidiary, $125 million stated value of mandatorily redeemable preferred securities.


                           MET-ED RESULTS OF OPERATIONS

      Met-Ed's 1996 earnings were $71.8 million, compared to 1995 earnings of $147.6 million. The decrease in earnings was due primarily to the effect of 1996 and 1995 nonrecurring items. Met-Ed's return on average common equity was 10.3% in 1996 compared to 23.5% in 1995.

  GPU, Inc. and Subsidiary Companies


  MET-ED RESULTS OF OPERATIONS (continued)

      Excluding these nonrecurring items, earnings would have been $87.2 million, compared to earnings of $80.5 million for 1995. Return on average common equity for 1996 and 1995, on this basis, would have been 12.4% and 13.4%, respectively. The earnings increase, on this basis, was due to primarily higher customer sales, lower reserve capacity expense and gains associated with the reacquisition of preferred stock.

      The 1996 nonrecurring item consisted of a charge to income of $15.4 million after-tax for voluntary enhanced retirement programs (includes Met-Ed's share of costs allocated from Genco, GPUN and GPUS), which were accepted by 163 bargaining and non-bargaining employees of Met-Ed, or about 7.5% of its workforce.

      The 1995 nonrecurring items consisted of the reversal of a $72.8 million after-tax expense, for certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing Met-Ed to recover such costs from customers. Partially offsetting the effect of this was a charge to income of $5.7 million after-tax for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

      Earnings in 1995 were $147.6 million, compared to a net loss of $2.2 million for 1994. The increase in earnings was due primarily to the net effect of 1995 (discussed above) and 1994 nonrecurring items. Excluding these nonrecurring items, earnings for 1995 would have been $80.5 million, compared to 1994 earnings of $77.7 million. Contributing to this increase were higher customer sales and lower other O&M expenses, partially offset by higher depreciation and financing expenses.

      The 1994 nonrecurring items included the above mentioned TMI-2 write-off of $72.8 million after-tax. Also, in 1994 there was a charge to income of $20.1 million after-tax, for costs related to voluntary enhanced retirement programs; and net interest income of $13 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.


  OPERATING REVENUES:

      Total revenues increased 6.5% to $910.4 million in 1996, after increasing 6.7% to $854.7 million in 1995. The components of these changes are as follows:
                                                   (In Millions)
                                             1996                 1995

     Kilowatt-hour revenues
       (excluding energy portion)          $ 21.5               $  4.8
     Energy revenues                         30.1                 46.4
     Other revenues                           4.1                  2.2
          Increase in revenues             $ 55.7               $ 53.4

   GPU, Inc. and Subsidiary Companies


   MET-ED RESULTS OF OPERATIONS (continued)

   Kilowatt-hour revenues

   1996
       The 1996 increase in KWH revenues was due to increased customer usage, higher weather-related sales to residential customers and an increase in new commercial and residential customer sales.

                  1996 KWH Customer Sales by Service Class

                         Residential             36%
                         Commercial              27%
                         Industrial/Other        37%

   1995
       The 1995 increase in KWH revenues was due to an increase in new residential and commercial customer sales and higher industrial customer usage, partially offset by lower weather-related sales.

   Energy revenues

   1996 and 1995
       Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The 1996 increase in energy revenues was due primarily to higher energy cost rates in effect and increased commercial and residential customer sales, partially offset by lower sales to other utilities. The 1995 increase was due to higher energy cost rates and additional sales to other utilities.

   Other revenues

   1996 and 1995
       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


   OPERATING EXPENSES:

   Power purchased and interchanged

   1996 and 1995
       Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the energy adjustment clause. However, lower reserve capacity expense contributed to the 1996 and 1995 earnings.

   Fuel and Deferral of energy costs, net

   1996 and 1995
       Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.
                                      F-15

  GPU, Inc. and Subsidiary Companies


  MET-ED RESULTS OF OPERATIONS (continued)

  Other operation and maintenance

  1996
      The 1996 increase in other O&M expenses was due primarily to a $26.2 million pre-tax charge related to the early retirement programs and greater storm damage and emergency repairs. Partially offsetting the effect of these was a 1995 write-off of $10 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

  1995
      The 1995 decrease in other O&M expenses was due primarily to a $35.2 million pre-tax charge in 1994 related to early retirement programs. Partially offsetting the effect of this was a 1995 write-off of $10 million pre-tax for TMI-2 monitored storage costs.

  Depreciation and amortization

  1996
      The 1996 decrease in depreciation and amortization was due to adjustments in 1995 related to TMI-2 decommissioning. These adjustments more than offset 1996 increases in depreciation expense resulting from additions to plant in service and higher depreciation rates.

  1995
      The 1995 increase in depreciation and amortization expense was due primarily to additions to plant in service and adjustments for TMI-2 decommissioning.

  Taxes, other than income taxes

  1996 and 1995
      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


  OTHER INCOME AND DEDUCTIONS:

  Other income/(expense), net

  1996
      The 1996 decrease in other income/(expense) was due primarily to the reversal in 1995, of $127.6 million pre-tax, of certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing Met-Ed to recover such costs from customers.

  1995
      The 1995 increase in other income/(expense) was due largely to the reversal of TMI-2 retirement costs written off in 1994. Partially offsetting

  GPU, Inc. and Subsidiary Companies


  MET-ED RESULTS OF OPERATIONS (continued)

  the effect of this was interest income in 1994 of $29.8 million pre-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.


  INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

  Dividends on company-obligated mandatorily redeemable preferred securities

  1995
      The 1995 increase was due to Met-Ed issuing in August 1994, through a special-purpose finance subsidiary, $100 million stated value of mandatorily redeemable preferred securities.

  Gain on preferred stock reacquisition

  1996
      The 1996 increase was due to gains associated with Met-Ed reacquiring, through cash tender offers, portions of its preferred stock.


                           PENELEC RESULTS OF OPERATIONS

      Penelec's 1996 earnings were $73.9 million, compared to 1995 earnings of $109.5 million. The decrease in earnings was due primarily to the effect of 1996 and 1995 nonrecurring items. Penelec's return on average common equity was 10% in 1996 compared to 15.8% in 1995.

      Excluding these nonrecurring items, earnings would have been $93.6 million compared to earnings of $80.1 million for 1995. Return on average common equity for 1996 and 1995, on this basis, would have been 12.6% and 11.8%, respectively. The earnings increase, on this basis, was due primarily to higher customer sales and gains associated with the reacquisition of preferred stock, which were partially offset by higher depreciation expense.

      The 1996 nonrecurring item consisted of a charge to income of $19.7 million after-tax for voluntary enhanced retirement programs (includes Penelec's share of costs allocated from Genco, GPUN and GPUS), which were accepted by 165 bargaining and non-bargaining employees of Penelec or about 7.5% of its workforce.

      The 1995 nonrecurring items consisted of the reversal of a $32.1 million after-tax expense, for certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing an affiliate (Met-Ed) to recover such costs from customers. Partially offsetting the effect of this was a charge to income of $2.7 million after-tax for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

  GPU, Inc. and Subsidiary Companies


  PENELEC RESULTS OF OPERATIONS (continued)

      Earnings in 1995 were $109.5 million, compared to 1994 earnings of $28.9 million. The increase in earnings was due primarily to the net effect of 1995 (discussed above) and 1994 nonrecurring items. Excluding these nonrecurring items, earnings for 1995 would have been $80.1 million, compared to 1994 earnings of $90.7 million. Contributing to this earnings decrease were higher other O&M expenses and increased financing expenses.

      The 1994 nonrecurring items included the above mentioned TMI-2 write-off of $32.1 million after-tax. Also in 1994, there was a charge to income of $25.6 million after-tax, for costs related to voluntary enhanced retirement programs; a write-off of $10.6 million after-tax for certain OPEB costs; and net interest income of $6.5 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.


  OPERATING REVENUES:

      Total revenues increased 3.9% to $1 billion in 1996, after increasing 3.9% to $981.3 million in 1995. The components of these changes are as follows:

                                                   (In Millions)
                                             1996                 1995

     Kilowatt-hour revenues
       (excluding energy portion)          $  7.5               $  1.7
     Energy revenues                         14.7                 32.3
     Other revenues                          16.1                  2.6
          Increase in revenues             $ 38.3               $ 36.6

  Kilowatt-hour revenues

  1996 and 1995
      The 1996 and 1995 increases in KWH revenues were due primarily to increased new commercial and residential customer sales. Higher weather-related sales to residential customers also contributed to the 1996 increase.

                 1996 KWH Customer Sales by Service Class

                        Residential             29%
                        Commercial              31%
                        Industrial              34%
                        Other                    6%

  Energy revenues

  1996 and 1995
      Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The 1996 increase in energy revenues was due primarily to higher energy cost rates in effect and increased commercial and residential customer

  GPU, Inc. and Subsidiary Companies


  PENELEC RESULTS OF OPERATIONS (continued)

  sales, partially offset by lower sales to other utilities. The 1995 increase was due primarily to additional sales to other utilities and higher energy cost rates.

  Other revenues

  1996 and 1995
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes. However, increased transmission revenues contributed to earnings in 1996.


  OPERATING EXPENSES:

  Power purchased and interchanged

  1996 and 1995
      Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the energy adjustment clause.

  Fuel and Deferral of energy costs, net

  1996 and 1995
      Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

  Other operation and maintenance

  1996
      The 1996 increase in other O&M expenses was due to a $33.6 million pre-tax charge related to the early retirement programs. Partially offsetting the effect of this was a 1995 write-off of $4.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

  1995
      The 1995 decrease in other O&M expenses was due to a $44.9 million pre-tax charge in 1994 related to early retirement programs. Partially offsetting the effect of this were a 1995 write-off of $4.7 million pre-tax for TMI-2 monitored storage costs, and employee severance payments associated with the management combination with Met-Ed in 1995.

  Depreciation and amortization

  1996 and 1995
      The 1996 increase in depreciation and amortization expense was due to additions to plant in service and higher depreciation rates. The 1995 increase was due primarily to additions to plant in service.

  GPU, Inc. and Subsidiary Companies


  PENELEC RESULTS OF OPERATIONS (continued)

  Taxes, other than income taxes

  1996 and 1995
      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


  OTHER INCOME AND DEDUCTIONS:

  Other income/(expense), net

  1996
      The 1996 decrease in other income/(expense) was due primarily to the reversal in 1995, of $56.3 million pre-tax, of certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing an affiliate to recover such costs from customers. Partially offsetting this was a write-off in 1995 of $2.5 million of deferred OPEB costs related to wholesale customers which were deemed not recoverable through ratemaking.

  1995
      The 1995 increase in other income/(expense) was due largely to the reversal of TMI-2 retirement costs of $56.3 million pre-tax written off in 1994. In 1994, Penelec expensed $18.6 million pre-tax for certain OPEB costs believed not probable of recovery in rates. Of this amount, $14.6 million was written off as a result of a PaPUC order disallowing a nonaffiliated utility to collect such costs, and $4 million was charged to expense for OPEB costs related to employees who participated in the early retirement programs. Also, Penelec recorded interest income of $14.9 million pre-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.


  INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

  Dividends on company-obligated mandatorily redeemable preferred securities

  1995
      The 1995 increase was due to Penelec issuing in July 1994, through a special-purpose finance subsidiary, $105 million stated value of mandatorily redeemable preferred securities.

  Gain on preferred stock reacquisition

  1996
      The 1996 increase was due to gains associated with Penelec reacquiring, through cash tender offers, portions of its preferred stock.

  GPU, Inc. and Subsidiary Companies


      The following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; generating plant performance; fuel prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

                              GPU INTERNATIONAL GROUP

      The GPU International Group develops, owns and operates electric generation, transmission and distribution facilities and supply businesses in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPU International Group has ownership interests in distribution and supply businesses in England and Australia, ten operating cogeneration plants in the U.S. totaling 895 MW (of which the GPU International Group's equity interest represents 261 MW) of capacity, and eleven operating generating facilities located in foreign countries totaling 2,686 MW (of which the GPU International Group's equity interest represents 546 MW) of capacity.

      The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in five generating facilities under construction totaling 3,172 MW (of which the GPU International Group's equity interest represents 816 MW) of capacity.

      At December 31, 1996, GPU, Inc.'s aggregate investment in the GPU International Group was $211 million; GPU, Inc. has also guaranteed up to an additional $893 million of GPU International Group obligations. GPU, Inc. has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies and exempt wholesale generators up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings, or approximately $1 billion. At December 31, 1996, GPU, Inc. had remaining authorization to finance an additional $25 million of such investments. A request to increase this limit to 100% of GPU's average consolidated retained earnings, or to approximately $2 billion at December 31, 1996, is pending.

      Selected financial data for the GPU International Group is as follows:

  GPU, Inc. and Subsidiary Companies


                                                   (In Millions)
                                              1996      1995      1994

  Total assets                              $1,075      $380      $130

  Liabilities and capital:
    Common equity                           $  232      $209      $118
    Long-term debt                             752       104         -
    Notes payable                                -         2         -
      Total capitalization                     984       315       118
    Minority interest                           43        41         -
    Other liabilities                           48        24        12
      Total liabilities and capital         $1,075      $380      $130

  Purchase of investments                   $  574      $165      $ 74

  Net income/(loss)                         $   24      $  9      $ (3)

  For additional information on the GPU International Group's investments, see
  Note 7 to GPU's Consolidated Financial Statements.

      In 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners Holdings (Holdings), a 50/50 joint venture, to acquire Midlands (see Note 6 to GPU's Consolidated Financial Statements), an English regional electric company. A wholly-owned subsidiary of Holdings purchased the outstanding shares of Midlands through a cash tender offer of 1.7 billion pounds, or approximately U.S. $2.6 billion. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric.

      The Labour Party in the United Kingdom has proposed a windfall tax on privatized utilities and other companies as part of its election campaign platform. General elections in the United Kingdom are required to be held no later than May 1997. If the Labour Party wins the general election, and the tax is enacted as currently proposed, a charge to Midlands' earnings, which is estimated to range from $110 million to $350 million (GPU's 50% share being $55 million to $175 million), would be recorded in 1997, perhaps as early as the second quarter. Due to the fact that (1) the Labour Party may not win the election; (2) the windfall tax may not be enacted as currently proposed; (3) the amount of the proposed tax may change; and (4) the Labour Party may change its current platform, there is no certainty that this tax, if levied, would be enacted as currently proposed.

      With the acquisitions of Midlands in 1996 and Solaris Power in 1995, the GPU International Group now has 50% ownership interests in foreign utility companies having total fixed assets of approximately $1.6 billion. These foreign utility companies annually provide about 20 billion kilowatt-hours of electricity to 2.2 million customers in England and 240,000 customers in Australia, with operating revenues of $2.5 billion in 1996.

      In 1996, GPU Power, through a wholly-owned subsidiary, purchased the rights to acquire up to a 40% interest in a venture which plans to construct a 300 MW coal generating plant in the Philippines. GPU Power's equity contribution is expected to be approximately $40 million.

  GPU, Inc. and Subsidiary Companies


      In 1996, GPU International and Ballard Power Systems of Canada agreed to a business venture to develop, manufacture and market stationary fuel cell power plants worldwide. Under the agreement, GPU International will invest approximately $23 million for up to a 19.3% equity interest in the new venture, of which $6 million was invested as of December 31, 1996.

      Management expects that the GPU International Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amounts of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.


                          LIQUIDITY AND CAPITAL RESOURCES

  Capital Needs

      The GPU Energy companies' capital needs were $535 million (JCP&L $235 million; Met-Ed $92 million; Penelec $190 million; Other $18 million) in 1996, consisting of cash construction expenditures of $404 million (JCP&L $200 million; Met-Ed $77 million; Penelec $115 million; Other $12 million) and amounts for maturing obligations of $131 million (JCP&L $35 million; Met-Ed $15 million; Penelec $75 million; Other $6 million). In addition, the GPU International Group made investments in 1996 totaling $574 million, due primarily to the acquisition of Midlands (see Note 6 to GPU's Consolidated Financial Statements).

      During 1996, construction expenditures were used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. In 1997, construction expenditures for the GPU Energy companies are estimated to be $402 million (JCP&L $185 million; Met-Ed $90 million; Penelec $120 million; Other $7 million), consisting primarily of $391 million (JCP&L $179 million; Met-Ed $88 million; Penelec $117 million; Other $7 million) for ongoing system development. Expenditures for maturing obligations will total $179 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million; Other $3 million) in 1997, and $139 million (JCP&L $12 million; Penelec $30 million; Other $97 million) in 1998. Management estimates that a substantial portion of GPU's and the GPU Energy companies' 1997 capital needs will be satisfied through internally generated funds.

                          Cash Construction Expenditures
                             (In millions of dollars)
                    1992   1993   1994    1995   1996   1997*
        GPU         $460   $496   $586    $462   $404   $402

        JCP&L       $219   $197   $244    $218   $200   $185
        Met-Ed       131    142    160     113     77     90
        Penelec      110    150    174     131    115    120
        Other          -      7      8       -     12      7

                    * Estimate

      The GPU Energy companies' capital leases are primarily for nuclear fuel.

  GPU, Inc. and Subsidiary Companies


  Nuclear fuel capital leases at December 31, 1996 totaled $139 million (JCP&L $95 million; Met-Ed $29 million; Penelec $15 million). When consumed, portions of the presently leased material will be replaced by additional leased material at an average annual rate (which is based on two full operating cycles, or four years) of between $35 million and $50 million (JCP&L $20 million - $25 million; Met-Ed $10 million - $15 million; Penelec $5 million - $10 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

  Financing

      GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through December 31, 2001 and up to seven million shares of additional common stock through 1998. GPU, Inc. has no current plans to issue these securities. Any sale of such securities will, among other things, depend upon future capital requirements and market conditions.

      As a result of Pennsylvania legislation (see Competitive Environment section), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other similar entity, and would use the proceeds to reduce capitalization and further mitigate stranded costs resulting from customer choice. The timing and amount of any sale will depend upon PaPUC approval of restructuring plans, as well as market conditions.

      The GPU Energy companies have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through various periods into 1997. JCP&L and Penelec intend to seek regulatory approval to extend such authorizations through June 1999. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $120 million, respectively, of which up to $100 million for each company may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      In 1996, the GPU Energy companies issued an aggregate of $120 million (JCP&L $80 million; Penelec $40 million) principal amount of FMBs. The proceeds from these issuances were used to repay short-term debt and for other corporate purposes. The GPU Energy companies redeemed $115.7 million (JCP&L $25.7 million; Met-Ed $15 million; Penelec $75 million) principal amount of FMBs with 1996 maturities.

      Also in 1996, JCP&L redeemed $20 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.
  In December 1996, Met-Ed and Penelec repurchased an aggregate of $11.4 million stated value and $20 million stated value, respectively, of cumulative preferred stock, through cash tender offers, at a total cost of approximately $7.7 million and $14.4 million, respectively.

      In January 1997, JCP&L redeemed an aggregate of $54.2 million principal amount of FMBs, of which $24.2 million were redeemed prior to maturity.

  GPU, Inc. and Subsidiary Companies


      The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the companies may issue. The GPU Energy companies' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The amount of FMBs that the GPU Energy companies could issue based on the bondable value of property additions is in excess of amounts currently authorized.

      GPU's cost of capital and ability to obtain external financing are affected by its security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "BBB+" or higher by the major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities have been assigned an equivalent of "BBB" or higher. In addition, the GPU Energy companies' commercial paper is rated as having good to high credit quality.

      The Standard & Poor's (S&P) rating outlook is used to assess the potential direction of an issuer's long-term debt rating over the intermediate to longer-term. The rating outlook for the GPU Energy companies remained constant in 1996. Met-Ed's "positive" rating outlook reflects expectations of steady financial improvement based on economic growth, the successful buyout of expensive NUG contracts, and continued strong nuclear operations. JCP&L's and Penelec's "stable" rating outlooks reflect manageable construction programs, minimal rate relief requirements and expectations of modest strengthening in the service area economies. The S&P business position is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry. The business position currently assigned to the GPU Energy companies is "low average" to "average"; in 1996, the business position for Met-Ed was raised to "average."

      Present plans call for the GPU Energy companies to issue long-term debt during the next three years to finance construction activities, fund the redemption of maturing senior securities, and depending on interest rates, refinance outstanding senior securities. In addition, further significant investments by the GPU International Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPU International Group section for a discussion of GPU, Inc.'s remaining investment authorization).

      In 1996, GPU Electric, through its wholly-owned subsidiary EI UK, entered into a five-year term loan agreement with a syndicate of banks which provides for borrowings of up to 350 million pounds. As of December 31, 1996, EI UK had aggregate borrowings outstanding under the GPU, Inc. guaranteed term loan of 342 million pounds, or approximately U.S. $586 million. The proceeds from these borrowings were used by EI UK to fund the acquisition of Midlands.

      Also in 1996, GPU International, through a wholly-owned subsidiary, completed nonrecourse construction financing for its 300 MW Mid-Georgia project. As of December 31, 1996, GPU International had aggregate borrowings outstanding for the construction of this project of $62 million, of which $22 million is guaranteed by GPU, Inc.

  GPU, Inc. and Subsidiary Companies


  Capitalization

      GPU's target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The targets and actual capitalization ratios are as follows:

  GPU                             Target Range     1996    1995    1994
  Common equity                      45-48%         43%     47%     44%
  Preferred equity                    7-9            7       9       8
  Notes payable and
    long-term debt                   48-43          50      44      48
                                       100%        100%    100%    100%


  JCP&L                           Target Range     1996    1995    1994
  Common equity                      48-51%         48%     49%     47%
  Preferred equity                    8-10           9      10       7
  Notes payable and
    long-term debt                   44-39          43      41      46
                                       100%        100%    100%    100%


  Met-Ed                          Target Range     1996    1995    1994
  Common equity                      47-50%         48%     47%     46%
  Preferred equity                    8-10           8       9      10
  Notes payable and
    long-term debt                   45-40          44      44      44
                                       100%        100%    100%    100%


  Penelec                         Target Range     1996    1995    1994
  Common equity                      45-48%         45%     45%     43%
  Preferred equity                    8-10           7       9       9
  Notes payable and
    long-term debt                   47-42          48      46      48
                                       100%        100%    100%    100%

      In 1996, the quarterly dividend on GPU, Inc.'s common stock was increased by 3.2% to an annualized rate of $1.94 per share. GPU, Inc.'s payout rate in 1996 was 62% of earnings (excluding the nonrecurring items). Management will continue to review GPU, Inc.'s dividend policy to determine how to best serve the long-term interests of shareholders.


                              COMPETITIVE ENVIRONMENT

      The GPU Energy companies estimate that their total potential above market costs relating to power purchase commitments, above market generation costs, generating plant decommissioning costs and regulatory assets at year end 1998, on a present value basis, could range from $4.5 billion to $8 billion (JCP&L $2.5 billion to $4 billion; Met-Ed $1 billion to $2 billion; Penelec $1 billion to $2 billion). The estimate is subject to significant uncertainties including the future market price of both electricity and other competitive

  GPU, Inc. and Subsidiary Companies


  energy sources, as well as the timing of when these above market costs become stranded due to customers choosing another supplier. As discussed below, both the restructuring legislation in Pennsylvania and the proposed restructuring plan in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey will differ, but should allow for the recovery of non-mitigable above market costs through either distribution charges or separate nonbypassable charges to customers.

  Recent Regulatory Actions

      Since the enactment of the federal Public Utility Regulatory Policies Act of 1978 (PURPA), market forces combined with state and federal actions have led to increased competition in the electric utility industry. During 1996, state and federal actions continued to move the electric utility industry in this direction.

      In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, and all retail consumers by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover up to 100% of their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see the Competition and the Changing Regulatory Environment section of Note 14 to GPU's Consolidated Financial Statements.

      The legislation provides utilities the opportunity to reduce their stranded costs through the issuance of transition bonds with maturities of up to 10 years. The sale proceeds could be used to buy out or buy down uneconomic NUG contracts, to reduce capitalization, or both. Principal and interest payments on the bonds would be paid by all distribution service customers through a nonbypassable intangible transition charge. Reduced financing costs associated with the sale of transition bonds would be used to provide rate reductions for all customers.

      Pennsylvania electric utilities are required to submit restructuring plans to the PaPUC between April 1, 1997 and September 30, 1997. Met-Ed and Penelec are scheduled to file their respective plans with the PaPUC on June 1, 1997. The PaPUC is required to conduct public hearings prior to its approval of these plans.

      Effective January 1, 1997, transmission and distribution rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Transmission and distribution of electricity will continue as a regulated monopoly and the PaPUC will ensure that adequate electrical reserves exist to maintain reliable service. An independent system operator (ISO) will be responsible for coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

  GPU, Inc. and Subsidiary Companies


      As part of this restructuring, Met-Ed and Penelec filed, in December
  1996, tariff supplements with the PaPUC requesting approval to, among other things, include their currently effective energy cost rates (ECR) and state tax adjustment surcharges (STAS) in base rates, effective for all bills rendered after January 1, 1997. The PaPUC has issued a tentative order approving this request. Since rates that can be charged to customers for generation are capped for up to nine years, Met-Ed's and Penelec's future earnings will be subject to market volatility. Increases or decreases in fuel costs will no longer be subject to deferred accounting and will be reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks. As a result of including their ECRs in base rates and the cessation of deferred energy accounting, both effective January 1, 1997, Met-Ed and Penelec will experience step increases in reported revenues totaling approximately $25 million (Met-Ed $10 million; Penelec $15 million) in the first quarter of 1997.

      The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania. These pilot programs shall include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. Met-Ed and Penelec expect to file with the PaPUC in the first quarter of 1997 their plan for a proposed pilot program that would offer certain customers choice of their electric generation supplier.

      In January 1997, the New Jersey Board of Public Utilities (NJBPU) released Phase II of the New Jersey Energy Master Plan which recommends, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by April 2001. The NJBPU also recommends a near-term electric rate reduction of 5% to 10% with the phase in of retail competition, and combined with the effects of separate proposed modifications to the state's energy tax policy, an aggregate rate reduction of at least 10% to 15% over time.

      The NJBPU proposes in this report that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated will be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guarantee for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

      In addition, the NJBPU is proposing that beginning October 1998, utilities unbundle their rates to allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, who would be responsible for

  GPU, Inc. and Subsidiary Companies


  maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

      The NJBPU intends to issue its final findings and recommendations to the Governor and the Legislature for their consideration in March 1997. The NJBPU proposes requiring electric utilities in New Jersey to file for review, by no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings. The NJBPU intends to complete its review of these filings by October 1998.

      JCP&L is awaiting NJBPU approval of a plan to establish a one-year pilot program offering customers in Monroe Township, New Jersey a choice of their electric energy supplier. At the end of the first year, Monroe Township will have the option of renewing the pilot. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

      In 1996, FERC issued Order 888, which requires utilities to provide open access to their transmission network, thereby encouraging a fully competitive wholesale electric power market. It also requires electric utilities to, among other things: (1) file nondiscriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electricity; (2) accept service under these new tariffs for their own wholesale transactions; and (3) be permitted to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. While it does not require corporate unbundling, which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, Order 888 does call for functional unbundling of transmission and ancillary services.

      In July 1996, the GPU Energy companies filed pro forma tariffs in accordance with Order 888. These tariffs became effective on July 9, 1996.

      In 1996, the GPU Energy companies, along with six other electric utility members of the PJM Power Pool (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements that would create a new wholesale energy market to meet the requirements of Order 888, and to increase competition in the Mid-Atlantic region. The Mid-Atlantic energy agreements include: (1) the requirements and standards under which an ISO will operate the energy market and transmission system; (2) a transmission owners agreement and tariff that provides pool-wide transmission service with ten zones, each reflecting an existing PJM company's transmission costs, and an average transmission rate for service across or out of the power pool; (3) establishment of a Mid-Atlantic spot energy market; and (4) requiring the ownership of, or contracting for, sufficient transmission and generation capacity, including the sharing of generating capacity reserves, to meet reliability requirements. The proposed PJM tariff and agreements would supersede the tariffs filed by the GPU Energy companies in July 1996. PECO Energy Company (PECO), which opposes the supporting PJM companies' proposed restructuring plan, has filed its own plan with the FERC.

      A number of parties, including PECO, have intervened in this proceeding. Among other things, the interveners contend that the proposal would leave

  GPU, Inc. and Subsidiary Companies


  excessive control of the transmission system to the PJM member utilities and that the plan's ten zone transmission pricing is anticompetitive and preserves utility market power.

      In a November 1996 order the FERC directed the PJM companies to develop a new ISO proposal. According to the FERC, the proposals failed to satisfy Order 888, particularly the requirement that ISOs be independent. Among other things, the FERC noted that all stakeholders should participate in the formation of an ISO, no party should exercise undue influence on its board of directors, and no administrative oversight committee should control the actions of the ISO, which should be able to develop its own operating procedures. In December 1996, the PJM companies, including PECO, submitted to the FERC a joint filing they believe is in compliance with Order 888. The joint filing represents an interim solution and contains several unresolved issues for which alternate proposals were presented to the FERC for resolution. The joint filing includes a pool-wide pro forma tariff and amendments to the PJM Interconnection Agreement to modify membership and governance provisions.

      As part of the joint compliance filing, the supporting PJM companies and PECO filed separate briefs supporting their positions on a number of other unresolved issues involving PJM restructuring, principally concerning transmission tariff design and congestion pricing. The PJM companies hope to reach consensus among themselves and with other stakeholders on all the issues and file a new pro forma tariff and other agreements by no later than May 31, 1997.

      In January 1997, legislation was introduced in Congress which provides for a comprehensive restructuring of the electric utility industry, including, retail choice for all utility customers beginning December 2003, the opportunity for utilities to recover their prudently incurred stranded costs, and repeal of both PURPA and the Public Utility Holding Company Act. It is expected that other similar proposed legislation will be introduced in Congress during 1997.

  Managing the Transition

      As competition in the electric utility industry increases, the price of electricity and quality of customer services will be critical. GPU has been active both on the federal and state levels in helping to shape electric industry restructuring while protecting the interests of its shareholders and customers, and is attempting to assess the impact that these competitive pressures and other changes will have on its financial condition and results of operations.

      GPU has identified the following strategic objectives to guide it over the next several years: (1) strengthen and expand the distribution business;
  (2) maximize existing generation asset values consistent with competitive market economics; (3) internally and externally position GPU for industry deregulation and restructuring; and (4) seek earnings growth from new core-related business initiatives, including making investments in the GPU International Group.

  GPU, Inc. and Subsidiary Companies


      As part of its strategic planning, GPU is continuing to investigate investment opportunities in various domestic and foreign power projects and foreign utility systems, and intends on making additional investments which would be financed with new debt or equity (see GPU International Group section for a discussion of GPU, Inc.'s remaining investment authorization). GPU believes it can achieve earnings growth by making these kinds of investments and also gain operating experience in businesses that are already operating in a competitive environment.

      While GPU recognizes that there are risks inherent in making these investments and that investment risk cannot be mitigated entirely, GPU believes the best long-term approach to managing these risks is through portfolio diversification. GPU's diversification policy is to reduce its overall investment risk by: (1) investing in diverse electric businesses; (2) achieving a balance between new development and construction of electric facilities, and acquisitions of assets already in operation (thereby producing near-term earnings without significant development or construction risk); and
  (3) investing in diverse geographic regions.

      In 1996, 493 bargaining employees (JCP&L 265; Met-Ed 90; Penelec 133; Other 5) and 347 nonbargaining employees (JCP&L 76; Met-Ed 73; Penelec 32; Other 166) accepted voluntary enhanced retirement programs, resulting in an 8% reduction in GPU's total workforce and a third quarter pre-tax charge to earnings of $122.7 million (JCP&L $62.9 million; Met-Ed $26.2 million; Penelec $33.6 million). GPU funded the cost of these retirement programs in 1996.

      In response to competitive forces and regulatory changes, GPU has from time to time considered, and expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to, and anticipate changes in, its business. GPU is aware that a number of nonaffiliated utilities in the Northeast and in California are in the process of selling some or all of their generation assets in response to regulatory and competitive pressures.

      The GPU Energy companies are continually evaluating the future financial viability of their nuclear and fossil generation assets and will retire or otherwise attempt to dispose of plants that become uneconomical. In 1996, JCP&L retired its 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants because of high operating costs. See the Rate Matters section regarding the recovery of JCP&L's remaining investment in these plants.

      GPU's strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses, and additions to or dispositions of all or portions of its generation, transmission or distribution businesses. As a result of federal and state actions noted above, the GPU Energy companies will be required to implement rate unbundling for generation, transmission and distribution services. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.

  GPU, Inc. and Subsidiary Companies


  Nonutility Generation Agreements

      Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for periods of up to 26 years (JCP&L 25 years; Met-Ed 26 years; Penelec 25 years). Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. While the GPU Energy companies thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that they will continue to be able to recover these costs throughout the terms of the related agreements. As of December 31, 1996, facilities covered by these agreements having 1,631 MW (JCP&L 891 MW; Met-Ed 340 MW; Penelec 400 MW) of capacity were in service.

      Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to four years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices.

      The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA. They are also attempting to renegotiate, and in some cases buy out, existing high cost long-term NUG agreements (see Managing Nonutility Generation section).


                                   RATE MATTERS

      Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry. For additional information and related rate matters, see the Competitive Environment section.

      In 1996, the NJBPU approved a provisional settlement for a combined levelized energy adjustment clause (LEAC) and Demand-Side Factor (DSF) increase of $27.9 million annually. The DSF is applied to customer rates so electric utilities can recover their demand-side management program costs, which include activities designed to improve efficiency in customer electricity use and load-management programs that reduce peak demand.

      Also in 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues (Final Settlement). An Administrative Law Judge (ALJ) issued a decision recommending approval of the Final Settlement, but the NJBPU ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below (see Managing Nonutility Generation section). In December 1996, the ALJ issued a further decision recommending that recovery of the Freehold buyout costs be approved, subject to possible revocation or modification, if it is determined that the project

  GPU, Inc. and Subsidiary Companies


  was not viable when it was bought out. On December 31, 1996, an Addendum revising the Final Settlement was agreed upon by JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate. In January 1997, the NJBPU staff recommended that rate recovery of the Freehold buyout costs be permitted. JCP&L expects the NJBPU to issue an order in the first quarter of 1997 approving the Final Settlement as revised. There can be no assurance as to the outcome of this proceeding.

      Provisions of the Final Settlement, as revised by the Addendum, include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $11 million in base rates. Base rates would be frozen at that level until the year 2000, and the LEAC rate frozen through the year 1999. JCP&L could seek a LEAC rate increase if the deferred LEAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates, beginning in 1998, of all OPEB costs recorded in accordance with Statement of Financial Accounting Standards No. 106 including amounts previously deferred and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological removal costs estimated in the 1995 site-specific studies performed for GPUN (see Nuclear Plant Retirement Costs section of Note 14 to GPU's Consolidated Financial Statements). Also, included in base rates would be recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in 1996.

      The Final Settlement also provides for recovery through the LEAC of:
  (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement; and (2) $14 million of the $17 million buyout costs, over a two year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

      In addition, the Final Settlement resolves the NJBPU's generic proceeding regarding recovery of capacity costs associated with electric power purchases from NUG projects which the Division of the Ratepayer Advocate claimed to result in a double recovery. JCP&L would not have to refund any amounts previously collected. The Final Settlement provides annual allowances for the recovery of forecasted additions to nuclear plant. The Final Settlement also provides that if JCP&L's return on equity exceeds 12.2%, excluding demand-side management and nuclear performance incentives, the excess would be used to reduce both customer rates and certain regulatory assets.


                       THE GPU ENERGY COMPANIES' SUPPLY PLAN

      Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected growth in a utility's franchise service territory. In light of retail access legislation enacted in Pennsylvania and proposed in New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain (see

  GPU, Inc. and Subsidiary Companies


  Competitive Environment section). As the GPU Energy companies prepare to operate in a competitive environment, its supply planning strategy is being modified. One planning effort is focused on providing for the needs of existing retail customers who continue to receive energy supplied by the GPU Energy companies and to whom the GPU Energy companies will continue to have an obligation to serve. The second planning effort will focus on those new customers who may choose the GPU Energy companies as their alternative supplier.

      Over the next five years, the GPU Energy companies' existing franchise service territories are expected to experience an average annual growth in sales of about 1.7% (JCP&L 1.7%; Met-Ed 1.9%; Penelec 1.7%), principally due to continued economic growth and a slight increase in the number of customer. To be able to meet this growth, if necessary, actual and projected capacity and sources of energy are as follows:

                                                   Capacity
                                           1996               2001
                                        MW       %         MW        %
  Coal                                 3,024     29       2,746      25
  Nuclear                              1,405     13       1,405      13
  Gas, hydro & oil                     2,177     21       2,082      19
  Contracted purchases                 3,901     37       3,763      34
  Uncommitted sources                    -        -       1,021       9
      Total                           10,507    100      11,017     100


                                              Sources of Energy
                                           1996               2001
                                        GWH      %         GWH       %
  Coal                                18,133     36      18,581      36
  Nuclear                             11,439     23      10,338      20
  Gas, hydro & oil                       812      2         855       2
  Contracted purchases                16,365     32      18,226      36
  Spot market &
    interchange purchases              3,476      7       3,279       6
      Total                           50,225    100      51,279     100

      In response to this competitive climate in which it is likely a major portion of the GPU Energy companies' existing customer base will be able to choose their electric generation supplier, and the surplus capacity position of nearby utilities, the GPU Energy companies' supply plan focuses increasingly on short- to intermediate-term commitments, reliance on "spot" market purchases, and avoidance of long-term firm commitments. The GPU Energy companies' present strategy includes minimizing the financial exposure associated with new long-term purchase commitments and the construction of new facilities by evaluating these options in terms of an unregulated power market. As part of this strategy, the GPU Energy companies are continually evaluating the future financial viability of their nuclear and fossil generation assets and will retire or otherwise dispose of plants that become uneconomical. The GPU Energy companies intend to take necessary actions to avoid adding new capacity which would result in costs that may exceed future market prices. In addition, the GPU Energy companies intend to continue to

  GPU, Inc. and Subsidiary Companies


  seek regulatory support to renegotiate or buy out contracts with NUGs where the pricing is in excess of projected market prices.

  New Energy Supplies

      The GPU Energy companies' supply plan includes contracted capacity from NUGs, the replacement of expiring utility purchase contracts, the construction of new peaking units, and the continued promotion of economic energy-conservation and load-management programs. The supply plan also includes the addition of approximately 1,021 MW (JCP&L 816 MW; Met-Ed 78 MW; Penelec 127 MW) of currently uncommitted capacity.

      JCP&L has constructed a 141 MW gas-fired combustion turbine at its Gilbert generating station at a cost of approximately $50 million. The facility was placed in service in July 1996.

      In January 1996, JCP&L issued an all-supply source solicitation for the supply of energy and capacity to meet its forecasted needs. In October 1996, four potential suppliers were selected to provide capacity for four years, beginning in June 1999. Contract negotiations are currently in progress to provide for firm and optional purchases of capacity and energy from sources in New Jersey, Pennsylvania and New York.

      The GPU Energy companies will continue to evaluate additional economic purchase opportunities as both demand and supply market conditions evolve. If warranted, the GPU Energy companies will conduct further solicitations to fill a part of their uncommitted supply needs.

  Managing Nonutility Generation

      The GPU Energy companies are seeking to reduce the above market costs of NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts; and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can, however, be no assurance as to what extent these efforts will be successful in whole or in part.

      In 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates (Freehold), the developer of a proposed 110 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.1 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L has agreed to pay Freehold $125 million, of which $65 million was paid in 1996 and the remainder to be paid over a three-year period. Associated with this buyout are certain payments to third parties, which could be material in amount. As part of the Final Settlement (see Rate Matters section), JCP&L would recover buyout costs of up to $130 million, and 50% of any costs from $130 million to $140 million,

  GPU, Inc. and Subsidiary Companies


  over a seven-year period.

      In October 1996, JCP&L was named as a defendant in a breach of contract lawsuit against Freehold brought by Nestle Beverage Company (Nestle) in New Jersey Superior Court. Nestle is seeking damages of at least $75 million for Freehold's alleged breach of the steam sales agreement and approximately
  $412 million in damages against JCP&L for alleged unlawful interference with that agreement. Nestle has also requested punitive damages in an unspecified amount. JCP&L believes the claims against it are without merit (see Other Commitments and Contingencies section of Note 14 to GPU's Consolidated Financial Statements).

      In February 1997, Met-Ed and Penelec entered into restructured power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW, respectively, relating to a gas-fired combined-cycle facility that AES plans to construct in Southeastern Pennsylvania. In 1996, AES purchased the interests of the developers of the proposed Altoona, Blue Mountain and York County NUG facilities and plans to construct a single fully dispatchable NUG facility. The restructured power purchase agreements, which are subject to PaPUC approval, are for an initial eight-year term, with options for extensions. Met-Ed has paid $63.5 million to terminate the power purchase agreements it had for the Blue Mountain and York County facilities. If the restructured power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $28 million and $8.3 million, respectively. Met-Ed has received approval to recover up to $35 million in buyout costs for the proposed York County project through its ECR over three years, beginning in 1997 and intends to seek recovery of buyout costs for the Blue Mountain project.

      Penelec also entered into an agreement in 1996 with the developer of a proposed 80 MW coal-fired cogeneration facility that was to be built in western Pennsylvania. Under the agreement, Penelec paid the developer $11.7 million to cancel the project and both parties agreed to attempt to negotiate a new, competitively priced power purchase agreement. In November 1996, the power purchase agreement was amended to provide for a fully dispatchable gas-fired combined-cycle cogeneration facility. The agreement, which is subject to PaPUC approval, is for an initial eight-year term, with options for extension. Penelec intends to seek recovery of the $11.7 million in buyout costs.

      In December 1996, Met-Ed and Penelec requested PaPUC approval to, among other things, include their currently effective ECR in base rates including NUG buyout costs already in the ECR, effective January 1, 1997, and defer for possible future rate recovery NUG buyout costs not yet reflected in rates. In January 1997, the PaPUC issued a tentative order approving this request. For additional information, see the Competitive Environment section.


                               ENVIRONMENTAL MATTERS

      The federal Clean Air Act Amendments of 1990 (Clean Air Act) require substantial reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. The GPU Energy companies plan to install and

  GPU, Inc. and Subsidiary Companies


  operate emission control equipment at some coal-fired facilities and switch to lower sulfur coal in conjunction with the purchase of SO2 and NOx allowances at other coal-fired facilities.

      To comply with the Clean Air Act, the GPU Energy companies expect to spend up to $277 million (JCP&L $46 million; Met-Ed $117 million; Penelec $114 million) for air pollution control equipment by the year 2000, of which approximately $240 million (JCP&L $43 million; Met-Ed $95 million; Penelec $102 million) has already been spent.

      In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $17 million (JCP&L $1 million; Met-Ed $9 million; Penelec $7 million) (included in the Clean Air Act total), beginning in 1997, to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard (NAAQS) for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, the EPA has recently proposed changes to the NAAQS for ozone, particulate matter and regional haze. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred.

      In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the SO2 and NOx emission allowance market and the use of low-sulfur fuel or retirement of facilities. These and other compliance alternatives may result in the substitution of increased operating expenses for capital costs.

      For more information, see the Environmental Matters section of Note 14 to GPU's Consolidated Financial Statements.


                       LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS

      In 1996, a U.S. District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, dismissing all of the 2,100 pending claims for alleged personal injury and punitive damages filed as a result of the TMI-2 accident in March 1979. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit. There can be no assurance as to the outcome of this litigation. For more information, see the Nuclear Facilities section of Note 14 to GPU's Consolidated Financial Statements.

  GPU, Inc. and Subsidiary Companies


                               EFFECTS OF INFLATION

      As competition and deregulation accelerate, there can be no assurance as to the future recovery of increased operating expenses or utility plant investments through traditional ratemaking. As a result, the GPU Energy companies are focusing less on the ratemaking process, and are actively trying to find new ways to increase revenues, improve performance and reduce operating costs to facilitate the competitive pricing of their products and services.

                                ACCOUNTING MATTERS

      In June 1996, the Financial Accounting Standards Board issued Financial Accounting Standard No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transactions occurring after December 31, 1996. The accounting for the GPU Energy companies' securitization of stranded costs is expected to be covered by this statement. In February 1997, the staff of the SEC Chief Accountant's Office concluded that in applying FAS 125 with respect to several California utilities' securitization plans, the enforceable right of these utilities to recover the cost of their "stranded assets" was not a contractual right and therefore not a financial asset as defined by FAS 125. Under this basis, a utility would not be able to remove the related "stranded assets" from its balance sheet. The accounting for securitizations by other utilities will be based on specific facts and circumstances of the individual utility, including the legislation enacted in its state and the particular securitization structure.

 GPU, Inc. and Subsidiary Companies


 REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors
   GPU, Inc.
   Parsippany, New Jersey

   We have audited the consolidated financial statements and financial statement schedule of GPU, Inc. and Subsidiary Companies as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GPU, Inc. and Subsidiary Companies as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                       COOPERS & LYBRAND L.L.P.

   New York, New York
   February 5, 1997


   GPU, Inc. and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF INCOME
                                                                       (In Thousands)
    For The Years Ended December 31,                          1996          1995          1994

    Operating Revenues                                     $3,918,089    $3,804,656    $3,649,516

    Operating Expenses:
      Fuel                                                    371,396       363,211       363,834
      Power purchased and interchanged                      1,005,630     1,022,361       894,560
      Deferral of energy costs, net                            19,788        (5,902)      (29,025)
      Other operation and maintenance                       1,090,888       963,609     1,076,925
      Depreciation and amortization                           400,253       377,650       353,705
      Taxes, other than income taxes                          355,283       349,221       348,945
           Total operating expenses                         3,243,238     3,070,150     3,008,944

    Operating Income Before Income Taxes                      674,851       734,506       640,572
      Income taxes                                            166,572       173,955       152,047
    Operating Income                                          508,279       560,551       488,525

    Other Income and Deductions:
      Allowance for other funds used during construction        2,249         5,113         4,712
      Other income/(expense), net                              28,151       216,110      (152,236)
      Income taxes                                               (147)      (90,751)       66,369
           Total other income and deductions                   30,253       130,472       (81,155)

    Income Before Interest Charges and
       Preferred Dividends                                    538,532       691,023       407,370

    Interest Charges and Preferred Dividends:
      Interest on long-term debt                              184,675       188,321       183,186
      Other interest                                           28,809        30,364        39,227
      Allowance for borrowed funds used during
       construction                                            (8,423)       (9,558)       (7,115)
      Dividends on subsidiary-obligated mandatorily
       redeemable preferred securities                         28,888        24,816         7,692
      Preferred stock dividends of subsidiaries                15,519        16,945        20,692
      Gain on preferred stock reacquisition                    (9,288)         -             -
           Total interest charges and preferred dividends     240,180       250,888       243,682

    Net Income                                             $  298,352    $  440,135    $  163,688



    Earnings Per Average Common Share                      $     2.47    $     3.79    $     1.42

    Average Common Shares Outstanding (In Thousands)          120,743       116,214       115,160

    Cash Dividends Paid Per Share                          $    1.925    $     1.86    $    1.775






    The accompanying notes are an integral part of the consolidated financial statements.



                 GPU, Inc. and Subsidiary Companies

        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995

         ASSETS
         Utility Plant:
           In service, at original cost                            $ 9,646,380    $9,295,630
           Less, accumulated depreciation                            3,704,026     3,433,240
               Net utility plant in service                          5,942,354     5,862,390
           Construction work in progress                               277,440       313,471
           Other, net                                                  168,029       193,356
               Net utility plant                                     6,387,823     6,369,217

         Other Property and Investments:
           GPU International Group investments, net                    924,397       288,044
           Nuclear decommissioning trusts, at market                   464,011       362,957
           Nuclear fuel disposal trust, at market                      101,661        95,393
           Other, net                                                   51,122        39,505
               Total other property and investments                  1,541,191       785,899

         Current Assets:
           Cash and temporary cash investments                          31,604        18,422
           Special deposits                                             47,545        14,877
           Accounts receivable:
             Customers, net                                            270,844       278,643
             Other                                                      91,637        69,773
           Unbilled revenues                                           114,891       128,749
           Materials and supplies, at average cost or less:
             Construction and maintenance                              187,130       194,769
             Fuel                                                       40,207        39,795
           Deferred income taxes                                        32,148        20,090
           Prepayments                                                  81,168        42,746
               Total current assets                                    897,174       807,864

         Deferred Debits and Other Assets:
           Regulatory assets:
             Three Mile Island Unit 2 deferred costs                   356,517       368,712
             Income taxes recoverable through future rates             527,385       527,584
             Nonutility generation contract buyout costs               242,481        84,132
             Unamortized property losses                               100,310       105,729
             Other                                                     426,579       353,551
               Total regulatory assets                               1,653,272     1,439,708
           Deferred income taxes                                       332,828       330,186
           Other                                                       128,931       116,642
               Total deferred debits and other assets                2,115,031     1,886,536




               Total Assets                                        $10,941,219    $9,849,516




         The accompanying notes are an integral part of the consolidated financial statements.



                 GPU, Inc. and Subsidiary Companies

        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995

         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                            $   314,458    $  314,458
           Capital surplus                                             750,569       746,449
           Retained earnings                                         2,068,976     2,004,072
               Total                                                 3,134,003     3,064,979
           Less, reacquired common stock, at cost                       86,416        90,345
               Total common stockholders' equity                     3,047,587     2,974,634
           Cumulative preferred stock:
             With mandatory redemption                                 114,000       134,000
             Without mandatory redemption                               66,478        98,116
           Subsidiary-obligated mandatorily redeemable
             preferred securities                                      330,000       330,000
           Long-term debt                                            3,177,016     2,567,898
               Total capitalization                                  6,735,081     6,104,648


         Current Liabilities:
           Securities due within one year                              178,583       131,246
           Notes payable                                               265,547       123,890
           Obligations under capital leases                            143,818       159,565
           Accounts payable                                            354,819       318,394
           Taxes accrued                                                25,717        46,613
           Deferred energy                                              15,559       (13,208)
           Interest accrued                                             70,370        69,456
           Other                                                       282,193       252,306
               Total current liabilities                             1,336,606     1,088,262


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                     1,562,979     1,466,060
           Unamortized investment tax credits                          133,572       145,375
           Three Mile Island Unit 2 future costs                       430,508       413,031
           Regulatory liabilities                                       89,815        97,999
           Other                                                       652,658       534,141
               Total deferred credits and other liabilities          2,869,532     2,656,606


         Commitments and Contingencies (Note 14)






               Total Liabilities and Capital                       $10,941,219    $9,849,516




         The accompanying notes are an integral part of the consolidated financial statements.



   GPU, Inc. and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                       (In Thousands)
    For The Years Ended December 31,                          1996          1995          1994

    Balance at beginning of year                           $2,004,072    $1,775,759    $1,813,490
      Net income                                              298,352       440,135       163,688
      Cash dividends declared on common stock                (235,731)     (218,288)     (207,215)
      Net unrealized gain on investments                          704         5,731         6,549
      Net foreign currency translation gain                     3,054           959           -
      Other adjustments, net                                   (1,475)         (224)         (753)
    Balance at end of year                                 $2,068,976    $2,004,072    $1,775,759











































    The accompanying notes are an integral part of the consolidated financial statements.



   GPU, Inc. and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (In Thousands)
    For The Years Ended December 31,                           1996          1995          1994
    Operating Activities:
      Net income                                           $  298,352    $  440,135    $  163,688
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                         422,506       381,618       363,099
        Amortization of property under capital leases          55,642        57,324        56,793
        Equity in undistributed (earnings)/losses
          of affiliates                                       (33,981)        3,597         1,014
        Three Mile Island Unit 2 costs                            -        (170,005)      183,944
        Voluntary enhanced retirement programs                122,739           -         126,964
        Nuclear outage maintenance costs, net                  (6,078)        7,407        (7,425)
        Deferred income taxes and investment tax
          credits, net                                         57,144       115,278       (80,139)
        Deferred energy costs, net                             19,719        (6,061)      (28,463)
        Accretion income                                      (11,610)      (12,520)      (14,855)
        Allowance for other funds used during
          construction                                         (2,249)       (5,113)       (4,713)
      Changes in working capital:
        Receivables                                             2,893       (54,993)        6,799
        Materials and supplies                                  6,604         9,323           316
        Special deposits and prepayments                      (36,294)       14,401        25,696
        Payables and accrued liabilities                     (103,221)      (18,651)      (59,798)
      Nonutility generation contract buyout costs            (120,018)      (38,499)          -
      Other, net                                              (29,479)      (58,008)       (4,325)
           Net cash provided by operating activities          642,669       665,233       728,595

    Investing Activities:
      Cash construction expenditures                         (403,880)     (461,860)     (585,916)
      Contributions to decommissioning trusts                 (40,324)      (37,541)      (33,575)
      GPU International Group investments                    (573,587)     (164,831)      (73,835)
      Other, net                                              (16,251)       (3,834)      (17,429)
           Net cash used for investing activities          (1,034,042)     (668,066)     (710,755)

    Financing Activities:
      Issuance of long-term debt                              743,596       403,656       178,787
      Increase/(Decrease) in notes payable, net               141,657      (223,962)      131,574
      Retirement of long-term debt                           (150,763)     (192,664)     (197,232)
      Capital lease principal payments                        (56,217)      (50,611)      (61,002)
      Issuance of common stock                                    -         157,545           -
      Issuance of subsidiary-obligated mandatorily
       redeemable preferred securities                            -         121,063       197,917
      Redemption of preferred stock of subsidiaries           (42,347)       (6,049)      (62,763)
      Dividends paid on common stock                         (231,956)     (215,413)     (204,233)
           Net cash provided/(required) by
             financing activities                             403,970        (6,435)      (16,952)

    Effect of exchange rate changes on cash                       585           959           -

    Net increase/(decrease) in cash and temporary cash
      investments from above activities                        13,182        (8,309)          888
    Cash and temporary cash investments, beginning of year     18,422        26,731        25,843
    Cash and temporary cash investments, end of year       $   31,604    $   18,422    $   26,731

    Supplemental Disclosure:
      Interest and preferred dividends paid                $  281,057    $  254,906    $  271,303
      Income taxes paid                                    $  153,599    $  187,361    $  124,274
      New capital lease obligations incurred               $   34,826    $   54,478    $   43,246
      Common stock dividends declared but not paid         $   58,493    $   54,718    $   51,843

    The accompanying notes are an integral part of the consolidated financial statements.

                                                F-44

 GPU, Inc. and Subsidiary Companies


      COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     GPU, Inc. (formerly General Public Utilities Corporation), a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). In 1996, the customer service, transmission and distribution operations of these electric utilities began doing business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The fossil-fuel and hydroelectric generating facilities owned by these utilities are operated and maintained by GPU Generation, Inc. (Genco), and the nuclear generating units are operated and maintained by GPU Nuclear, Inc. (GPUN).
 GPU, Inc. also owns all of the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. These three companies (collectively, the GPU International Group) develop, own and operate generation, transmission and distribution facilities and supply businesses in the United States and in foreign countries. GPU Service, Inc. (GPUS), a service company, is also a wholly-owned subsidiary of GPU, Inc. All of these companies considered together are referred to as "GPU."

     The Notes to Consolidated Financial Statements are presented below on a combined basis for all of GPU, Inc., JCP&L, Met-Ed and Penelec.


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                               SYSTEM OF ACCOUNTS

     Certain reclassifications of prior years' data have been made to conform with the current presentation. The GPU Energy companies' accounting records are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by the Pennsylvania Public Utility Commission (PaPUC) and the New Jersey Board of Public Utilities (NJBPU), and also comply with the Securities and Exchange Commission's rules and regulations.

                                  CONSOLIDATION

     The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. GPU consolidates the accounts of its wholly-owned subsidiaries and any affiliates in which it has a controlling financial

 GPU, Inc. and Subsidiary Companies


 interest (generally evidenced by a greater than 50% ownership interest). GPU also uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence. (For further information, see Note 7, GPU International Group Equity Investments.)

                              REGULATORY ACCOUNTING

     In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the consolidated financial statements reflect assets and costs in accordance with current cost-based ratemaking regulation. Continued accounting under FAS 71 requires that the following criteria be met:

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

     In accordance with the provisions of FAS 71, the GPU Energy companies have deferred certain costs pursuant to actions of the NJBPU, PaPUC and FERC, and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheets, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets. (For further information about regulatory assets and liabilities, see Note 14, Commitments and Contingencies.)

                              CURRENCY TRANSLATION

     In accordance with Statement of Financial Accounting Standards No. 52 (FAS
 52), "Foreign Currency Translation," balance sheet accounts of the GPU International Group's foreign operations are translated from foreign currencies into U.S. dollars at either year-end rates or historical rates, while income statement accounts are translated at the weighted average exchange rates for the relevant period. The resulting translation adjustments are not material and are included in Retained Earnings. Gains and losses resulting from foreign currency transactions are included in Net Income.

                                    REVENUES

     The GPU Energy companies recognize electric operating revenues for services rendered (including an estimate of unbilled revenues) to the end of the relevant accounting period.

 GPU, Inc. and Subsidiary Companies


                              DEFERRED ENERGY COSTS

     Energy costs are recognized in the period in which the related energy clause revenues are billed. Through December 31, 1996, Met-Ed and Penelec recovered energy costs through the Energy Cost Rate (ECR) mechanism and deferred any differences between actual energy costs and amounts recovered. Comprehensive legislation adopted in Pennsylvania in 1996, which provides for the restructuring of the electric utility industry in the state, capped rates that can be charged to customers for generation for up to nine years. In December 1996, Met-Ed and Penelec filed a request with the PaPUC and received a tentative order, effective for all bills rendered after January 1, 1997, which allows their currently effective ECRs to be included in base rates. As a result, effective January 1, 1997, Met-Ed and Penelec will no longer defer energy costs. (For further information, see Competitive Environment, Management's Discussion and Analysis.) JCP&L continues to recover energy-related costs through the Levelized Energy Adjustment Clause (LEAC).

                                  UTILITY PLANT

     It is the policy of the GPU Energy companies to record additions to utility plant (material, labor, overhead and an allowance for funds used during construction) at cost. The cost of current repairs and minor replacements is charged to appropriate operating and maintenance expense and clearing accounts, and the cost of renewals is capitalized. The original cost of utility plant retired or otherwise disposed of is charged to accumulated depreciation.

                                  DEPRECIATION

     GPU provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes. These rates, on an aggregate composite basis, were as follows:

                        GPU      JCP&L     Met-Ed    Penelec

     1996               3.31%    3.58%     3.27%      2.82%
     1995               3.22%    3.64%     3.07%      2.61%
     1994               3.16%    3.62%     3.04%      2.49%

              ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The Uniform System of Accounts defines AFUDC as "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recorded as a charge to construction work in progress, and the equivalent credits are to interest charges for the pre-tax cost of borrowed funds and to other income for the allowance for other funds. While AFUDC results in an increase in utility plant and represents current earnings, it is realized in cash through depreciation or amortization allowances only when the related plant is recognized in rates. These rates, on an aggregate composite basis, were as follows:

 GPU, Inc. and Subsidiary Companies


                        GPU      JCP&L     Met-Ed    Penelec

     1996               6.79%    6.88%     8.11%      6.15%
     1995               8.05%    8.04%     8.62%      7.78%
     1994               6.45%    5.35%     7.31%      7.19%

                              AMORTIZATION POLICIES

 Accounting for TMI-2 and Forked River Investments:

     JCP&L is collecting annual revenues for the amortization of Three Mile Island Unit 2 (TMI-2) of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their TMI-2 investment attributable to retail customers. At December 31, 1996, $81 million is included in Unamortized property losses on the Consolidated Balance Sheets for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by the year 2006. Because the GPU Energy companies have not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values. The related annual accretion, which represents the carrying charges that are accrued as the asset is written up from its discounted value, is recorded in Other Income/(Expense), Net on the Income Statement in accordance with Statement of Financial Accounting Standards No. 90, "Regulated Enterprises- Accounting for Abandonments and Disallowances of Plant Costs."

 Nuclear Fuel:

     Nuclear fuel is amortized on a unit-of-production basis. Rates are determined and periodically revised to amortize the cost of the fuel over its useful life.

     At December 31, 1996, the liability of the GPU Energy companies for future contributions to the Federal Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government amounted to $34 million (JCP&L $22 million; Met-Ed $8 million; Penelec $4 million), and was primarily reflected in Deferred Credits and Other Liabilities-Other. Annual contributions, which began in 1993, are being made over a 15-year period and are being recovered from customers. At
 December 31, 1996, $36 million (JCP&L $23 million; Met-Ed $9 million; Penelec $4 million) was recorded on the Consolidated Balance Sheets in Regulatory assets-Other.

 Intangibles:

     The GPU International Group records goodwill for any amount paid over the fair value of net assets it acquires, and other intangible assets for the right to perform management services. As of December 31, 1996 and 1995, the GPU International Group had goodwill and other intangibles, net of accumulated amortization, of approximately $24 million and $32 million, respectively. Goodwill and other intangibles are amortized on a straight-line basis over a

 GPU, Inc. and Subsidiary Companies


 period of 40 years. Amortization expense, in the aggregate, amounted to $0.8 million and $0.9 million for the years ended December 31, 1996 and 1995, respectively. The GPU International Group periodically reviews projections of future cash flows from operations to assess any potential intangible impairment. An impairment, if identified, would be recorded based upon discounted projected cash flows.

     Goodwill related to the GPU International Group's purchase of Midlands Electricity plc and the other investments accounted for under the equity method is discussed in Note 6, Acquisition of Midlands Electricity plc and
 Note 7, GPU International Group Equity Investments.

                        NUCLEAR OUTAGE MAINTENANCE COSTS

     The GPU Energy companies accrue incremental nuclear outage maintenance costs anticipated to be incurred during scheduled nuclear plant refueling outages to provide a proper matching of revenues to expenses.

                            NUCLEAR FUEL DISPOSAL FEE

     The GPU Energy companies are providing for estimated future disposal costs for spent nuclear fuel at Oyster Creek and Three Mile Island Unit 1
 (TMI-1) in accordance with the Nuclear Waste Policy Act of 1982. The GPU Energy companies entered into contracts in 1983 with the U.S. Department of Energy (DOE) for the disposal of spent nuclear fuel. The total liability under these contracts, including interest, at December 31, 1996, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $171 million (JCP&L $128 million; Met-Ed $29 million; Penelec $14 million), and is reflected in Deferred Credits and Other Liabilities - Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, the GPU Energy companies have reflected such excess of $21.6 million (JCP&L $23.3 million; Met-Ed $(1.2) million; Penelec $(0.5) million) at December 31, 1996 in Regulatory assets - Other. The rates presently charged to customers provide for the collection of these costs, plus interest, over remaining periods of 10 years for JCP&L and Met-Ed and one year for Penelec.

     The GPU Energy companies are collecting one mill per kilowatt-hour from their customers for spent nuclear fuel disposal costs resulting from nuclear generation subsequent to April 1983. These amounts are remitted quarterly to the DOE. (See Note 14, Commitments and Contingencies, for a discussion of the DOE's current inability to begin acceptance of spent nuclear fuel from the GPU Energy companies and other standard contract holders.)

                                  INCOME TAXES

     GPU files a consolidated federal income tax return. All participants are jointly and severally liable for the full amount of any tax, including penalties and interest, which may be assessed against the group.

     Deferred income taxes, which result primarily from liberalized depreciation methods, deferred energy costs, decommissioning funds and discounted Forked River and TMI-2 investments, reflect the impact of temporary

 GPU, Inc. and Subsidiary Companies


 differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated service lives of the related facilities.

                    CARRYING AMOUNTS OF FINANCIAL INSTRUMENTS

     The carrying amounts of Temporary cash investments, Special deposits, Securities due within one year and Notes payable on the Consolidated Balance Sheets approximate fair value due to the short period to maturity. The carrying amounts of the Nuclear decommissioning trusts and Nuclear fuel disposal trust, whose assets are invested in cash equivalents and debt and equity securities, also approximate fair value. At December 31, 1996, the Consolidated Balance Sheets included $47 million in restricted cash, related to the GPU International Group's 50% ownership interest in Empresa Guaracachi, S.A.

                            ENVIRONMENTAL LIABILITIES

     GPU may be subject to loss contingencies resulting from environmental laws and regulations, which include obligations to mitigate the effects on the environment of the disposal or release of certain hazardous wastes and substances at various sites. GPU records liabilities (on an undiscounted basis) for hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated and adjusts these liabilities as required to reflect changes in circumstances.

                            STATEMENTS OF CASH FLOWS

     For the purpose of the consolidated statements of cash flows, temporary investments include all unrestricted liquid assets, such as cash deposits and debt securities, with maturities generally of three months or less.





   GPU, Inc. and Subsidiary Companies


   2.  SHORT-TERM BORROWING ARRANGEMENTS

       At December 31, 1996 and 1995, GPU had short-term notes outstanding as follows:
                                               1996                        1995
                                                         Balance       Weighted      Balance        Weighted
        Company                    Facility            Outstanding    Avg. Rate    Outstanding     Avg. Rate
                                                       (in millions)               (in millions)

        GPU, Inc.            Bank Lines of Credit        $ 75           5.7%           $ 72          6.0%

        JCP&L                Bank Lines of Credit          32           6.5               1          6.0

        Met-Ed               Bank Lines of Credit          51           5.9              22          5.6

        Penelec              Bank Lines of Credit          99           6.1              27          5.9
                             Commercial Paper               9           5.8               -            -

        GPU International    Bank Lines of Credit           -             -               2          6.3


                             Total                       $266           6.0%           $124          5.9%

    GPU has $527 million of credit facilities, including two Revolving Credit Agreements, as discussed below:

    Under the Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks, total borrowings are limited to $250 million outstanding at any time and are subject to various covenants and acceleration under certain circumstances. The agreement expires May 6, 2001, and a commitment fee on the unborrowed amount of 1/8 of 1% is payable annually. Borrowing rates and a facility fee are based on the long-term debt ratings of the GPU Energy companies.

    GPU International, Inc. has a separate Credit Agreement providing for borrowings (guaranteed by GPU, Inc.) through December 1997 of up to $30 million outstanding at any time, which decreases for two years thereafter. Up to $15 million may be borrowed in the form of letters of credit. An annual commitment fee of 3/8 of 1% on unborrowed amounts and a letter of credit fee of 1/2 of 1% are payable by GPU International, Inc.

   GPU, Inc. and Subsidiary Companies


   3. LONG-TERM DEBT

      At December 31, 1996 and 1995, long-term debt outstanding was as follows:

                                   (in thousands)
   JCP&L

        First Mortgage Bonds - Series as noted (a):
                                  1996       1995                                           1996           1995
        6 1/8% due 1996        $    -      $25,701              6.85%  due 2006        $   40,000     $      -
        6.90%  due 1997          30,000     30,000              7.90%  due 2007            40,000         40,000
        6 5/8% due 1997          25,874     25,874              7 1/8% due 2009             6,300          6,300
        6.70%  due 1997          20,000     20,000              7.10%  due 2015            12,200         12,200
        7 1/4% due 1998          24,191     24,191              9.20%  due 2021            50,000         50,000
        6.04%  due 2000          40,000     40,000              8.55%  due 2022            30,000         30,000
        6.45%  due 2001          40,000        -                8.82%  due 2022            12,000         12,000
        9%     due 2002          50,000     50,000              8.85%  due 2022            38,000         38,000
        6 3/8% due 2003         150,000    150,000              8.32%  due 2022            40,000         40,000
        7 1/8% due 2004         160,000    160,000              7.98%  due 2023            40,000         40,000
        6.78%  due 2005          50,000     50,000              7 1/2% due 2023           125,000        125,000
        8 1/4% due 2006          50,000     50,000              8.45%  due 2025            50,000         50,000
                                                                6 3/4% due 2025           150,000        150,000

                 Subtotal                                                              $1,273,565     $1,219,266

        Amount due within one year                                                       (100,065)       (25,701)

        Total                                                                          $1,173,500     $1,193,565

        Other long-term debt (excludes amounts due within one year
         of $10 for 1996 and $9 for 1995)                                                   3,048          3,058

        Unamortized net discount on long-term debt                                         (3,457)        (3,678)

                 Total long-term debt                                                  $1,173,091     $1,192,945

        Met-Ed

        First Mortgage Bonds - Series as noted (a):

                                  1996       1995                                           1996           1995

        5 3/4% due 1996         $   -      $15,000              6.77%  due 2005        $   30,000     $   30,000
        7.47%  due 1997          20,000     20,000              7.35%  due 2005            20,000         20,000
        9.2%   due 1997          20,000     20,000              6.36%  due 2006            17,000         17,000
        7.05%  due 1999          30,000     30,000              6.40%  due 2006            33,000         33,000

        6.2%   due 2000          30,000     30,000              6%     due 2008             8,700          8,700
        9.48%  due 2000          20,000     20,000              6.1%   due 2021            28,500         28,500
        8.05%  due 2002          30,000     30,000              8.6%   due 2022            30,000         30,000
        6.6%   due 2003          20,000     20,000              8.8%   due 2022            30,000         30,000
        7.22%  due 2003          40,000     40,000              6.97%  due 2023            30,000         30,000
        9.1%   due 2003          30,000     30,000              7.65%  due 2023            30,000         30,000
        6.34%  due 2004          40,000     40,000              8.15%  due 2023            60,000         60,000

                 Subtotal                                                              $  597,200     $  612,200

        Amount due within one year                                                        (40,000)       (15,000)

        Total                                                                             557,200        597,200

        Other long-term debt (excludes amounts due within one year
         of $20 for 1996 and $19 for 1995)                                                  6,095          6,115

        Unamortized net discount on long-term debt                                            (43)           (47)

                 Total long-term debt                                                  $  563,252     $  603,268






   GPU, Inc. and Subsidiary Companies


                                   (in thousands)
   Penelec

        First Mortgage Bonds-Series as noted (a):

                                  1996       1995                                           1996           1995

        6 1/4% due 1996         $   -      $25,000              6.10%  due 2004         $  30,000      $  30,000
        6.80%  due 1996             -       20,000              6.7%   due 2005            30,000         30,000
        7.45%  due 1996             -       30,000              6.35%  due 2006            40,000         40,000
        6.1/4% due 1997          26,000     26,000              8.05%  due 2006            10,000         10,000
        7 7/8% due 1998          30,000     30,000              6 1/8% due 2007             4,110          4,110
        6.15%  due 2000          30,000     30,000              6.55%  due 2009            50,000         50,000
        6.8%   due 2001          20,000        -                5.35%  due 2010            12,310         12,310
        8.70%  due 2001          30,000     30,000              5.35%  due 2010            12,000         12,000
        7.40%  due 2002          10,000     10,000              5.80%  due 2020            20,000         20,000
        7.43%  due 2002          30,000     30,000              8.33%  due 2022            20,000         20,000
        7.92%  due 2002          10,000     10,000              7.49%  due 2023            30,000         30,000
        7.40%  due 2003          10,000     10,000              8.38%  due 2024            40,000         40,000
        6.60%  due 2003          30,000     30,000              8.61%  due 2025            30,000         30,000
        7.02%  due 2003          20,000        -                7.53%  due 2025            40,000         40,000
        7.48%  due 2004          40,000     40,000              6.05%  due 2025            25,000         25,000

                 Subtotal                                                              $  679,420     $  714,420

        Amounts due within one year                                                       (26,000)       (75,000)

        Total                                                                          $  653,420     $  639,420

        Other long-term debt (excludes amounts due within one year
         of $10 for 1996 and $9 for 1995)                                                   3,048          3,058

        Unamortized net (discount)/premium on long-term debt                                   (9)             9

           Total long-term debt                                                        $  656,459     $  642,487

        (a)  Substantially all of the utility plant owned by the GPU Energy companies is subject to the lien of their respective mortgages.

        GPU International Group

        Other long-term debt (excludes amounts due within one year
          of $2,478 for 1996 and $2,308 for 1995)                                      $  749,214     $  101,698

        GPUS

        Other long-term debt (excludes amounts due within one year
          of $3,200 for 1995)                                                          $   35,000     $   27,500

        Total - GPU, Inc. and Subsidiary Companies

        First Mortgage Bonds                                                           $2,550,185     $2,545,886
          Amounts due within one year                                                    (166,065)      (115,701)

            Total                                                                      $2,384,120     $2,430,185

        Other long-term debt                                                           $  798,922     $  146,974
          Amounts due within one year                                                      (2,518)        (5,545)

            Total                                                                      $  796,404     $  141,429

        Unamortized net discount                                                           (3,508)        (3,716)

          Total long-term debt                                                         $3,177,016     $2,567,898
                                                   F-53

 GPU, Inc. and Subsidiary Companies


    At December 31, 1996, the GPU International Group had long-term debt outstanding of approximately $752 million (included in the table above under "Other long-term debt"). Of this amount, approximately $680 million was guaranteed by GPU, Inc. The guaranteed amount consisted of the following: 342 million pounds (approximately U.S. $586 million at December 31, 1996) under a bank term loan facility used to fund EI UK Holdings, Inc.'s investment in Avon Energy Partners Holdings (see Note 6); A$90 million (approximately U.S. $72 million at December 31, 1996 and U.S. $68 million at December 31, 1995) through a bank term loan facility used to fund a GPU Electric, Inc. subsidiary's purchase of its interest in Solaris Power; and approximately $22 million through a bank term loan facility used to fund a GPU International, Inc. subsidiary's investment in Mid-Georgia Cogen, L.P.

    For the years 1997, 1998, 1999, 2000 and 2001, GPU has long-term debt maturities for first mortgage bonds and other long-term debt as follows:
                                            (in millions)
 Company                 1997        1998        1999        2000        2001

 JCP&L                   $100        $  -        $  -        $ 40        $ 40
 Met-Ed                    40           -          30          50           -
 Penelec                   26          30           -          30          50
 GPU International Group    3          97           3         589           3
 GPUS                       -           -           -           -          35
   Total                 $169        $127        $ 33        $709        $128

    The estimated fair value of GPU's long-term debt, as of December 31, 1996 and 1995 was as follows:

                                              (in thousands)
                                      1996                      1995
                             Carrying       Fair       Carrying       Fair
                              Amount        Value       Amount        Value

 JCP&L                      $1,173,091   $1,177,544   $1,192,945    $1,260,502
 Met-Ed                        563,252      567,075      603,268       644,838
 Penelec                       656,459      640,274      642,487       677,564
 GPU International Group       749,214      742,126      101,698       101,698
 GPUS                           35,000       35,000       27,500        27,500
   Total                    $3,177,016   $3,162,019   $2,567,898    $2,712,102

     The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to GPU for debt of the same remaining maturities and credit qualities.

 4.  SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

     JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P., are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. In 1995, JCP&L Capital, L.P. issued $125 million of mandatorily redeemable preferred securities (Preferred Securities) and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million and $105 million, respectively, of Preferred Securities. The proceeds were then lent to JCP&L, Met-Ed and Penelec,

 GPU, Inc. and Subsidiary Companies


 respectively, which, in turn, issued their deferrable interest subordinated debentures to the partnerships. The following issues of Preferred Securities were outstanding at December 31, 1996 and 1995:

                                     Issue      Securities        Total
 Company                  Series     Price      Outstanding  (in thousands)

 JCP&L Capital, L.P.       8.56%      $25       5,000,000       $125,000
 Met-Ed Capital, L.P.      9.00%      $25       4,000,000        100,000
 Penelec Capital, L.P.     8.75%      $25       4,200,000        105,000
      Total                                                     $330,000

     The fair value of the Preferred Securities based on market price quotations at December 31, 1996 and 1995 was $337 million (JCP&L $127 million; Met-Ed $103 million; Penelec $107 million) and $347 million (JCP&L
 $131 million; Met-Ed $106 million; Penelec $110 million), respectively.

     The Preferred Securities of JCP&L Capital, L.P. mature in 2044, while those of Met-Ed Capital, L.P. and Penelec Capital, L.P. mature in 2043. Their respective Preferred Securities are redeemable at the option of JCP&L beginning in 2000, and at the option of Met-Ed and Penelec beginning in 1999, at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction for interest paid on the subordinated debentures. JCP&L, Met-Ed and Penelec have fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of their respective Preferred
 Securities.   Distributions on the Preferred Securities (and interest on the subordinated debentures) may be deferred for up to 60 months, but JCP&L, Met-Ed and Penelec may not pay dividends on, or redeem or acquire, any of their preferred or common stock until deferred payments on their respective subordinated debentures are paid in full.


 5.  CAPITAL STOCK

     At December 31, 1996 and 1995, GPU had the following issues of capital stock outstanding:

 GPU, Inc.

 Common stock, par value $2.50 a share; 350,000,000 shares authorized in both 1996 and 1995; 125,783,338 shares issued in both 1996 and 1995; and
 120,611,137 and 120,423,341 shares outstanding in 1996 and 1995, respectively (a), (b), (c)

                                                (in thousands)
                                             1996             1995

 Common Stock                              $314,458         $314,458

 GPU, Inc. and Subsidiary Companies


 JCP&L

 Cumulative preferred stock, without par value, 15,600,000 shares authorized, 1,615,000 and 1,815,000 shares issued and outstanding in 1996 and 1995, respectively (f):
                                                (in thousands)
                                             1996             1995
 Cumulative preferred stock -
   without mandatory redemption (g):
     4% Series, 125,000 shares,
       callable at $106.50 a share         $ 12,500         $ 12,500
     7.88% Series E, 250,000 shares,
       callable at $103.65 a share           25,000           25,000
       Subtotal                              37,500           37,500
 Premium on cumulative preferred stock          241              241
       Total cumulative preferred stock -
         without mandatory redemption      $ 37,741         $ 37,741

 Cumulative preferred stock -
   with mandatory redemption (d), (e), (h):
     8.48% Series I, 300,000 shares in 1996
       and 500,000 shares in 1995          $ 30,000         $ 50,000
     8.65% Series J, 500,000 shares          50,000           50,000
     7.52% Series K, 440,000 shares          44,000           44,000
       Subtotal                             124,000          144,000
 Amount due in one year (h)                 (10,000)         (10,000)
       Total cumulative preferred stock -
         with mandatory redemption         $114,000         $134,000

 Common stock, par value $10 a share,
 16,000,000 shares authorized, 15,371,270
 shares issued and outstanding             $153,713         $153,713

 Met-Ed

 Cumulative preferred stock, without par value, 10,000,000 shares authorized, 119,475 and 233,912 shares issued and outstanding in 1996 and 1995, without mandatory redemption (f), (g), (i):
                                                (in thousands)
                                             1996             1995
 3.90% Series, 64,384 shares in 1996 and
   117,729 shares in 1995, callable at
   $105.625 a share                        $  6,439         $ 11,773
 4.35% Series, 22,517 shares in 1996 and
   33,429 shares in 1995, callable at
   $104.25 a share                            2,252            3,325
 3.85% Series, 9,252 shares in 1996 and
   29,175 shares in 1995, callable at
   $104.00 a share                              925            2,917
 3.80% Series, 7,982 shares in 1996 and
   18,122 shares in 1995, callable at
   $104.70 a share                              798            1,812
 4.45% Series, 15,340 shares in 1996 and
   35,637 shares in 1995, callable at
   $104.25 a share                            1,534            3,564
       Subtotal                              11,948           23,391
 Premium on cumulative preferred stock          108              207
       Total cumulative preferred stock    $ 12,056         $ 23,598

 Common stock, no par value, 900,000 shares
 authorized, 859,500 shares issued
 and outstanding                           $ 66,273         $ 66,273

 GPU, Inc. and Subsidiary Companies


 Penelec
 Cumulative preferred stock, without par value, 11,435,000 shares authorized, 167,485 and 365,000 shares issued and outstanding in 1996 and 1995, no mandatory redemption (f), (g), (i):

                                                (in thousands)
                                             1996             1995
 4.40% Series B, 29,678 shares in 1996 and
   56,810 shares in 1995, callable at
   $108.25 per share                       $  2,968         $  5,681
 3.70% Series C, 49,568 shares in 1996 and
   97,054 shares in 1995, callable at
   $105.00 per share                          4,957            9,705
 4.05% Series D, 28,219 shares in 1996 and
   63,696 shares in 1995, callable at
   $104.53 per share                          2,822            6,370
 4.70% Series E, 14,103 shares in 1996 and
   28,739 shares in 1995, callable at
   $105.25 per share                          1,410            2,874
 4.50% Series F, 17,081 shares in 1996 and
   42,969 shares in 1995, callable at
   $104.27 per share                          1,708            4,297
 4.60% Series G, 26,836 shares in 1996 and
   75,732 shares in 1995, callable at
   $104.25 per share                          2,684            7,573
       Subtotal                              16,549           36,500
 Premium on cumulative preferred stock          132              277
       Total cumulative preferred stock    $ 16,681         $ 36,777

 Common stock, par value $20 per share,
 5,400,000 shares authorized, 5,290,596
 shares issued and outstanding             $105,812         $105,812

 Total - GPU. Inc. and Subsidiary Companies

                                                (in thousands)
                                             1996             1995
 Cumulative preferred stock:
   With mandatory redemption               $114,000         $134,000
   Without mandatory redemption              66,478         $ 98,116
       Total cumulative preferred stock    $180,478         $232,116


 (a) In 1995, GPU, Inc. sold five million additional shares of common stock, for net proceeds of $157.5 million. The issuance resulted in a credit to capital surplus totaling $71.9 million. No shares of common stock were reacquired in 1996, 1995 or 1994. In 1996, 1995 and 1994, under GPU Inc.'s Dividend Reinvestment Plan, capital surplus was credited $3.0 million, $2.7 million and $2.3 million, respectively, for shares sold. There were 5,172,201 and 5,359,997 reacquired shares outstanding at December 31, 1996 and 1995, respectively.

 (b) In 1996, 1995 and 1994, pursuant to the 1990 Restricted Stock Plan, GPU, Inc. issued restricted units to officers representing rights to

 GPU, Inc. and Subsidiary Companies


     receive shares of common stock, on a one-for-one basis, at the end of the vesting or restriction period. Beginning with awards in 1995, the number of shares eventually issued will vary from the number of units awarded according to the degree that GPU, Inc.'s performance goals have been met for the restriction period. The shares issuable at the end of the period could range from 0% to 200% of the originally awarded units. The units are considered common stock equivalents and therefore are reflected in the computation of earnings per share shown on the income statement. The units accrue dividend equivalents on a quarterly basis, which are invested in additional equivalent units. In 1996, 1995 and 1994, GPU, Inc. awarded to plan participants 63,206, 83,600 and 34,595 restricted units, respectively. In 1996, 1995 and 1994, GPU, Inc. issued a total of 37,253, 30,558 and 6,275 shares, respectively, from previously reacquired shares. There were 258,705 and 195,499 restricted units outstanding at December 31, 1996 and 1995, respectively.

 (c) In 1996, GPU adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for employee stock-based compensation. Under this method, compensation cost is measured at the grant date, based on the market price of the stock at that date, and is recognized as expense over the restricted period. FAS 123 permits companies to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), provided that pro forma disclosures of net income are made as if the fair value-based method of accounting had been applied. GPU has elected to continue accounting for stock-based compensation in accordance with APB No. 25, which contains provisions for subsequent adjustments to compensation cost based on market price fluctuations of the stock after the grant date. The pro forma effects on net income resulting from the application of the fair value-based method of accounting defined in FAS 123 are immaterial.

 (d) The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. The 7.52% Series is to be redeemed ratably over twenty years beginning in 1998. The 8.65% Series is to be redeemed ratably over six years beginning in 2000. The 8.48% Series is not callable and is to be redeemed ratably over a five-year period which began in 1996.

 (e) During 1996, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. JCP&L's total redemption cost was $20 million. During 1995, JCP&L repurchased in the market 60,000 shares of its 7.52% cumulative preferred stock with mandatory redemption, with a stated value of $6 million. JCP&L's total redemption cost was $6.1 million, which resulted in a $0.1 million charge to Retained Earnings.

 (f) At December 31, 1996 and 1995, the GPU Energy companies were authorized to issue 37,035,000 shares of cumulative preferred stock. If dividends

 GPU, Inc. and Subsidiary Companies


     on any of the preferred stock are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the board of directors of that company until all dividends in arrears have been paid. A GPU Energy company may not redeem preferred stock unless dividends on all of its preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment.

 (g) The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 1996, the aggregate amount at which these shares could be called by the GPU Energy companies was $69 million (JCP&L $39 million; Met-Ed $13 million; Penelec $17 million).

 (h) The outstanding shares with mandatory redemption have the following redemption requirements over the next five years: $10.0 million in 1997; $12.5 million in 1998 and 1999; and $10.8 million in 2000 and 2001. The fair value of the preferred stock with mandatory redemption, based on market price quotations at December 31, 1996 and 1995, was $123.4 million and $146.6 million, respectively.

 (i) During 1996, Met-Ed and Penelec reacquired, pursuant to cash tender offers, preferred shares for a total cost of $7.7 million and $14.4 million, respectively. A reacquisition gain of $3.7 million and $5.6 million was recorded for Met-Ed and Penelec, respectively, which resulted in an increase in GPU, Inc.'s earnings per share of $0.08. During 1994, Met-Ed and Penelec redeemed their 7.68% (aggregate stated value of $35 million) and 8.36% (aggregate stated value of $25 million) cumulative preferred stock, respectively. Met-Ed's total redemption cost was $36 million, which resulted in a $1.2 million charge to Retained Earnings. Penelec's total cost of the redemption was $26 million, resulting in a $1.1 million charge to Retained Earnings.


 6.  ACQUISITION OF MIDLANDS ELECTRICITY PLC

     In 1996, GPU, Inc. and Cinergy Corp. (Cinergy) formed Avon Energy Partners Holdings (Holdings), a 50/50 joint venture, to acquire Midlands Electricity plc (Midlands), an English regional electric company. A wholly-owned subsidiary of Holdings, Avon, purchased the outstanding shares of Midlands through a cash tender offer of 1.7 billion pounds, or approximately U.S. $2.6 billion. GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric, Inc.

     At December 31, 1996, EI UK has borrowed approximately 342 million pounds, or approximately U.S. $586 million, through a GPU, Inc. guaranteed five-year bank term loan facility, to fund its investment in Holdings. At December 31, 1996, Holdings has borrowed approximately 1.1 billion pounds, or approximately U.S. $1.8 billion, through a term loan and revolving credit facility to provide for the balance of the acquisition price.

     Midlands supplies and distributes electricity to 2.2 million customers in England in an area with a population of five million. Midlands also owns a

 GPU, Inc. and Subsidiary Companies


 generation business that produces electricity domestically and internationally and a gas supply company that provides natural gas to 8,000 customers in England. In addition, Midlands owns international generation projects and is pursuing additional international generation and transmission projects.

     EI UK accounts for its 50% investment in Holdings using the equity method of accounting (see Note 7, GPU International Group Equity Investments). Accordingly, EI UK's investment is reported on the Consolidated Balance Sheets in GPU International Group investments, net, and its proportionate share of earnings from Holdings is reflected on the Consolidated Income Statements in Other Income and Deductions. EI UK has recorded its proportionate share of Holdings' income (from the Midlands' acquisition date), which is reflected in GPU's results of operations.

     The acquisition of Midlands by Avon is accounted for under the purchase method of accounting. The total acquisition cost exceeds the preliminary estimated value of net assets by 1.4 billion pounds, or approximately U.S. $2.1 billion. This excess amount is considered goodwill and is amortized to expense on a straight-line basis over 40 years.


 7.  GPU INTERNATIONAL GROUP EQUITY INVESTMENTS

     The GPU International Group has investments in joint ventures and affiliates involved in power production, transmission and distribution in the United States and foreign countries. The GPU International Group uses the equity method of accounting for its investments in which it has the ability to exercise significant influence. Brooklyn Energy, L.P. is being accounted for under the equity method of accounting in anticipation of a reduction of the percentage to 27%. Investments accounted for under the equity method follow:
                                                              Ownership
 Investment                          Location of Operations   Percentage

 Brooklyn Energy, L.P.                Canada                     75%
 Avon Energy Partners
   Holdings (owns Midlands)           United Kingdom             50%
 Solaris Power                        Australia                  50%
 Prime Energy, L.P.                   United States              50%
 Onondaga Cogen, L.P.                 United States              50%
 Pasco Cogen, Ltd.                    United States              50%
 Lake Cogen, Ltd.                     United States              50%
 FPB Cogeneration Partners, L.P.      United States              30%
 Termobarranquilla S.A.               Colombia                   29%
 Polsky Energy Corporation            United States & Canada     25%
 Selkirk Cogeneration Partners, L.P.  United States              19%
 EnviroTech Investment Fund           United States              10%
 Ballard Generation Systems, Inc.     Canada                      6%
 Project Orange Associates, L.P.      United States               4%
 OLS Power, L.P.                      United States               1%

     Summarized financial information for the GPU International Group's equity investments (which are not consolidated in the financial statements), including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:

 GPU, Inc. and Subsidiary Companies


                                              December 31,       December 31,
 Balance Sheet Data (in thousands)                 1996               1995

 Current Assets                               $ 1,016,730        $   248,012
 Noncurrent Assets                              5,761,593          1,962,238
 Current Liabilities                           (1,207,038)          (220,796)
 Noncurrent Liabilities                        (4,080,475)        (1,693,669)
 Net Assets                                   $ 1,490,810        $   295,785

 GPU International Group's
   Equity in Net Assets                       $   735,763        $    25,341

                                               For the Year Ended December 31,
 Earnings Data (in thousands)                      1996                1995

 Revenues                                     $ 1,869,038        $   680,617
 Operating Income                             $   299,161        $   102,817
 Net Income/(Loss)                            $    70,346        $      (140)

 GPU International Group's
   Equity in Net Income/(Loss)                $    33,981        $    (3,597)

     As of December 31, 1996 and 1995, the amount of investments accounted for under the equity method included goodwill, net of accumulated amortization, of approximately $23 million and $29 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense amounted to $0.8 million for each of the years ended December 31, 1996 and 1995. In 1996, the GPU International Group recorded a net reduction of $5 million in goodwill attributed primarily to the sale of a partnership interest.

     In addition, the GPU International Group's 50% ownership interest in Empresa Guaracachi, S.A., a Bolivian electric generating company, is accounted for as a consolidated entity in GPU's financial statements. The GPU International Group also has a 100% ownership interest in Mid-Georgia Cogen, L.P., a cogeneration facility under construction, which is currently accounted for as a consolidated entity in GPU's financial statements.


 8.  DERIVATIVE FINANCIAL INSTRUMENTS

     The GPU International Group uses interest rate swap agreements as hedges to manage the risk of increases in interest rates. These swap agreements effectively convert variable-rate debt into fixed-rate debt. At December 31, 1996, these agreements covered approximately $329 million of debt and were scheduled to expire at various dates through 1998. Amounts paid and received under these agreements are recorded as adjustments to the interest expense of the underlying debt. During 1996, fixed interest expense exceeded variable-rate interest by approximately $0.6 million.

 GPU, Inc. and Subsidiary Companies


 9.  INCOME TAXES

     As of December 31, 1996 and 1995, the Consolidated Balance Sheets reflected income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through future rates (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993, as follows:

                                                               (in millions)
                                                             1996        1995
 Income Taxes Recoverable Through Future Rates:
    JCP&L                                                    $143        $135
    Met-Ed                                                    174         179
    Penelec                                                   210         214
      Total                                                  $527        $528

 Income Taxes Refundable Through Future Rates:
    JCP&L                                                    $ 33        $ 36
    Met-Ed                                                     23          25
    Penelec                                                    32          34
      Total                                                  $ 88        $ 95

       Summaries of the components of deferred taxes as of December 31, 1996 and 1995 are as follows:

 GPU, Inc. and Subsidiary Companies:

                                (in millions)
 Deferred Tax Assets                    Deferred Tax Liabilities

                      1996    1995                                1996    1995
 Current:                               Current:
 Unbilled revenue     $ 23    $ 23      Revenue taxes           $   12  $   16
 Other                   9      (3)
   Total              $ 32    $ 20

 Noncurrent:                            Noncurrent:
 Unamortized ITC      $ 88    $ 95      Liberalized
 Decommissioning        75      62        depreciation:
 Contributions in aid                       previously flowed
   of construction      24      23           through            $  292  $  301
 Other                 146     150          future revenue
   Total              $333    $330           requirements          203     209
                                            Subtotal               495     510
                                        Liberalized
                                          depreciation             859     817
                                        Other                      209     139
                                          Total                 $1,563  $1,466

 GPU, Inc. and Subsidiary Companies


 JCP&L:

                                 (in millions)
 Deferred Tax Assets                    Deferred Tax Liabilities

                       1996    1995                              1996    1995
 Current:                               Current:
 Unbilled revenue      $ 18    $ 12     Revenue taxes            $ 12    $ 16
 Deferred energy          5      (3)
   Total               $ 23    $  9

 Noncurrent:                            Noncurrent:
 Unamortized ITC       $ 33    $ 36     Liberalized
 Decommissioning         32      26       depreciation:
 Contributions in aid                       previously flowed
   of construction       19      19          through             $ 76    $ 77
 Other                   55      41         future revenue
   Total               $139    $122          requirements          42      42
                                            Subtotal              118     119
                                        Liberalized
                                          depreciation            412     393
                                        Forked River                9      11
                                        Other                     125      84
                                          Total                  $664    $607

 Met-Ed:

                                 (in millions)
 Deferred Tax Assets                    Deferred Tax Liabilities

                       1996    1995                              1996    1995
                                        Noncurrent:
 Current:                               Liberalized
 Unbilled revenue      $  5    $  6       depreciation:
 Other                    2       2        previously flowed
   Total               $  7    $  8         through              $ 95    $100
                                           future revenue
 Noncurrent:                                 requirements          73      76
 Unamortized ITC       $ 24    $ 25
 Decommissioning         28      23        Subtotal               168     176
 Contributions in aid                   Liberalized
   of construction        2       2       depreciation            185     182
 Other                   31      41     Other                      48      22
   Total               $ 85    $ 91       Total                  $401    $380

 GPU, Inc. and Subsidiary Companies


 Penelec:
                                 (in millions)
 Deferred Tax Assets                    Deferred Tax Liabilities

                      1996    1995                              1996    1995
 Current:                               Current:
 Unbilled revenue     $  -    $  5      Deferred energy         $  -    $  4

 Noncurrent:                            Noncurrent:
 Unamortized ITC      $ 32    $ 34      Liberalized
 Decommissioning        15      13        depreciation:
 Contributions in aid                       previously flowed
   of construction       3       3            through           $119    $121
 Other                  17      29          future revenue
   Total              $ 67    $ 79            requirements        89      91
                                            Subtotal             208     212
                                        Liberalized
                                          depreciation           239     229
                                        Other                     26      21
                                          Total                 $473    $462

   The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

 GPU, Inc. and Subsidiary Companies:

                                                        (in millions)
                                                1996        1995      1994

 Net income                                     $298        $440      $164
 Preferred stock dividends                        16          17        21
 Gain on preferred stock reacquisition            (9)          -         -
 Income tax expense                              184         265        86
   Book income subject to tax                   $489*       $722      $271

 Federal statutory rate                           35%         35%       35%
 State tax, net of federal benefit                 3           4         -
 Other                                             -          (2)       (3)
   Effective income tax rate                      38%         37%       32%

 * Includes pre-tax foreign operations income of $58 million, of which $54 million relates to equity method investments, which is reflected in Other income, net in the Consolidated Statement of Income.

 GPU, Inc. and Subsidiary Companies


   Federal and state income tax expense is comprised of the following:

                                                        (in millions)
                                                 1996       1995      1994

 Provisions for taxes currently payable:
   Domestic                                      $108       $154      $162
   Foreign                                         11         -         -
      Total provision for taxes                  $119       $154      $162

 Deferred income taxes:
   Liberalized depreciation                        27         31        31
   New Jersey revenue tax                          (3)        (2)       32
   Deferral of energy costs                        (8)         1        12
   Foreign deferred taxes                           7          -         -
   Accretion income                                 5          5        11
   Decommissioning                                 (9)        71       (76)
   Voluntary Enhanced Retirement
     Programs (VERP)                               15         24       (51)
   Nonutility generation contract buyout costs     41         15         -
   Other                                            2        (23)      (21)
      Deferred income taxes, net                   77        122       (62)
 Amortization of ITC, net                         (12)       (11)      (14)
      Income tax expense                         $184       $265      $ 86

     The foreign taxes in the above table for 1996, which primarily relate to equity method investees, total $17 million ($10 million- Current; $7 million-Deferred), and are included in Other income, net in the Consolidated Statements of Income.

 JCP&L:

     The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:
                                                       (in millions)
                                                 1996       1995      1994

 Net income                                      $156       $199      $163
 Income tax expense                                74         97        85
   Book income subject to tax                    $230       $296      $248

 Federal statutory rate                            35%        35%       35%
 Other                                             (3)        (2)       (1)
   Effective income tax rate                       32%        33%       34%

 GPU, Inc. and Subsidiary Companies


   Federal and state income tax expense is comprised of the following:

                                                        (in millions)
                                                 1996       1995      1994

 Provisions for taxes currently payable          $ 70       $100      $ 50

 Deferred income taxes:
   Liberalized depreciation                         1          8        13
   Nonutility generation contract buyout costs     22          6         -
   Gain/Loss on reacquired debt                     -          -         6
   New Jersey revenue tax                          (3)        (2)       32
   Deferral of energy costs                        (8)         1         9
   Abandonment loss - Forked River                 (4)        (4)       (5)
   Nuclear outage maintenance costs                 5         (6)        6
   Accretion income                                 5          5         6
   Unbilled revenue                                (5)        (2)        2
   Pension expense/VERP                             4          3       (15)
   Other                                           (6)        (6)      (12)
      Deferred income taxes, net                   11          3        42
 Amortization of ITC, net                         ( 7)       ( 6)      ( 7)
      Income tax expense                         $ 74       $ 97      $ 85

 Met-Ed:

   The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

                                                       (in millions)
                                                 1996       1995      1994

 Net income                                      $ 69       $149      $  1
 Income tax expense                                50         92        (9)
   Book income subject to tax                    $119       $241      $ (8)

 Federal statutory rate                            35%        35%       35%
 State tax, net of federal benefit                  5          6        32
 Amortization of ITC                               (2)        (1)       22
 Other                                              4         (2)       20
   Effective income tax rate                       42%        38%      109%

 GPU, Inc. and Subsidiary Companies


   Federal and state income tax expense is comprised of the following:

                                                        (in millions)
                                                 1996       1995      1994

 Provisions for taxes currently payable          $ 25       $ 23      $ 45

 Deferred income taxes:
   Liberalized depreciation                        10         10         6
   Deferral of energy costs                         5          -         6
   Decommissioning                                 (3)        46       (52)
   Pension expense/VERP                             5          8       (15)
   Unbilled revenue                                 -         (4)        2
   Nonutility generation contract buyout costs     14          8         -
   Other                                           (4)         3         2
      Deferred income taxes, net                   27         71       (51)
 Amortization of ITC, net                          (2)        (2)       (3)
      Income tax expense                         $ 50       $ 92      $ (9)

 Penelec:

   The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:
                                                       (in millions)
                                                 1996       1995      1994

 Net income                                      $ 70       $111       $32
 Income tax expense                                45         70        11
   Book income subject to tax                    $115       $181       $43

 Federal statutory rate                            35%        35%       35%
 State tax, net of federal benefit                  6          6         1
 Other                                            ( 2)       ( 2)      (10)
   Effective income tax rate                       39%        39%       26%

   Federal and state income tax expense is comprised of the following:

                                                        (in millions)
                                                 1996       1995      1994

 Provisions for taxes currently payable          $ 26       $ 28      $ 61

 Deferred income taxes:
   Liberalized depreciation                         8         12        12
   Deferral of energy costs                         -          -        (3)
   Accretion income                                 -          -         5
   Decommissioning                                 (1)        21       (24)
   Pension expense/VERP                             7         13       (21)
   Unbilled revenue                                 5         (2)        -
   Nonutility generation contract buyout costs      5          -         -
   Other                                           (2)         1       (15)
      Deferred income taxes, net                   22         45       (46)
 Amortization of ITC, net                          (3)        (3)       (4)
      Income tax expense                         $ 45       $ 70      $ 11

 GPU, Inc. and Subsidiary Companies


   In 1994, GPU and the Internal Revenue Service (IRS) reached an agreement to settle GPU's claim for 1986 that TMI-2 has been retired for tax purposes. The GPU Energy companies received net refunds totaling $17 million (JCP&L $4 million; Met-Ed $9 million; Penelec $4 million), which have been credited to their customers. Also in 1994, GPU received net interest from the IRS totaling $46 million (JCP&L $11.5 million; Met-Ed $23 million; Penelec $11.5 million), before income taxes, associated with the refund settlement, which was credited to income. The IRS has completed its examinations of GPU's federal income tax returns through 1992. The years 1993 through 1995 are currently being audited.


 10.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Maintenance expense and other taxes charged to operating expenses consisted of the following:

                                                    (in millions)
                                            1996       1995        1994

 Maintenance:
   JCP&L                                    $120       $128        $132
   Met-Ed                                     50         54          59
   Penelec                                    65         71          80
        Total Maintenance                   $235       $253        $271

 Other Taxes:
   New Jersey Unit Tax (JCP&L)              $208       $209        $204

   Pennsylvania State Gross Receipts:
      Met-Ed                                $ 38       $ 35        $ 32
      Penelec                                 40         39          38
        Total                               $ 78       $ 74        $ 70

   Real Estate and Personal Property:
      JCP&L                                 $  8       $  8        $  7
      Met-Ed                                   8          7           6
      Penelec                                  9          8           8
        Total                               $ 25       $ 23        $ 21

   Other:
      JCP&L                                 $ 13       $ 10        $ 20
      Met-Ed                                  15         13          14
      Penelec                                 16         20          20
        Total                               $ 44       $ 43        $ 54

        Total Other Taxes                   $355       $349        $349

 GPU, Inc. and Subsidiary Companies


   The cost of services rendered to the GPU Energy companies by their affiliates is as follows:

                                                    (in millions)
                                            1996       1995        1994

 JCP&L:
   Cost of services rendered by GPUN        $221       $186        $268
   Cost of services rendered by GPUS          44         43          48
   Cost of services rendered by Genco         85         -           -
      Total                                 $350       $229        $316

   Amount Charged to Income                 $293       $183        $242

 Met-Ed:
   Cost of services rendered by GPUN        $ 67       $ 81        $ 77
   Cost of services Rendered by GPUS          29         27          27
   Cost of services rendered by Genco         85         -           -
      Total                                 $181       $108        $104

   Amount Charged to Income                 $153       $ 92        $ 87

 Penelec:
   Cost of services rendered by GPUN        $ 34       $ 41        $ 40
   Cost of services rendered by GPUS          31         38          40
   Cost of services rendered by Genco        159         -           -
      Total                                 $224       $ 79        $ 80

   Amount Charged to Income                 $181       $ 67        $ 64

   For the years 1996, 1995 and 1994, JCP&L purchased $21 million, $23 million and $22 million, respectively, in energy from a cogeneration project in which an affiliate has a 50% partnership interest.


 11.  EMPLOYEE BENEFITS

 Pension Plans

   GPU maintains defined benefit pension plans covering substantially all employees. GPU's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

   Summaries of the components of net periodic pension cost follow:

                                                           (in millions)
 GPU, Inc. and Subsidiary Companies                  1996      1995     1994

 Service cost-benefits earned during the period   $  36.1    $ 30.0   $ 34.8
 Interest cost on projected benefit obligation      112.1     109.8     95.4
 Less: Expected return on plan assets              (123.2)   (112.9)  (104.4)
       Amortization                                  (1.1)     (1.4)    (1.4)
 Net periodic pension cost                        $  23.9    $ 25.5   $ 24.4

 GPU, Inc. and Subsidiary Companies


                                                           (in millions)
 JCP&L                                               1996      1995     1994

 Service cost-benefits earned during the period   $   8.0    $  7.3   $  8.8
 Interest cost on projected benefit obligation       32.1      32.9     29.0
 Less: Expected return on plan assets               (36.3)    (35.2)   (33.3)
       Amortization                                  (0.3)     (0.3)    (0.5)
 Net periodic pension cost                        $   3.5    $  4.7   $  4.0

                                                           (in millions)
 Met-Ed                                              1996      1995     1994

 Service cost-benefits earned during the period    $  4.5    $  4.4   $  4.7
 Interest cost on projected benefit obligation       19.6      20.2     17.7
 Less: Expected return on plan assets               (21.3)    (20.3)   (19.1)
       Amortization                                    -       (0.1)    (0.3)
 Net periodic pension cost                         $  2.8    $  4.2   $  3.0

                                                           (in millions)
 Penelec                                             1996      1995     1994

 Service cost-benefits earned during the period   $   6.0    $  8.9   $ 10.2
 Interest cost on projected benefit obligation       29.3      34.9     30.6
 Less: Expected return on plan assets               (32.3)    (35.6)   (32.4)
       Amortization                                   0.3       0.3      0.5
 Net periodic pension cost                        $   3.3    $  8.5   $  8.9

      The above amounts for 1996 and 1994 do not include pre-tax charges to earnings of $71 million (JCP&L $37 million; Met-Ed $17 million; Penelec $17 million) and $97 million (JCP&L $38 million; Met-Ed $26 million; Penelec $33 million), respectively, resulting from early retirement programs in both of those years. At December 31, 1996, GPU has funded the entire cost of its retirement programs.

      The actual return on the plans' assets for the years 1996, 1995 and 1994 resulted in gains as follows:

                                                           (in millions)
 Company                                             1996      1995     1994

 JCP&L                                             $ 66.0    $101.3   $  4.4
 Met-Ed                                              39.6      59.4      2.5
 Penelec                                             53.5     100.3      4.2
 Other                                               69.9      61.0      2.7
   Total                                           $229.0    $322.0   $ 13.8

 GPU, Inc. and Subsidiary Companies


      The funded status of the plans and related assumptions at December 31, 1996 and 1995 were as follows:

                                                            (in millions)
 GPU, Inc. and Subsidiary Companies                       1996          1995

 Accumulated benefit obligation (ABO):
   Vested benefits                                     $ 1,338.5    $ 1,172.8
   Nonvested benefits                                      137.8        133.7
     Total ABO                                           1,476.3      1,306.5
 Effect of future compensation levels                      215.1        237.7
     Projected benefit obligation (PBO)                $ 1,691.4    $ 1,544.2

 Plan assets at fair value                             $ 1,801.8    $ 1,596.1
 PBO                                                    (1,691.4)    (1,544.2)
   Plan assets in excess of PBO                            110.4         51.9
 Less: Unrecognized net gain                              (143.8)       (64.9)
       Unrecognized prior service cost                       5.7          5.2
       Unrecognized net transition asset                    (3.0)        (5.8)
       Adjustment required to recognize
         minimum liability                                  (3.8)        (0.2)
     Accrued pension liability                         $   (34.5)   $   (13.8)

                                                              (in millions)
 JCP&L                                                      1996       1995

 ABO:
   Vested benefits                                       $ 391.9     $  359.8
   Nonvested benefits                                       27.8         30.4
     Total ABO                                             419.7        390.2
 Effect of future compensation levels                       53.8         69.9
     PBO                                                 $ 473.5      $ 460.1

 Plan assets at fair value                               $ 514.5      $ 494.4
 PBO                                                      (473.5)      (460.1)
   Plan assets in excess of PBO                             41.0         34.3
 Less: Unrecognized net gain                               (45.7)       (32.2)
       Unrecognized prior service cost                       2.2          2.4
       Unrecognized net transition asset                    (1.5)        (2.1)
     (Accrued) prepaid pension cost                      $  (4.0)     $   2.4

 GPU, Inc. and Subsidiary Companies


                                                              (in millions)
 Met-Ed                                                     1996         1995

 ABO:
   Vested benefits                                       $ 240.7      $ 220.9
   Nonvested benefits                                       24.4         24.0
     Total ABO                                             265.1        244.9
 Effect of future compensation levels                       37.4         42.4
     PBO                                                 $ 302.5      $ 287.3

 Plan assets at fair value                               $ 309.9      $ 293.1
 PBO                                                      (302.5)      (287.3)
   Plan assets in excess of PBO                              7.4          5.8
 Less: Unrecognized net gain                                (7.1)        (7.6)
       Unrecognized prior service cost                       2.8          3.5
       Unrecognized net transition asset                    (0.6)        (1.3)
       Adjustment required to recognize
         minimum liability                                  (0.4)          -
     Prepaid pension cost                                $   2.1      $   0.4

                                                              (in millions)
 Penelec                                                    1996         1995

 ABO:
   Vested benefits                                       $ 303.6      $ 364.4
   Nonvested benefits                                       24.3         44.1
     Total ABO                                             327.9        408.5
 Effect of future compensation levels                       39.1         73.3
     PBO                                                 $ 367.0      $ 481.8

 Plan assets at fair value                               $ 411.8      $ 496.8
 PBO                                                      (367.0)      (481.8)
   Plan assets in excess of PBO                             44.8         15.0
 Less: Unrecognized net gain                               (35.2)       (18.8)
       Unrecognized prior service cost                       3.4          3.8
       Unrecognized net transition obligation                2.1          3.0
     Prepaid pension cost                                $  15.1      $   3.0

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets            8.5          8.5
   Discount rate                                             7.5          7.5
   Annual increase in compensation levels                    5.5          5.5

 GPU, Inc. and Subsidiary Companies


     In 1996, the PBO increased by $92 million (JCP&L $28 million; Met-Ed $16 million; Penelec $14 million; Other $34 million) as a result of the VERP. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net gain represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition asset/obligation arising out of the adoption of Statement of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

     At December 31, 1996, 1995 and 1994, GPU had accumulated pension obligations in excess of amounts accrued; as a result, additional minimum liabilities in the amounts of $2.2 million (Met-Ed $0.3 million; GPUS $1.8 million; Genco $0.1 million), $0.1 million (GPUS) and $0.7 million (GPUS), respectively, net of deferred income taxes of $1.6 million (Met-Ed $0.2 million; GPUS $1.3 million; Genco $0.1 million), $0.1 million (GPUS) and $0.5 million (GPUS), respectively, are reflected as reductions in Retained Earnings in accordance with FAS 87.

 Savings Plans

     GPU also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits. GPU's savings plans provide for various levels of matching contributions. The matching contributions for GPU were as follows:

                                                         (in millions)
 Company                                             1996      1995     1994

 JCP&L                                             $  2.8    $  3.2   $  2.4
 Met-Ed                                               3.2       2.7      2.2
 Penelec                                              1.4       2.5      3.0
 Other                                                6.7       5.0      5.1
   Total                                           $ 14.1    $ 13.4   $ 12.7

 Postretirement Benefits Other Than Pensions

      GPU provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for GPU. Health care benefits are administered by various organizations. A portion of the costs are borne by the participants. Effective January 1, 1993, GPU adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."
 FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. GPU has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

 GPU, Inc. and Subsidiary Companies


       Summaries of the components of the net periodic postretirement benefit cost for 1996, 1995 and 1994 follows:

                                                              (in millions)
 GPU, Inc. and Subsidiary Companies                     1996     1995    1994

 Service cost-benefits attributed to service
   during the period                                  $ 14.3   $ 13.4  $ 14.6
 Interest cost on the accumulated postretirement
   benefit obligation                                   45.7     43.4    37.0
 Expected return on plan assets                        (13.8)   (11.0)   (7.0)
 Amortization of transition obligation                  17.4     17.4    18.1
 Other amortization, net                                 2.9      1.3     2.1
   Net periodic postretirement benefit cost             66.5     64.5    64.8
 Less, deferred for future recovery                    (18.2)   (15.0)  (15.8)
      Postretirement benefit cost, net of deferrals   $ 48.3   $ 49.5  $ 49.0

     The above amounts for 1996 and 1994 do not include pre-tax charges to earnings of $52 million and $30 million, respectively, relating to early retirement programs in both of those years. At December 31, 1996, GPU has funded the entire cost of its retirement programs.

                                                              (in millions)
 JCP&L                                                  1996     1995    1994

 Service cost-benefits attributed to service
   during the period                                  $  2.8   $  3.0  $  3.3
 Interest cost on the accumulated postretirement
   benefit obligation                                   11.4     11.2     9.4
 Expected return on plan assets                         (2.8)    (2.3)   (1.7)
 Amortization of transition obligation                   4.8      5.0     5.2
 Other amortization, net                                 0.7      0.5     0.4
   Net periodic postretirement benefit cost             16.9     17.4    16.6
 Less, deferred for future recovery                     (4.4)    (4.0)  ( 7.8)
      Postretirement benefit cost, net of deferrals   $ 12.5   $ 13.4  $  8.8

     The above amounts for 1996 and 1994 do not include pre-tax charges to earnings of $26 million and $9 million, respectively, relating to early retirement programs in both of those years. The amount deferred for future recovery does not include $7.2 million of allocated postretirement benefit costs from affiliates for 1996.

 GPU, Inc. and Subsidiary Companies


                                                              (in millions)
 Met-Ed                                                 1996    1995     1994

 Service cost-benefits attributed to service
   during the period                                    $ 1.9    $ 2.0   $ 2.3
 Interest cost on the accumulated postretirement
   benefit obligation                                     8.6      8.3     7.1
 Expected return on plan assets                          (1.6)    (1.4)   (1.2)
 Amortization of transition obligation                    3.2      3.4     3.4
 Other amortization, net                                  0.7      0.3     0.5
   Net periodic postretirement benefit cost              12.8     12.6    12.1
 Less, deferred for future recovery                      (4.1)    (5.6)   (8.3)
      Postretirement benefit cost, net of deferrals     $ 8.7    $ 7.0   $ 3.8

     The above amounts for 1996 and 1994 do not include a pre-tax charge to earnings of $13 million and $9 million, respectively, relating to early retirement programs in both of those years. The amount deferred for future recovery does not include $2.5 million of allocated postretirement benefit costs from affiliates for 1996.

                                                           (in millions)
 Penelec                                             1996      1995     1994

 Service cost-benefits attributed to service
   during the period                              $  2.7     $  4.3   $  4.6
 Interest cost on the accumulated postretirement
   benefit obligation                               14.1       15.6     13.4
 Expected return on plan assets                     (4.6)      (4.3)    (2.3)
 Amortization of transition obligation               5.4        6.2      6.5
 Other amortization, net                             0.9        0.5      0.8
   Net periodic postretirement benefit cost         18.5       22.3     23.0
 Net write-off                                        -         1.3      9.0
      Postretirement benefit cost                 $ 18.5     $ 23.6   $ 32.0

      The above amounts for 1996 and 1994 do not include a pre-tax charge to earnings of $13 million and $12 million, respectively, relating to early retirement programs in both of those years.

      The actual return on the plans' assets for the years 1996, 1995 and 1994 resulted in gains as follows:

                                                           (in millions)
 Company                                             1996      1995     1994

 JCP&L                                             $  8.0    $  5.7   $  0.6
 Met-Ed                                               3.6       3.3      0.4
 Penelec                                             14.7      11.1      0.8
 Other                                               12.3       7.8      0.5
   Total                                           $ 38.6    $ 27.9   $  2.3

 GPU, Inc. and Subsidiary Companies

       The funded status of the plans at December 31, 1996 and 1995, was as follows:

                                                           (in millions)
 GPU, Inc. and Subsidiary Companies                      1996         1995

 Accumulated Postretirement Benefit Obligation:
   Retirees                                            $ 452.7      $ 361.6
   Fully eligible active plan participants                17.1         32.4
   Other active plan participants                        236.2        232.4
      Total accumulated postretirement
        benefit obligation (APBO)                      $ 706.0      $ 626.4

 APBO                                                  $(706.0)     $(626.4)
 Plan assets at fair value                               303.6        191.3
 APBO in excess of plan assets                          (402.4)      (435.1)
 Less:   Unrecognized net loss                            56.6         65.0
         Unrecognized prior service cost                   1.9          2.3
         Unrecognized transition obligation              268.6        295.9
      Accrued postretirement benefit liability         $ (75.3)     $ (71.9)

                                                           (in millions)
 JCP&L                                                   1996         1995

 APBO:
   Retirees                                            $ 120.2      $  89.2
   Fully eligible active plan participants                 7.7         18.9
   Other active plan participants                         52.0         53.4
        Total APBO                                     $ 179.9      $ 161.5

 APBO                                                  $(179.9)     $(161.5)
 Plan assets at fair value                                70.7         39.7
 APBO in excess of plan assets                          (109.2)      (121.8)
 Less:   Unrecognized net loss                            14.1         12.9
         Unrecognized transition obligation               74.4         85.3
      Accrued postretirement benefit liability         $ (20.7)     $ (23.6)

                                                           (in millions)
 Met-Ed                                                  1996         1995

 APBO:
   Retirees                                            $  84.7      $  80.2
   Fully eligible active plan participants                 2.1          3.5
   Other active plan participants                         37.4         39.2
      Total APBO                                       $ 124.2      $ 122.9

 APBO                                                  $(124.2)     $(122.9)
 Plan assets at fair value                                34.7         21.9
 APBO in excess of plan assets                           (89.5)      (101.0)
 Less:   Unrecognized net loss                            19.6         17.7
         Unrecognized transition obligation               44.7         57.4
      Accrued postretirement benefit liability         $ (25.2)     $ (25.9)

 GPU, Inc. and Subsidiary Companies


                                                           (in millions)
 Penelec                                                 1996         1995

 APBO:
   Retirees                                            $ 145.5      $ 139.7
   Fully eligible active plan participants                 3.7          6.0
   Other active plan participants                         54.8         79.6
      Total APBO                                       $ 204.0      $ 225.3

 APBO                                                  $(204.0)     $(225.3)
 Plan assets at fair value                                95.6         75.3
 APBO in excess of plan assets                          (108.4)      (150.0)
 Less:   Unrecognized net loss                            13.2         25.0
         Unrecognized prior service cost                   1.6          2.3
         Unrecognized transition obligation               83.2        106.1
      Accrued postretirement benefit liability         $ (10.4)     $ (16.6)

 Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets          8.5          8.5
   Discount rate                                           7.5          7.5

     GPU intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

     In 1996, the APBO increased by $45 million (JCP&L $15 million; Met-Ed $8 million; Penelec $8 million; Other $14 million) as a result of the VERP. The APBO was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 11% for those not eligible for Medicare and 8% for those eligible for Medicare, then decreasing gradually to 6% in 2000 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the APBO by approximately
 $60 million (JCP&L $14 million; Met-Ed $10 million; Penelec $16 million; Other $20 million) as of December 31, 1996 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $5 million (JCP&L $1 million; Met-Ed $1 million; Penelec $2 million; Other $1 million).

     In JCP&L's 1993 base rate proceeding, the NJBPU allowed JCP&L to collect $3 million annually of the incremental postretirement benefit costs, charged to expense, recognized as a result of FAS 106. Based on the final order and in accordance with Emerging Issues Task Force (EITF) Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," JCP&L is deferring the amounts above that level. A Stipulation of Final Settlement (Final Settlement), pending before the NJBPU, would allow JCP&L to recover and amortize the deferred balance at December 31, 1997 over a fifteen-year period. In addition, the Final Settlement would allow JCP&L to recover current amounts accrued pursuant to FAS 106, including amortization of the transition obligation. (See discussion of the Final Settlement in Rate Matters, Management's Discussion and Analysis.) In January 1997, the NJBPU issued a generic order providing certain options for recovery of postretirement costs. This generic order would affect JCP&L only if the Final Settlement is not

 GPU, Inc. and Subsidiary Companies


 approved.   Met-Ed is deferring the incremental postretirement benefit costs, charged to expense, associated with the adoption of FAS 106 and in accordance with EITF Issue 92-12, as authorized by the PaPUC in its 1993 base rate order.

     In 1994, the Pennsylvania Commonwealth Court reversed a PaPUC order that allowed a nonaffiliated utility, outside a base rate proceeding, to defer certain incremental postretirement benefit costs for future recovery from customers. As a result of the Court's decision, in 1994, Penelec determined that its FAS 106 costs, including costs deferred since January 1993, were not likely to be recovered and charged $18.8 million to expense. In addition, $4 million of Penelec's unrecognized transition obligation resulting from employees who elected to participate in the VERP was also written off in 1994. In 1996 and 1995, Penelec recorded charges to income of approximately $12 million and $9 million, respectively, which represent continued amortization of the transition obligation along with current accruals of FAS 106 expense for active employees.


 12.  JOINTLY OWNED STATIONS

     Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The GPU Energy companies participated with nonaffiliated utilities in the following jointly owned stations at December 31, 1996:

                                                      Balance (in millions)
                                       %                        Accumulated
 Station             Owner         Ownership      Investment    Depreciation


 Homer City         Penelec           50            $453.7         $157.3
 Conemaugh          Met-Ed            16.45          146.1           40.7
 Keystone           JCP&L             16.67           90.3           22.5
 Yards Creek        JCP&L             50              29.9            6.5
 Seneca             Penelec           20              16.0            5.1


 13. LEASES

     GPU's capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1996 totaled $139 million (JCP&L $95 million; Met-Ed $29 million; Penelec $15 million), net of amortization of $208 million (JCP&L $124 million; Met-Ed $56 million; Penelec $28 million). Nuclear fuel capital leases at December 31, 1995 totaled $152 million (JCP&L $88 million; Met-Ed $43 million; Penelec $21 million), net of amortization of $160 million (JCP&L $98 million; Met-Ed $41 million; Penelec $21 million). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

 GPU, Inc. and Subsidiary Companies


     The GPU Energy companies have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the GPU Energy companies refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The GPU Energy companies are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the GPU Energy companies are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1996, 1995 and 1994, these amounts were as follows:

                                               (in millions)
 Company                                1996        1995       1994

 JCP&L                                $   32      $   35     $   28
 Met-Ed                                   16          15         15
 Penelec                                   8           7          7
     Total                            $   56      $   57     $   50

      JCP&L and Met-Ed have sold and leased back substantially all of their respective ownership interests in the Merrill Creek Reservoir project. The minimum lease payments under these operating leases, which have remaining terms of 36 years, average approximately $3 million annually for each company.


 14.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The GPU Energy companies have made investments in three major nuclear projects--TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1996 and December 31, 1995, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           1996

           JCP&L                    $154          $766
           Met-Ed                    297            -
           Penelec                   146            -
             Total                  $597          $766

 GPU, Inc. and Subsidiary Companies


                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           1995

           JCP&L                    $166          $782
           Met-Ed                    318            -
           Penelec                   156            -
             Total                  $640          $782

     The GPU Energy companies' net investment in TMI-2 at December 31, 1996 and 1995 was $90 million and $95 million, respectively (JCP&L $81 million and $85 million, respectively; Met-Ed $1 million and $2 million, respectively; Penelec $8 million in both years). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

     Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU Energy companies may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their operating licenses cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. (See the Competition and the Changing Regulatory Environment section.)

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. A cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form

 GPU, Inc. and Subsidiary Companies


 of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L $7.5 million; Met-Ed $5 million; Penelec $2.5 million).

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

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the U.S. Supreme Court denied petitions filed by GPU, Inc. and the GPU Energy companies to review the Court of Appeals' rulings.

     In June 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit. There can be no assurance as to the outcome of this litigation.

     Based on the above, GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. As described in the Nuclear Fuel Disposal Fee section of Note 1, the disposal of spent nuclear fuel is covered separately by contracts with the DOE.

     In 1990, the GPU Energy companies submitted a report, in compliance with

 GPU, Inc. and Subsidiary Companies


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

                                               (in millions)
                                                               Oyster
                                         TMI-1      TMI-2      Creek

 JCP&L                                   $ 43       $ 67       $221
 Met-Ed                                    85        135          -
 Penelec                                   42         68          -
                                         $170       $270       $221

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

   In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The retirement cost estimates under the site-specific studies are as follows (in 1996 dollars):

                                               (in millions)
                                                               Oyster
 GPU                                     TMI-1      TMI-2      Creek

 Radiological decommissioning            $311       $378       $366
 Nonradiological cost of removal           77         36 *       35
      Total                              $388       $414       $401

 * Net of $6.5 million spent as of December 31, 1996.

                                               (in millions)
                                                               Oyster
 JCP&L                                   TMI-1      TMI-2      Creek

 Radiological decommissioning            $ 78       $ 95       $366
 Nonradiological cost of removal           19          9 *       35
      Total                              $ 97       $104       $401

* Net of $1.6 million spent as of December 31, 1996.

 GPU, Inc. and Subsidiary Companies


                                          (in millions)
 Met-Ed                                  TMI-1      TMI-2

 Radiological decommissioning            $155       $189
 Nonradiological cost of removal           39         18 *
      Total                              $194       $207

 * Net of $3.3 million spent as of December 31, 1996.

                                          (in millions)
 Penelec                                 TMI-1      TMI-2

 Radiological decommissioning            $ 78       $ 94
 Nonradiological cost of removal           19          9 *
      Total                              $ 97       $103

 * Net of $1.6 million spent as of December 31, 1996.

     The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Such costs are subject to (a) the escalation of various cost elements (for reasons including, but not limited to, general inflation),
 (b) the further development of regulatory requirements governing decommissioning, (c) the technology available at the time of decommissioning, and (d) the availability of nuclear waste disposal facilities.

     The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Currently, the GPU Energy companies are collecting retirement costs which are less than the retirement cost estimates in the 1995 site-specific studies, and they do not intend to increase these accruals until increased collections from customers are obtained. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear Decommissioning Trusts on the Balance Sheets. Accounting for retirement costs may change based upon the Financial Accounting Standards Board (FASB) Exposure Draft discussed below.

     The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1996 dollars) since the plant is no longer operating (see TMI-2). The effective date of this accounting change could be as early as January 1, 1998.

 GPU, Inc. and Subsidiary Companies


 TMI-1 and Oyster Creek:

     The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The Final Settlement pending before the NJBPU would allow for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates. (See discussion of Final Settlement in Rate Matters, Management's Discussion and Analysis.)

     The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed.

     The amounts charged to depreciation expense in 1996 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Amount expensed in 1996:
   JCP&L                                 $  2       $ 13
   Met-Ed                                   9          -
   Penelec                                  4          -
                                         $ 15       $ 13

                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Accumulated depreciation
  provision at December 31, 1996:
   JCP&L                                 $ 30       $174
   Met-Ed                                  50          -
   Penelec                                 21          -
                                         $101       $174

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, are as follows:

 GPU, Inc. and Subsidiary Companies


                                                  (in millions)

                                    GPU         JCP&L      Met-Ed      Penelec

 1996                               $431        $108       $215        $108
 1995                               $413        $103       $207        $103

 These amounts are based upon the 1995 site-specific study estimates (in 1996 and 1995 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $17 million (JCP&L $4 million; Met-Ed $8 million; Penelec $5 million) for 1996 and $18 million (JCP&L $4 million; Met-Ed $9 million; Penelec $5 million) for 1995, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

   Offsetting the $431 million liability at December 31, 1996 is $266 million (JCP&L $45 million; Met-Ed $143 million; Penelec $78 million) which is probable of recovery from customers and included in Three Mile Island Unit 2 deferred costs on the Consolidated Balance Sheets, and $181 million (JCP&L $72 million; Met-Ed $78 million; Penelec $31 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 deferred costs. TMI-2 decommissioning costs charged to depreciation expense in 1996 amounted to $14 million (JCP&L $3 million; Met-Ed $10 million; Penelec $1 million).

   The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Final Settlement pending before the NJBPU would adjust JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

   At December 31, 1996 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $67 million (JCP&L $17 million, Met-Ed $34 million; Penelec $16 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1996 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $67 million accident-related portion referred to above.

   JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

 GPU, Inc. and Subsidiary Companies


                                     INSURANCE

   GPU has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that GPU will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of GPU.

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

   The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Energy companies are also subject to retrospective premium assessments of up to $54 million (JCP&L $32 million; Met-Ed $15 million; Penelec $7 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 The Emerging Competitive Market and Stranded Costs:

   The combination of the current market price of electricity being below that of utility-owned generation and purchase power commitments, as well as the ability of some customers to choose their energy suppliers has created the potential for stranded costs in the electric utility industry. These stranded costs, while recoverable in a regulated environment, are at risk in a deregulated and competitive environment. The GPU Energy companies estimate that their total potential above market costs relating to power purchase

 GPU, Inc. and Subsidiary Companies



 commitments, above market generation costs, generating plant decommissioning costs and regulatory assets at year end 1998, on a present value basis, could range from $4.5 billion to $8 billion (JCP&L $2.5 billion to $4 billion; Met-Ed $1 billion to $2 billion; Penelec $1 billion to $2 billion). The estimate is subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above market costs become stranded due to customers choosing another supplier. The restructuring legislation in Pennsylvania and the proposed restructuring plan in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey will differ, but should allow for the recovery of non-mitigable above market costs through either distribution charges or separate nonbypassable charges to customers.

   In 1996, FERC issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a PaPUC-approved competitive transition charge, subject to certain conditions, including that utilities attempt to mitigate these costs. In 1997, the NJBPU released Phase II of the New Jersey Energy Master Plan (NJEMP), which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs. There can be no assurance as to the extent that stranded costs will be recoverable. The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with FAS 71. Decommissioning costs, for which a liability and corresponding regulatory asset is recorded for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Competitive Environment, Management's Discussion and Analysis).

 Nonutility Generation Agreements:

   Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for periods of up to 26 years (JCP&L 25 years; Met-Ed 26 years; Penelec 25 years). The following table shows actual payments from 1994 through 1996, and estimated payments from 1997 through 2001.

 GPU, Inc. and Subsidiary Companies


                          Payments Under NUG Agreements
                                  (in Millions)

                               Total       JCP&L       Met-Ed      Penelec

    *  1994                      $528        $304        $101        $123
    *  1995                       670         381         131         158
    *  1996                       739         370         177         192
       1997                       672         336         146         190
       1998                       691         340         152         199
       1999                       706         344         152         210
       2000                       804         347         196         261
       2001                       873         353         225         295

 * Actual. The 1996 amounts are reflected in the rates currently being charged by the GPU Energy companies.

     While a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of December 31, 1996, facilities covered by these agreements having 1,631 MW (JCP&L 891 MW; Met-Ed 340 MW; Penelec 400 MW) of capacity were in service.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The cost of near- to intermediate-term (i.e., one to four years) energy supply from generation facilities now in service is currently and is expected to continue to be priced below the costs of new supply sources, at least for some time. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements for facilities currently in operation are substantially in excess of current and projected prices from alternative sources.

     The GPU Energy companies are seeking to reduce the above market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts (see Managing Nonutility Generation, Management's Discussion and Analysis); and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can be no assurance as to the extent these efforts will be successful in whole or in part.

     From 1997 through 2002, JCP&L has contracts to purchase between 5,100 GWH and 5,200 GWH of electric generation per year at prices which are estimated to escalate approximately 1.2% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 4,700 GWH and 5,100 GWH of electric generation per year at an average annual

 GPU, Inc. and Subsidiary Companies


 cost of $369 million. The prices during this period are estimated to escalate approximately 1.5% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 865 GWH in 2014. The contract unit cost is estimated to escalate approximately 4.0% annually from 2009 through 2014, with a total average annual cost of $193 million during this period. All of JCP&L's contracts will have expired by the end of 2017. During this entire period, the NUG fuel mix averages approximately 95% natural gas.

     From 1997 through 1999, Met-Ed has contracts to purchase between 2,000
 GWH and 2,100 GWH of electric generation per year at prices which are estimated to escalate approximately 0.6% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 2,900 GWH and 4,300 GWH of electric generation per year at an average annual cost of $241 million. The prices during this period are estimated to escalate approximately 2.5% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,500 GWH and 1,900 GWH of electric generation per year at an average annual cost of $169 million. During this period, the prices are estimated to escalate approximately 3.4% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2015; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix averages approximately 50% to 75% coal/waste coal.

     From 1997 through 2000, Penelec has contracts to purchase between 3,000 GWH and 4,000 GWH of electric generation per year at prices which are estimated to escalate approximately 1.4% annually on a unit cost basis during this period. From 2001 through 2008, Penelec has contracts to purchase between 3,900 GWH and 5,000 GWH of electric generation per year at an average annual cost of $297 million. The prices during this period are estimated to escalate approximately 1.5% annually on a unit cost basis. From 2009 through 2017, purchases decline from approximately 3,000 GWH to approximately 1,500 GWH in 2017. The contract unit cost is estimated to escalate approximately 3.4% annually from 2009 through 2017, with a total average annual cost of $211 million during this period. After 2017, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix averages approximately 65% to 95% coal/waste coal.

     This discussion of "Nonutility Generation Agreements" contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

     The GPU Energy companies have been granted recovery of their NUG costs (including certain buyout costs) from customers by the PaPUC and NJBPU and expect to continue to pursue such recovery. Although the recently enacted legislation in Pennsylvania and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Competitive Environment, Management's Discussion and Analysis for additional discussion.)

 GPU, Inc. and Subsidiary Companies


 Regulatory Assets and Liabilities:

     Regulatory assets and liabilities, as reflected in the December 31, 1996 and 1995 Consolidated Balance Sheets in accordance with the provisions of FAS 71, were as follows:

 GPU                                                 Assets (in thousands)
                                                 December 31,   December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  527,385     $  527,584
 TMI-2 deferred costs                                356,517        368,712
 Nonutility generation contract buyout costs         242,481         84,132
 Unamortized property losses                         100,310        105,729
 Other postretirement benefits                        76,569         58,362
 Manufactured gas plant (MGP) remediation             49,596         29,608
 N.J. unit tax                                        45,877         51,518
 Unamortized loss on reacquired debt                  45,378         50,198
 Load and demand-side management programs             40,770         48,071
 N.J. low-level radwaste disposal                     37,525         21,778
 DOE enrichment facility decommissioning              36,352         38,519
 Nuclear fuel disposal fee                            21,552         21,946
 Environmental remediation (non-MGP sites)            20,864           -
 Storm damage                                         20,226         18,294
 Other                                                31,870         15,257
      Total                                       $1,653,272     $1,439,708


                                                  Liabilities (in thousands)
                                                  December 31,   December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $    87,735    $   94,931
 Other                                                  2,080         3,068
      Total                                       $    89,815    $   97,999

 GPU, Inc. and Subsidiary Companies


 JCP&L                                               Assets (in thousands)
                                                 December 31,   December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  142,726     $  134,787
 TMI-2 deferred costs                                126,448        138,472
 Nonutility generation contract buyout costs         139,000         17,482
 Unamortized property losses                          94,767        100,176
 Other postretirement benefits                        44,024         32,390
 Manufactured gas plant (MGP) remediation             49,596         29,608
 N.J. unit tax                                        45,877         51,518
 Unamortized loss on reacquired debt                  31,469         34,285
 Load and demand-side management programs             40,770         48,071
 N.J. low-level radwaste disposal                     37,525         21,778
 DOE enrichment facility decommissioning              23,150         24,503
 Nuclear fuel disposal fee                            23,319         23,165
 Environmental remediation (non-MGP sites)               698           -
 Storm damage                                         20,226         18,294
 Other                                                 9,966         10,199
      Total                                       $  829,561     $  684,728


                                                  Liabilities (in thousands)
                                                  December 31,   December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $    32,567    $   36,343
 Other                                                    683         1,254
      Total                                       $    33,250    $   37,597


 Met-Ed                                              Assets (in thousands)
                                                 December 31,   December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  174,636     $  178,513
 TMI-2 deferred costs                                144,782        149,004
 Nonutility generation contract buyout costs          86,781         66,650
 Unamortized property losses                           3,113          3,273
 Other postretirement benefits                        32,545         25,972
 Unamortized loss on reacquired debt                   6,336          6,945
 DOE enrichment facility decommissioning               8,801          9,344
 Nuclear fuel disposal fee                            (1,282)        (1,025)
 Environmental remediation (non-MGP sites)             2,575           -
 Other                                                 4,096          1,299
      Total                                       $  462,383     $  439,975


                                                  Liabilities (in thousands)
                                                  December 31,   December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $    23,486    $   24,765
 Other                                                  2,495         1,696
      Total                                       $    25,981    $   26,461

 GPU, Inc. and Subsidiary Companies


 Penelec                                             Assets (in thousands)
                                                 December 31,   December 31,
                                                     1996           1995
 Income taxes recoverable through
   future rates                                   $  210,023     $  214,284
 TMI-2 deferred costs                                 85,287         81,236
 Nonutility generation contract buyout costs          16,700           -
 Unamortized property losses                           2,430          2,280
 Other postretirement benefits                          -              -
 Unamortized loss on reacquired debt                   7,686          8,968
 DOE enrichment facility decommissioning               4,401          4,672
 Nuclear fuel disposal fee                              (485)          (194)
 Environmental remediation (non-MGP sites)            17,591           -
 Other                                                18,805          3,759
      Total                                       $  362,438     $  315,005


                                                  Liabilities (in thousands)
                                                  December 31,   December 31,
                                                      1996          1995
 Income taxes refundable through
   future rates                                   $    31,682    $   33,823
 Other                                                     12           118
      Total                                       $    31,694    $   33,941


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

 Nonutility generation contract buyout costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation, in Management's Discussion and Analysis).

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

 Manufactured gas plant remediation: Consists of costs which are probable of recovery, with interest, associated with the investigation and remediation of several gas manufacturing plants. For additional information, see the Environmental Matters section.

 GPU, Inc. and Subsidiary Companies


 N.J. unit tax: Represents certain state taxes, with interest, for which JCP&L received NJBPU approval in 1993 to recover over a ten-year period.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the early redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 Load and demand-side management (DSM) programs: Consists of load management costs and other DSM program expenditures that are currently being recovered, with interest, through JCP&L's retail base rates. Also includes provisions for lost revenues between base rate cases and performance incentives.

 N.J. low-level radwaste disposal: Represents the estimated assessment for the siting of a disposal facility for low-level waste from Oyster Creek, less amortization, as allowed in JCP&L's rates.

 DOE enrichment facility decommissioning: Represents payments to the DOE over a 15-year period beginning in 1994. For additional information, see Note 1, Summary of Significant Accounting Policies.

 Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982.

 Environmental remediation: Represents amounts related to the remediation of Penelec's Seward station property and various ash disposal sites for all three GPU Energy companies (see the Environmental Matters section).

 Storm damage: Relates to incremental noncapital costs associated with various storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amortization amount is included in JCP&L's retail base rates and is charged to expense.

     Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the Balance Sheet, are separately disclosed in the Nuclear Plant Retirement Costs section.

 Accounting Matters:

     Statement of Financial Accounting Standards No. 101, "Regulated Enterprises- Accounting for the Discontinuation of Application of FASB Statement No. 71", applies when a utility fails to continue to meet the provisions of FAS 71. (See Regulatory Accounting under Note 1 and Regulatory Assets and Liabilities above.) Although the GPU Energy companies continue to be subject to cost-based ratemaking regulation, in the event that either all or a portion of their operations are no longer subject to FAS 71 provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off and charged to expense. In addition, any above market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. The experience gained from the deregulation of the

 GPU, Inc. and Subsidiary Companies



 telecommunications industry indicates that substantial write-offs may result with the discontinuation of FAS 71. At this time, GPU is unable to determine when and to what extent FAS 71 will no longer be applicable.

     In 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets," which requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a writedown. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. FAS 121 also requires the recognition of impairment losses when the carrying amounts of those assets are greater than the estimated cash flows expected to be generated from the use and eventual disposition of the assets. The effects of FAS 121 have not been material to GPU's results of operations. However, as GPU enters a more competitive environment, some assets could be subject to impairment, thereby necessitating writedowns, which could have a material adverse effect on GPU's results of operations and financial condition.


                              ENVIRONMENTAL MATTERS

     As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, ambient air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or cleanup waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, coal mine refuse piles and generation facilities. With regard to electromagnetic fields, GPU may be required to postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the GPU Energy companies expect to spend up to $277 million for air pollution control equipment by the year 2000 (JCP&L $46 million; Met-Ed $117 million; Penelec $114 million), of which approximately $240 million has already been spent (JCP&L $43 million; Met-Ed $95 million; Penelec $102 million). In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $17 million (included in the Clean Air Act total), beginning in 1997, to meet the 1999 seasonal reductions agreed upon by the OTC (JCP&L $1 million; Met-Ed $9 million; Penelec $7 million). The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005

 GPU, Inc. and Subsidiary Companies



 National Ambient Air Quality Standard (NAAQS) for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, the EPA has recently proposed changes to the NAAQS for ozone, particulate matter and regional haze. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred.

     GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

             JCP&L       MET-ED      PENELEC     GPUN     GPU INC.       TOTAL

               5             4         2            1         1            10

     In addition, certain of the GPU companies have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup,
 (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. Penelec currently estimates that the remediation of the Seward station property will range from $12 to $25 million and has recorded a liability of $12 million at December 31, 1996. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec will seek, and expects, recovery of these remediation costs in its restructuring plan to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1996.

     The GPU Energy companies are required to submit applications for re-permitting seven operating ash disposal sites to the PaDEP by July 1997, including projected site closure procedures and related cost estimates. Applications have been filed with the PaDEP for five of these sites. The cost estimates for the closure of these five sites range from approximately $9 million to $14 million, and a liability of $9 million (JCP&L $1 million; Met-Ed $2 million; Penelec $6 million) is reflected in the Consolidated Balance Sheet at December 31, 1996. JCP&L's share of these costs is deferred based on

 GPU, Inc. and Subsidiary Companies



 past rate recovery precedent, and Penelec and Met-Ed expect recovery through their restructuring plans to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis). As a result, a regulatory asset of $9 million is reflected in the Consolidated Balance Sheet at December 31, 1996.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1996, JCP&L has spent approximately $23 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $45 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $45 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In 1994, the NJBPU approved a mechanism similar to JCP&L's LEAC for the recovery of future MGP remediation costs. However, the NJBPU has also directed that recovery of MGP remediation costs cease until such expenditures equaled the funds already collected from customers. At December 31, 1996, JCP&L had recorded on its Balance Sheet a regulatory asset of $49.6 million, which included approximately $45 million related to expected future costs discussed above and approximately $4 million for remediation expenditures in excess of collections from customers (including interest) (see Regulatory Assets and Liabilities). JCP&L is continuing to defer these remediation expenditures and accrue interest as previously authorized by the NJBPU, and is continuing to defer estimated future remediation costs. JCP&L has requested the establishment of an adjustment clause for the recovery of future remediation costs in its Remediation Adjustment Clause (RAC) filing, which is currently under NJBPU review. The Final Settlement pending before the NJBPU would allow JCP&L to continue its accounting treatment for remediation costs and would also provide for the RAC proceeding to remain open for future review.

     JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery has begun in this case.

                       OTHER COMMITMENTS AND CONTINGENCIES

 GPU International Group:

     At December 31, 1996, the GPU International Group had investments totaling approximately $787 million in facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such

 GPU, Inc. and Subsidiary Companies


 locations, including foreign currency fluctuations (see GPU International Group in Management's Discussion and Analysis).

     At December 31, 1996, GPU, Inc.'s aggregate investment in the GPU International Group was $211 million; GPU, Inc. has also guaranteed up to an additional $893 million of GPU International Group obligations. Of this amount, $680 million is included in Long-term debt in the Consolidated Balance Sheet at December 31, 1996 (see Note 3, Long-Term Debt); $30 million relates to a GPU International, Inc. revolving credit agreement (see Note 2, Short-Term Borrowing Arrangements); and $183 million relates to various other obligations of the GPU International Group.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. GPU International, Inc. has ownership interests, with an aggregate book value of approximately $36 million, in three NUG projects which have long-term power purchase agreements with NIMO. In August 1996, NIMO proposed to buy out or restructure 44 of its NUG power purchase agreements, including those for the three GPU International, Inc. projects. GPU International, Inc., in conjunction with the other NUG developers, is discussing the proposal with NIMO. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated an action in federal court seeking to invalidate numerous NUG contracts, including those for the GPU International, Inc. projects. GPU International, Inc. has filed motions to dismiss the complaint. There can be no assurance as to the outcome of these proceedings.

     The Labour Party in the United Kingdom has proposed a windfall tax on privatized utilities and other companies as part of its election campaign platform. General elections in the United Kingdom are required to be held no later than May 1997. If the Labour Party wins the general election, and the tax is enacted as currently proposed, a charge to Midlands' earnings, which is estimated to range from $110 million to $350 million (GPU's 50% share being $55 million to $175 million), would be recorded in 1997, perhaps as early as the second quarter. Due to the fact that (1) the Labour Party may not win the election; (2) the windfall tax may not be enacted as currently proposed;
 (3) the amount of the proposed tax may change; and (4) the Labour Party may change its current platform, there is no certainty that this tax, if levied, would be enacted as currently proposed.

 Other:

     In 1996, 493 bargaining employees (JCP&L 265; Met-Ed 90; Penelec 133; Other 5) and 347 nonbargaining employees (JCP&L 76; Met-Ed 73; Penelec 32; Other 166) accepted voluntary enhanced retirement programs, resulting in an 8% reduction in GPU's total workforce and a third quarter pre-tax charge to earnings of $122.7 million (JCP&L $62.9 million; Met-Ed $26.2 million; Penelec $33.6 million). The charges for these programs are included in Other Operation and Maintenance on the Income Statement.

     GPU's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $402 million during 1997 (JCP&L $185 million; Met-Ed $90 million; Penelec $120 million; Other $7 million). As a consequence of reliability, licensing,

 GPU, Inc. and Subsidiary Companies



 environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives.

     The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1997 and 2004, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One of Penelec's contracts for the Homer City station also includes a provision for the payment of postretirement benefit costs. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $133 million for 1997 (JCP&L $23 million; Met-Ed $29 million; Penelec $81 million).

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 745 MW in 1997, declining to 527 MW in 1999 and 345 MW in 2004. Payments pursuant to these agreements are estimated to be $145 million in 1997, $128 million in 1998, $104 million in 1999, $84 million in 2000 and $99 million in 2001.

     In October 1996, JCP&L was named as a defendant in a breach of contract lawsuit against Freehold Cogeneration Associates (Freehold) brought by Nestle Beverage Company (Nestle) in the New Jersey Superior Court. The lawsuit relates to the April 1996 agreement under which JCP&L agreed to buy out the power purchase agreement for the proposed 110 MW Freehold cogeneration project. Nestle is seeking damages of at least $75 million for Freehold's alleged breach of its steam sales agreement with Nestle and approximately
 $412 million in damages against JCP&L for alleged unlawful interference with that agreement. Nestle has also requested punitive damages in an unspecified amount. JCP&L believes the claims against it are without merit. There can be no assurance as to the outcome of this matter.

     In 1993, the NJBPU instituted a generic proceeding to respond to contentions of the Division of the Ratepayer Advocate that by permitting utilities to recover NUG capacity costs through the LEAC, an excess or "double" recovery may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that LEAC periods after March 1991 were open for further investigation. JCP&L estimates that the potential refund liability through February 1997, the end of the most recent LEAC period, is $45 million. The Final Settlement which is now pending before the NJBPU would resolve all remaining issues in this proceeding. (See Rate Matters in Management's Discussion and Analysis).

     In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy

 GPU, Inc. and Subsidiary Companies


 companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE has requested recommendations for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. The DOE's inability to accept spent nuclear fuel by 1998 could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. There can be no assurance as to the outcome of this matter.

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing, and licensing the facility is estimated to be $58 million, which will be paid through 2002. Through December 1996, $6 million has been paid. As a result, at December 31, 1996, a liability of $52 million is reflected on the Consolidated Balance Sheet. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section.)

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $11.7 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC.

     Many of GPU's computer systems must be modified due to certain programming limitations in recognizing dates beyond 1999. GPU currently estimates that it will cost approximately $20 million to $35 million to modify these systems. These costs will be expensed as incurred.

     As of December 31, 1996, approximately 52% of GPU's workforce was represented by unions for collective bargaining purposes. In 1996, JCP&L entered into a new collective bargaining agreement, which expires in 1999. Met-Ed and Penelec's collective bargaining agreements expire in 1997 and 1998, respectively.

     During the normal course of the operation of its businesses, in addition to the matters described above, GPU is from time to time involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on the GPU's financial position or results of operations, there can be no assurance that this will continue to be the case.

 GPU, Inc. and Subsidiary Companies

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             (In Thousands)

                Column A             Column B            Column C          Column D     Column E
                                                         Additions
                                      Balance       (1)         (2)
                                        at       Charged to   Charged                   Balance
                                     Beginning   Costs and    to Other                  at End
               Description           of Period    Expenses    Accounts    Deductions   of Period
      Year ended December 31, 1996
        Allowance for doubtful
          accounts                    $8,182      $17,501    $5,304(a)    $22,327(b)    $8,660
        Allowance for inventory
          obsolescence                 3,373          650     2,207(e)      3,974(c)     2,256

      Year ended December 31, 1995
        Allowance for doubtful
          accounts                    $7,430      $14,634    $5,789(a)    $19,671(b)    $8,182
        Allowance for inventory
          obsolescence                 4,923          -         -           1,550(c)     3,373

      Year ended December 31, 1994
        Allowance for doubtful
          accounts                    $7,361      $14,105    $5,031(a)    $19,067(b)    $7,430
        Allowance for inventory
          obsolescence                 5,681          -         814(d)      1,572(c)     4,923









      (a)  Recovery of accounts previously written off.

      (b)  Accounts receivable written off.

      (c)  Inventory written off.

      (d)  Sale of inventory previously written off by Met-Ed ($466) and reestablishment of zero value inventory by JCP&L ($348).

      (e)  Sale of inventory previously written off by Met-Ed ($4) and JCP&L ($4) and reestablishment of zero value inventory by JCP&L ($2,199).








   Jersey Central Power & Light Company and Subsidiary Company


COMPANY STATISTICS
For The Years Ended December 31,                          1996         1995        1994         1993         1992        1991
Capacity at Company Peak (in MW):
  Company owned                                           2,850        2,749       2,765        2,839        2,826       2,836
  Contracted                                              2,497        2,462       2,403        2,033        2,364       1,995
      Total capacity (a)                                  5,347        5,211       5,168        4,872        5,190       4,831

Hourly Peak Load (in MW):
  Summer peak                                             4,130        4,554       4,292        4,564        4,149       4,376
  Winter peak                                             3,173        3,260       3,242        3,129        3,135       3,222
  Reserve at company peak (%)                              29.5         14.4        20.4          6.7         25.1        10.4
  Load factor (%) (b)                                      53.9         47.1        50.8         49.1         51.7        49.3

Sources of Energy (in thousands of MWH):
  Coal                                                    2,105        1,929       1,738        1,983        1,985       1,926
  Nuclear                                                 6,114        6,791       5,275        6,151        6,259       4,362
  Gas, hydro & oil                                          535          861         757          460          270       1,066
      Net generation                                      8,754        9,581       7,770        8,594        8,514       7,354
  Utility purchases and interchange                       6,608        6,304       6,966        7,253        7,173       9,498
  Nonutility purchases                                    5,439        5,850       4,920        4,820        5,274       3,579
      Total sources of energy                            20,801       21,735      19,656       20,667       20,961      20,431
  Company use, line loss, etc                            (2,127)      (1,749)     (1,405)      (2,026)      (2,075)     (1,799)
      Total electric energy sales                        18,674       19,986      18,251       18,641       18,886      18,632

Fuel Expense (in millions):
  Coal                                                     $ 30         $ 26         $26          $28          $26        $ 28
  Nuclear                                                    40           44          35           42           41          32
  Gas & oil                                                  31           31          34           29           18          41
      Total                                                $101         $101         $95          $99          $85        $101

Power Purchased and Interchanged (in millions):
  Utility purchases and interchange                        $246         $279        $295         $310         $325        $390
  Nonutility purchases                                      370          382         304          292          316         216
      Total                                                $616         $661        $599         $602         $641        $606

Electric Energy Sales (in thousands of MWH):
  Residential                                             7,266        7,112       7,094        6,983        6,568       6,757
  Commercial                                              6,829        6,611       6,586        6,474        6,207       6,243
  Industrial                                              3,497        3,562       3,673        3,689        3,723       3,816
  Other                                                      78           77          76          369          389         383
      Sales to customers                                 17,670       17,362      17,429       17,515       16,887      17,199
  Sales to other utilities                                1,004        2,624         822        1,126        1,999       1,433
      Total                                              18,674       19,986      18,251       18,641       18,886      18,632

Operating Revenues (in millions):
  Residential                                            $  895       $  881      $  855       $  835       $  735      $  750
  Commercial                                                775          742         721          699          630         620
  Industrial                                                311          315         322          321          306         309
  Other                                                      21           21          21           40           40          39
      Sales to customers                                  2,002        1,959       1,919        1,895        1,711       1,718
  Sales to other utilities                                   35           62          19           31           53          45
      Total electric energy sales                         2,037        2,021       1,938        1,926        1,764       1,763
  Other revenues                                             21           15          15           10           10          10
      Total                                              $2,058       $2,036      $1,953       $1,936       $1,774      $1,773

Price per KWH (in cents):
  Residential                                             12.40        12.31       12.06        11.90        11.15       11.11
  Commercial                                              11.38        11.20       10.92        10.78        10.08        9.93
  Industrial                                               8.92         8.45        8.78         8.70         8.20        8.08
  Total sales to customers                                11.38        11.24       11.00        10.80        10.09        9.99
  Total electric energy sales                             10.96        10.08       10.61        10.31         9.30        9.47

Kilowatt-hour Sales per Residential Customer              8,637        8,559       8,690        8,669        8,264       8,585

Customers at Year-End (in thousands)                        954          940         924          911          897         887

(a)  Summer ratings at December 31, 1996 of owned and contracted capacity were 2,718 MW and 2,226 MW, respectively.
(b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.



Jersey Central Power & Light Company and Subsidiary Company


SELECTED FINANCIAL DATA

                                                                                              (In Thousands)
For the Years Ended December 31,                 1996*         1995           1994**        1993          1992          1991***
Operating revenues                            $2,057,918     $2,035,928    $1,952,425     $1,935,909    $1,774,071     $1,773,219

Other operation and
  maintenance expense                            556,086        475,448       526,623        460,128       424,285        433,562

Net income                                       156,303        199,089       162,841        158,344       117,361        153,523

Earnings available
  for common stock                               143,231        184,632       148,046        141,534        96,757        134,083

Net utility plant
  in service                                   2,717,056      2,641,565     2,620,212      2,558,160     2,429,756      2,365,987

Total assets                                   4,709,919      4,456,389     4,336,640      4,269,155     3,886,904      3,695,645

Long-term debt                                 1,173,091      1,192,945     1,168,444      1,215,674     1,116,930      1,022,903

Long-term obligations
  under capital leases                               933          2,402         4,362          6,966         4,645          5,471

Company-obligated mandatorily
  redeemable preferred securities                125,000        125,000             -              -             -              -

Cumulative preferred stock
  with mandatory redemption                      114,000        134,000       150,000        150,000       150,000        100,000

Capital expenditures                             199,823        217,805       243,878        197,059       218,874        241,774

Return on average
  common equity                                     9.5%          13.1%         11.2%          11.1%          8.0%          11.9%

Number of employees                                2,538          3,111         3,077          3,447         3,434          3,466


*     Results for 1996 reflect a decrease in earnings of $39.4 million (after-tax) for costs related to  voluntary enhanced retirement programs.

**    Results  for 1994 reflect  a net decrease in  earnings of $23.0  million (after-tax)  due to charges for  costs related to early retirement programs ($30.4  million); and net interest  income from refunds of previously paid  federal income taxes related to the tax retirement of TMI-2 ($7.4 million).

***   Results for  1991 reflect  an increase  in earnings  of $27.1 million  (after-tax) for  an  accounting change  recognizing unbilled revenues and a decrease in earnings of $5.7 million (after-tax) for estimated
      TMI-2 costs.











Jersey Central Power & Light Company and Subsidiary Company


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First Quarter             Second Quarter

In Thousands                                 1996            1995      1996           1995
Operating revenues                         $529,274        $468,034  $475,884       $453,081
Operating income                             77,361          57,227    67,750         61,834
Net income                                   54,496          36,211    40,381         36,796
Earnings available for common stock          50,910          32,512    37,219         33,210



                                                Third Quarter             Fourth Quarter

In Thousands                                 1996*           1995      1996           1995

Operating revenues                         $578,274        $625,479  $474,486       $489,334
Operating income                             53,452         119,457    58,743         52,702
Net income                                   27,519          95,447    33,907         30,635
Earnings available for common stock          24,357          91,861    30,745         27,049



 *    Results for the third quarter of 1996 reflect charges of $39.4 million (after-tax)
      for costs related to voluntary enhanced retirement programs.



























                                                F-103

 Jersey Central Power & Light Company and Subsidiary Company


 REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors
 Jersey Central Power & Light Company
 Reading, Pennsylvania

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jersey Central Power & Light Company and Subsidiary Company as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 February 5, 1997


   Jersey Central Power & Light Company and Subsidiary Company

   CONSOLIDATED STATEMENTS OF INCOME
                                                                       (In Thousands)
    For The Years Ended December 31,                          1996          1995          1994

    Operating Revenues                                     $2,057,918    $2,035,928    $1,952,425

    Operating Expenses:
      Fuel                                                    101,357       101,110        94,503
      Power purchased and interchanged:
        Affiliates                                             27,058        17,950        18,661
        Others                                                589,396       642,858       579,948
      Deferral of energy and capacity costs, net               19,441        (5,949)      (19,448)
      Other operation and maintenance                         556,086       475,448       526,623
      Depreciation and amortization                           207,309       194,976       191,042
      Taxes, other than income taxes                          228,885       226,994       231,070
           Total operating expenses                         1,729,532     1,653,387     1,622,399

    Operating Income Before Income Taxes                      328,386       382,541       330,026
      Income taxes                                             71,080        91,321        75,748
    Operating Income                                          257,306       291,220       254,278

    Other Income and Deductions:
      Allowance for other funds used during construction        1,536         1,803           893
      Other income/(expense), net                               7,202        14,889        21,995
      Income taxes                                             (3,357)       (5,905)       (9,372)
           Total other income and deductions                    5,381        10,787        13,516

    Income Before Interest Charges and
       Dividends on Preferred Securities                      262,687       302,007       267,794

    Interest Charges and Dividends
       on Preferred Securities:
      Interest on long-term debt                               89,648        92,602        93,477
      Other interest                                           11,147         9,709        14,726
      Allowance for borrowed funds used during
       construction                                            (5,111)       (6,021)       (3,250)
      Dividends on company-obligated mandatorily
       redeemable preferred securities                         10,700         6,628           -
           Total interest charges and dividends
              on preferred securities                         106,384       102,918       104,953

    Net Income                                                156,303       199,089       162,841
      Preferred stock dividends                                13,072        14,457        14,795
    Earnings Available for Common Stock                    $  143,231    $  184,632    $  148,046










    The accompanying notes are an integral part of the consolidated financial statements.



                 Jersey Central Power & Light Company and Subsidiary Company

        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995

         ASSETS
         Utility Plant:
           In service, at original cost                             $4,528,676    $4,311,458
           Less, accumulated depreciation                            1,811,620     1,669,893
               Net utility plant in service                          2,717,056     2,641,565
           Construction work in progress                               106,512       157,885
           Other, net                                                  111,116       111,023
               Net utility plant                                     2,934,684     2,910,473

         Other Property and Investments:
           Nuclear decommissioning trusts, at market                   278,342       225,200
           Nuclear fuel disposal trust, at market                      101,661        95,393
           Other, net                                                    8,305         7,218
               Total other property and investments                    388,308       327,811

         Current Assets:
           Cash and temporary cash investments                           1,321           922
           Special deposits                                              6,939         7,358
           Accounts receivable:
             Customers, net                                            135,655       150,002
             Other                                                      33,228        21,912
           Unbilled revenues                                            56,522        66,389
           Materials and supplies, at average cost or less:
             Construction and maintenance                               92,761        95,949
             Fuel                                                       19,257        18,693
           Deferred income taxes                                        22,509         8,842
           Prepayments                                                  21,150        20,869
               Total current assets                                    389,342       390,936

         Deferred Debits and Other Assets:
           Regulatory assets:
             Income taxes recoverable through future rates             142,726       134,787
             Nonutility generation contract buyout costs               139,000        17,482
             Three Mile Island Unit 2 deferred costs                   126,448       138,472
             Unamortized property losses                                94,767       100,176
             Other                                                     326,620       293,811
               Total regulatory assets                                 829,561       684,728
           Deferred income taxes                                       138,903       122,082
           Other                                                        29,121        20,359
               Total deferred debits and other assets                  997,585       827,169






               Total Assets                                         $4,709,919    $4,456,389



         The accompanying notes are an integral part of the consolidated financial statements.



                 Jersey Central Power & Light Company and Subsidiary Company

        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995

         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                             $  153,713    $  153,713
           Capital surplus                                             510,769       510,769
           Retained earnings                                           825,001       816,770
               Total common stockholder's equity                     1,489,483     1,481,252
           Cumulative preferred stock:
             With mandatory redemption                                 114,000       134,000
             Without mandatory redemption                               37,741        37,741
           Company-obligated mandatorily redeemable
             preferred securities                                      125,000       125,000
           Long-term debt                                            1,173,091     1,192,945
               Total capitalization                                  2,939,315     2,970,938


         Current Liabilities:
           Securities due within one year                              110,075        35,710
           Notes payable                                                31,800           800
           Obligations under capital leases                             96,150        90,329
           Accounts payable:
             Affiliates                                                 71,761        31,885
             Other                                                      94,258       111,225
           Taxes accrued                                                 2,063        10,516
           Deferred energy credits/(costs)                              15,559        (5,290)
           Interest accrued                                             28,350        28,718
           Other                                                        80,195        71,769
               Total current liabilities                               530,211       375,662


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                       664,440       607,188
           Unamortized investment tax credits                           59,893        66,874
           Three Mile Island Unit 2 future costs                       107,652       103,271
           Nuclear fuel disposal fee                                   127,543       121,121
           Regulatory liabilities                                       33,250        37,597
           Other                                                       247,615       173,738
               Total deferred credits and other liabilities          1,240,393     1,109,789


         Commitments and Contingencies (Note 14)





               Total Liabilities and Capital                        $4,709,919    $4,456,389




         The accompanying notes are an integral part of the consolidated financial statements.



     Jersey Central Power & Light Company and Subsidiary Company

     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                   (In Thousands)
      For the Years Ended December 31,                   1996           1995          1994

      Balance at beginning of year                    $ 816,770      $ 772,240     $ 724,194

        Net income                                      156,303        199,089       162,841

               Total                                    973,073        971,329       887,035


        Cash dividends on capital stock:

             Cumulative preferred stock
             (at the annual rates
             indicated below):

               4%    Series   ($4.00 a share)              (500)          (500)         (500)
               7.88% Series E ($7.88 a share)            (1,970)        (1,970)       (1,970)
               8.48% Series I ($8.48 a share)            (2,968)        (4,240)       (4,240)
               8.65% Series J ($8.65 a share)            (4,325)        (4,325)       (4,325)
               7.52% Series K ($7.52 a share)            (3,309)        (3,422)       (3,760)

             Common stock (not declared on a
             per share basis)                          (135,000)      (140,000)     (100,000)

               Total                                   (148,072)      (154,457)     (114,795)


        Other adjustments, net                              -             (102)          -

      Balance at end of year                          $ 825,001      $ 816,770     $ 772,240














      The accompanying notes are an integral part of the consolidated financial statements.



   Jersey Central Power & Light Company and Subsidiary Company

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (In Thousands)
    For The Years Ended December 31,                           1996          1995          1994
    Operating Activities:
      Net income                                           $  156,303    $  199,089    $  162,841
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                         217,225       212,609       209,823
        Amortization of property under capital leases          28,339        31,963        27,876
        Voluntary enhanced retirement programs                 62,909           -          46,862
        Nuclear outage maintenance costs, net                 (15,392)       16,239       (16,182)
        Deferred income taxes and investment tax
          credits, net                                          4,056        (3,264)       35,426
        Deferred energy and capacity costs, net                19,436        (6,511)      (19,166)
        Accretion income                                      (11,610)      (12,520)      (13,541)
        Allowance for other funds used during
          construction                                         (1,536)       (1,803)         (893)
      Changes in working capital:
        Receivables                                            12,897       (35,318)       24,579
        Materials and supplies                                  2,624        (2,642)        1,221
        Special deposits and prepayments                          138        22,261        20,282
        Payables and accrued liabilities                      (62,157)      (47,634)     (103,485)
      Nonutility generation contract buyout costs             (65,000)      (17,000)          -
      Other, net                                               (6,334)      (12,816)      (19,537)
           Net cash provided by operating activities          341,898       342,653       356,106

    Investing Activities:
      Cash construction expenditures                         (199,823)     (217,805)     (243,878)
      Contributions to decommissioning trusts                 (18,004)      (18,793)      (17,237)
      Other, net                                              (10,253)       (7,114)      (15,417)
           Net cash used for investing activities            (228,080)     (243,712)     (276,532)

    Financing Activities:
      Issuance of long-term debt                               79,550        49,625           -
      Increase/(Decrease) in notes payable, net                31,000      (109,700)      110,500
      Retirement of long-term debt                            (25,710)      (47,439)      (60,008)
      Capital lease principal payments                        (29,763)      (26,991)      (31,531)
      Issuance of company-obligated mandatorily
        redeemable preferred securities                           -         121,063           -
      Redemption of preferred stock                           (20,000)       (6,049)          -
      Dividends paid on preferred stock                       (13,496)      (14,569)      (14,795)
      Dividends paid on common stock                         (135,000)     (140,000)     (100,000)
      Contribution from parent corporation                        -          75,000           -
           Net cash required by
             financing activities                            (113,419)      (99,060)      (95,834)

    Net increase/(decrease) in cash and temporary cash
      investments from above activities                           399          (119)      (16,260)
    Cash and temporary cash investments, beginning of year        922         1,041        17,301
    Cash and temporary cash investments, end of year       $    1,321    $      922    $    1,041

    Supplemental Disclosure:
      Interest paid                                        $  106,264    $  106,673    $  109,094
      Income taxes paid                                    $   90,960    $   93,662    $   44,619
      New capital lease obligations incurred               $   32,694    $   18,264    $   37,699


    The accompanying notes are an integral part of the consolidated financial statements.


     Jersey Central Power & Light Company and Subsidiary Company

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             (In Thousands)


                Column A             Column B            Column C          Column D     Column E
                                                         Additions
                                      Balance       (1)         (2)
                                        at       Charged to   Charged                   Balance
                                     Beginning   Costs and    to Other                  at End
               Description           of Period    Expenses    Accounts    Deductions   of Period
      Year ended December 31, 1996
        Allowance for doubtful
          accounts                    $1,958      $5,080     $1,680(a)    $7,048(b)     $1,670
        Allowance for inventory
          obsolescence                   197         -            4(e)     2,194(c)        206
                                                              2,199(d)
      Year ended December 31, 1995
        Allowance for doubtful
          accounts                    $1,359      $5,076     $2,480(a)    $6,957(b)     $1,958
        Allowance for inventory
          obsolescence                   348         -          -            151(c)        197

      Year ended December 31, 1994
        Allowance for doubtful
          accounts                    $1,143      $5,447     $1,972(a)    $7,203(b)     $1,359
        Allowance for inventory
          obsolescence                   -           -          348(d)       -             348









      (a)  Recovery of accounts previously written off.

      (b)  Accounts receivable written off.

      (c)  Inventory written off.

      (d)  Reestablishment of zero value inventory.

      (e)  Sale of inventory previously written off.











Metropolitan Edison Company and Subsidiary Companies


COMPANY STATISTICS
<caption
  For The Years Ended December 31,                           1996         1995        1994         1993         1992        1991
  Capacity at Company Peak (in MW):
    Company owned                                            1,705        1,604       1,602        1,602        1,602       1,613
    Contracted                                                 853          492         499          676          609         677
        Total capacity (a)                                   2,558        2,096       2,101        2,278        2,211       2,290

  Hourly Peak Load (in MW):
    Summer peak                                              2,017        2,186       2,000        1,944        1,845       1,978
    Winter peak                                              2,114        2,012       1,954        1,940        1,834       1,842
    Reserve at company peak (%)                               21.0         (4.1)        5.1         17.2         19.8        15.8
    Load factor (%) (b)                                       66.3         61.4        66.6         67.2         67.6        63.2

  Sources of Energy (in thousands of MWH):
    Coal                                                     4,760        4,334       4,547        4,283        4,809       4,829
    Nuclear                                                  3,550        3,194       3,294        2,975        3,460       2,824
    Gas, hydro & oil                                           182          253         194           42           64          85
        Net generation                                       8,492        7,781       8,035        7,300        8,333       7,738
    Utility purchases and interchange                        2,021        3,087       2,295        3,398        3,319       3,477
    Nonutility purchases                                     2,406        2,066       1,654        1,623        1,333       1,135
        Total sources of energy                             12,919       12,934      11,984       12,321       12,985      12,350
    Company use, line loss, etc                               (718)        (856)       (660)        (884)        (479)       (982)
        Total electric energy sales                         12,201       12,078      11,324       11,437       12,506      11,368

  Fuel Expense (in millions):
    Coal                                                       $69          $61         $71          $64          $72        $ 88
    Nuclear                                                     20           20          20           16           19          19
    Gas & oil                                                    5            6           3            2            2           2
        Total                                                  $94          $87         $94          $82          $93        $109

  Power Purchased and Interchanged (in millions):
    Utility purchases and interchange                         $ 54         $ 84        $ 80         $108         $105        $122
    Nonutility purchases                                       177          131         101           95           78          66
        Total                                                 $231         $215        $181         $203         $183        $188

  Electric Energy Sales (in thousands of MWH):
    Residential                                              4,135        3,925       3,921        3,800        3,567       3,542
    Commercial                                               3,144        3,011       2,921        2,794        2,638       2,618
    Industrial                                               4,033        3,957       3,861        3,664        3,589       3,502
    Other                                                      213          209         211          284          329         320
        Sales to customers                                  11,525       11,102      10,914       10,542       10,123       9,982
    Sales to other utilities                                   676          976         410          895        2,383       1,386
        Total                                               12,201       12,078      11,324       11,437       12,506      11,368

  Operating Revenues (in millions):
    Residential                                               $365         $339        $327         $322         $306        $301
    Commercial                                                 247          229         215          209          201         197
    Industrial                                                 243          228         215          207          213         209
    Other                                                       14           13          12           18           22          21
        Sales to customers                                     869          809         769          756          742         728
    Sales to other utilities                                    20           26          12           27           63          45
        Total electric energy sales                            889          835         781          783          805         773
    Other revenues                                              21           20          20           18           17          15
        Total                                                 $910         $855        $801         $801         $822        $788

  Price per KWH (in cents):
    Residential                                               8.90         8.54        8.39         8.42         8.60        8.45
    Commercial                                                7.88         7.54        7.38         7.46         7.63        7.51
    Industrial                                                6.04         5.74        5.55         5.68         5.95        5.96
    Total sales to customers                                  7.58         7.23        7.07         7.16         7.34        7.27
    Total electric energy sales                               7.33         6.86        6.92         6.83         6.45        6.78

  Kilowatt-hour Sales per Residential Customer              10,012        9,609       9,741        9,573        9,139       9,203

  Customers at Year-End (in thousands)                         470          465         458          451          445         437

  (a)  Winter ratings at December 31, 1996 of owned and contracted capacity were 1,705 MW and 823 MW, respectively.
  (b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.



Metropolitan Edison Company and Subsidiary Companies


SELECTED FINANCIAL DATA

                                                                              (In Thousands)
For the Years Ended December 31,               1996*         1995**         1994***       1993          1992         1991****
Operating revenues                          $  910,408     $  854,674    $  801,303     $  801,487    $  821,823     $  788,462

Other operation and
  maintenance expense                          249,993        229,559       258,656        210,822       208,756        224,315

Net income                                      69,067        148,540           731         77,875        73,077         62,341

Earnings available
  for common stock                              71,845        147,596        (2,229)        70,915        62,788         52,052

Net utility plant
  in service                                 1,455,702      1,477,030     1,437,250      1,361,409     1,290,628      1,226,436

Total assets                                 2,472,978      2,437,165     2,236,279      2,172,543     1,811,689      1,726,388

Long-term debt                                 563,252        603,268       529,783        546,319       496,440        386,404

Long-term obligations
  under capital leases                             380          1,032         2,174          3,557         2,643          2,555

Company-obligated mandatorily
  redeemable preferred securities              100,000        100,000       100,000              -             -              -

Capital expenditures                            76,660        112,554       159,717        142,380       130,641        121,840

Return on average
  common equity                                  10.3%          23.5%         (0.4%)         12.2%         11.8%           9.4%

Number of employees                              2,093          2,166         2,000          2,322         2,328          2,322


*   Results for 1996 reflect a decrease in earnings of $15.4 million (after tax) for costs related to voluntary enhanced retirement programs.

**  Results for 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in
    1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

*** Results for 1994 reflect a net decrease in earnings of $79.9 million (after-tax) due to a write-off of certain future TMI-2 retirement costs ($72.8 million); charges for costs related to early retirement programs ($20.1 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($13.0 million).

****  Results for 1991 reflect an increase in earnings of $14.9 million (after-tax) for an accounting change recognizing unbilled revenues and a decrease in earnings of $33.5 million (after-tax) for estimated TMI-2 costs.







   Metropolitan Edison Company and Subsidiary Companies


   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First Quarter             Second Quarter

   In Thousands                                 1996            1995      1996           1995
   Operating revenues                         $237,688        $205,749  $207,058       $190,342
   Operating income                             38,392          31,155    31,129         28,335
   Net income                                   24,037          16,384    16,806         12,617
   Earnings available for common stock          23,801          16,148    16,570         12,381



                                                   Third Quarter             Fourth Quarter

   In Thousands                                 1996*           1995**     1996           1995

   Operating revenues                         $243,077        $241,664  $222,585       $216,919
   Operating income                             23,575          35,121    33,804         37,194
   Net income                                    8,382          97,391    19,842         22,148
   Earnings available for common stock           8,146          97,155    23,328         21,912



   *     Results for the third quarter of 1996 reflect charges of $15.4 million (after-tax)
         for costs related to voluntary enhanced retirement programs.

   **    Results for the third quarter of 1995 reflect the reversal of $72.8 million (after-tax)
         of certain future TMI-2 retirement costs written off in the second quarter of 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of
         $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.



















                                                F-113

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Edison Company and Subsidiary Companies as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                    COOPERS & LYBRAND L.L.P.

New York, New York
February 5, 1997


   Metropolitan Edison Company and Subsidiary Companies


   CONSOLIDATED STATEMENTS OF INCOME
                                                                       (In Thousands)
    For The Years Ended December 31,                          1996          1995          1994
    Operating Revenues                                     $910,408      $854,674      $801,303

    Operating Expenses:
      Fuel                                                   93,881        87,477        94,260
      Power purchased and interchanged:
        Affiliates                                           20,724        31,411        17,834
        Others                                              209,831       184,319       162,693
      Deferral of energy costs, net                            (448)       (1,041)      (15,518)
      Other operation and maintenance                       249,993       229,559       258,656
      Depreciation and amortization                          98,364        99,588        86,063
      Taxes, other than income taxes                         61,319        54,870        51,817
          Total operating expenses                          733,664       686,183       655,805

    Operating Income Before Income Taxes                    176,744       168,491       145,498
      Income taxes                                           49,844        36,686        34,002
    Operating Income                                        126,900       131,805       111,496

    Other Income and Deductions:
      Allowance for other funds used during
        construction                                            540         1,304         1,978
      Other income/(expense), net                             1,220       129,660       (98,953)
      Income taxes                                             (489)      (55,364)       42,748
          Total other income and deductions                   1,271        75,600       (54,227)

    Income Before Interest Charges and
      Dividends on Preferred Securities                     128,171       207,405        57,269

    Interest Charges and Dividends on Preferred Securities:
      Interest on long-term debt                             45,373        45,844        43,270
      Other interest                                          5,436         5,147        11,937
      Allowance for borrowed funds used during
        construction                                           (705)       (1,126)       (1,869)
      Dividends on company-obligated mandatorily
        redeemable preferred securities                       9,000         9,000         3,200
          Total interest charges and dividends
             on preferred securities                         59,104        58,865        56,538

    Net Income                                               69,067       148,540           731
      Preferred stock dividends                                 944           944         2,960
      Gain on preferred stock reacquisition                   3,722          -             -
    Earnings/(Loss) Available for Common Stock             $ 71,845      $147,596      $ (2,229)









    The accompanying notes are an integral part of the consolidated financial statements.



                 Metropolitan Edison Company and Subsidiary Companies


        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995
         ASSETS
         Utility Plant:
           In service, at original cost                             $2,297,100    $2,240,951
           Less, accumulated depreciation                              841,398       763,921
               Net utility plant in service                          1,455,702     1,477,030
           Construction work in progress                                98,171        83,353
           Other, net                                                   31,000        45,587
               Net utility plant                                     1,584,873     1,605,970

         Other Property and Investments:
           Nuclear decommissioning trusts, at market                   131,475        95,317
           Other, net                                                   11,261         9,899
               Total other property and investments                    142,736       105,216

         Current Assets:
           Cash and temporary cash investments                           1,901         1,810
           Special deposits                                              1,052         1,256
           Accounts receivable:
             Customers, net                                             61,522        60,739
             Other                                                      17,368        22,151
           Unbilled revenues                                            27,019        31,509
           Materials and supplies, at average cost or less:
             Construction and maintenance                               39,739        39,337
             Fuel                                                       11,026         9,817
           Deferred income taxes                                         7,073         7,868
           Prepayments                                                  17,254         6,549
               Total current assets                                    183,954       181,036

         Deferred Debits and Other Assets:
           Regulatory assets:
             Income taxes recoverable through future rates             174,636       178,513
             Three Mile Island Unit 2 deferred costs                   144,782       149,004
             Nonutility generation contract buyout costs                86,781        66,650
             Other                                                      56,184        45,808
               Total regulatory assets                                 462,383       439,975
           Deferred income taxes                                        85,169        91,356
           Other                                                        13,863        13,612
               Total deferred debits and other assets                  561,415       544,943






               Total Assets                                         $2,472,978    $2,437,165





         The accompanying notes are an integral part of the consolidated financial statements.



                 Metropolitan Edison Company and Subsidiary Companies


        CONSOLIDATED BALANCE SHEETS
                                                                         (In Thousands)
         December 31,                                                  1996          1995
         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                             $   66,273    $   66,273
           Capital surplus                                             370,200       370,200
           Retained earnings                                           264,044       248,434
               Total common stockholder's equity                       700,517       684,907
           Cumulative preferred stock                                   12,056        23,598
           Company-obligated mandatorily redeemable
             preferred securities                                      100,000       100,000
           Long-term debt                                              563,252       603,268
               Total capitalization                                  1,375,825     1,411,773


         Current Liabilities:
           Securities due within one year                               40,020        15,019
           Notes payable                                                50,667        22,390
           Obligations under capital leases                             29,964        43,600
           Accounts payable:
             Affiliates                                                 27,556        10,559
             Other                                                      89,857        91,538
           Taxes accrued                                                11,222        19,615
           Deferred energy credits                                        -            1,417
           Interest accrued                                             18,279        19,359
           Other                                                        45,825        40,635
               Total current liabilities                               313,390       264,132


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                       401,104       380,135
           Three Mile Island Unit 2 future costs                       215,204       206,489
           Unamortized investment tax credits                           31,584        33,387
           Nuclear fuel disposal fee                                    28,811        27,360
           Regulatory liabilities                                       25,981        26,461
           Other                                                        81,079        87,428
               Total deferred credits and other liabilities            783,763       761,260


         Commitments and Contingencies (Note 14)





               Total Liabilities and Capital                        $2,472,978    $2,437,165






         The accompanying notes are an integral part of the consolidated financial statements.



     Metropolitan Edison Company and Subsidiary Companies


     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                   (In Thousands)
      For the Years Ended December 31,                   1996           1995          1994
      Balance at beginning of year                    $ 248,434      $ 190,742     $ 229,677

        Net income                                       69,067        148,540           731

               Total                                    317,501        339,282       230,408


        Cash dividends on capital stock:

             Cumulative preferred stock
             (at the annual rates
             indicated below):

               3.90% Series   ($3.90 a share)              (459)          (459)         (459)
               4.35% Series   ($4.35 a share)              (145)          (145)         (145)
               3.85% Series   ($3.85 a share)              (112)          (112)         (112)
               3.80% Series   ($3.80 a share)               (69)           (69)          (69)
               4.45% Series   ($4.45 a share)              (159)          (159)         (159)
               7.68% Series G ($7.68 a share)              -              -           (2,016)

             Common stock (not declared on a
             per share basis)                           (60,000)       (95,000)      (35,000)

                 Total                                  (60,944)       (95,944)      (37,960)


        Net unrealized gain/(loss) on investments         4,027          5,119          (489)
        Gain on preferred stock reacquisition             3,722           -             -
        Other adjustments, net                             (262)           (23)       (1,217)

      Balance at end of year                          $ 264,044      $ 248,434     $ 190,742














      The accompanying notes are an integral part of the consolidated financial statements.








   Metropolitan Edison Company and Subsidiary Companies


   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (In Thousands)
    For The Years Ended December 31,                           1996          1995          1994
    Operating Activities:
      Net income                                           $   69,067    $  148,540    $      731
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                         104,820        84,848        80,501
        Amortization of property under capital leases          15,704        13,667        14,795
        Three Mile Island Unit 2 costs                            -        (118,209)      127,640
        Voluntary enhanced retirement programs                 26,204           -          35,246
        Nuclear outage maintenance costs, net                   6,215        (5,931)        5,895
        Deferred income taxes and investment tax
          credits, net                                         25,168        68,827       (53,993)
        Deferred energy costs, net                               (448)       (1,041)      (15,518)
        Accretion income                                          -             -          (1,114)
        Allowance for other funds used during
          construction                                           (540)       (1,304)       (1,978)
      Changes in working capital:
        Receivables                                             8,490       (19,130)        5,498
        Materials and supplies                                 (1,611)        7,053           944
        Special deposits and prepayments                      (10,501)        1,615        (4,593)
        Payables and accrued liabilities                      (17,714)       11,478        28,364
      Nonutility generation contract buyout costs             (43,318)      (21,499)          -
      Other, net                                              (15,964)      (36,318)        7,753
           Net cash provided by operating activities          165,572       132,596       230,171

    Investing Activities:
      Cash construction expenditures                          (76,660)     (112,554)     (159,717)
      Contributions to decommissioning trusts                 (17,057)      (13,485)      (10,633)
      Other, net                                               (1,087)         (300)           79
           Net cash used for investing activities             (94,804)     (126,339)     (170,271)

    Financing Activities:
      Issuance of long-term debt                                  -          87,911        49,687
      Increase/(Decrease) in notes payable, net                28,277        22,390       (81,600)
      Retirement of long-term debt                            (15,019)      (40,519)      (26,016)
      Capital lease principal payments                        (15,171)      (12,531)      (15,168)
      Issuance of company-obligated mandatorily
        redeemable preferred securities                           -             -          96,732
      Redemption of preferred stock                            (7,820)          -         (36,595)
      Dividends paid on preferred stock                          (944)         (944)       (3,632)
      Dividends paid on common stock                          (60,000)      (95,000)      (35,000)
      Contribution from parent corporation                        -          25,000           -
           Net cash required by
             financing activities                             (70,677)      (13,693)      (51,592)

    Net increase/(decrease) in cash and temporary cash
      investments from above activities                            91        (7,436)        8,308
    Cash and temporary cash investments, beginning of year      1,810         9,246           938
    Cash and temporary cash investments, end of year       $    1,901    $    1,810    $    9,246

    Supplemental Disclosure:
      Interest paid                                        $   59,697    $   57,606    $   77,636
      Income taxes paid                                    $   39,278    $   47,343    $   15,179
      New capital lease obligations incurred               $    1,417    $   22,316    $    3,126


    The accompanying notes are an integral part of the consolidated financial statements.


     Metropolitan Edison Company and Subsidiary Companies


     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             (In Thousands)

                Column A             Column B            Column C          Column D     Column E
                                                         Additions
                                      Balance       (1)         (2)
                                        at       Charged to   Charged                   Balance
                                     Beginning   Costs and    to Other                  at End
               Description           of Period    Expenses    Accounts    Deductions   of Period
      Year ended December 31, 1996
        Allowance for doubtful
          accounts                    $3,072      $6,460     $1,651(a)    $8,011(b)     $3,172
        Allowance for inventory
          obsolescence                 3,176         -            4(c)     1,316(d)      1,864

      Year ended December 31, 1995
        Allowance for doubtful
          accounts                    $4,889      $3,040     $1,793(a)    $6,650(b)     $3,072
        Allowance for inventory
          obsolescence                 4,575         -          -          1,399(d)      3,176

      Year ended December 31, 1994
        Allowance for doubtful
          accounts                    $4,889      $5,525     $1,573(a)    $7,098(b)     $4,889
        Allowance for inventory
          obsolescence                 5,681         -          466(c)     1,572(d)      4,575









      (a)  Recovery of accounts previously written off.

      (b)  Accounts receivable written off.

      (c)  Sale of inventory previously written off.

      (d)  Inventory written off.














Pennsylvania Electric Company and Subsidiary Companies


COMPANY STATISTICS
For The Years Ended December 31,                             1996         1995        1994         1993         1992        1991
Capacity at Company Peak (in MW):
  Company owned                                              2,365        2,365       2,369        2,369        2,371       2,512
  Contracted                                                   782          868         778          636          418         224
      Total capacity (a)                                     3,147        3,233       3,147        3,005        2,789       2,736

Hourly Peak Load (in MW):
  Summer peak                                                2,410        2,495       2,309        2,208        2,140       2,153
  Winter peak                                                2,574        2,589       2,514        2,342        2,355       2,325
  Reserve at company peak (%)                                 22.3         24.9        25.2         28.3         18.4        17.7
  Load factor (%) (b)                                         71.1         67.6        69.4         70.5         69.3        70.6

Sources of Energy (in thousands of MWH):
  Coal                                                      11,268       11,237      10,263       10,703       11,329      11,187
  Nuclear                                                    1,775        1,597       1,647        1,488        1,730       1,412
  Gas, hydro & oil                                              95          (95)        120           73           75          36
      Net generation                                        13,138       12,739      12,030       12,264       13,134      12,635
  Utility purchases and interchange                          2,268        3,071       2,468        2,219        2,723       2,197
  Nonutility purchases                                       3,201        2,796       2,236        1,940        1,463       1,220
      Total sources of energy                               18,607       18,606      16,734       16,423       17,320      16,052
  Company use, line loss, etc                               (2,932)      (2,751)     (2,248)      (2,256)      (2,289)     (1,992)
      Total electric energy sales                           15,675       15,855      14,486       14,167       15,031      14,060

Fuel Expense (in millions):
  Coal                                                        $164         $164        $163         $174         $168        $169
  Nuclear                                                       10           10          10            8            9           9
  Gas & oil                                                      2            1           2            1            1           1
      Total                                                   $176         $175        $175         $183         $178        $179

Power Purchased and Interchanged (in millions):
  Utility purchases and interchange                           $ 18         $ 43        $ 35         $ 31         $ 51        $ 45
  Nonutility purchases                                         192          158         123          104           77          61
      Total                                                   $210         $201        $158         $135         $128        $106

Electric Energy Sales (in thousands of MWH):
  Residential                                                3,897        3,765       3,773        3,715        3,590       3,553
  Commercial                                                 4,044        3,922       3,794        3,651        3,488       3,475
  Industrial                                                 4,563        4,463       4,449        4,346        4,589       4,718
  Other                                                        814          857         958          568          585         666
      Sales to customers                                    13,318       13,007      12,974       12,280       12,252      12,412
  Sales to other utilities                                   2,357        2,848       1,512        1,887        2,779       1,648
      Total                                                 15,675       15,855      14,486       14,167       15,031      14,060

Operating Revenues (in millions):
  Residential                                               $  339         $322        $321         $308         $298        $290
  Commercial                                                   302          287         279          261          248         244
  Industrial                                                   249          237         237          227          233         236
  Other                                                         36           39          45           31           27          32
      Sales to customers                                       926          885         882          827          806         802
  Sales to other utilities                                      53           68          36           52           62          43
      Total electric energy sales                              979          953         918          879          868         845
  Other revenues                                                41           28          27           29           28          21
      Total                                                 $1,020         $981        $945         $908         $896        $866

Price per KWH (in cents):
  Residential                                                 8.70         8.52        8.51         8.30         8.27        8.16
  Commercial                                                  7.48         7.29        7.34         7.17         7.11        7.01
  Industrial                                                  5.44         5.33        5.32         5.24         5.08        4.99
  Total sales to customers                                    6.95         6.79        6.80         6.74         6.58        6.46
  Total electric energy sales                                 6.24         6.00        6.34         6.21         5.77        6.00

Kilowatt-hour Sales per Residential Customer                 7,857        7,620       7,678        7,607        7,393       7,369

Customers at Year-End (in thousands)                           573          571         567          563          559         555

(a)  Winter ratings at December 31, 1996 of owned and contracted capacity were 2,365 MW and 866 MW, respectively.
(b)  The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.





Pennsylvania Electric Company and Subsidiary Companies


SELECTED FINANCIAL DATA

                                                                                (In Thousands)
For the Years Ended December 31,                 1996*         1995**         1994***        1993          1992          1991****
Operating revenues                            $1,019,645     $  981,329    $  944,744     $  908,280    $  896,337     $  865,552

Other operation and
  maintenance expense                            293,868        266,347       294,316        241,252       226,179        234,648

Net income                                        69,809        111,010        31,799         95,728        99,744        106,595

Earnings available
  for common stock                                73,872        109,466        28,862         90,741        94,080        100,406

Net utility plant
  in service                                   1,715,670      1,692,850     1,621,818      1,542,276     1,473,293      1,419,726

Total assets                                   2,535,065      2,473,570     2,381,054      2,301,340     1,892,715      1,862,249

Long-term debt                                   656,459        642,487       616,490        524,491       582,647        542,392

Long-term obligations
  under capital leases                             4,129          5,277         6,741          7,745         7,691          8,260

Company-obligated mandatorily
  redeemable preferred securities                105,000        105,000       105,000              -             -              -

Capital expenditures                             114,672        130,512       174,464        150,252       110,629        101,328

Return on average
  common equity                                    10.0%          15.8%          4.2%          13.5%         14.5%          15.1%

Number of employees                                2,071          2,665         3,031          3,539         3,551          3,537


*     Results for 1996 reflect a decrease in earnings of $19.7 million (after-tax) due to charges related to voluntary enhanced retirement programs ($33.6 million).

**    Results for 1995 reflect a the reversal of $32.1 million (after-tax) of certain TMI-2 retirement costs written off in
      1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

***   Results for 1994 reflect a net decrease in earnings of $61.8 million (after-tax) due to a write-off of certain future
      TMI-2 retirement costs ($32.1 million); charges for costs related to early retirement programs ($25.6 million); a write-off of postretirement benefit costs believed not probable of recovery in rates ($10.6 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($6.5 million).

****  Results for 1991 reflect an increase in earnings of $16.2 million (after-tax) for an accounting change recognizing unbilled revenues and a decrease in earnings of $16.8 million (after-tax) for estimated TMI-2 costs.








   Pennsylvania Electric Company and Subsidiary Companies


   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First Quarter             Second Quarter

   In Thousands                                 1996            1995      1996           1995
   Operating revenues                         $269,329        $253,412  $246,788       $238,451
   Operating income                             46,660          46,110    37,508         37,218
   Net income                                   30,515          30,566    21,609         20,276
   Earnings available for common stock          30,129          30,180    21,223         19,890



                                                   Third Quarter             Fourth Quarter

   In Thousands                                 1996*           1995**    1996           1995

   Operating revenues                         $256,143        $249,234  $247,385       $240,232
   Operating income                             19,230          30,911    30,311         27,822
   Net income                                    2,865          50,015    14,820         10,153
   Earnings available for common stock           2,479          49,629    20,041          9,767



    *       Results for the third quarter of 1996 reflect charges of $19.7 million (after-tax)
         for costs related to voluntary enhanced retirement programs.

   **    Results for the third quarter of 1995 reflect the reversal of $32.1 million (after-tax)
         of certain future TMI-2 retirement costs written off in the second quarter of 1994.  The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs.  Partially offsetting this increase was a charge to income of
         $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.



















                                                F-123

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pennsylvania Electric Company and Subsidiary Companies as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     COOPERS & LYBRAND L.L.P.

 New York, New York
 February 5, 1997

   Pennsylvania Electric Company and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF INCOME
                                                                       (In Thousands)
    For The Years Ended December 31,                          1996          1995          1994

    Operating Revenues                                     $1,019,645    $981,329      $944,744

    Operating Expenses:
      Fuel                                                    176,158     174,624       175,071
      Power purchased and interchanged:
        Affiliates                                              3,529       5,927         6,310
        Others                                                206,403     195,184       151,919
      Deferral of energy costs, net                               795       1,088         5,941
      Other operation and maintenance                         293,868     266,347       294,316
      Depreciation and amortization                            94,580      83,086        76,600
      Taxes, other than income taxes                           64,955      67,064        66,058
           Total operating expenses                           840,288     793,320       776,215

    Operating Income Before Income Taxes                      179,357     188,009       168,529
      Income taxes                                             45,648      45,948        42,297
    Operating Income                                          133,709     142,061       126,232

    Other Income and Deductions:
      Allowance for other funds used during construction          173       2,006         1,841
      Other income/(expense), net                                (825)     56,454       (71,287)
      Income taxes                                                 99     (24,431)       31,369
           Total other income and deductions                     (553)     34,029       (38,077)

    Income Before Interest Charges and
       Dividends on Preferred Securities                      133,156     176,090        88,155

    Interest Charges and Dividends
       on Preferred Securities
      Interest on long-term debt                               49,654      49,875        46,439
      Other interest                                            7,112       8,428         7,421
      Allowance for borrowed funds used during
       construction                                            (2,607)     (2,411)       (1,996)
      Dividends on company-obligated mandatorily
       redeemable preferred securities                          9,188       9,188         4,492
           Total interest charges and dividends
              on preferred securities                          63,347      65,080        56,356

    Net Income                                                 69,809     111,010        31,799
      Preferred stock dividends                                 1,503       1,544         2,937
      Gain on preferred stock reacquisition                     5,566        -             -
    Earnings Available for Common Stock                    $   73,872    $109,466      $ 28,862









    The accompanying notes are an integral part of the consolidated financial statements.



          Pennsylvania Electric Company and Subsidiary Companies

 CONSOLIDATED BALANCE SHEETS
                                                                  (In Thousands)
  December 31,                                                  1996          1995

  ASSETS
  Utility Plant:
    In service, at original cost                             $2,738,223    $2,667,842
    Less, accumulated depreciation                            1,022,553       974,992
        Net utility plant in service                          1,715,670     1,692,850
    Construction work in progress                                72,757        72,233
    Other, net                                                   22,910        30,876
        Net utility plant                                     1,811,337     1,795,959

  Other Property and Investments:
    Nuclear decommissioning trusts, at market                    54,194        42,440
    Other, net                                                    7,271         6,545
        Total other property and investments                     61,465        48,985

  Current Assets:
    Cash and temporary cash investments                            -            1,367
    Special deposits                                              2,348         2,718
    Accounts receivable:
      Customers, net                                             73,190        67,454
      Other                                                      15,151        29,033
    Unbilled revenues                                            31,350        30,851
    Materials and supplies, at average cost or less:
      Construction and maintenance                               49,007        53,237
      Fuel                                                        9,924        11,285
    Deferred energy costs                                          -            9,335
    Deferred income taxes                                          -            4,602
    Prepayments                                                  36,930        10,328
        Total current assets                                    217,900       220,210

  Deferred Debits and Other Assets:
    Regulatory assets:
      Three Mile Island Unit 2 deferred costs                    85,287        81,236
      Income taxes recoverable through future rates             210,023       214,284
      Other                                                      67,128        19,485
        Total regulatory assets                                 362,438       315,005
    Deferred income taxes                                        67,099        78,754
    Other                                                        14,826        14,657
        Total deferred debits and other assets                  444,363       408,416






        Total Assets                                         $2,535,065    $2,473,570





  The accompanying notes are an integral part of the consolidated financial statements.




  Pennsylvania Electric Company and Subsidiary Companies

 CONSOLIDATED BALANCE SHEETS
                                                                  (In Thousands)
  December 31,                                                  1996          1995

  LIABILITIES AND CAPITAL
  Capitalization:
    Common stock                                             $  105,812    $  105,812
    Capital surplus                                             285,486       285,486
    Retained earnings                                           363,702       327,814
        Total common stockholder's equity                       755,000       719,112
    Cumulative preferred stock                                   16,681        36,777
    Company-obligated mandatorily redeemable
      preferred securities                                      105,000       105,000
    Long-term debt                                              656,459       642,487
        Total capitalization                                  1,533,140     1,503,376


  Current Liabilities:
    Securities due within one year                               26,010        75,009
    Notes payable                                               107,680        27,100
    Obligations under capital leases                             15,881        22,751
    Accounts payable:
      Affiliates                                                 20,432        13,806
      Other                                                      53,424        66,687
    Taxes accrued                                                11,223        16,019
    Interest accrued                                             19,192        19,567
    Vacations accrued                                             5,172         9,976
    Other                                                        12,052        19,448
        Total current liabilities                               271,066       270,363


  Deferred Credits and Other Liabilities:
    Deferred income taxes                                       473,268       462,354
    Unamortized investment tax credits                           42,095        45,114
    Three Mile Island Unit 2 future costs                       107,652       103,271
    Nuclear fuel disposal fee                                    14,406        13,680
    Regulatory liabilities                                       31,694        33,941
    Other                                                        61,744        41,471
        Total deferred credits and other liabilities            730,859       699,831


  Commitments and Contingencies (Note 14)





        Total Liabilities and Capital                        $2,535,065    $2,473,570






  The accompanying notes are an integral part of the consolidated financial statements.



 Pennsylvania Electric Company and Subsidiary Companies

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                               (In Thousands)
  For the Years Ended December 31,                   1996           1995          1994

  Balance at beginning of year                     $ 327,814      $ 290,786     $ 328,290

    Net income                                        69,809        111,010        31,799

           Total                                     397,623        401,796       360,089


    Cash dividends on capital stock:

         Cumulative preferred stock
         (at the annual rates
         indicated below):

           4.40% Series B ($4.40 a share)               (244)          (250)         (250)
           3.70% Series C ($3.70 a share)               (351)          (359)         (359)
           4.05% Series D ($4.05 a share)               (251)          (258)         (258)
           4.70% Series E ($4.70 a share)               (132)          (135)         (135)
           4.50% Series F ($4.50 a share)               (188)          (193)         (193)
           4.60% Series G ($4.60 a share)               (337)          (349)         (349)
           8.36% Series H ($8.36 a share)                 -              -         (1,393)

         Common stock (not declared on a
         per share basis)                            (40,000)       (75,000)      (65,000)

           Total                                     (41,503)       (76,544)      (67,937)

    Gain on preferred stock reacquisition              5,566            -             -
    Net unrealized gain / (loss) on investments        2,014          2,593          (278)
    Other adjustments, net                                 2            (31)       (1,088)

  Balance at end of year                           $ 363,702      $ 327,814     $ 290,786



















  The accompanying notes are an integral part of the consolidated financial statements.



   Pennsylvania Electric Company and Subsidiary Companies

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (In Thousands)
    For The Years Ended December 31,                           1996          1995          1994
    Operating Activities:
      Net income                                           $   69,809    $  111,010    $   31,799
      Adjustments to reconcile income to cash provided:
        Depreciation and amortization                          89,021        77,635        69,615
        Amortization of property under capital leases           8,733         7,777         8,553
        Three Mile Island Unit 2 costs                           -          (51,796)       56,304
        Voluntary enhanced retirement programs                 33,626          -           44,856
        Nuclear outage maintenance costs, net                   3,099        (2,901)        2,862
        Deferred income taxes and investment tax
          credits, net                                         19,208        42,514       (50,451)
        Deferred energy costs, net                                731         1,491         6,221
        Accretion income                                         -             -             (200)
        Allowance for other funds used during
          construction                                           (173)       (2,006)       (1,842)
      Changes in working capital:
        Receivables                                             7,648        (7,713)      (15,945)
        Materials and supplies                                  5,591         4,912        (1,849)
        Special deposits and prepayments                      (26,232)       (5,078)        1,644
        Payables and accrued liabilities                      (52,958)        8,241       (12,804)
      Nonutility generation contract buyout costs             (11,700)         -             -
      Other, net                                               (7,746)        1,178        12,803
           Net cash provided by operating activities          138,657       185,264       151,566

    Investing Activities:
      Cash construction expenditures                         (114,672)     (130,512)     (174,464)
      Contributions to decommissioning trusts                  (5,263)       (5,263)       (5,705)
      Other, net                                                 (684)         (323)          134
           Net cash used for investing activities            (120,619)     (136,098)     (180,035)

    Financing Activities:
      Issuance of long-term debt                               39,513       197,997       129,100
      Increase/(Decrease) in notes payable, net                80,580       (83,952)        8,774
      Retirement of long-term debt                            (75,009)      (99,319)     (108,008)
      Capital lease principal payments                         (8,418)       (7,172)       (8,734)
      Issuance of company-obligated mandatorily
        redeemable preferred securities                          -             -          101,185
      Redemption of preferred stock                           (14,527)         -          (26,168)
      Dividends paid on preferred stock                        (1,544)       (1,544)       (3,111)
      Dividends paid on common stock                          (40,000)      (75,000)      (65,000)
      Contribution from parent corporation                       -           20,000          -
           Net cash required by
             financing activities                             (19,405)      (48,990)       28,038

    Net decrease in cash and temporary cash
      investments from above activities                        (1,367)          176          (431)
    Cash and temporary cash investments, beginning of year      1,367         1,191         1,622
    Cash and temporary cash investments, end of year       $     -       $    1,367    $    1,191

    Supplemental Disclosure:
      Interest paid                                        $   63,162    $   60,524    $   55,221
      Income taxes paid                                    $   43,098    $   43,685    $   59,881
      New capital lease obligations incurred               $      715    $   11,160    $    2,400


    The accompanying notes are an integral part of the consolidated financial statements.





 Pennsylvania Electric Company and Subsidiary Companies


 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                         (In Thousands)

            Column A             Column B            Column C          Column D     Column E
                                                     Additions
                                  Balance       (1)         (2)
                                    at       Charged to   Charged                   Balance
                                 Beginning   Costs and    to Other                  at End
           Description           of Period    Expenses    Accounts    Deductions   of Period
  Year ended December 31, 1996
    Allowance for doubtful
      accounts                    $3,152      $5,961     $1,973(a)    $7,268(b)     $3,818
    Allowance for inventory
      obsolescence                   -           650        -            464(c)        186

  Year ended December 31, 1995
    Allowance for doubtful
      accounts                    $1,182      $6,518     $1,516(a)    $6,064(b)     $3,152
    Allowance for inventory
      obsolescence                   -           -          -            -             -

  Year ended December 31, 1994
    Allowance for doubtful
      accounts                    $1,329      $3,133     $1,486(a)    $4,766(b)     $1,182
    Allowance for inventory
      obsolescence                   -           -          -            -             -









  (a)  Recovery of accounts previously written off.

  (b)  Accounts receivable written off.

  (c)  Inventory written off.












                                              F-130