Form 10-Q
period 1997-03-31
GENERAL PUBLIC UTILITIES CORP /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1997-04-30
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1997

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


       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 29, 1997, was as follows:
                                                                      Shares
 Registrant                           Title                         Outstanding

 GPU, Inc.                            Common Stock, $2.50 par value 120,659,192
 Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                 March 31, 1997

                                Table of Contents
                                                                   Page
 PART I - Financial Information

       Consolidated Financial Statements:

           GPU, Inc.
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

           Jersey Central Power & Light Company
             Balance Sheets                                           7
             Statements of Income                                     9
             Statements of Cash Flows                                10

           Metropolitan Edison Company
             Balance Sheets                                          11
             Statements of Income                                    13
             Statements of Cash Flows                                14

           Pennsylvania Electric Company
             Balance Sheets                                          15
             Statements of Income                                    17
             Statements of Cash Flows                                18

       Combined Notes to Financial Statements                        19

       Combined Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                  43

 PART II - Other Information                                         60

 Signatures                                                          61

                        _________________________________

     The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1996 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

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



                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             March 31,     December 31,
                                                               1997            1996
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $ 9,721,068      $ 9,646,380
   Less, accumulated depreciation                           3,781,573        3,704,026
     Net utility plant in service                           5,939,495        5,942,354
   Construction work in progress                              254,138          277,440
   Other, net                                                 154,899          168,029
        Net utility plant                                   6,348,532        6,387,823

 Other Property and Investments:
   GPU International Group investments, net                   958,033          924,397
   Nuclear decommissioning trusts, at market                  481,391          464,011
   Nuclear fuel disposal trust, at market                     102,582          101,661
   Other, net                                                  53,131           51,122
        Total other property and investments                1,595,137        1,541,191

 Current Assets:
   Cash and temporary cash investments                         49,715           31,604
   Special deposits                                            27,320           47,545
   Accounts receivable:
     Customers, net                                           280,110          270,844
     Other                                                    121,468           91,637
   Unbilled revenues                                          140,922          114,891
   Materials and supplies, at average cost or less:
     Construction and maintenance                             191,919          187,130
     Fuel                                                      42,999           40,207
   Deferred income taxes                                       24,586           32,148
   Prepayments                                                 86,539           81,168
   Other                                                        3,617              -
        Total current assets                                  969,195          897,174

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  355,852          356,517
     Income taxes recoverable through future rates            524,045          527,385
     Nonutility generation contract buyout costs              239,568          242,481
     Unamortized property losses                              105,166          100,310
     Other                                                    430,497          426,579
       Total regulatory assets                              1,655,128        1,653,272
   Deferred income taxes                                      331,601          332,828
   Other                                                      135,247          128,931
        Total deferred debits and other assets              2,121,976        2,115,031


        Total Assets                                      $11,034,840      $10,941,219



 The accompanying notes are an integral part of the consolidated financial statements.




                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             March 31,     December 31,
                                                               1997            1996
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   314,458      $   314,458
   Capital surplus                                            751,583          750,569
   Retained earnings                                        2,224,576        2,068,976
     Total                                                  3,290,617        3,134,003
   Less, reacquired common stock, at cost                      85,520           86,416
     Total common stockholders' equity                      3,205,097        3,047,587
   Cumulative preferred stock:
     With mandatory redemption                                104,000          114,000
     Without mandatory redemption                              66,478           66,478
   Subsidiary-obligated mandatorily
     redeemable preferred securities                          330,000          330,000
   Long-term debt                                           3,139,631        3,177,016
        Total capitalization                                6,845,206        6,735,081



 Current Liabilities:
   Securities due within one year                             164,506          178,583
   Notes payable                                              271,314          265,547
   Obligations under capital leases                           132,339          143,818
   Accounts payable                                           303,791          354,819
   Taxes accrued                                              153,531           25,717
   Deferred energy                                             22,232           15,559
   Interest accrued                                            57,099           70,370
   Other                                                      210,968          282,193
        Total current liabilities                           1,315,780        1,336,606



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                    1,560,197        1,562,979
   Unamortized investment tax credits                         130,821          133,572
   Three Mile Island Unit 2 future costs                      435,089          430,508
   Regulatory liabilities                                      90,626           89,815
   Other                                                      657,121          652,658
        Total deferred credits and other liabilities        2,873,854        2,869,532


 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $11,034,840      $10,941,219



 The accompanying notes are an integral part of the consolidated financial statements.




                           GPU, INC. AND SUBSIDIARY COMPANIES

                            Consolidated Statements of Income
                                       (Unaudited)
                                                             In Thousands
                                                        (Except Per Share Data)
                                                             Three Months
                                                            Ended March 31,
                                                           1997         1996
 Operating Revenues                                     $1,042,064    $1,022,934

 Operating Expenses:
   Fuel                                                     95,001        98,495
   Power purchased and interchanged                        250,712       277,397
   Deferral of energy costs, net                             6,251         3,154
   Other operation and maintenance                         199,605       226,597
   Depreciation and amortization                           113,339        96,586
   Taxes, other than income taxes                           94,657        91,489
      Total operating expenses                             759,565       793,718

 Operating Income Before Income Taxes                      282,499       229,216
   Income taxes                                             88,340        68,010
 Operating Income                                          194,159       161,206

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                              348         1,229
   Other income/(expense), net                              24,503        10,309
   Income taxes                                             (1,026)       (4,002)
      Total other income and deductions                     23,825         7,536

 Income Before Interest Charges
   and Preferred Dividends                                 217,984       168,742

 Interest Charges and Preferred Dividends:
   Interest on long-term debt                               46,137        46,612
   Other interest                                            7,345         4,308
   Allowance for borrowed funds used
     during construction                                    (1,185)       (1,861)
   Dividends on subsidiary-obligated mandatorily
     redeemable preferred securities                         7,222         7,222
   Preferred stock dividends of subsidiaries                 3,427         4,208
      Total interest charges and
        preferred dividends                                 62,946        60,489

 Net Income                                             $  155,038    $  108,253

 Earnings Per Average Common Share                      $     1.28    $      .90

 Average Common Shares Outstanding                         120,889       120,640

 Cash Dividends Paid Per Share                          $     .485    $      .47



 The accompanying notes are an integral part of the consolidated financial statements.




                           GPU, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,
                                                            1997         1996
 Operating Activities:
   Net income                                            $ 155,038    $ 108,253
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         120,451      101,971
     Amortization of property under capital leases          14,772       15,027
     Equity in undistributed (earnings)/losses
       of affiliates                                       (32,227)         645
     Nuclear outage maintenance costs, net                   6,920        7,575
     Deferred income taxes and investment tax
       credits, net                                          2,852       (5,737)
     Deferred energy costs, net                              6,251        2,953
     Accretion income                                       (2,690)      (2,903)
     Allowance for other funds used
       during construction                                    (348)      (1,230)
   Changes in working capital:
     Receivables                                           (66,360)     (56,018)
     Materials and supplies                                 (7,609)       5,697
     Special deposits and prepayments                       (6,519)     (47,737)
     Payables and accrued liabilities                       70,639      124,637
   Nonutility generation contract buyout costs             (23,550)      (2,049)
   Other, net                                              (14,823)     (19,901)
      Net cash provided by operating activities            222,797      231,183

 Investing Activities:
   Cash construction expenditures                          (79,994)    (104,470)
   Contributions to decommissioning trusts                 (10,255)     (10,084)
   GPU International Group investments                     (35,045)     (19,765)
   Other, net                                               20,476       12,699
      Net cash used for investing activities              (104,818)    (121,620)

 Financing Activities:
   Issuance of long-term debt                               26,698         -
   Increase/(Decrease) in notes payable, net                  (332)     103,489
   Retirement of long-term debt                            (56,034)     (51,103)
   Capital lease principal payments                        (12,329)     (13,667)
   Dividends paid on common stock                          (58,493)     (54,718)
      Net cash required by financing activities           (100,490)     (15,999)

 Effect of exchange rate changes on cash                       622          221

 Net increase in cash and temporary
   cash investments from above activities                   18,111       93,785
 Cash and temporary cash investments, beginning of year     31,604       18,422
 Cash and temporary cash investments, end of period      $  49,715    $ 112,207

 Supplemental Disclosure:
   Interest and preferred dividends paid                 $  84,323    $  78,313
   Income taxes paid                                     $   4,213    $   6,334
   New capital lease obligations incurred                $   2,248    $  21,929
   Common stock dividends declared but not paid          $     -      $     -


 The accompanying notes are an integral part of the consolidated financial statements.





               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $4,573,945       $4,528,676
   Less, accumulated depreciation                          1,856,502        1,811,620
     Net utility plant in service                          2,717,443        2,717,056
   Construction work in progress                              95,573          106,512
   Other, net                                                103,217          111,116
        Net utility plant                                  2,916,233        2,934,684

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 289,100          278,342
   Nuclear fuel disposal trust, at market                    102,582          101,661
   Other, net                                                  8,592            8,305
        Total other property and investments                 400,274          388,308

 Current Assets:
   Cash and temporary cash investments                         9,141            1,321
   Special deposits                                            6,926            6,939
   Accounts receivable:
     Customers, net                                          141,022          135,655
     Other                                                    50,268           33,228
   Unbilled revenues                                          54,792           56,522
   Materials and supplies, at average cost or less:
     Construction and maintenance                             94,849           92,761
     Fuel                                                     19,070           19,257
   Deferred income taxes                                      19,785           22,509
   Prepayments                                                 7,744           21,150
        Total current assets                                 403,597          389,342

 Deferred Debits and Other Assets:
   Regulatory assets:
     Income taxes recoverable through future rates           142,968          142,726
     Nonutility generation contract buyout costs             139,000          139,000
     Three Mile Island Unit 2 deferred costs                 121,308          126,448
     Unamortized property losses                              99,726           94,767
     Other                                                   321,958          326,620
       Total regulatory assets                               824,960          829,561
   Deferred income taxes                                     141,393          138,903
   Other                                                      21,831           29,121
        Total deferred debits and other assets               988,184          997,585





        Total Assets                                      $4,708,288       $4,709,919


 The accompanying notes are an integral part of the consolidated financial statements.




               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  153,713       $  153,713
   Capital surplus                                           510,769          510,769
   Retained earnings                                         860,159          825,001
     Total common stockholder's equity                     1,524,641        1,489,483
   Cumulative preferred stock:
     With mandatory redemption                               104,000          114,000
     Without mandatory redemption                             37,741           37,741
   Company-obligated mandatorily
     redeemable preferred securities                         125,000          125,000
   Long-term debt                                          1,173,141        1,173,091
        Total capitalization                               2,964,523        2,939,315



 Current Liabilities:
   Securities due within one year                             65,884          110,075
   Notes payable                                               7,900           31,800
   Obligations under capital leases                           89,231           96,150
   Accounts payable:
     Affiliates                                               36,228           71,761
     Other                                                    87,240           94,258
   Taxes accrued                                              88,346            2,063
   Deferred energy credits                                    22,232           15,559
   Interest accrued                                           29,797           28,350
   Other                                                      82,438           80,195
        Total current liabilities                            509,296          530,211



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     665,089          664,440
   Unamortized investment tax credits                         58,343           59,893
   Three Mile Island Unit 2 future costs                     108,797          107,652
   Nuclear fuel disposal fee                                 129,207          127,543
   Regulatory liabilities                                     35,121           33,250
   Other                                                     237,912          247,615
        Total deferred credits and other liabilities       1,234,469        1,240,393


 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $4,708,288       $4,709,919


 The accompanying notes are an integral part of the consolidated financial statements.




               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                            Consolidated Statements of Income
                                       (Unaudited)
                                                             In Thousands
                                                             Three Months
                                                            Ended March 31,
                                                          1997          1996
 Operating Revenues                                     $510,443      $529,274

 Operating Expenses:
   Fuel                                                   24,289        28,287
   Power purchased and interchanged:
     Affiliates                                            4,367         3,583
     Others                                              140,944       163,860
   Deferral of energy and capacity costs, net              6,251         4,216
   Other operation and maintenance                       101,805       116,479
   Depreciation and amortization                          61,810        49,952
   Taxes, other than income taxes                         59,160        59,972
      Total operating expenses                           398,626       426,349

 Operating Income Before Income Taxes                    111,817       102,925
   Income taxes                                           29,345        25,564
 Operating Income                                         82,472        77,361

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                            131         1,003
   Other income, net                                       3,457         2,142
   Income taxes                                             (409)       (1,051)
      Total other income and deductions                    3,179         2,094

 Income Before Interest Charges and
   Dividends on Preferred Securities                      85,651        79,455

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                             22,768        22,514
   Other interest                                          2,491           923
   Allowance for borrowed funds used
     during construction                                    (603)       (1,153)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                       2,675         2,675
      Total interest charges and dividends
        on preferred securities                           27,331        24,959

 Net Income                                               58,320        54,496
   Preferred stock dividends                               3,162         3,586
 Earnings Available for Common Stock                    $ 55,158      $ 50,910






 The accompanying notes are an integral part of the consolidated financial statements.




               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,
                                                            1997         1996
 Operating Activities:
   Net income                                            $  58,320    $  54,496
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          64,153       53,629
     Amortization of property under capital leases           8,364        8,137
     Nuclear outage maintenance costs, net                   4,866        5,342
     Deferred income taxes and investment tax
       credits, net                                         (2,783)      (5,870)
     Deferred energy and capacity costs, net                 6,251        4,211
     Accretion income                                       (2,690)      (2,903)
     Allowance for other funds used
       during construction                                    (131)      (1,004)
   Changes in working capital:
     Receivables                                           (20,677)       1,653
     Materials and supplies                                 (1,900)       5,220
     Special deposits and prepayments                       13,418        3,314
     Payables and accrued liabilities                       54,870       52,646
   Nonutility generation contract buyout costs             (15,000)         -
   Other, net                                               (1,944)      (4,824)
      Net cash provided by operating activities            165,117      174,047

 Investing Activities:
   Cash construction expenditures                          (43,134)     (46,241)
   Contributions to decommissioning trusts                  (4,501)      (4,500)
   Other, net                                               (2,611)        (806)
      Net cash used for investing activities               (50,246)     (51,547)

 Financing Activities:
   Decrease in notes payable, net                          (23,900)        (800)
   Retirement of long-term debt                            (54,191)     (25,701)
   Capital lease principal payments                         (5,798)      (7,436)
   Dividends paid on common stock                          (20,000)         -
   Dividends paid on preferred stock                        (3,162)      (3,586)
      Net cash required by financing activities           (107,051)     (37,523)

 Net increase in cash and temporary
   cash investments from above activities                    7,820       84,977
 Cash and temporary cash investments, beginning of year      1,321          922
 Cash and temporary cash investments, end of period      $   9,141    $  85,899

 Supplemental Disclosure:
   Interest paid                                         $  25,775    $  24,642
   Income taxes paid                                     $     211    $     303
   New capital lease obligations incurred                $   1,112    $  21,177




 The accompanying notes are an integral part of the consolidated financial statements.




                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,315,120       $2,297,100
   Less, accumulated depreciation                            858,627          841,398
     Net utility plant in service                          1,456,493        1,455,702
   Construction work in progress                              88,571           98,171
   Other, net                                                 27,995           31,000
        Net utility plant                                  1,573,059        1,584,873

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                 135,573          131,475
   Other, net                                                 11,412           11,261
        Total other property and investments                 146,985          142,736

 Current Assets:
   Cash and temporary cash investments                         6,913            1,901
   Special deposits                                            1,067            1,052
   Accounts receivable:
     Customers, net                                           65,249           61,522
     Other                                                    33,948           17,368
   Unbilled revenues                                          39,919           27,019
   Materials and supplies, at average cost or less:
     Construction and maintenance                             41,137           39,739
     Fuel                                                     10,724           11,026
   Deferred income taxes                                       1,556            7,073
   Prepayments                                                30,324           17,254
        Total current assets                                 230,837          183,954

 Deferred Debits and Other Assets:
   Regulatory assets:
     Income taxes recoverable through future rates           172,488          174,636
     Three Mile Island Unit 2 deferred costs                 148,158          144,782
     Nonutility generation contract buyout costs              83,868           86,781
     Other                                                    60,155           56,184
        Total regulatory assets                              464,669          462,383
   Deferred income taxes                                      86,801           85,169
   Other                                                      17,354           13,863
        Total deferred debits and other assets               568,824          561,415






        Total Assets                                      $2,519,705       $2,472,978



 The accompanying notes are an integral part of the consolidated financial statements.




                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   66,273       $   66,273
   Capital surplus                                           370,200          370,200
   Retained earnings                                         294,381          264,044
     Total common stockholder's equity                       730,854          700,517
   Cumulative preferred stock                                 12,056           12,056
   Company-obligated mandatorily
     redeemable preferred securities                         100,000          100,000
   Long-term debt                                            563,253          563,252
        Total capitalization                               1,406,163        1,375,825



 Current Liabilities:
   Securities due within one year                             40,020           40,020
   Notes payable                                              68,542           50,667
   Obligations under capital leases                           27,050           29,964
   Accounts payable:
     Affiliates                                               31,829           27,556
     Other                                                    81,829           89,857
   Taxes accrued                                              27,575           11,222
   Interest accrued                                           11,411           18,279
   Other                                                      38,473           45,825
        Total current liabilities                            326,729          313,390



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     402,551          401,104
   Three Mile Island Unit 2 future costs                     217,495          215,204
   Unamortized investment tax credits                         31,133           31,584
   Nuclear fuel disposal fee                                  29,187           28,811
   Regulatory liabilities                                     25,838           25,981
   Other                                                      80,609           81,079
        Total deferred credits and other liabilities         786,813          783,763


 Commitments and Contingencies (Note 1)




        Total Liabilities and Capital                     $2,519,705       $2,472,978



 The accompanying notes are an integral part of the consolidated financial statements.




                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                            Consolidated Statements of Income
                                       (Unaudited)
                                                             In Thousands
                                                             Three Months
                                                            Ended March 31,
                                                          1997          1996
 Operating Revenues                                     $255,260      $237,688

 Operating Expenses:
   Fuel                                                   24,489        25,913
   Power purchased and interchanged:
     Affiliates                                            4,347         6,900
     Others                                               55,640        53,425
   Deferral of energy costs, net                            -            2,084
   Other operation and maintenance                        45,656        50,529
   Depreciation and amortization                          25,833        24,002
   Taxes, other than income taxes                         16,700        15,587
      Total operating expenses                           172,665       178,440

 Operating Income Before Income Taxes                     82,595        59,248
   Income taxes                                           28,482        20,856
 Operating Income                                         54,113        38,392

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                            179            43
   Other income/(expense), net                               343           226
   Income taxes                                              (25)          (33)
      Total other income and deductions                      497           236

 Income Before Interest Charges and
   Dividends on Preferred Securities                      54,610        38,628

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                             11,254        11,467
   Other interest                                          1,668         1,099
   Allowance for borrowed funds used
     during construction                                    (247)         (225)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                       2,250         2,250
      Total interest charges and dividends
        on preferred securities                           14,925        14,591

 Net Income                                               39,685        24,037
   Preferred stock dividends                                 121           236
 Earnings Available for Common Stock                    $ 39,564      $ 23,801






 The accompanying notes are an integral part of the consolidated financial statements.




                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,
                                                            1997         1996
 Operating Activities:
   Net income                                            $  39,685    $  24,037
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          28,512       23,381
     Amortization of property under capital leases           3,790        3,941
     Nuclear outage maintenance costs, net                   1,368        1,491
     Deferred income taxes and investment tax
       credits, net                                          6,156         (947)
     Deferred energy costs, net                               -           2,084
     Allowance for other funds used
       during construction                                    (179)         (43)
   Changes in working capital:
     Receivables                                           (33,207)       7,835
     Materials and supplies                                 (1,096)         952
     Special deposits and prepayments                      (13,085)     (24,410)
     Payables and accrued liabilities                        8,507       12,246
     Nonutility generation contract buyout costs            (8,550)      (2,049)
   Other, net                                               (8,679)      (4,378)
      Net cash provided by operating activities             23,222       44,140

 Investing Activities:
   Cash construction expenditures                          (17,528)     (31,449)
   Contributions to decommissioning trusts                  (4,438)      (4,268)
   Other, net                                                  (11)      (1,050)
      Net cash used for investing activities               (21,977)     (36,767)

 Financing Activities:
   Increase in notes payable, net                           17,875        7,793
   Capital lease principal payments                         (3,872)      (3,449)
   Dividends paid on common stock                          (10,000)     (10,000)
   Dividends paid on preferred stock                          (236)        (472)
      Net cash provided/(required)
        by financing activities                              3,767       (6,128)

 Net increase in cash and temporary cash
   investments from above activities                         5,012        1,245
 Cash and temporary cash investments, beginning of year      1,901        1,810
 Cash and temporary cash investments, end of period      $   6,913    $   3,055

 Supplemental Disclosure:
   Interest paid                                         $  21,416    $  21,363
   Income taxes paid                                     $   1,655    $   2,911
   New capital lease obligations incurred                $     757    $     497





 The accompanying notes are an integral part of the consolidated financial statements.




                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $2,749,150       $2,738,223
   Less, accumulated depreciation                          1,036,798        1,022,553
     Net utility plant in service                          1,712,352        1,715,670
   Construction work in progress                              69,994           72,757
   Other, net                                                 21,194           22,910
        Net utility plant                                  1,803,540        1,811,337

 Other Property and Investments:
   Nuclear decommissioning trusts, at market                  56,718           54,194
   Other, net                                                  7,379            7,271
        Total other property and investments                  64,097           61,465

 Current Assets:
   Cash and temporary cash investments                         5,606             -
   Special deposits                                            2,390            2,348
   Accounts receivable:
     Customers, net                                           73,839           73,190
     Other                                                    28,746           15,151
   Unbilled revenues                                          46,211           31,350
   Materials and supplies, at average cost or less:
     Construction and maintenance                             50,339           49,007
     Fuel                                                     13,205            9,924
   Deferred income taxes                                         467             -
   Prepayments                                                43,895           36,930
        Total current assets                                 264,698          217,900

 Deferred Debits and Other Assets:
   Regulatory assets:
     Income taxes recoverable through future rates           208,589          210,023
     Three Mile Island Unit 2 deferred costs                  86,386           85,287
     Other                                                    71,956           67,128
       Total regulatory assets                               366,931          362,438
   Deferred income taxes                                      59,953           67,099
   Other                                                      17,694           14,826
        Total deferred debits and other assets               444,578          444,363







        Total Assets                                      $2,576,913       $2,535,065



 The accompanying notes are an integral part of the consolidated financial statements.




                  PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                                   In Thousands
                                                             March 31,     December 31,
                                                              1997             1996
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $  105,812       $  105,812
   Capital surplus                                           285,486          285,486
   Retained earnings                                         391,840          363,702
     Total common stockholder's equity                       783,138          755,000
   Cumulative preferred stock                                 16,681           16,681
   Company-obligated mandatorily
     redeemable preferred securities                         105,000          105,000
   Long-term debt                                            626,456          656,459
        Total capitalization                               1,531,275        1,533,140



 Current Liabilities:
   Securities due within one year                             56,010           26,010
   Notes payable                                             107,872          107,680
   Obligations under capital leases                           14,399           15,881
   Accounts payable:
     Affiliates                                               23,003           20,432
     Other                                                    48,922           53,424
   Taxes accrued                                              36,181           11,223
   Interest accrued                                           11,278           19,192
   Vacations accrued                                           4,887            5,172
   Other                                                      14,352           12,052
        Total current liabilities                            316,904          271,066



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                     467,426          473,268
   Three Mile Island Unit 2 future costs                     108,797          107,652
   Unamortized investment tax credits                         41,345           42,095
   Nuclear fuel disposal fee                                  14,594           14,406
   Regulatory liabilities                                     31,099           31,694
   Other                                                      65,473           61,744
        Total deferred credits and other liabilities         728,734          730,859


 Commitments and Contingencies (Note 1)



        Total Liabilities and Capital                     $2,576,913       $2,535,065



 The accompanying notes are an integral part of the consolidated financial statements.




                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                            Consolidated Statements of Income
                                       (Unaudited)
                                                               In Thousands
                                                               Three Months
                                                              Ended March 31,
                                                          1997             1996
 Operating Revenues                                     $289,753         $269,329

 Operating Expenses:
   Fuel                                                   46,223           44,295
   Power purchased and interchanged:
     Affiliates                                            1,652            1,357
     Others                                               54,128           60,112
   Deferral of energy costs, net                            -              (3,146)
   Other operation and maintenance                        53,888           59,899
   Depreciation and amortization                          25,696           22,632
   Taxes, other than income taxes                         18,797           15,930
      Total operating expenses                           200,384          201,079

 Operating Income Before Income Taxes                     89,369           68,250
   Income taxes                                           30,513           21,590
 Operating Income                                         58,856           46,660

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                             38              183
   Other income/(expense), net                               145             (861)
   Income taxes                                              (69)              (2)
      Total other income and deductions                      114             (680)

 Income Before Interest Charges and
   Dividends on Preferred Securities                      58,970           45,980

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                             12,115           12,631
   Other interest                                          1,999            1,020
   Allowance for borrowed funds used
     during construction                                    (335)            (483)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                       2,297            2,297
      Total interest charges and dividends
        on preferred securities                           16,076           15,465

 Net Income                                               42,894           30,515
   Preferred stock dividends                                 144              386
 Earnings Available for Common Stock                    $ 42,750         $ 30,129






 The accompanying notes are an integral part of the consolidated financial statements.




                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                             Ended March 31,
                                                            1997         1996
 Operating Activities:
   Net income                                            $  42,894    $  30,515
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          24,736       22,207
     Amortization of property under capital leases           2,108        2,191
     Nuclear outage maintenance costs, net                     686          742
     Deferred income taxes and investment tax
       credits, net                                            523        1,997
     Deferred energy costs, net                               -          (3,342)
     Allowance for other funds used
       during construction                                     (38)        (183)
   Changes in working capital:
     Receivables                                           (29,105)       2,933
     Materials and supplies                                 (4,613)        (475)
     Special deposits and prepayments                       (7,007)     (28,705)
     Payables and accrued liabilities                       18,979      (12,510)
   Other, net                                               (5,622)       2,345
      Net cash provided by operating activities             43,541       17,715

 Investing Activities:
   Cash construction expenditures                          (19,488)     (28,529)
   Contributions to decommissioning trusts                  (1,316)      (1,316)
   Other, net                                                 -            (992)
      Net cash used for investing activities               (20,804)     (30,837)

 Financing Activities:
   Increase in notes payable, net                              192       61,371
   Retirement of long-term debt                               -         (25,000)
   Capital lease principal payments                         (2,149)      (2,024)
   Dividends paid on common stock                          (15,000)     (20,000)
   Dividends paid on preferred stock                          (174)        (384)
      Net cash provided/(required)
        by financing activities                            (17,131)      13,963

 Net increase in cash and temporary
   cash investments from above activities                    5,606          841
 Cash and temporary cash investments, beginning of year       -           1,367
 Cash and temporary cash investments, end of period      $   5,606    $   2,208

 Supplemental Disclosure:
   Interest paid                                         $  23,722    $  23,539
   Income taxes paid                                     $   2,347    $   2,900
   New capital lease obligations incurred                $     379    $     255





 The accompanying notes are an integral part of the consolidated financial statements.

                                           18

 GPU, Inc. and Subsidiary Companies


               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of these three electric utilities are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc.
 (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. which primarily develop, own and operate generation, transmission and distribution facilities and supply businesses in the United States and in foreign countries. Collectively, these are referred to as the "GPU International Group." Other wholly owned subsidiaries of GPU, Inc. are GPU Advanced Resources (GPU AR), a nonregulated subsidiary formed to engage in telecommunications services, energy services and retail energy sales; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

      The Notes to Consolidated Financial Statements are presented below on a combined basis for all of GPU, Inc., JCP&L, Met-Ed and Penelec.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The GPU Energy companies have made investments in three major nuclear projects--TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At March 31, 1997 and December 31, 1996, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           March 31, 1997

           JCP&L                    $151          $748
           Met-Ed                    291            -
           Penelec                   143            -
             Total                  $585          $748

 GPU, Inc. and Subsidiary Companies


                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           December 31, 1996

           JCP&L                    $154          $766
           Met-Ed                    297            -
           Penelec                   146            -
             Total                  $597          $766

     The GPU Energy companies' net investment in TMI-2 at March 31, 1997 and December 31, 1996 was $87 million and $90 million, respectively (JCP&L $78 million and $81 million, respectively; Met-Ed $1 million and $1 million, respectively; Penelec $8 million and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

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

     In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in about 2000. Management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs. JCP&L plans to propose these options to the New Jersey Board of Public Utilities (NJBPU) as part of its July 1997 restructuring filing (See Competitive Environment, Management's Discussion and Analysis).

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. A cleanup program was completed in 1990, and after receiving Nuclear

 GPU, Inc. and Subsidiary Companies


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

 GPU, Inc. and Subsidiary Companies


     Based on the above, GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the Department of Energy (DOE).

     In 1990, the GPU Energy companies submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. Under the NRC regulations, the funding targets (in 1997 dollars) are as follows:

                                               (in millions)
                                                               Oyster
                                         TMI-1      TMI-2      Creek

 JCP&L                                   $ 43       $ 69       $224
 Met-Ed                                    86        137          -
 Penelec                                   43         68          -
   Total                                 $172       $274       $224

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

   In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The retirement cost estimates under the site-specific studies are as follows (in 1997 dollars):

 GPU, Inc. and Subsidiary Companies


                                               (in millions)
                                                               Oyster
 GPU                                     TMI-1      TMI-2      Creek

 Radiological decommissioning            $315       $383       $371
 Nonradiological cost of removal           78         35 *       35
   Total                                 $393       $418       $406

 * Net of $7.5 million spent as of March 31, 1997.

                                               (in millions)
                                                               Oyster
 JCP&L                                   TMI-1      TMI-2      Creek

 Radiological decommissioning            $ 79       $ 96       $371
 Nonradiological cost of removal           20          9 *       35
   Total                                 $ 99       $105       $406

 * Net of $1.9 million spent as of March 31, 1997.

                                          (in millions)
 Met-Ed                                  TMI-1      TMI-2

 Radiological decommissioning            $157       $191
 Nonradiological cost of removal           39         17 *
   Total                                 $196       $208

 * Net of $3.7 million spent as of March 31, 1997.

                                          (in millions)
 Penelec                                 TMI-1      TMI-2

 Radiological decommissioning            $ 79       $ 96
 Nonradiological cost of removal           19          9 *
   Total                                 $ 98       $105

 * Net of $1.9 million spent as of March 31, 1997.

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

     The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Currently, the GPU Energy companies are collecting retirement costs which are less than the retirement cost estimates in the 1995 site-specific studies, and they do not intend to increase these accruals until increased collections from customers are obtained. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified

 GPU, Inc. and Subsidiary Companies


 as Nuclear Decommissioning Trusts, at Market on the Consolidated Balance Sheets. Accounting for retirement costs may change based upon the Financial Accounting Standards Board (FASB) Exposure Draft discussed below.

     The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. For TMI-2, a liability has already been recognized, based on the 1995 site-specific study (in 1997 dollars) since the plant is no longer operating (see TMI-2). The effective date of this accounting change could be as early as January 1, 1998.

 TMI-1 and Oyster Creek:

     The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The Stipulation of Final Settlement approved by the NJBPU in March 1997 allows for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates. (See discussion of Stipulation of Final Settlement in Rate Matters, Management's Discussion and Analysis.)

     The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed.

     The amounts charged to depreciation expense for the first quarter of 1997 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Amount expensed for the three
  months ended March 31, 1997:
   JCP&L                                 $  1       $  3
   Met-Ed                                   2          -
   Penelec                                  1          -
                                         $  4       $  3

 GPU, Inc. and Subsidiary Companies


                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Accumulated depreciation
  provision at March 31, 1997:
   JCP&L                                 $ 31       $181
   Met-Ed                                  54          -
   Penelec                                 22          -
                                         $107       $181

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

 TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of March 31, 1997 and December 31, 1996 are as follows:

                                                  (in millions)

                                    GPU         JCP&L      Met-Ed      Penelec

 March 31, 1997                     $435        $109       $217        $109
 December 31, 1996                  $431        $108       $215        $108

 These amounts are based upon the 1995 site-specific study estimates (in 1997 and 1996 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $17 million (JCP&L $4 million; Met-Ed $9 million; Penelec $4 million) as of March 31, 1997 and December 31, 1996, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

     Offsetting the $435 million liability at March 31, 1997 is $269 million (JCP&L $43 million; Met-Ed $147 million; Penelec $79 million) which is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Consolidated Balance Sheets, and $185 million (JCP&L $75 million; Met-Ed $78 million; Penelec $32 million) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts, at Market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense in the first quarter of 1997 amounted to $3 million (JCP&L $782 thousand; Met-Ed $2,471 thousand; Penelec $242 thousand).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Stipulation of Final Settlement approved by the NJBPU in March 1997

 GPU, Inc. and Subsidiary Companies


 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

     At March 31, 1997 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $68 million (JCP&L $17 million, Met-Ed $34 million; Penelec $17 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1997 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $68 million accident-related portion referred to above.

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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could

 GPU, Inc. and Subsidiary Companies


 result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Energy companies are also subject to retrospective premium assessments of up to $53 million (JCP&L $32 million; Met-Ed $14 million; Penelec $7 million) in any one year under insurance policies applicable to nuclear operations and facilities.

     The GPU Energy companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after a 17 week waiting period at $3.5 million per week, and after 23 weeks of an outage, continues for three years beginning at $1.8 million and $2.6 million per week for the first year for Oyster Creek and TMI-1, respectively, decreasing to 80% of such amounts for years two and three.


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

     In 1996, FERC issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a PaPUC-approved competitive transition charge, subject to certain conditions, including that utilities attempt to mitigate these costs. In 1997, the NJBPU released Phase II of the New Jersey Energy Master Plan (NJEMP), which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs

 GPU, Inc. and Subsidiary Companies


 associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs. There can be no assurance as to the extent that stranded costs will be recoverable. The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Decommissioning costs, for which a liability may have to be recorded (See Nuclear Plant Retirement Costs), and corresponding regulatory asset for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Competitive Environment, Management's Discussion and Analysis).

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

                          Payments Under NUG Agreements
                                  (in Millions)

                               Total       JCP&L       Met-Ed      Penelec

    *  1994                      $528        $304        $101        $123
    *  1995                       670         381         131         158
    *  1996                       739         370         177         192
   **  1997                       702         351         157         194
       1998                       691         340         152         199
       1999                       706         344         152         210
       2000                       804         347         196         261
       2001                       873         353         225         295

 *   Actual.

 ** The 1997 amounts consist of actual payments through March 31, 1997 and estimated payments for the remainder of the year.

     As of March 31, 1997, facilities covered by agreements having 1,652 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 400 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

 GPU, Inc. and Subsidiary Companies


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

     In April 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs request the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. Met-Ed and Penelec have targeted a total of $1 billion to carry out the buyout or buydown of these contracts, which amount may be modified based on the proposals received. Met-Ed and Penelec plan to fund the cash payments through the issuance of PaPUC approved securitized transition bonds (See Competitive Environment, Management's Discussion and Analysis). To the extent there are winning bidders, they are expected to be notified in the second quarter of 1997, and payments are expected to be made in the first half of 1998.

     JCP&L has contracts through 2002 to purchase between 5,100 GWH and 5,200 GWH of electric generation per year at prices which are estimated to escalate approximately 1.2% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 4,700 GWH and 5,100 GWH of electric generation per year at an average annual cost of $369 million. The prices during this period are estimated to escalate approximately 1.5% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 865 GWH in 2014. The contract unit cost is estimated to escalate approximately 4.0% annually from 2009 through 2014, with a total average annual cost of $193 million during this period. All of JCP&L's contracts will have expired by the end of 2017. During this entire period, the NUG fuel mix averages approximately 95% natural gas.

 GPU, Inc. and Subsidiary Companies


     Met-Ed has contracts through 1999 to purchase between 2,000 GWH and 2,100 GWH of electric generation per year at prices which are estimated to escalate approximately 0.6% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 2,900 GWH and 4,300 GWH of electric generation per year at an average annual cost of $241 million. The prices during this period are estimated to escalate approximately 2.5% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,500 GWH and 1,900 GWH of electric generation per year at an average annual cost of $169 million. During this period, the prices are estimated to escalate approximately 3.4% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2015; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix averages approximately 50% to 75% coal/waste coal.

     Penelec has contracts through 2000 to purchase between 3,000 GWH and 4,000 GWH of electric generation per year at prices which are estimated to escalate approximately 1.4% annually on a unit cost basis during this period. From 2001 through 2008, Penelec has contracts to purchase between 3,900 GWH and 5,000 GWH of electric generation per year at an average annual cost of $297 million. The prices during this period are estimated to escalate approximately 1.5% annually on a unit cost basis. From 2009 through 2017, purchases decline from approximately 3,000 GWH to approximately 1,500 GWH in 2017. The contract unit cost is estimated to escalate approximately
 3.4% annually from 2009 through 2017, with a total average annual cost of $211 million during this period. After 2017, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix averages approximately 65% to 95% coal/waste coal.

     In February 1997, Met-Ed and Penelec entered into restructured power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. The restructured power purchase agreements are subject to PaPUC approval. Met-Ed has paid a total of $63.5 million to previous developers and AES to terminate the original power purchase agreements. If the restructured power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $28 million and $8.3 million, respectively.

     Penelec has entered into a restructured power purchase agreement with the developer of a proposed 80 MW coal-fired cogeneration facility. The restructured power purchase agreement is subject to PaPUC approval. Penelec has paid the developer $11.7 million to terminate the original power purchase agreement. Penelec has agreed to pay the developer up to an additional $5 million, if the PaPUC does not approve the agreement or issues an order that is not acceptable to Penelec.

     This discussion of "Nonutility Generation Agreements" contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

 GPU, Inc. and Subsidiary Companies


     The GPU Energy companies have been granted recovery of their NUG costs (including certain buyout costs) from customers by the PaPUC and NJBPU and expect to continue to pursue such recovery. Although the recently enacted legislation in Pennsylvania and the Energy Master Plan in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Competitive Environment, Management's Discussion and Analysis for additional discussion.)

 Regulatory Assets and Liabilities:

     Regulatory Assets and Regulatory Liabilities, as reflected in the March 31, 1997 and December 31, 1996 Consolidated Balance Sheets in accordance with the provisions of FAS 71, "Accounting for the Effects of Certain Types of Regulation", were as follows:

 GPU                                                 Assets (in thousands)
                                                   March 31,    December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  524,045     $  527,385
 TMI-2 deferred costs                                355,852        356,517
 Nonutility generation contract buyout costs         239,568        242,481
 Unamortized property losses                         105,166        100,310
 Other postretirement benefits                        80,599         76,569
 Environmental remediation                            86,975         78,136
 N.J. unit tax                                        44,399         45,877
 Unamortized loss on reacquired debt                  44,123         45,378
 Load and demand-side management programs             35,853         40,770
 N.J. low-level radwaste disposal                     35,333         37,525
 DOE enrichment facility decommissioning              35,026         36,352
 Nuclear fuel disposal fee                            21,653         21,552
 Storm damage                                         20,028         20,226
 Other                                                26,508         24,194
      Total                                       $1,655,128     $1,653,272


                                                  Liabilities (in thousands)
                                                    March 31,    December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    86,046    $   87,735
 Other                                                  4,580         2,080
      Total                                       $    90,626    $   89,815

 GPU, Inc. and Subsidiary Companies


 JCP&L                                               Assets (in thousands)
                                                   March 31,    December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  142,968     $  142,726
 TMI-2 deferred costs                                121,308        126,448
 Nonutility generation contract buyout costs         139,000        139,000
 Unamortized property losses                          99,726         94,767
 Other postretirement benefits                        45,603         44,024
 Environmental remediation                            57,991         55,285
 N.J. unit tax                                        44,399         45,877
 Unamortized loss on reacquired debt                  30,839         31,469
 Load and demand-side management programs             35,853         40,770
 N.J. low-level radwaste disposal                     35,333         37,525
 DOE enrichment facility decommissioning              22,129         23,150
 Nuclear fuel disposal fee                            23,548         23,319
 Storm damage                                         20,028         20,226
 Other                                                 6,235          4,975
      Total                                       $  824,960     $  829,561


                                                  Liabilities (in thousands)
                                                    March 31,    December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    31,729    $   32,567
 Other                                                  3,392           683
      Total                                       $    35,121    $   33,250


 Met-Ed                                              Assets (in thousands)
                                                   March 31,    December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  172,488     $  174,636
 TMI-2 deferred costs                                148,158        144,782
 Nonutility generation contract buyout costs          83,868         86,781
 Unamortized property losses                           3,004          3,113
 Other postretirement benefits                        34,996         32,545
 Environmental remediation                             4,121          2,575
 Unamortized loss on reacquired debt                   5,911          6,223
 DOE enrichment facility decommissioning               8,598          8,801
 Nuclear fuel disposal fee                            (1,345)        (1,282)
 Other                                                 4,870          4,209
      Total                                       $  464,669     $  462,383

 GPU, Inc. and Subsidiary Companies


                                                  Liabilities (in thousands)
                                                    March 31,    December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    23,166    $   23,486
 Other                                                  2,672         2,495
      Total                                       $    25,838    $   25,981


 Penelec                                             Assets (in thousands)
                                                   March 31,    December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  208,589     $  210,023
 TMI-2 deferred costs                                 86,386         85,287
 Nonutility generation contract buyout costs          16,700         16,700
 Unamortized property losses                           2,436          2,430
 Environmental remediation                            24,863         20,276
 Unamortized loss on reacquired debt                   7,373          7,686
 DOE enrichment facility decommissioning               4,299          4,401
 Nuclear fuel disposal fee                              (550)          (485)
 Other                                                16,835         16,120
      Total                                       $  366,931     $  362,438


                                                  Liabilities (in thousands)
                                                    March 31,    December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    31,151    $   31,682
 Other                                                    (52)           12
      Total                                       $    31,099    $   31,694


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the GPU Energy companies' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1997 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 Nonutility generation contract buyout costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation, in Management's Discussion and Analysis).

 Unamortized property losses: Consists mainly of costs associated with JCP&L's Forked River project, which are included in rates.

 GPU, Inc. and Subsidiary Companies


 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which are deferred in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises."

 Environmental remediation: Consists of amounts related to the investigation and remediation of several manufactured gas plant sites formerly owned by JCP&L, as well as several other JCP&L sites; Penelec's Seward station property; and future closure costs of various ash disposal sites for the GPU Energy companies. For additional information, see the Environmental Matters section.

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

     Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the Consolidated Balance Sheets, are separately disclosed in the Nuclear Plant Retirement Costs section.

 Accounting Matters:

     Historically, electric utility rates have been based on a utility's costs. As a result, the GPU Energy companies account for the economic effects of cost-based ratemaking regulation under the provisions of FAS 71. FAS 71 requires regulated entities, in certain circumstances, to defer as regulatory assets, the impact on operations of costs expected to be recovered in future

 GPU, Inc. and Subsidiary Companies


 rates. GPU has recorded on the Consolidated Balance Sheets $1.7 billion (JCP&L $825 million; Met-Ed $465 million; Penelec $367 million) in regulatory assets in accordance with FAS 71 (See Regulatory Assets and Liabilities section of Competition and the Changing Regulatory Environment).

     FAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71", applies when a utility fails to continue to meet the provisions of FAS 71. Although the GPU Energy companies currently believe they meet the requirements for continued application of FAS 71, in the event that either all or a portion of their operations are no longer subject to FAS 71 provisions, the related regulatory assets, net of regulatory liabilities, would have to be written off and charged to expense. In addition, any above market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. The experience gained from the deregulation of the telecommunications industry indicates that substantial write-offs may result with the discontinuation of FAS 71.

     FAS 121, "Accounting for the Impairment of Long-Lived Assets," requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a writedown. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. FAS 121 also requires the recognition of impairment losses when the carrying amounts of those assets are greater than the estimated cash flows expected to be generated from the use and eventual disposition of the assets. The effects of FAS 121 have not been material to GPU's results of operations. However, as GPU enters a more competitive environment, some assets could be subject to impairment, thereby necessitating writedowns, which could have a material adverse effect on GPU's results of operations and financial condition.

     In response to the continuing deregulation of the electric utility industry, the U.S. Securities and Exchange Commission (SEC) has questioned the continued applicability of FAS 71 by California investor-owned utilities with respect to their electric generation operations. The GPU Energy companies believe that the SEC's concern may also apply to them since retail access legislation has been enacted in Pennsylvania and proposed in New Jersey. In the event that the application of FAS 71 is discontinued for electric generation operations, a noncash write-off of previously established regulatory assets and liabilities related to the affected operations would be required. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets," including a write-off of any loss from the divestiture or abandonment of generation assets. The amount of any write-offs could have a material adverse effect on GPU's results of operations and financial condition.

     The FASB's Emerging Issues Task Force has agreed to address this issue during the second quarter of 1997. At this time, GPU is unable to determine when and to what extent FAS 71 will no longer be applicable.

 GPU, Inc. and Subsidiary Companies


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

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies expect to spend up to $277 million (JCP&L $46 million; Met-Ed $117 million; Penelec $114 million) for air pollution control equipment by the year 2000, of which approximately $241 million (JCP&L $43 million; Met-Ed $96 million; Penelec $102 million) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $17 million (JCP&L $1 million; Met-Ed $9 million; Penelec $7 million) (included in the above total), beginning in 1997, to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard (NAAQS) for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, the EPA has recently proposed changes to the NAAQS for ozone, particulate matter and regional haze. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred.

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

 GPU, Inc. and Subsidiary Companies


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

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. Penelec currently estimates that the remediation of the Seward station property will range from $12 to $20 million and has a recorded liability of $12 million at March 31, 1997. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec will seek, and expects, recovery of these remediation costs in its restructuring plan to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at March 31, 1997.

     The GPU Energy companies are required to submit applications for re-permitting seven operating ash disposal sites to the PaDEP by July 1997, including projected site closure procedures and related cost estimates. Applications have been filed with the PaDEP for all of these sites. The cost estimates for the closure of these sites range from approximately $15 million to $29 million, and a liability of $15 million (JCP&L $1 million; Met-Ed $4 million; Penelec $10 million) is reflected on the Consolidated Balance Sheets at March 31, 1997. JCP&L's share of these costs is deferred based on past rate recovery precedent, and Penelec and Met-Ed expect recovery through their restructuring plans to be filed with the PaPUC (see Competitive Environment, Management's Discussion and Analysis). As a result, a regulatory asset of $15 million is reflected on the Consolidated Balance Sheets at March 31, 1997.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 1997, JCP&L has spent approximately $26 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $45 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in

 GPU, Inc. and Subsidiary Companies


 excess of $45 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In March 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement (See Rate Matters section, Management's Discussion and Analysis). At March 31, 1997, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $52 million, which included approximately $45 million related to expected future costs and approximately $7 million for past remediation expenditures in excess of collections from customers (including interest) (See Regulatory Assets and Liabilities).

     JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery has begun in this case.


                       OTHER COMMITMENTS AND CONTINGENCIES

 GPU International Group:

     At March 31, 1997, the GPU International Group had investments totaling approximately $790 million in facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPU International Group in Management's Discussion and Analysis).

     At March 31, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $211 million; GPU, Inc. has also guaranteed up to an additional $857 million of GPU International Group obligations. Of this amount, $656 million is included in Long-term debt on GPU's Consolidated Balance Sheet at March 31, 1997; $30 million relates to a GPU International, Inc. revolving credit agreement; and $171 million relates to various other obligations of the GPU International Group.

     Niagara Mohawk Power Corporation (NIMO) has filed with the New York
 Public Service Commission a proposed restructuring plan that it claims may be needed to avoid seeking reorganization under Chapter XI of the Bankruptcy Code. GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with NIMO with an aggregate book value of approximately $34 million. In March 1997, NIMO and 19 independent power producers (IPP), including the GPU International Group, agreed in principle to restructure or terminate their 44 power purchase agreements. NIMO is offering $3.6 billion in cash and/or debt securities, and 46 million shares of NIMO common stock to either restructure or terminate these power purchase agreements. The specific terms of restructured contracts that may be executed will be negotiated separately with each IPP.

 GPU, Inc. and Subsidiary Companies


     Parties to the agreement must still resolve a number of important issues and final resolution will require the execution of separate agreements for each project; approval by NIMO shareholders, the New York Public Service Commission, and other state and federal agencies; third party consents; successful financing by NIMO; and resolution of certain tax issues. The parties are attempting to complete the transactions by the end of 1997. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated an action in federal court seeking to invalidate numerous NUG contracts, including the three GPU International, Inc. projects discussed above. GPU International, Inc. has filed motions to dismiss the complaint. There can be no assurance as to the outcome of these proceedings.

     The Labour Party in the United Kingdom has proposed a windfall tax on privatized utilities and other companies as part of its election campaign platform. General elections in the United Kingdom are scheduled to be held on May 1, 1997. If the Labour Party wins the general election, and the tax is enacted as currently proposed, a charge to Midlands' earnings, which is estimated to range from $110 million to $350 million (GPU's 50% share being $55 million to $175 million), would be recorded in 1997, perhaps as early as the second quarter. Due to the fact that (1) the Labour Party may not win the election; (2) the windfall tax may not be enacted as currently proposed; and
 (3) the amount of the proposed tax may change, there is no certainty that this tax, if levied, would be enacted as currently proposed.

 Other:

     GPU's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $402 million (JCP&L $185 million; Met-Ed $90 million; Penelec $120 million; Other $7 million) during 1997. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives.

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

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 745 MW in 1997, declining to 527 MW in 1999 and 345 MW in 2000, through the expiration of the final agreement in 2004. Payments pursuant to these agreements are estimated to be $145 million in 1997, $128

 GPU, Inc. and Subsidiary Companies


 million in 1998, $104 million in 1999, $84 million in 2000 and $99 million in 2001.

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

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing, and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through March 31, 1997, $6 million has been paid. As a result, at March 31, 1997, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section.)

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

 GPU, Inc. and Subsidiary Companies


     Many of GPU's computer systems must be modified due to certain programming limitations in recognizing dates beyond 1999. GPU currently estimates that it will cost approximately $20 million to $35 million to modify these systems. These costs will be expensed as incurred.

     As of March 31, 1997, approximately 53% of GPU's workforce was represented by unions for collective bargaining purposes. Met-Ed, Penelec and JCP&L's collective bargaining agreements expire in 1997, 1998 and 1999, respectively.

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

 GPU, Inc. and Subsidiary Companies


     Summarized financial information for the GPU International Group's equity investments (which are not consolidated in the financial statements), including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:

                                               March 31,         December 31,
 Balance Sheet Data (in thousands)                1997               1996

 Current Assets                               $   953,689        $ 1,016,730
 Noncurrent Assets                              5,520,004          5,761,593
 Current Liabilities                           (1,094,488)        (1,207,038)
 Noncurrent Liabilities                        (3,982,047)        (4,080,475)
 Net Assets                                   $ 1,397,158        $ 1,490,810

 GPU International Group's
   Equity in Net Assets                       $   689,773        $   735,763


                                                For the Three Months Ended
                                               March 31,           March 31,
 Earnings Data (in thousands)                     1997                1996

 Revenues                                     $ 1,824,884        $   173,020
 Operating Income                             $   185,828        $    32,482
 Net Income                                   $    48,145        $         3

 GPU International Group's
   Equity in Net Income/(Loss)                $    32,227        $      (645)

     As of March 31, 1997 and December 31, 1996, the amount of investments accounted for under the equity method included goodwill, net of accumulated amortization, of approximately $23.7 million and $23.8 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense amounted to $0.1 million and $0.2 million for the three months ended March 31, 1997 and 1996, respectively.

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

 GPU, Inc. and Subsidiary Companies


        COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of these three electric utilities are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc.
 (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc., which primarily develop, own and operate generation, transmission and distribution facilities and supply businesses in the United States and in foreign countries. Collectively, these are referred to as the "GPU International Group." GPU Service, Inc. provides certain legal, accounting, financial and other services to the GPU companies. In February 1997, GPU formed GPU Advanced Resources, Inc. (GPU AR) to engage in telecommunications services, energy services and retail energy sales. All of these companies considered together are referred to as "GPU."


                            GPU RESULTS OF OPERATIONS

     GPU's earnings for the first quarter ended March 31, 1997 were $155.0 million, or $1.28 per share, compared to 1996 first quarter earnings of $108.3 million, or $0.90 per share.

     The increase in earnings was due primarily to higher GPU International Group income, resulting mainly from the May 1996 acquisition of Midlands Electricity plc (Midlands); the recording of step increases in operating revenue by Met-Ed and Penelec as a result of including their energy cost rates
 (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; and lower operation and maintenance expenses. Partially offsetting these items were certain charges in connection with the New Jersey Board of Public Utilities' (NJBPU) approval of a Stipulation of Final Settlement (Final Settlement) (See RATE MATTERS), and a gain on sale of securities in 1996. Also affecting the first quarter's results were lower weather related residential sales due to warmer winter weather this year as compared to last year, offset by increased industrial and commercial customer usage.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1997 increased 1.9% to $1.0 billion, as compared to the first quarter of 1996. The components of the changes are as follows:

 GPU, Inc. and Subsidiary Companies


 GPU RESULTS OF OPERATIONS (continued)

                                       (In Millions)

    Kilowatt-hour (KWH) revenues          $ 28.8
    Energy revenues                        (10.9)
    Other revenues                           1.2
         Increase in revenues             $ 19.1

 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to the step increases recorded by Met-Ed and Penelec from inclusion of their ECRs in base rates, and increased usage by commercial and industrial customers offset by the warmer winter weather in the first quarter of 1997 as compared to the first quarter of 1996. KWH revenues now includes Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Met-Ed and Penelec's energy and tax revenues for the prior year have been reclassified for comparative purposes.

 Energy revenues (JCP&L only)

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) billed to customers and expensed. The decrease was due primarily to a decrease in sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes, in the case of JCP&L.


 OPERATING EXPENSES:

 Power purchased and interchanged (PP&I)

     For JCP&L, changes in the energy component of PP&I expense do not significantly affect earnings since cost increases or decreases are passed through the LEAC. For Met-Ed and Penelec, such energy cost variances are no longer subject to deferred accounting. However, Met-Ed and Penelec's incremental nonutility generation (NUG) costs are being deferred, based on the Pennsylvania restructuring legislation (see COMPETITIVE ENVIRONMENT). Lower reserve capacity expense (which is a component of PP&I) contributed to earnings for the first quarter of 1997.

 Fuel and Deferral of energy costs, net

     Deferral of energy costs for 1997 only include amounts for JCP&L because Met-Ed and Penelec's ECRs were combined with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT). The cessation of deferred energy

 GPU, Inc. and Subsidiary Companies


 GPU RESULTS OF OPERATIONS (continued)

 accounting by Met-Ed and Penelec did not have a significant impact on earnings for the first quarter of 1997. For JCP&L, fuel and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance (O&M)

     The decrease in other O&M expenses for the three month period was due primarily to a decrease in winter storm repair work, and a decrease in insurance costs.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due primarily to additions to plant in service.

 Taxes, other than income taxes

     For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates, and are no longer subject to annual adjustment. Therefore, fluctuations in such taxes can impact earnings (see COMPETITIVE ENVIRONMENT).


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income/(expense) was due primarily to increased income at GPU Electric of approximately $24 million, mainly due to the inclusion of Midlands, partially offset by GPU International's sale of securities in the first quarter of 1996, which resulted in a gain of $9.5 million (pre tax).

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     The increase in other interest for the three month period was due primarily to higher short-term debt levels.

 GPU, Inc. and Subsidiary Companies


                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the first quarter ended March 31, 1997 were $55.2 million, compared to 1996 first quarter earnings of $50.9 million. The increase in earnings was due primarily to a reduction in purchased power and other O&M expenses, partially offset by lower weather-related residential sales and certain charges in connection with the NJBPU's approval of the Final Settlement (See RATE MATTERS).


 OPERATING REVENUES:

     Total revenues for the first quarter of 1997 decreased 3.6% to $510 million, as compared to the first quarter of 1996. The components of the changes are as follows:

                                       (In Millions)
    Kilowatt-hour revenues
      (excluding energy portion)          $ (5.5)
    Energy revenues                        (12.9)
    Other revenues                          (0.4)
         Decrease in revenues             $(18.8)

 Kilowatt-hour revenues

     The decrease in KWH revenues was due to reduced sales to residential customers due to warmer winter weather this year as compared to last year, partially offset by increased usage by existing commercial and industrial customers, and a slight increase in the number of residential and commercial customers. Also contributing to the decrease was a charge related to JCP&L's final settlement (see RATE MATTERS), representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed, and must be applied against customers' base rates.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The decrease in energy revenues was due primarily to a decrease in sales to other utilities, and to residential customers due to the warmer winter weather, partially offset by higher energy cost rates in effect.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 GPU, Inc. and Subsidiary Companies


 JCP&L RESULTS OF OPERATIONS (continued)

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) due to reduced purchases from Pennsylvania Power & Light contributed to earnings for the first quarter of 1997.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The decrease in other O&M expenses was primarily due to decreases in project expenses at Oyster Creek, and a decrease in storm and emergency related activity.

 Depreciation and amortization

     The increase in depreciation and amortization expense was due primarily to charges related to JCP&L's Final Settlement (see RATE MATTERS). One of the charges represents the portion of JCP&L's return on equity which exceeds the maximum amount allowed, and must be applied against JCP&L's stranded costs. The other charge represents an allowance for forecasted nuclear additions.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in other income, net was due largely to the first quarter 1996 write-off of $2.4 million of inventory in connection with the retirement of the Werner and Gilbert generating stations.

 GPU, Inc. and Subsidiary Companies


 JCP&L RESULTS OF OPERATIONS (continued)

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other Interest

     The increase in other interest expense is due to higher short-term debt levels.


                          MET-ED RESULTS OF OPERATIONS

     Met-Ed's earnings for the first quarter ended March 31, 1997 were $39.6 million, compared to 1996 first quarter earnings of $23.8 million. The increase in earnings was due primarily to the step increase in operating revenue resulting from the inclusion of the ECR in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also affecting the first quarter's results were lower weather related residential sales due to warmer winter weather this year as compared to last year, offset by increased usage by customers and lower operation and maintenance expenses.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1997 increased 7.4% to $255 million as compared to the first quarter of 1996. The components of the changes are as follows:

                                       (In Millions)

    Kilowatt-hour revenues                $ 16.9
    Other revenues                           0.7
         Increase in revenues             $ 17.6

 Kilowatt-hour revenues

     The increase in KWH revenues was due primarily to the step increase resulting from the inclusion of the energy cost rates in base rates, amounting to $13 million. Also contributing to the increase was increased usage by customers and a slight increase in the number of customers. Partially offsetting these items were lower weather related sales due to warmer winter weather this year as compared to last year, and reduced sales to other utilities.


 OPERATING EXPENSES:

 Fuel and Deferral of energy costs, net

     Effective January 1, 1997, Met-Ed no longer defers energy costs, due to the inclusion of the ECR in base rates and the cessation of deferred energy accounting.

 GPU, Inc. and Subsidiary Companies


 MET-ED RESULTS OF OPERATIONS (continued)

 Other operation and maintenance

     The decrease in other O&M expenses was due primarily to a reduction in storm and emergency related activity, and a decrease in property and liability insurance costs.

 Depreciation and amortization

     The increase in depreciation and amortization was due to additions to plant in service.

 Taxes, other than income taxes

     The increase in taxes other than income taxes was primarily due to the step increase from inclusion of the ECR in base rates, which resulted in increased accruals for Pennsylvania gross receipts tax, along with a corresponding increase in revenues. Such revenues are now included with KWH revenues, since the STAS is included with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT).


                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the first quarter ended March 31, 1997 were $42.8 million, compared to 1996 first quarter earnings of $30.1 million. The increase in earnings was due primarily to the step increase in operating revenue resulting from the inclusion of the energy cost rates in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also contributing to the increase were lower operation and maintenance expenses, and increased usage by customers. These items were partially offset by lower weather related residential sales due to warmer winter weather this year as compared to last year.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1997 increased 7.6% to $290 million, as compared to the first quarter of 1996. The components of the changes are as follows:

                                       (In Millions)

    Kilowatt-hour revenues                $ 17.4
    Other revenues                           3.0
         Increase in revenues             $ 20.4

 GPU, Inc. and Subsidiary Companies


 PENELEC RESULTS OF OPERATIONS (continued)

 Kilowatt-hour revenues

     The increase in KWH revenues was due primarily to the step increase resulting from the inclusion of the energy cost rates in base rates, amounting to $15 million; and increased usage by customers. Partially offsetting these items were lower weather related sales due to warmer winter weather this year as compared to last year, and reduced sales to other utilities.


 OPERATING EXPENSES:

 Power purchased and interchanged

     The decrease in PP&I is due to decreased purchases from other utilities and power marketers. Effective January 1, 1997, these energy cost variances are no longer subject to deferred accounting. However, incremental NUG costs are being deferred, based on the Pennsylvania restructuring legislation (see COMPETITIVE ENVIRONMENT).

 Fuel and Deferral of energy costs, net

     Effective January 1, 1997, Penelec no longer defers energy costs, due to the inclusion of the ECR in base rates and the cessation of deferred energy accounting.

 Other operation and maintenance

     The decrease in other O&M expenses was due to a reduction in pension and employee insurance costs, primarily a result of the reduced number of employees following the voluntary enhanced retirement program in 1996.

 Depreciation and amortization

     The increase in depreciation and amortization expense was due to additions to plant in service, and an increase in depreciation rates.

 Taxes, other than income taxes

     The increase in taxes other than income taxes was primarily due to the step increase from inclusion of the ECR in base rates, which resulted in increased accruals for Pennsylvania gross receipts tax, along with a corresponding increase in revenues. Such revenues are now included with KWH revenues, since the STAS is included with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT).

 GPU, Inc. and Subsidiary Companies


                             GPU INTERNATIONAL GROUP

     The GPU International Group develops, owns and operates electric generation, transmission and distribution facilities and supply businesses in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPU International Group has ownership interests in distribution and supply businesses in England and Australia, nine operating cogeneration plants in the U.S. totaling 873 MW (of which the GPU International Group's equity interest represents 261 MW) of capacity, and eleven operating generating facilities located in foreign countries totaling 2,620 MW (of which the GPU International Group's equity interest represents 527 MW) of capacity.

     The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in 5 generating facilities under construction totaling 3,172 MW (of which the GPU International Group's equity interest represents 816 MW) of capacity.

     At March 31, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $211 million; GPU, Inc. has also guaranteed up to an additional $857 million of GPU International Group obligations. GPU, Inc. has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies and exempt wholesale generators up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings, or approximately $1 billion. At March 31, 1997, GPU, Inc. had remaining authorization to finance an additional $44 million of such investments. A request to increase this limit to 100% of GPU's average consolidated retained earnings, or to approximately $2 billion at March 31, 1997, is pending.

     The Labour Party in the United Kingdom has proposed a windfall tax on privatized utilities and other companies as part of its election campaign platform. General elections in the United Kingdom are scheduled to be held on May 1, 1997. If the Labour Party wins the general election, and the tax is enacted as currently proposed, a charge to Midlands' earnings, which is estimated to range from $110 million to $350 million (GPU's 50% share being $55 million to $175 million), would be recorded in 1997, perhaps as early as the second quarter. Due to the fact that (1) the Labour Party may not win the election; (2) the windfall tax may not be enacted as currently proposed; and
 (3) the amount of the proposed tax may change, there is no certainty that this tax, if levied, would be enacted as currently proposed.

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

     For additional information on the GPU International Group's investments, see Note 2 to GPU's Consolidated Financial Statements.

 GPU, Inc. and Subsidiary Companies


                         LIQUIDITY AND CAPITAL RESOURCES

 Capital Needs

     GPU's cash construction expenditures for the three months ended March 31, 1997 were $80 million (JCP&L $43 million; Met-Ed $18 million; Penelec $19 million). Construction expenditures for the year are forecasted to be $402 million (JCP&L $185 million; Met-Ed $90 million; Penelec $120 million; Other $7 million), Expenditures for maturing obligations will total $179 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million; Other $3 million) in 1997. GPU and the GPU Energy companies estimate that a substantial portion of their 1997 capital needs will be satisfied through internally generated funds.

 Financing

       GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001 and up to seven million shares of additional common stock through 1998. GPU, Inc. has no current plans to issue these securities. Any sale of such securities will, among other things, depend upon future capital requirements and market conditions.

       As a result of Pennsylvania legislation (see Competitive Environment section), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other similar entity, and would use the proceeds to reduce capitalization and further mitigate stranded costs resulting from
 customer choice.   Met-Ed and Penelec plan to use securitization proceeds to
 fund any cash payments expected to be made under the NUG Request for Proposals
 (RFPs), should proposals materialize that are economically justified (See the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY
 PLAN). The timing and amount of any sale will depend upon PaPUC approval of restructuring plans, as well as market conditions. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

       The GPU Energy companies have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through various periods into 1997. In March 1997, JCP&L filed a request with the NJBPU to extend such authorization to June 1999. Met-Ed and Penelec also intend to seek regulatory approval in 1997 to extend their authorizations for a two year period. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $120 million, respectively, of which up to $100 million for each company may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

       In January 1997, JCP&L redeemed an aggregate of $54.2 million principal amount of FMBs, of which $24.2 million were redeemed prior to maturity.

       Met-Ed is planning to issue $13.7 million of tax-exempt FMBs through the Indiana County Industrial Development Authority in June 1997 to replace short-term financing currently in place, related to a solid waste disposal facility at the jointly owned Conemaugh station.

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

 Capitalization

     On April 3, 1997, the quarterly dividend on GPU, Inc.'s common stock was increased by 3.1% to an annualized rate of $2.00 per share. The dividend is payable May 28, 1997 to shareholders of record April 25, 1997.


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

     Met-Ed and Penelec are scheduled to file their respective restructuring plans with the PaPUC on June 2, 1997. The PaPUC is required to conduct public hearings prior to its approval of these plans.

     The legislation provides utilities the opportunity to reduce their stranded costs through the issuance of transition bonds with maturities of up to 10 years. The sale proceeds could be used to buy out or buy down

 GPU, Inc. and Subsidiary Companies


 uneconomic NUG contracts, to reduce capitalization, or both. Principal and interest payments on the bonds would be paid by all distribution service customers through a nonbypassable intangible transition charge. Reduced financing costs associated with the sale of transition bonds would be used to provide rate reductions for all customers. In order to securitize stranded costs, each Pennsylvania utility is required to file with the PaPUC for a qualified rate order. Met-Ed and Penelec expect to file for such rate orders during 1997.

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

     As part of this restructuring, Met-Ed and Penelec filed, in December
 1996, tariff supplements requesting approval to, among other things, include their currently effective ECRs and STAS in base rates, effective for all bills rendered after January 1, 1997. In February 1997 the PaPUC approved this request. Since rates that can be charged to customers for generation are capped for up to nine years, Met-Ed and Penelec's future earnings are subject to market volatility. Increases or decreases in fuel costs are no longer subject to deferred accounting and are reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks. As a result of including their ECRs in base rates and the cessation of deferred energy accounting, both effective January 1, 1997, Met-Ed and Penelec experienced step increases in reported revenues totaling approximately $28 million (Met-Ed $13 million; Penelec $15 million) in the first quarter of 1997.

     In March 1997 a State Senator and several consumer groups filed a lawsuit with the Commonwealth Court of Pennsylvania challenging the constitutionality of the procedure used to enact the Pennsylvania restructuring legislation. The lawsuit asks the court to void the legislation and permanently enjoin the PaPUC from taking any action thereunder. There can be no assurance as to the outcome of this proceeding.

     The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania. These pilot programs shall include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. In March 1997, Met-Ed and Penelec filed with the PaPUC their plan for a pilot program that would offer approximately 51,000 (Met-Ed 23,000; Penelec 28,000) customers the ability to choose their electric generation supplier. The pilot program, which is subject to PaPUC approval, is anticipated to begin in the fourth quarter of 1997 and to be in effect for at least one year.

 GPU, Inc. and Subsidiary Companies


     In April 1997, the NJBPU issued its final findings and recommendations for restructuring the electric utility industry in New Jersey. The NJBPU intends to submit the plan to the Governor and the Legislature in May 1997 for their consideration . The NJBPU recommends, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. The NJBPU also recommends a near-term electric rate reduction of 5% to 10% with the phase in of retail competition, and combined with the effects of separate proposed legislation which modifies the state's energy tax policy, an aggregate rate reduction of at least 10% to 15% over time.

     The NJBPU proposes that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated will be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guarantee for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

     In addition, the NJBPU is proposing that beginning October 1998, utilities unbundle their rates to allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, who would be responsible for maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

     The NJBPU proposes requiring electric utilities in New Jersey to file by July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings. The NJBPU intends to complete its review of these filings by October 1998.

     In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in about 2000. Management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs. JCP&L plans to propose these options to the NJBPU as part of its July 1997 restructuring filing.

     JCP&L is seeking NJBPU approval of a one-year pilot program offering customers in Monroe Township, New Jersey a choice of their electric energy supplier. The pilot program is scheduled to begin in July 1997; customer education forums for township residents and businesses were held in March

 GPU, Inc. and Subsidiary Companies


 1997. At the end of the first year, Monroe Township will have the option of renewing the pilot. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

     In 1997, several bills were introduced in Congress providing for a comprehensive restructuring of the electric utility industry. These bills propose, among other things, retail choice for all utility customers beginning as early as January 1999, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935.

     In 1996, the GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements (including, among other things, establishing an ISO to operate the energy market and transmission system), that would create a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region.

     On February 28, 1997, the FERC issued an order directing PJM to adopt all recommendations proposed by the supporting PJM companies except with regard to congestion pricing, which the FERC ordered implementation of PECO Energy's proposal on an interim basis. The FERC has stated that it expects it will order PJM to adopt the supporting PJM companies' proposal on congestion pricing after certain issues are resolved concerning implementation of this proposal. Effective March 31, 1997, the PJM Power Pool converted to a limited liability corporation governed by an independent board of managers; an ISO is expected to eventually be formed to operate the PJM power pool.


                                  RATE MATTERS

     Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry. For additional information and related rate matters, see the Competitive Environment section.

     In 1996, the NJBPU approved a provisional settlement for a combined LEAC and Demand-Side Factor (DSF) increase of $27.9 million annually. The DSF is applied to customer rates so electric utilities can recover their demand-side management program costs, which include activities designed to improve efficiency in customer electricity use and load-management programs that reduce peak demand.

     Also in 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues. An Administrative Law Judge (ALJ) issued a decision recommending approval of the Final Settlement, but the NJBPU ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below (see The GPU Energy Companies' Supply Plan - Managing Nonutility Generation). In December 1996, the ALJ issued a further decision recommending that recovery of the Freehold buyout costs be approved, subject to possible revocation or modification, if it was determined that the project was not viable when it was

 GPU, Inc. and Subsidiary Companies


 bought out. In December 1996 an Addendum revising the Final Settlement was agreed upon by JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate. In January 1997, the NJBPU staff recommended that rate recovery of the Freehold buyout costs be permitted. On March 24, 1997, the NJBPU approved the Final Settlement, including the recovery of Freehold buyout costs. However, the Freehold cost recovery was granted on an interim basis, subject to refund, pending further review. Currently, no date has been set for this additional review.

     Provisions of the Final Settlement, as revised by the Addendum, include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $11 million in base rates. Base rates are frozen at that level until the year 2000, and the LEAC rate is frozen through the year 1999. The final settlement provides for the establishment of a remediation adjustment clause (RAC) for the recovery of manufactured gas plant remediation costs. JCP&L could seek a LEAC/DSF/RAC rate increase if the combined LEAC/DSF/RAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates, beginning in 1998, of all postretirement benefit costs recorded in accordance with Statement of Financial Accounting Standards No. 106 including amounts previously deferred and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological removal costs estimated in the 1995 site-specific studies performed for GPUN. Also, included in base rates is recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in 1996.

     The Final Settlement also provides for recovery through the LEAC of:
 (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement (such recovery is interim and is subject to refund, pending further review); and (2) $14 million of the $17 million buyout costs, over a two year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

     In addition, the Final Settlement resolves the NJBPU's generic proceeding regarding recovery of capacity costs associated with electric power purchases from NUG projects which the Division of the Ratepayer Advocate claimed to result in a double recovery. JCP&L is not required to refund any amounts previously collected. The Final Settlement provides annual allowances for the recovery of forecasted additions to nuclear plant. The Final Settlement also provides that if JCP&L's return on equity exceeds 12.2%, excluding demand-side management and nuclear performance incentives, the excess will be used to reduce both customer rates and certain regulatory assets.

 GPU, Inc. and Subsidiary Companies


                      THE GPU ENERGY COMPANIES' SUPPLY PLAN

 Managing Nonutility Generation

     The GPU Energy companies have contracts and anticipated commitments with NUG suppliers under which a total of 1,652 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 400 MW) of capacity are currently in service. For information on NUG costs, see the Competition and the Changing Regulatory Environment section of
 Note 1 to GPU's Consolidated Financial Statements.

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

     In 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates (Freehold), the developer of a proposed 110 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.1 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L has agreed to pay Freehold $125 million, of which $80 million has been paid through March 1997, and the remainder will be paid in 1998 and 1999. Associated with this buyout are certain payments to third parties, which could be material in amount. As part of the Final Settlement (see Rate Matters section), JCP&L has been granted recovery of buyout costs, on an interim basis, of up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period.

     In October 1996, JCP&L was named as a defendant in a breach of contract lawsuit against Freehold brought by Nestle Beverage Company (Nestle) in New Jersey Superior Court. Nestle is seeking damages of at least $75 million for Freehold's alleged breach of the steam sales agreement and approximately
 $412 million in damages against JCP&L for alleged unlawful interference with that agreement. Nestle has also requested punitive damages in an unspecified amount. JCP&L believes the claims against it are without merit (see Other Commitments and Contingencies section of Note 1 to GPU's Consolidated Financial Statements).

     In December 1996, Met-Ed and Penelec requested PaPUC approval to, among other things, include their currently effective ECRs in base rates including NUG buyout costs already in the ECR, effective January 1, 1997, and defer for future rate recovery NUG buyout costs not yet reflected in rates. The PaPUC has approved this request. For additional information, see the Competitive Environment section.

 GPU, Inc. and Subsidiary Companies


     In April 1997, Met-Ed and Penelec issued RFPs to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs request the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. Met-Ed and Penelec have targeted a total of $1 billion to carry out the buyout or buydown of these contracts, which amount may be modified based on the proposals received. Met-Ed and Penelec plan to fund the cash payments through the issuance of PaPUC approved securitized transition bonds (See Competitive Environment). To the extent there are winning bidders, they are expected to be notified in the second quarter of 1997, and payments are expected to be made in the first half of 1998.


                               ACCOUNTING MATTERS

     In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by California investor-owned utilities with respect to their electric generation operations. The GPU Energy companies believe that the SEC's concern may also apply to them, since retail access legislation has been enacted in Pennsylvania and proposed in New Jersey. In the event that the application of FAS 71 is discontinued for electric generation operations, a noncash write-off of previously established regulatory assets and liabilities related to the affected operations would be required. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets," including a write-off of any loss from a potential divestiture or abandonment of generation assets. The amount of any write-offs could have a material adverse effect on GPU's results of operations and financial condition. The FASB's Emerging Issues Task Force has agreed to address this issue during the second quarter of 1997.

     In March 1997, Statement of Financial Accounting Standards No. 128
 (FAS 128), "Earnings Per Share", was issued. FAS 128 requires a dual presentation of basic and diluted earnings per share for companies that have common stock equivalents, including GPU. The two earnings per share computations for GPU are not expected to be materially different from one another. FAS 128 will be effective for year-end 1997 reporting.

 GPU, Inc. and Subsidiary Companies


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

             (b) Reports on Form 8-K:

                 GPU, Inc.:

                 Dated April 2, 1997, under Item 5 (Other Events).

                 Dated April 11, 1997, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:

                 Dated April 2, 1997, under Item 5 (Other Events).

                 Dated April 11, 1997, under Item 5 (Other Events).

 GPU, Inc. and Subsidiary Companies


                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 GPU, INC.



 April 30, 1997                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 April 30, 1997                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                 METROPOLITAN EDISON COMPANY
                                 PENNSYLVANIA ELECTRIC COMPANY



 April 30, 1997                  By:   /s/ D. Baldassari
                                      D. Baldassari, President



 April 30, 1997                  By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Finance and Rates & Comptroller
                                      (Principal Accounting Officer)





                                                                    Exhibit 12A
                                                                    Page 1 of 2


                          GPU, INC. AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED


                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      1997            1996

 OPERATING REVENUES                                 $1,042,064      $1,022,934

 OPERATING EXPENSES                                    759,565         793,718
   Interest portion of rentals (A)                       5,958           6,391
   Fixed charges of service company
     subsidiaries (B)                                      690             896
       Net expense                                     766,213         801,005

 OTHER INCOME AND DEDUCTIONS:
   Allowance for funds used
     during construction                                 1,533           3,090
   Other income, net                                    24,503          10,309
   Fixed charges of the GPU
     International Group (C)                            10,964           1,647
       Total other income and deductions                37,000          15,046

 EARNINGS AVAILABLE FOR FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (excluding
   taxes based on income)                           $  312,851      $  236,975

 FIXED CHARGES:
   Interest on funded indebtedness                  $   57,615      $   48,958
   Other interest (D)                                   14,743          11,727
   Preferred stock dividends of
     subsidiaries on a pretax basis (F)                  5,360           6,901
   Interest portion of rentals (A)                       5,958           6,391
       Total fixed charges                          $   83,676      $   73,977

 RATIO OF EARNINGS TO FIXED CHARGES                       3.74            3.20

 RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (E)                      3.74            3.20





                                                                    Exhibit 12A
                                                                    Page 2 of 2


                          GPU, INC. AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED




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

 (D) Includes dividends on subsidiary-obligated mandatorily redeemable preferred securities of $7,222 and $7,222 for the three month periods ended March 31, 1997 and 1996, respectively.

 (E) GPU, Inc., the parent holding company, does not have any preferred stock outstanding, therefore, the ratio of earnings to combined fixed charges and preferred stock dividends is the same as the ratio of earnings to fixed charges.

 (F)   Calculation of preferred stock dividends of subsidiaries on a pretax basis is as follows:
                                                        Three Months Ended
                                                   March 31,          March 31,
                                                      1997               1996
 Income before provision for income taxes and
  preferred stock dividends of subsidiaries
  and gain on preferred stock reacquisition         $247,831           $184,473

 Income before preferred stock dividends of
  subsidiaries and gain on preferred stock
  reacquisition                                      158,465            112,461

 Pretax earnings ratio                                156.4%             164.0%

 Preferred stock dividends of subsidiaries             3,427              4,208

 Preferred stock dividends of subsidiaries on
  a pretax basis                                       5,360              6,901






                                                                     Exhibit 12B
                                                                     Page 1 of 2


             JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED


                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      1997            1996

 OPERATING REVENUES                                 $510,443        $529,274

 OPERATING EXPENSES                                  398,626         426,349
   Interest portion of rentals (A)                     2,695           2,762
       Net expense                                   395,931         423,587

 OTHER INCOME:
   Allowance for funds used
     during construction                                 734           2,156
   Other income, net                                   3,457           2,142
       Total other income                              4,191           4,298

 EARNINGS AVAILABLE FOR FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (excluding
   taxes based on income)                           $118,703        $109,985

 FIXED CHARGES:
   Interest on funded indebtedness                  $ 22,768        $ 22,514
   Other interest (B)                                  5,166           3,598
   Interest portion of rentals (A)                     2,695           2,762
       Total fixed charges                          $ 30,629        $ 28,874

 RATIO OF EARNINGS TO FIXED CHARGES                     3.88            3.81

 Preferred stock dividend requirement               $  3,162        $  3,586
 Ratio of income before provision for
   income taxes to net income (C)                      151.0%          148.8%
 Preferred stock dividend requirement
   on a pretax basis                                   4,775           5,336
 Fixed charges, as above                              30,629          28,874
       Total fixed charges and
         preferred stock dividends                  $ 35,404        $ 34,210

 RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS                        3.35            3.21





                                                                     Exhibit 12B
                                                                     Page 2 of 2


             JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED






 NOTES:

 (A) The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from Operating Expenses.

 (B) Includes dividends on company-obligated mandatorily redeemable preferred securities of $2,675 for the three month period ended March 31, 1997.

 (C) Represents income before provision for income taxes of $88,074 and $81,111 for the three month periods ended March 31, 1997 and 1996, respectively, divided by net income of $58,320 and $54,496, respectively for the same periods.





                                                                     Exhibit 12C
                                                                     Page 1 of 2


                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED


                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      1997            1996

 OPERATING REVENUES                                 $255,260        $237,688

 OPERATING EXPENSES                                  172,665         178,440
   Interest portion of rentals (A)                     1,155           1,179
       Net expense                                   171,510         177,261

 OTHER INCOME AND DEDUCTIONS:
   Allowance for funds used
     during construction                                 426             268
   Other income/(expense), net                           343             226
       Total other income and deductions                 769             494

 EARNINGS AVAILABLE FOR FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (excluding
   taxes based on income)                           $ 84,519        $ 60,921

 FIXED CHARGES:
   Interest on funded indebtedness                  $ 11,254        $ 11,467
   Other interest (B)                                  3,918           3,349
   Interest portion of rentals (A)                     1,155           1,179
       Total fixed charges                          $ 16,327        $ 15,995

 RATIO OF EARNINGS TO FIXED CHARGES                     5.18            3.81

 Preferred stock dividend requirement               $    121        $    236
 Ratio of income before provision for
   income taxes to net income (C)                      171.8%          186.9%
 Preferred stock dividend requirement
   on a pretax basis                                     208             441
 Fixed charges, as above                              16,327          15,995
       Total fixed charges and
         preferred stock dividends                  $ 16,535        $ 16,436

 RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS                        5.11            3.71





                                                                     Exhibit 12C
                                                                     Page 2 of 2


                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED






 NOTES:

 (A) The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from Operating Expenses.

 (B) Includes dividends on company-obligated mandatorily redeemable preferred securities of $2,250 for the three month periods ended March 31, 1997 and 1996, respectively.

 (C) Represents income before provision for income taxes of $68,192 and $44,926 for the three month periods ended March 31, 1997 and 1996, respectively, divided by net income of $39,685 and $24,037, respectively for the same periods.





                                                                     Exhibit 12D
                                                                     Page 1 of 2


                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED


                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      1997            1996

 OPERATING REVENUES                                 $289,753        $269,329

 OPERATING EXPENSES                                  200,384         201,079
   Interest portion of rentals (A)                     1,070           1,329
       Net expense                                   199,314         199,750

 OTHER INCOME AND DEDUCTIONS:
   Allowance for funds used
     during construction                                 373             666
   Other income/(expense), net                           145            (861)
       Total other income and deductions                 518            (195)

 EARNINGS AVAILABLE FOR FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (excluding
   taxes based on income)                           $ 90,957        $ 69,384

 FIXED CHARGES:
   Interest on funded indebtedness                  $ 12,115        $ 12,631
   Other interest (B)                                  4,296           3,317
   Interest portion of rentals (A)                     1,070           1,329
       Total fixed charges                          $ 17,481        $ 17,277

 RATIO OF EARNINGS TO FIXED CHARGES                     5.20            4.02

 Preferred stock dividend requirement               $    144        $    386
 Ratio of income before provision for
   income taxes to net income (C)                      171.3%          170.8%
 Preferred stock dividend requirement
   on a pretax basis                                     247             659
 Fixed charges, as above                              17,481          17,277
       Total fixed charges and
         preferred stock dividends                  $ 17,728        $ 17,936

 RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS                        5.13            3.87





                                                                     Exhibit 12D
                                                                     Page 2 of 2


                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
         STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED






 NOTES:

 (A) The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from Operating Expenses.

 (B) Includes dividends on company-obligated mandatorily redeemable preferred securities of $2,297 for the three month periods ended March 31, 1997 and 1996, respectively.

 (C) Represents income before provision for income taxes of $73,476 and $52,107 for the three month periods ended March 31, 1997 and 1996, respectively, divided by net income of $42,894 and $30,515, respectively for the same periods.
