Form 10-Q
period 1997-06-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1997-08-08
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1997

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


       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1997, was as follows:
                                                                       Shares
 Registrant                           Title                         Outstanding

 GPU, Inc.                            Common Stock, $2.50 par value 120,747,290
 Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
 Metropolitan Edison Company          Common Stock, no par value        859,500
 Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                  June 30, 1997

                                Table of Contents
                                                                   Page
 PART I - Financial Information

       Consolidated Financial Statements:

           GPU, Inc.
             Balance Sheets                                           3
             Statements of Income                                     5
             Statements of Cash Flows                                 6

           Jersey Central Power & Light Company
             Balance Sheets                                           7
             Statements of Income                                     9
             Statements of Cash Flows                                10

           Metropolitan Edison Company
             Balance Sheets                                          11
             Statements of Income                                    13
             Statements of Cash Flows                                14

           Pennsylvania Electric Company
             Balance Sheets                                          15
             Statements of Income                                    17
             Statements of Cash Flows                                18

       Combined Notes to Financial Statements                        19

       Combined Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                  45

 PART II - Other Information                                         67

 Signatures                                                          68

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

                 GPU, INC. AND SUBSIDIARY COMPANIES

                  Consolidated Balance Sheets

                                                                  In Thousands
                                                             June 30,      December 31,
                                                               1997            1996
                                                           (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                           $ 9,814,396      $ 9,646,380
   Less, accumulated depreciation                           3,854,660        3,704,026
     Net utility plant in service                           5,959,736        5,942,354
   Construction work in progress                              213,248          277,440
   Other, net                                                 177,686          168,029
        Net utility plant                                   6,350,670        6,387,823

 Other Property and Investments:
   GPU International Group investments, net                 1,028,009          924,397
   Nuclear decommissioning trusts, at market                  510,974          464,011
   Nuclear fuel disposal trust, at market                     103,508          101,661
   Other, net                                                  53,048           51,122
        Total other property and investments                1,695,539        1,541,191

 Current Assets:
   Cash and temporary cash investments                         44,928           31,604
   Special deposits                                            13,320           47,545
   Accounts receivable:
     Customers, net                                           256,933          270,844
     Other                                                     96,940           91,637
   Unbilled revenues                                          154,219          114,891
   Materials and supplies, at average cost or less:
     Construction and maintenance                             188,497          187,130
     Fuel                                                      46,678           40,207
   Deferred income taxes                                       25,830           32,148
   Prepayments                                                189,095           81,168
   Other                                                          271              -
        Total current assets                                1,016,711          897,174

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs                  353,119          356,517
     Income taxes recoverable through future rates            524,546          527,385
     Nonutility generation contract buyout costs              244,568          242,481
     Unamortized property losses                              103,497          100,310
     Other                                                    439,265          426,579
       Total regulatory assets                              1,664,995        1,653,272
   Deferred income taxes                                      335,643          332,828
   Other                                                      139,109          128,931
        Total deferred debits and other assets              2,139,747        2,115,031


        Total Assets                                      $11,202,667      $10,941,219


 The accompanying notes are an integral part of the consolidated financial statements.



                            GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets


                                                                   In Thousands
                                                             June 30,      December 31,
                                                               1997            1996
                                                           (Unaudited)
 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                           $   314,458      $   314,458
   Capital surplus                                            753,423          750,569
   Retained earnings                                        2,172,288        2,068,976
     Total                                                  3,240,169        3,134,003
   Less, reacquired common stock, at cost                      83,795           86,416
     Total common stockholders' equity                      3,156,374        3,047,587
   Cumulative preferred stock:
     With mandatory redemption                                 91,500          114,000
     Without mandatory redemption                              66,478           66,478
   Subsidiary-obligated mandatorily
     redeemable preferred securities                          330,000          330,000
   Long-term debt                                           3,229,688        3,177,016
        Total capitalization                                6,874,040        6,735,081



 Current Liabilities:
   Securities due within one year                             111,001          178,583
   Notes payable                                              442,664          265,547
   Obligations under capital leases                           148,282          143,818
   Accounts payable                                           351,888          354,819
   Taxes accrued                                               20,792           25,717
   Deferred energy                                             24,456           15,559
   Interest accrued                                            68,269           70,370
   Other                                                      262,694          282,193
        Total current liabilities                           1,430,046        1,336,606



 Deferred Credits and Other Liabilities:
   Deferred income taxes                                    1,572,487        1,562,979
   Unamortized investment tax credits                         128,070          133,572
   Three Mile Island Unit 2 future costs                      439,164          430,508
   Regulatory liabilities                                      91,419           89,815
   Other                                                      667,441          652,658
        Total deferred credits and other liabilities        2,898,581        2,869,532


 Commitments and Contingencies (Note 1)


        Total Liabilities and Capital                     $11,202,667      $10,941,219


 The accompanying notes are an integral part of the consolidated financial statements.

                                  GPU, INC. AND SUBSIDIARY COMPANIES

                                   Consolidated Statements of Income
                                              (Unaudited)

                                                                  In Thousands
                                                             (Except Per Share Data)
                                                      Three Months            Six Months
                                                     Ended June 30,         Ended June 30,
                                                     1997       1996       1997        1996
      Operating Revenues                          $ 927,264  $ 912,254  $1,969,328  $1,935,188

      Operating Expenses:
        Fuel                                         86,811     88,274     181,812     186,769
        Power purchased and interchanged            238,107    213,485     488,819     490,882
        Deferral of energy costs, net                   478      6,686       6,729       9,840
        Other operation and maintenance             239,023    241,756     438,628     468,353
        Depreciation and amortization               113,231     97,921     226,570     194,507
        Taxes, other than income taxes               81,746     83,294     176,403     174,783
           Total operating expenses                 759,396    731,416   1,518,961   1,525,134

      Operating Income Before Income Taxes          167,868    180,838     450,367     410,054
        Income taxes                                 38,894     46,085     127,234     114,095
      Operating Income                              128,974    134,753     323,133     295,959

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                  313      1,255         661       2,484
        Other income, net                             8,518      1,271      33,021      11,580
        Income taxes                                 (1,892)        57      (2,918)     (3,945)
           Total other income and deductions          6,939      2,583      30,764      10,119

      Income Before Interest Charges
        and Preferred Dividends                     135,913    137,336     353,897     306,078

      Interest Charges and Preferred Dividends:
        Interest on long-term debt                   45,721     45,996      91,858      92,608
        Other interest                               10,805      8,671      18,150      12,979
        Allowance for borrowed funds used
          during construction                        (1,258)    (1,962)     (2,443)     (3,823)
        Dividends on subsidiary-obligated mandatorily
          redeemable preferred securities             7,222      7,222      14,444      14,444
        Preferred stock dividends of subsidiaries     3,174      3,784       6,601       7,992
           Total interest charges and
             preferred dividends                     65,664     63,711     128,610     124,200

      Net Income                                  $  70,249  $  73,625  $  225,287  $  181,878

      Earnings Per Average Common Share           $     .58  $     .61  $     1.86  $     1.51

      Average Common Shares Outstanding             120,952    120,700     120,921     120,670

      Cash Dividends Paid Per Share               $    .500  $    .485  $     .985  $     .955



      The accompanying notes are an integral part of the consolidated financial statements.

                                    GPU, INC. AND SUBSIDIARY COMPANIES

                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                       In Thousands
                                                                        Six Months
                                                                      Ended June 30,
                                                                       1997         1996
          Operating Activities:
            Net income                                            $ 225,287    $ 181,878
            Adjustments to reconcile income to cash provided:
              Depreciation and amortization                         239,640      202,995
              Amortization of property under capital leases          27,642       29,689
              Equity in undistributed (earnings)/losses
                of affiliates                                       (52,314)      (2,596)
              Nuclear outage maintenance costs, net                  13,499       14,443
              Deferred income taxes and investment tax
                credits, net                                          5,188       15,181
              Deferred energy costs, net                              6,729        9,680
              Accretion income                                       (5,380)      (5,805)
              Allowance for other funds used
                during construction                                    (661)      (2,484)
            Changes in working capital:
              Receivables                                           (29,830)     (25,244)
              Materials and supplies                                 (7,866)       3,351
              Special deposits and prepayments                     (110,456)    (186,303)
              Payables and accrued liabilities                      (20,682)     (10,992)
            Nonutility generation contract buyout costs             (46,550)     (69,450)
            Other, net                                              (15,312)     (23,024)
               Net cash provided by operating activities            228,934      131,319

          Investing Activities:
            Cash construction expenditures                         (158,462)    (173,018)
            Contributions to decommissioning trusts                 (20,601)     (20,515)
            GPU International Group investments                     (87,213)    (488,324)
            Other, net                                               36,733       16,684
               Net cash used for investing activities              (229,543)    (665,173)

          Financing Activities:
            Issuance of long-term debt                              114,271      530,734
            Increase in notes payable, net                          168,206      298,352
            Retirement of long-term debt                           (103,129)     (98,706)
            Capital lease principal payments                        (26,587)     (28,698)
            Redemption of preferred stock of subsidiaries           (20,000)     (20,000)
            Dividends paid on common stock                         (118,828)    (115,032)
               Net cash provided by financing activities             13,933      566,650

          Net increase in cash and temporary
            cash investments from above activities                   13,324       32,796
          Cash and temporary cash investments, beginning of year     31,604       18,422
          Cash and temporary cash investments, end of period      $  44,928    $  51,218

          Supplemental Disclosure:
            Interest and preferred dividends paid                 $ 151,079    $ 132,441
            Income taxes paid                                     $ 112,718    $ 113,083
            New capital lease obligations incurred                $  30,123    $  28,907
            Common stock dividends declared but not paid          $  60,361    $  58,452

          The accompanying notes are an integral part of the consolidated financial statements.

                        JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                                        Consolidated Balance Sheets

                                                                            In Thousands
                                                                      June 30,      December 31,
                                                                       1997             1996
                                                                    (Unaudited)
          ASSETS
          Utility Plant:
            In service, at original cost                           $4,610,967       $4,528,676
            Less, accumulated depreciation                          1,902,186        1,811,620
              Net utility plant in service                          2,708,781        2,717,056
            Construction work in progress                              90,102          106,512
            Other, net                                                105,274          111,116
                 Net utility plant                                  2,904,157        2,934,684

          Other Property and Investments:
            Nuclear decommissioning trusts, at market                 305,116          278,342
            Nuclear fuel disposal trust, at market                    103,508          101,661
            Other, net                                                  8,586            8,305
                 Total other property and investments                 417,210          388,308

          Current Assets:
            Cash and temporary cash investments                         8,741            1,321
            Special deposits                                            6,927            6,939
            Accounts receivable:
              Customers, net                                          129,081          135,655
              Other                                                    30,942           33,228
            Unbilled revenues                                          73,195           56,522
            Materials and supplies, at average cost or less:
              Construction and maintenance                             93,059           92,761
              Fuel                                                     17,630           19,257
            Deferred income taxes                                      21,045           22,509
            Prepayments                                               123,356           21,150
                 Total current assets                                 503,976          389,342

          Deferred Debits and Other Assets:
            Regulatory assets:
              Income taxes recoverable through future rates           145,249          142,726
              Nonutility generation contract buyout costs             146,500          139,000
              Three Mile Island Unit 2 deferred costs                 117,833          126,448
              Unamortized property losses                              98,173           94,767
              Other                                                   320,100          326,620
                Total regulatory assets                               827,855          829,561
            Deferred income taxes                                     144,187          138,903
            Other                                                      20,859           29,121
                 Total deferred debits and other assets               992,901          997,585




                 Total Assets                                      $4,818,244       $4,709,919


          The accompanying notes are an integral part of the consolidated financial statements.





                        JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                                        Consolidated Balance Sheets


                                                                            In Thousands
                                                                      June 30,      December 31,
                                                                       1997             1996
                                                                    (Unaudited)
          LIABILITIES AND CAPITAL
          Capitalization:
            Common stock                                           $  153,713       $  153,713
            Capital surplus                                           510,769          510,769
            Retained earnings                                         872,521          825,001
              Total common stockholder's equity                     1,537,003        1,489,483
            Cumulative preferred stock:
              With mandatory redemption                                91,500          114,000
              Without mandatory redemption                             37,741           37,741
            Company-obligated mandatorily
              redeemable preferred securities                         125,000          125,000
            Long-term debt                                          1,173,196        1,173,091
                 Total capitalization                               2,964,440        2,939,315



          Current Liabilities:
            Securities due within one year                             58,384          110,075
            Notes payable                                             193,293           31,800
            Obligations under capital leases                           89,650           96,150
            Accounts payable:
              Affiliates                                               32,729           71,761
              Other                                                    96,350           94,258
            Taxes accrued                                               1,917            2,063
            Deferred energy credits                                    24,456           15,559
            Interest accrued                                           27,223           28,350
            Other                                                      78,729           80,195
                 Total current liabilities                            602,731          530,211



          Deferred Credits and Other Liabilities:
            Deferred income taxes                                     669,557          664,440
            Unamortized investment tax credits                         56,793           59,893
            Three Mile Island Unit 2 future costs                     109,816          107,652
            Nuclear fuel disposal fee                                 130,926          127,543
            Regulatory liabilities                                     36,912           33,250
            Other                                                     247,069          247,615
                 Total deferred credits and other liabilities       1,251,073        1,240,393


          Commitments and Contingencies (Note 1)

                 Total Liabilities and Capital                     $4,818,244       $4,709,919


          The accompanying notes are an integral part of the consolidated financial statements.

                 JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                              Consolidated Statements of Income
                                         (Unaudited)
                                                               In Thousands
                                                   Three Months            Six Months
                                                  Ended June 30,         Ended June 30,
                                                  1997       1996       1997         1996
 Operating Revenues                            $ 478,226  $ 475,884  $  988,669   $1,005,158

 Operating Expenses:
   Fuel                                           21,781     23,939      46,070       52,226
   Power purchased and interchanged:
     Affiliates                                    2,839      9,640       7,206       13,223
     Others                                      138,162    118,389     279,106      282,249
   Deferral of energy and capacity costs, net        478     10,521       6,729       14,737
   Other operation and maintenance               114,472    120,863     216,277      237,342
   Depreciation and amortization                  59,428     50,286     121,238      100,238
   Taxes, other than income taxes                 53,668     55,388     112,828      115,360
      Total operating expenses                   390,828    389,026     789,454      815,375

 Operating Income Before Income Taxes             87,398     86,858     199,215      189,783
   Income taxes                                   16,747     19,108      46,092       44,672
 Operating Income                                 70,651     67,750     153,123      145,111

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                    136        979         267        1,982
   Other income/(expense), net                    (3,310)      (324)        147        1,818
   Income taxes                                   (2,418)      (184)     (2,827)      (1,235)
      Total other income and deductions           (5,592)       471      (2,413)       2,565

 Income Before Interest Charges and
   Dividends on Preferred Securities              65,059     68,221     150,710      147,676

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                     22,577     22,203      45,345       44,717
   Other interest                                  5,167      4,086       7,658        5,009
   Allowance for borrowed funds used
     during construction                            (601)    (1,124)     (1,204)      (2,277)
   Dividends on company-obligated mandatorily
     redeemable preferred securities               2,675      2,675       5,350        5,350
      Total interest charges and dividends
        on preferred securities                   29,818     27,840      57,149       52,799

 Net Income                                       35,241     40,381      93,561       94,877
   Preferred stock dividends                       2,879      3,162       6,041        6,748
 Earnings Available for Common Stock           $  32,362  $  37,219  $   87,520   $   88,129




 The accompanying notes are an integral part of the consolidated financial statements.





                   JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                  In Thousands
                                                                   Six Months
                                                                 Ended June 30,
                                                                1997         1996
     Operating Activities:
       Net income                                            $  93,561    $  94,877
       Adjustments to reconcile income to cash provided:
         Depreciation and amortization                         127,837      105,803
         Amortization of property under capital leases          15,294       15,924
         Nuclear outage maintenance costs, net                   9,487        9,938
         Deferred income taxes and investment tax
           credits, net                                         (6,224)       9,598
         Deferred energy and capacity costs, net                 6,729       14,732
         Accretion income                                       (5,380)      (5,805)
         Allowance for other funds used
           during construction                                    (267)      (1,982)
       Changes in working capital:
         Receivables                                            (7,813)      (3,800)
         Materials and supplies                                  1,329        4,631
         Special deposits and prepayments                     (102,194)    (122,855)
         Payables and accrued liabilities                      (33,305)     (33,727)
       Nonutility generation contract buyout costs             (30,500)     (65,000)
       Other, net                                                4,777         (521)
          Net cash provided by operating activities             73,331       21,813

     Investing Activities:
       Cash construction expenditures                          (78,509)     (76,395)
       Contributions to decommissioning trusts                  (9,016)      (9,303)
       Other, net                                               (5,659)      (2,984)
          Net cash used for investing activities               (93,184)     (88,682)

     Financing Activities:
       Increase in notes payable, net                          161,493      189,000
       Retirement of long-term debt                            (54,191)     (25,701)
       Capital lease principal payments                        (13,705)     (15,527)
       Redemption of preferred stock                           (20,000)     (20,000)
       Dividends paid on common stock                          (40,000)     (50,000)
       Dividends paid on preferred stock                        (6,324)      (7,172)
          Net cash provided by financing activities             27,273       70,600

     Net increase in cash and temporary
       cash investments from above activities                    7,420        3,731
     Cash and temporary cash investments, beginning of year      1,321          922
     Cash and temporary cash investments, end of period      $   8,741    $   4,653

     Supplemental Disclosure:
       Interest paid                                         $  57,684    $  53,116
       Income taxes paid                                     $  63,634    $  55,828
       New capital lease obligations incurred                $   8,187    $  27,984


     The accompanying notes are an integral part of the consolidated financial statements.

                       METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                   Consolidated Balance Sheets

                                                                       In Thousands
                                                                 June 30,      December 31,
                                                                  1997             1996
                                                               (Unaudited)
     ASSETS
     Utility Plant:
       In service, at original cost                           $2,371,376       $2,297,100
       Less, accumulated depreciation                            873,392          841,398
         Net utility plant in service                          1,497,984        1,455,702
       Construction work in progress                              42,778           98,171
       Other, net                                                 42,278           31,000
            Net utility plant                                  1,583,040        1,584,873

     Other Property and Investments:
       Nuclear decommissioning trusts, at market                 145,542          131,475
       Other, net                                                 11,404           11,261
            Total other property and investments                 156,946          142,736

     Current Assets:
       Cash and temporary cash investments                         6,238            1,901
       Special deposits                                            1,216            1,052
       Accounts receivable:
         Customers, net                                           54,734           61,522
         Other                                                    30,732           17,368
       Unbilled revenues                                          37,467           27,019
       Materials and supplies, at average cost or less:
         Construction and maintenance                             39,903           39,739
         Fuel                                                     12,835           11,026
       Deferred income taxes                                       1,556            7,073
       Prepayments                                                27,229           17,254
            Total current assets                                 211,910          183,954

     Deferred Debits and Other Assets:
       Regulatory assets:
         Income taxes recoverable through future rates           172,220          174,636
         Three Mile Island Unit 2 deferred costs                 147,806          144,782
         Nonutility generation contract buyout costs              81,368           86,781
         Other                                                    70,723           56,184
            Total regulatory assets                              472,117          462,383
       Deferred income taxes                                      88,004           85,169
       Other                                                      17,538           13,863
            Total deferred debits and other assets               577,659          561,415






            Total Assets                                      $2,529,555       $2,472,978


     The accompanying notes are an integral part of the consolidated financial statements.




                       METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                   Consolidated Balance Sheets


                                                                       In Thousands
                                                                 June 30,      December 31,
                                                                  1997             1996
                                                               (Unaudited)
     LIABILITIES AND CAPITAL
     Capitalization:
       Common stock                                           $   66,273       $   66,273
       Capital surplus                                           370,200          370,200
       Retained earnings                                         293,958          264,044
         Total common stockholder's equity                       730,431          700,517
       Cumulative preferred stock                                 12,056           12,056
       Company-obligated mandatorily
         redeemable preferred securities                         100,000          100,000
       Long-term debt                                            576,944          563,252
            Total capitalization                               1,419,431        1,375,825



     Current Liabilities:
       Securities due within one year                             20,020           40,020
       Notes payable                                              59,550           50,667
       Obligations under capital leases                           37,523           29,964
       Accounts payable:
         Affiliates                                               39,236           27,556
         Other                                                    91,038           89,857
       Taxes accrued                                               7,564           11,222
       Interest accrued                                           17,937           18,279
       Other                                                      41,454           45,825
            Total current liabilities                            314,322          313,390



     Deferred Credits and Other Liabilities:
       Deferred income taxes                                     408,701          401,104
       Three Mile Island Unit 2 future costs                     219,532          215,204
       Unamortized investment tax credits                         30,682           31,584
       Nuclear fuel disposal fee                                  29,575           28,811
       Regulatory liabilities                                     25,396           25,981
       Other                                                      81,916           81,079
            Total deferred credits and other liabilities         795,802          783,763


     Commitments and Contingencies (Note 1)




            Total Liabilities and Capital                     $2,529,555       $2,472,978


     The accompanying notes are an integral part of the consolidated financial statements.


                     METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)

                                                             In Thousands
                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                 1997       1996        1997       1996
 Operating Revenues                          $ 208,554  $ 207,058   $ 463,814  $ 444,746

 Operating Expenses:
   Fuel                                         22,037     22,054      46,526     47,967
   Power purchased and interchanged:
     Affiliates                                  2,610      4,848       6,957     11,748
     Others                                     49,560     48,849     105,200    102,274
   Deferral of energy costs, net                  -        (4,069)       -        (1,985)
   Other operation and maintenance              57,376     55,609     103,032    106,138
   Depreciation and amortization                26,098     24,301      51,931     48,303
   Taxes, other than income taxes               13,054     12,445      29,754     28,032
      Total operating expenses                 170,735    164,037     343,400    342,477

 Operating Income Before Income Taxes           37,819     43,021     120,414    102,269
   Income taxes                                  9,516     11,892      37,998     32,748
 Operating Income                               28,303     31,129      82,416     69,521

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                  122         44         301         87
   Other income/(expense), net                   1,761        (52)      2,104        174
   Income taxes                                   (897)       114        (922)        81
      Total other income and deductions            986        106       1,483        342

 Income Before Interest Charges and
   Dividends on Preferred Securities            29,289     31,235      83,899     69,863

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   11,040     11,470      22,294     22,937
   Other interest                                1,960        932       3,628      2,031
   Allowance for borrowed funds used
     during construction                          (164)      (223)       (411)      (448)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,250      2,250       4,500      4,500
      Total interest charges and dividends
        on preferred securities                 15,086     14,429      30,011     29,020

 Net Income                                     14,203     16,806      53,888     40,843
   Preferred stock dividends                       121        236         242        472
 Earnings Available for Common Stock         $  14,082  $  16,570   $  53,646  $  40,371




 The accompanying notes are an integral part of the consolidated financial statements.

                      METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                  In Thousands
                                                                   Six Months
                                                                 Ended June 30,
                                                                1997         1996
     Operating Activities:
       Net income                                            $  53,888    $  40,843
       Adjustments to reconcile income to cash provided:
         Depreciation and amortization                          56,400       46,991
         Amortization of property under capital leases           7,276        7,843
         Nuclear outage maintenance costs, net                   2,673        3,007
         Deferred income taxes and investment tax
           credits, net                                         10,244        3,410
         Deferred energy costs, net                               -          (1,985)
         Allowance for other funds used
           during construction                                    (301)         (87)
       Changes in working capital:
         Receivables                                           (17,024)      14,744
         Materials and supplies                                 (1,973)       1,051
         Special deposits and prepayments                      (10,139)     (25,964)
         Payables and accrued liabilities                       10,795        9,360
      Nonutility generation contract buyout costs              (11,050)      (4,450)
      Other, net                                               (20,393)     (12,230)
          Net cash provided by operating activities             80,396       82,533

     Investing Activities:
       Cash construction expenditures                          (36,630)     (37,355)
       Contributions to decommissioning trusts                  (8,877)      (8,562)
       Other, net                                                  (23)      (1,256)
          Net cash used for investing activities               (45,530)     (47,173)

     Financing Activities:
       Issuance of long-term debt                               13,577         -
       Increase in notes payable, net                            8,883       12,598
       Retirement of long-term debt                            (20,000)     (15,000)
       Capital lease principal payments                         (7,632)      (7,382)
       Dividends paid on common stock                          (25,000)     (25,000)
       Dividends paid on preferred stock                          (357)        (472)
          Net cash required by financing activities            (30,529)     (35,256)

     Net increase in cash and temporary cash
       investments from above activities                         4,337          104
     Cash and temporary cash investments, beginning of year      1,901        1,810
     Cash and temporary cash investments, end of period      $   6,238    $   1,914

     Supplemental Disclosure:
       Interest paid                                         $  29,675    $  28,550
       Income taxes paid                                     $  30,349    $  24,975
       New capital lease obligations incurred                $  14,613    $     611



     The accompanying notes are an integral part of the consolidated financial statements.


                      PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                   Consolidated Balance Sheets

                                                                       In Thousands
                                                                 June 30,      December 31,
                                                                  1997             1996
                                                               (Unaudited)
     ASSETS
     Utility Plant:
       In service, at original cost                           $2,748,510       $2,738,223
       Less, accumulated depreciation                          1,048,307        1,022,553
         Net utility plant in service                          1,700,203        1,715,670
       Construction work in progress                              80,368           72,757
       Other, net                                                 28,124           22,910
            Net utility plant                                  1,808,695        1,811,337

     Other Property and Investments:
       Nuclear decommissioning trusts, at market                  60,316           54,194
       Other, net                                                  7,488            7,271
            Total other property and investments                  67,804           61,465

     Current Assets:
       Cash and temporary cash investments                         4,027             -
       Special deposits                                            2,379            2,348
       Accounts receivable:
         Customers, net                                           73,118           73,190
         Other                                                    22,723           15,151
       Unbilled revenues                                          43,557           31,350
       Materials and supplies, at average cost or less:
         Construction and maintenance                             49,940           49,007
         Fuel                                                     16,213            9,924
       Deferred income taxes                                         467             -
       Prepayments                                                39,429           36,930
            Total current assets                                 251,853          217,900

     Deferred Debits and Other Assets:
       Regulatory assets:
         Income taxes recoverable through future rates           207,077          210,023
         Three Mile Island Unit 2 deferred costs                  87,480           85,287
         Other                                                    71,898           67,128
           Total regulatory assets                               366,455          362,438
       Deferred income taxes                                      58,730           67,099
       Other                                                      16,446           14,826
            Total deferred debits and other assets               441,631          444,363




            Total Assets                                      $2,569,983       $2,535,065


     The accompanying notes are an integral part of the consolidated financial statements.




                      PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                   Consolidated Balance Sheets


                                                                       In Thousands
                                                                 June 30,      December 31,
                                                                  1997             1996
                                                               (Unaudited)
     LIABILITIES AND CAPITAL
     Capitalization:
       Common stock                                           $  105,812       $  105,812
       Capital surplus                                           285,486          285,486
       Retained earnings                                         395,799          363,702
         Total common stockholder's equity                       787,097          755,000
       Cumulative preferred stock                                 16,681           16,681
       Company-obligated mandatorily
         redeemable preferred securities                         105,000          105,000
       Long-term debt                                            676,455          656,459
            Total capitalization                               1,585,233        1,533,140



     Current Liabilities:
       Securities due within one year                             30,010           26,010
       Notes payable                                              85,921          107,680
       Obligations under capital leases                           19,600           15,881
       Accounts payable:
         Affiliates                                               28,048           20,432
         Other                                                    48,966           53,424
       Taxes accrued                                              12,469           11,223
       Interest accrued                                           19,426           19,192
       Vacations accrued                                           6,178            5,172
       Other                                                       6,432           12,052
            Total current liabilities                            257,050          271,066



     Deferred Credits and Other Liabilities:
       Deferred income taxes                                     467,343          473,268
       Three Mile Island Unit 2 future costs                     109,816          107,652
       Unamortized investment tax credits                         40,595           42,095
       Nuclear fuel disposal fee                                  14,788           14,406
       Regulatory liabilities                                     30,543           31,694
       Other                                                      64,615           61,744
            Total deferred credits and other liabilities         727,700          730,859


     Commitments and Contingencies (Note 1)



            Total Liabilities and Capital                     $2,569,983       $2,535,065


     The accompanying notes are an integral part of the consolidated financial statements.


                     PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Income
                                         (Unaudited)

                                                             In Thousands
                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                1997       1996        1997       1996
 Operating Revenues                          $ 247,862  $ 246,788   $  537,615  $ 516,117

 Operating Expenses:
   Fuel                                         42,993     42,281       89,216    86,576
   Power purchased and interchanged:
     Affiliates                                    422        722        2,074     2,079
     Others                                     50,385     46,247      104,513   106,359
   Deferral of energy costs, net                  -           234         -       (2,912)
   Other operation and maintenance              64,447     65,916      118,335   125,815
   Depreciation and amortization                27,705     23,334       53,401    45,966
   Taxes, other than income taxes               15,024     15,461       33,821    31,391
      Total operating expenses                 200,976    194,195      401,360   395,274

 Operating Income Before Income Taxes           46,886     52,593      136,255   120,843
   Income taxes                                 12,631     15,085       43,144    36,675
 Operating Income                               34,255     37,508       93,111    84,168

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                   55        232           93       415
   Other income/(expense), net                   1,110         59        1,255      (802)
   Income taxes                                   (427)        64         (496)       62
      Total other income and deductions            738        355          852      (325)

 Income Before Interest Charges and
   Dividends on Preferred Securities            34,993     37,863       93,963    83,843

 Interest Charges and Dividends
   on Preferred Securities:
   Interest on long-term debt                   12,104     12,323       24,219    24,954
   Other interest                                2,244      2,249        4,243     3,269
   Allowance for borrowed funds used
     during construction                          (493)      (615)        (828)   (1,098)
   Dividends on company-obligated mandatorily
     redeemable preferred securities             2,297      2,297        4,594     4,594
      Total interest charges and dividends
        on preferred securities                 16,152     16,254       32,228    31,719

 Net Income                                     18,841     21,609       61,735    52,124
   Preferred stock dividends                       174        386          318       772
 Earnings Available for Common Stock         $  18,667  $  21,223   $   61,417 $  51,352




 The accompanying notes are an integral part of the consolidated financial statements.

                     PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                  In Thousands
                                                                   Six Months
                                                                 Ended June 30,
                                                                1997         1996
     Operating Activities:
       Net income                                            $  61,735    $  52,124
       Adjustments to reconcile income to cash provided:
         Depreciation and amortization                          49,396       44,681
         Amortization of property under capital leases           4,079        4,415
         Nuclear outage maintenance costs, net                   1,339        1,498
         Deferred income taxes and investment tax
           credits, net                                          1,711        2,516
         Deferred energy costs, net                               -          (3,067)
         Allowance for other funds used
           during construction                                     (93)        (415)
       Changes in working capital:
         Receivables                                           (19,707)      (2,247)
         Materials and supplies                                 (7,222)      (2,331)
         Special deposits and prepayments                       (2,530)     (34,990)
         Payables and accrued liabilities                        5,290      (25,950)
       Nonutility generation contract buyout costs              (5,000)        -
       Other, net                                               (7,867)       7,667
          Net cash provided by operating activities             81,131       43,901

     Investing Activities:
       Cash construction expenditures                          (41,908)     (59,524)
       Contributions to decommissioning trusts                  (2,708)      (2,650)
       Other, net                                                 -            (979)
          Net cash used for investing activities               (44,616)     (63,153)

     Financing Activities:
       Issuance of long-term debt                               49,875         -
       Increase/(Decrease) in notes payable, net               (21,759)      82,125
       Retirement of long-term debt                            (26,000)     (25,000)
       Capital lease principal payments                         (4,257)      (4,282)
       Dividends paid on common stock                          (30,000)     (30,000)
       Dividends paid on preferred stock                          (347)        (772)
          Net cash provided/(required) by
            financing activities                               (32,488)      22,071

     Net increase in cash and temporary
       cash investments from above activities                    4,027        2,819
     Cash and temporary cash investments, beginning of year       -           1,367
     Cash and temporary cash investments, end of period      $   4,027    $   4,186

     Supplemental Disclosure:
       Interest paid                                         $  31,426    $  30,194
       Income taxes paid                                     $  31,278    $  30,734
       New capital lease obligations incurred                $   7,323    $     312


     The accompanying notes are an integral part of the consolidated financial statements.


 GPU, Inc. and Subsidiary Companies


               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPU International Group." Other wholly owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a nonregulated subsidiary formed to engage in energy services, retail energy sales and telecommunications services; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1996 Annual Report on Form 10-K. The December 31, 1996 balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1996 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The GPU Energy companies have made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At June 30, 1997 and December 31, 1996, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

 GPU, Inc. and Subsidiary Companies


                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           June 30, 1997

           JCP&L                    $157          $732
           Met-Ed                    303            -
           Penelec                   149            -
             Total                  $609          $732


                                    Net Investment (in millions)
                                    TMI-1     Oyster Creek
           December 31, 1996

           JCP&L                    $154          $766
           Met-Ed                    297            -
           Penelec                   146            -
             Total                  $597          $766

     The GPU Energy companies' net investment in TMI-2 at June 30, 1997 and December 31, 1996 was $85 million and $90 million, respectively (JCP&L $76 million and $81 million, respectively; Met-Ed $1 million and $1 million, respectively; Penelec $8 million and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

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

     In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in 2000. Management believes that the current rate structure would allow for the recovery of and return on its net investment in

 GPU, Inc. and Subsidiary Companies


 the plant and provide for decommissioning costs (see Competitive Environment section, Management's Discussion and Analysis).

     In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs.

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. A cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in 1993.

     As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

     In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to recover compensatory as well as punitive damages.

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

 GPU, Inc. and Subsidiary Companies


 resulted in injuries. In 1996, the U.S. Supreme Court denied petitions filed by GPU, Inc. and the GPU Energy companies to review the Court of Appeals' rulings.

     In June 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Third Circuit. There can be no assurance as to the outcome of this litigation.

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

                                               (in millions)
                                                               Oyster
                                         TMI-1      TMI-2      Creek

 JCP&L                                   $ 44       $ 69       $227
 Met-Ed                                    87        139          -
 Penelec                                   44         69          -
   Total                                 $175       $277       $227

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

 GPU, Inc. and Subsidiary Companies


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

                                               (in millions)
                                                               Oyster
 GPU                                     TMI-1      TMI-2      Creek

 Radiological decommissioning            $320       $388       $376
 Nonradiological cost of removal           79         35 *       35
   Total                                 $399       $423       $411

 * Net of $8.8 million spent as of June 30, 1997.

     Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

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

     The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Currently, the GPU Energy companies are collecting retirement costs which are less than the retirement cost estimates in the 1995 site-specific studies, and they do not intend to increase these accruals until increased collections from customers are obtained. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear Decommissioning Trusts, at Market on the Consolidated Balance Sheets. Accounting for retirement costs may change based upon the Financial Accounting Standards Board (FASB) Exposure Draft discussed below.

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

 GPU, Inc. and Subsidiary Companies


 longer operating (see TMI-2). The effective date of this accounting change could be as early as January 1, 1998.

 TMI-1 and Oyster Creek:

     The New Jersey Board of Public Utilities (NJBPU) has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The Stipulation of Final Settlement approved by the NJBPU in March 1997 allows for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates. (See discussion of Stipulation of Final Settlement in Rate Matters section, Management's Discussion and Analysis.)

     The Pennsylvania Public Utility Commission (PaPUC) has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. As part of their restructuring plans filed with the PaPUC in June 1997, Met-Ed and Penelec have requested that these amounts be increased to reflect the estimated retirement costs contained in the 1995 site-specific study for radiological decommissioning and nonradiological costs of removal.

     The amounts charged to depreciation expense for the six months ended June 30, 1997 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Amount expensed for the six
  months ended June 30, 1997:
   JCP&L                                 $  1       $  7
   Met-Ed                                   5          -
   Penelec                                  2          -
                                         $  8       $  7


                                          (in millions)
                                                    Oyster
                                         TMI-1      Creek
 Accumulated depreciation
  provision at June 30, 1997:
   JCP&L                                 $ 33       $192
   Met-Ed                                  58          -
   Penelec                                 24          -
                                         $115       $192

 GPU, Inc. and Subsidiary Companies


     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

 TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of June 30, 1997 and December 31, 1996 are as follows:

                                                  (in millions)

                                    GPU         JCP&L      Met-Ed      Penelec

 June 30, 1997                      $439        $110       $219        $110
 December 31, 1996                  $431        $108       $215        $108

 These amounts are based upon the 1995 site-specific study estimates (in 1997 and 1996 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $17 million (JCP&L $4 million; Met-Ed $9 million; Penelec $4 million) as of June 30, 1997 and December 31, 1996, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

     Offsetting the $439 million liability at June 30, 1997 is $267 million (JCP&L $41 million; Met-Ed $146 million; Penelec $80 million) which management believes is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Consolidated Balance Sheets, and $196 million (JCP&L $79 million; Met-Ed $84 million; Penelec $33 million) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts, at Market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense during the six months ended June 30, 1997 amounted to $7 million (JCP&L $1,564 thousand; Met-Ed $4,942 thousand; Penelec $485 thousand).

     The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Stipulation of Final Settlement approved by the NJBPU in March 1997 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

     At June 30, 1997, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $68 million (JCP&L $17 million, Met-Ed $34 million; Penelec $17 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1997 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec

 GPU, Inc. and Subsidiary Companies


 made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed
 $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $68 million accident-related portion referred to above.

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

 GPU, Inc. and Subsidiary Companies


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


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 The Emerging Competitive Market and Stranded Costs:

     The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while potentially recoverable in a regulated environment, are at risk in a deregulated and competitive environment. Met-Ed and Penelec estimate that their total above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses, on a present value basis at year-end 1998, are $1.4 billion and $1.3 billion, respectively. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.8 billion. The $1.8 billion excludes above-market generation costs related to Oyster Creek. In July 1997, JCP&L proposed, in its restructuring plans filed with the NJBPU, recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers (see Competitive Environment section, Management's Discussion and Analysis). At June 30, 1997, JCP&L's net investment in Oyster Creek was $766 million. These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. The restructuring legislation in Pennsylvania and the Energy Master Plan (NJEMP) in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above-market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey differ, but should allow for the recovery of non-mitigable above-market costs through either distribution charges or separate nonbypassable charges to customers.

     In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the comprehensive restructuring legislation enacted in 1996. In July 1997, JCP&L filed with the NJBPU its proposed restructuring plans for a competitive electric marketplace in New Jersey as required by the NJEMP. Highlights of these plans are presented in the Competitive Environment section of Management's Discussion and Analysis. The PaPUC has stated that it will review and hold hearings on Met-Ed and Penelec's restructuring plans with decisions due by the end of the first quarter of 1998. The NJBPU has stated that it intends to complete its review of JCP&L's plans so as to permit retail competition to begin in October 1998. There can

 GPU, Inc. and Subsidiary Companies


 be no assurance as to the extent that stranded costs will be recoverable in Pennsylvania and New Jersey.

     In 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a PaPUC-approved competitive transition charge, subject to certain conditions, including that utilities attempt to mitigate these costs. In 1997, the NJBPU released Phase II of the NJEMP, which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs.

     The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above-market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Decommissioning costs, for which a liability may have to be recorded (see Nuclear Plant Retirement Costs), and corresponding regulatory asset for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Competitive Environment section, Management's Discussion and Analysis.)

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

                          Payments Under NUG Agreements
                                  (in Millions)

                               Total       JCP&L       Met-Ed      Penelec

    *  1994                      $528        $304        $101        $123
    *  1995                       670         381         131         158
    *  1996                       739         370         177         192
   **  1997                       719         355         171         193
       1998                       691         340         152         199
       1999                       706         344         152         210
       2000                       804         347         196         261
       2001                       873         353         225         295

 *   Actual.

 ** The 1997 amounts consist of actual payments through June 30, 1997 and estimated payments for the remainder of the year.

 GPU, Inc. and Subsidiary Companies


     As of June 30, 1997, facilities covered by agreements having 1,657 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

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

     The GPU Energy companies are seeking to reduce the above-market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts (see Managing Nonutility Generation section, Management's Discussion and Analysis); and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can be no assurance as to the extent these efforts will be successful in whole or in part.

     In April 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. Met-Ed and Penelec plan to fund the cash payments through the issuance of PaPUC approved securitized transition bonds (see Competitive Environment section, Management's Discussion and Analysis). Met-Ed and Penelec are currently evaluating several bids and expect to notify winning bidders in the third quarter of 1997.

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

 GPU, Inc. and Subsidiary Companies


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

     In February 1997, Met-Ed and Penelec entered into restructured power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. In June 1997, the restructured power purchase agreements were submitted to the PaPUC for approval and consideration of the related buyout costs were incorporated into the restructuring proceedings by PaPUC order. Met-Ed has paid a total of $63.5 million to previous developers and AES to terminate the original power purchase agreements. If the restructured power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $28 million and $8.3 million, respectively.

     Penelec has entered into a restructured power purchase agreement with the developer of a proposed 80 MW coal-fired cogeneration facility. The restructured power purchase agreement is subject to PaPUC approval. Penelec has paid the developer $11.7 million to terminate the original power purchase agreement. Penelec has agreed to pay the developer up to an additional $5

 GPU, Inc. and Subsidiary Companies


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

     The GPU Energy companies have been granted recovery of their NUG costs (including certain buyout costs) from customers by the PaPUC and NJBPU and expect to continue to pursue such recovery. Although the recently enacted legislation in Pennsylvania and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Competitive Environment section, Management's Discussion and Analysis for additional discussion.)

 Regulatory Assets and Liabilities:

     Regulatory Assets and Regulatory Liabilities, as reflected in the June 30, 1997 and December 31, 1996 Consolidated Balance Sheets in accordance with the provisions of FAS 71, "Accounting for the Effects of Certain Types of Regulation", were as follows:

 GPU                                                 Assets (in thousands)
                                                   June 30,     December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  524,546     $  527,385
 TMI-2 deferred costs                                353,119        356,517
 Nonutility generation contract buyout costs         244,568        242,481
 Unamortized property losses                         103,497        100,310
 Other postretirement benefits                        84,299         76,569
 Environmental remediation                            89,260         78,136
 N.J. unit tax                                        42,894         45,877
 Unamortized loss on reacquired debt                  42,908         45,378
 Load and demand-side management programs             32,885         40,770
 N.J. low-level radwaste disposal                     34,073         37,525
 DOE enrichment facility decommissioning              34,275         36,352
 Nuclear fuel disposal fee                            22,374         21,552
 Storm damage                                         22,852         20,226
 Other                                                33,445         24,194
      Total                                       $1,664,995     $1,653,272

 GPU, Inc. and Subsidiary Companies


                                                  Liabilities (in thousands)
                                                    June 30,     December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    84,357    $   87,735
 Other                                                  7,062         2,080
      Total                                       $    91,419    $   89,815


 JCP&L                                               Assets (in thousands)
                                                   June 30,     December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  145,249     $  142,726
 TMI-2 deferred costs                                117,833        126,448
 Nonutility generation contract buyout costs         146,500        139,000
 Unamortized property losses                          98,173         94,767
 Other postretirement benefits                        47,967         44,024
 Environmental remediation                            60,276         55,285
 N.J. unit tax                                        42,894         45,877
 Unamortized loss on reacquired debt                  30,132         31,469
 Load and demand-side management programs             32,885         40,770
 N.J. low-level radwaste disposal                     34,073         37,525
 DOE enrichment facility decommissioning              21,683         23,150
 Nuclear fuel disposal fee                            24,405         23,319
 Storm damage                                         22,852         20,226
 Other                                                 2,933          4,975
      Total                                       $  827,855     $  829,561


                                                  Liabilities (in thousands)
                                                    June 30,     December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    30,891    $   32,567
 Other                                                  6,021           683
      Total                                       $    36,912    $   33,250

 GPU, Inc. and Subsidiary Companies


 Met-Ed                                              Assets (in thousands)
                                                   June 30,     December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  172,220     $  174,636
 TMI-2 deferred costs                                147,806        144,782
 Nonutility generation contract buyout costs          81,368         86,781
 Unamortized property losses                           2,887          3,113
 Other postretirement benefits                        36,332         32,545
 Environmental remediation                             4,121          2,575
 Unamortized loss on reacquired debt                   5,717          6,223
 DOE enrichment facility decommissioning               8,395          8,801
 Nuclear fuel disposal fee                            (1,408)        (1,282)
 Other                                                14,679          4,209
      Total                                       $  472,117     $  462,383


                                                  Liabilities (in thousands)
                                                    June 30,     December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    22,847    $   23,486
 Other                                                  2,549         2,495
      Total                                       $    25,396    $   25,981


 Penelec                                             Assets (in thousands)
                                                   June 30,     December 31,
                                                     1997           1996
 Income taxes recoverable through
   future rates                                   $  207,077     $  210,023
 TMI-2 deferred costs                                 87,480         85,287
 Nonutility generation contract buyout costs          16,700         16,700
 Unamortized property losses                           2,437          2,430
 Environmental remediation                            24,863         20,276
 Unamortized loss on reacquired debt                   7,059          7,686
 DOE enrichment facility decommissioning               4,197          4,401
 Nuclear fuel disposal fee                              (623)          (485)
 Other                                                17,265         16,120
      Total                                       $  366,455     $  362,438


                                                  Liabilities (in thousands)
                                                    June 30,     December 31,
                                                      1997          1996
 Income taxes refundable through
   future rates                                   $    30,619    $   31,682
 Other                                                    (76)           12
      Total                                       $    30,543    $   31,694

 GPU, Inc. and Subsidiary Companies


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

 Nonutility generation contract buyout costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation section, Management's Discussion and Analysis).

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

 GPU, Inc. and Subsidiary Companies


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

 Accounting Matters:

     Historically, electric utility rates have been based on a utility's costs. As a result, the GPU Energy companies account for the economic effects of cost-based ratemaking regulation under the provisions of FAS 71. FAS 71 requires regulated entities, in certain circumstances, to defer as regulatory assets, the impact on operations of costs expected to be recovered in future rates. GPU has recorded on the Consolidated Balance Sheets $1.7 billion (JCP&L $828 million; Met-Ed $472 million; Penelec $366 million) in regulatory assets in accordance with FAS 71 (see Regulatory Assets and Liabilities section of Competition and the Changing Regulatory Environment).

     In response to the continuing deregulation of the electric utility industry, the U.S. Securities and Exchange Commission (SEC) has questioned the continued applicability of FAS 71 by California investor-owned utilities with respect to their electric generation operations. The GPU Energy companies believe that the SEC's concern also applies to them since retail access legislation has been enacted in Pennsylvania and proposed in New Jersey.

     In response to the concerns expressed by the Staff of the SEC, the FASB's Emerging Issues Task Force (EITF) agreed to discuss the issues surrounding the continued applicability of FAS 71 to the electric utility industry. In May and July 1997, the EITF met to discuss these issues and they concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets (including those related to generation) on their balance sheet if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. While the EITF's consensus must be complied with, the SEC has the final regulatory authority for accounting by public companies.

     In light of retail access legislation enacted in Pennsylvania and the NJEMP in New Jersey, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71, for the generation portion of their business, no later than early 1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject

 GPU, Inc. and Subsidiary Companies


 to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not granted through their respective restructuring plans, have to be written off and charged to expense. The above-market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets," discussed below. The amount of write-offs resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial condition.

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

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies expect to spend up to $277 million (JCP&L $46 million; Met-Ed $117 million; Penelec $114 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The GPU Energy companies expect that the U.S. Environmental

 GPU, Inc. and Subsidiary Companies


 Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, they will spend an estimated $17 million (JCP&L $1 million; Met-Ed $9 million; Penelec $7 million) (included in the above total), beginning in 1997, to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard (NAAQS) for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, in July 1997 the EPA adopted new, more stringent, rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. Also, legislation has been introduced in the Congress that would impose a four-year moratorium on any new standards under the Clean Air Act. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld.

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

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at June 30, 1997. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec has requested, and expects to receive, recovery of

 GPU, Inc. and Subsidiary Companies


 these remediation costs in its restructuring plan filed with the PaPUC (see Competitive Environment section, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at June 30, 1997.

     In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $16 million to $29 million, and a liability of $16 million (JCP&L $1 million; Met-Ed $4 million; Penelec $11 million) is reflected on the Consolidated Balance Sheets at June 30, 1997. JCP&L has requested recovery of its share of closure costs in its restructuring plans filed with the NJBPU in July 1997. Penelec and Met-Ed expect recovery through their restructuring plans filed with the PaPUC in June 1997 (see Competitive Environment section, Management's Discussion and Analysis). As a result, a regulatory asset of $16 million is reflected on the Consolidated Balance Sheets at June 30, 1997.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 1997, JCP&L has spent approximately $26 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In March 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement (see Rate Matters section, Management's Discussion and Analysis). At June 30, 1997, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $54 million, which included approximately $46 million related to expected future costs and approximately $8 million for past remediation expenditures in excess of collections from customers (including interest).

     JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery has begun in this case.

 GPU, Inc. and Subsidiary Companies


                       OTHER COMMITMENTS AND CONTINGENCIES

 GPU International Group:

     At June 30, 1997, the GPU International Group had investments totaling approximately $810 million in facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPU International Group section, Management's Discussion and Analysis).

     At June 30, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $218 million; GPU, Inc. has also guaranteed up to an additional $863 million of GPU International Group obligations. Of this amount, $674 million is included in Long-term debt on GPU's Consolidated Balance Sheet at June 30, 1997; $30 million relates to a GPU International, Inc. revolving credit agreement; and $159 million relates to various other obligations of the GPU International Group.

     GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation (NIMO) with an aggregate book value of approximately $32 million. In July 1997, NIMO and 16 independent power producers (IPP), including the GPU International Group, executed agreements providing for the restructuring or termination of 29 power purchase agreements, pursuant to which NIMO has agreed to pay an aggregate of $3.6 billion in cash and/or debt securities, and to issue an aggregate of 46 million shares of NIMO common stock. The specific terms of restructured contracts that may be executed will be negotiated separately with each IPP.

     Parties to the agreement must still resolve a number of important issues and final resolution will require the execution of separate agreements for each project; approval by NIMO shareholders, the New York Public Service Commission, and other state and federal agencies; third party consents; successful financing by NIMO; and resolution of certain tax issues. The parties are attempting to complete the transactions in early 1998. There can be no assurance as to the outcome of this matter.

     NIMO has also initiated an action in federal court seeking to invalidate numerous NUG contracts, including the three GPU International, Inc. projects discussed above. GPU International, Inc. has filed motions to dismiss the complaint. This proceeding has been stayed pending the outcome of the restructuring negotiations.

     The Government of the United Kingdom has proposed a windfall tax on privatized utilities, including Midlands Electricity plc (Midlands), in which GPU has a 50% ownership interest. It is anticipated that legislation enacting the tax will be finalized in August 1997. Under the current proposal, GPU expects to record a one-time charge to income in the third quarter of 1997 of approximately $110 million, or $0.91 per share. In addition, the GPU International Group is reviewing the impact of this one-time charge, if any, on the utilization of carryforward foreign tax credits.

 GPU, Inc. and Subsidiary Companies



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

     In May 1997, JCP&L, Freehold Cogeneration Associates and Nestle Beverage Company entered into a settlement agreement terminating their pending litigation involving JCP&L's buyout of the power purchase agreement for the Freehold cogeneration project. As a result, JCP&L recorded a charge to income of approximately $5.5 million in the second quarter of 1997.

     In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In May 1997, a joint petition was filed requesting that the U.S. Court of Appeals compel the DOE to comply with a 1996 decision in which the Court held that the DOE has an unconditional obligation under the NWPA to begin accepting spent nuclear fuel
 beginning not later than January 31, 1998.   The DOE's inability to accept
 spent nuclear fuel by 1998 could have a material impact on GPU's results of

 GPU, Inc. and Subsidiary Companies



 operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In July 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build a temporary above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing, and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through June 30, 1997, $6 million has been paid. As a result, at June 30, 1997, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section.)

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $11.7 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the Levelized Energy Adjustment Clause.

     Many of GPU's computer systems must be modified due to certain programming limitations in recognizing dates beyond 1999. GPU currently estimates that it will cost approximately $29 million to $36 million to modify these systems. These costs will be expensed as incurred.

     As of June 30, 1997, approximately 53% of GPU's workforce was represented by unions for collective bargaining purposes. In May 1997, Met-Ed entered into a new three-year collective bargaining agreement. Penelec and JCP&L's collective bargaining agreements expire in 1998 and 1999, respectively.

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

 GPU, Inc. and Subsidiary Companies


 2.  GPU INTERNATIONAL GROUP EQUITY INVESTMENTS

     The GPU International Group has investments in joint ventures and affiliates involved in power production, transmission and distribution in the United States and foreign countries. The GPU International Group uses the equity method of accounting for its investments in which it has the ability to exercise significant influence. Brooklyn Energy, L.P. is being accounted for under the equity method of accounting in anticipation of a reduction of the GPU International Group's ownership percentage to 27%. Investments accounted for under the equity method follow:

                                                              Ownership
 Investment                          Location of Operations   Percentage

 Brooklyn Energy, L.P.                Canada                     75%
 Avon Energy Partners Holdings (owns
   Midlands Electricity plc)          United Kingdom             50%
 Solaris Power                        Australia                  50%
 Prime Energy, L.P.                   United States              50%
 Onondaga Cogen, L.P.                 United States              50%
 Pasco Cogen, Ltd.                    United States              50%
 Lake Cogen, Ltd.                     United States              50%
 Termobarranquilla S.A.               Colombia                   29%
 Polsky Energy Corporation            United States & Canada     25%
 Selkirk Cogeneration Partners, L.P.  United States              19%
 EnviroTech Investment Fund           United States              10%
 Ballard Generation Systems, Inc.     Canada                      6%
 Project Orange Associates, L.P.      United States               4%
 OLS Power, L.P.                      United States               1%

     Summarized financial information for the GPU International Group's equity investments (which are not consolidated in the financial statements), including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:

                                                June 30,         December 31,
 Balance Sheet Data (in thousands)                1997               1996

 Current Assets                               $   536,976        $ 1,016,730
 Noncurrent Assets                              6,121,179          5,761,593
 Current Liabilities                           (1,316,115)        (1,207,038)
 Noncurrent Liabilities                        (3,873,052)        (4,080,475)
 Net Assets                                   $ 1,468,988        $ 1,490,810

 GPU International Group's
   Equity in Net Assets                       $   729,240        $   735,763

 GPU, Inc. and Subsidiary Companies


                                                 For the Six Months Ended
                                                June 30,           June 30,
 Earnings Data (in thousands)                     1997               1996

 Revenues                                     $ 1,517,788        $ 1,451,068
 Operating Income                             $   256,591        $   208,093
 Net Income                                   $   122,444        $   233,321

 GPU International Group's
   Equity in Net Income                       $    52,314        $     2,596

     As of June 30, 1997 and December 31, 1996, the amount of investments accounted for under the equity method included goodwill, net of accumulated amortization, of approximately $23.5 million and $23.8 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense amounted to $0.3 million and $0.4 million for the six months ended June 30, 1997 and 1996, respectively.

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

 GPU, Inc. and Subsidiary Companies


 3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is substantially limited to the GPU International Group. GPU does not hold or issue derivative financial or commodity instruments for trading purposes.

 Interest Rate Swap Agreements:

     The GPU International Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At June 30, 1997, these agreements covered approximately $370 million of debt and are scheduled to expire on various dates through November 1998. The GPU International Group records amounts paid and received under the agreements as adjustments to the interest expense of its underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPU International Group. For the six months ended June 30, 1997, fixed rate interest expense exceeded variable rate interest by approximately $0.6 million.

 Sterling Put Options:

     GPU Electric uses sterling put options to protect it from exchange rate volatility between the British pound and the U.S. dollar, relative to earnings and dividends on its investment in Midlands. These put options give GPU Electric the right, but not the obligation, to sell sterling and buy U.S. dollars at a specific price. As such, GPU Electric's exposure to losses is limited to its initial investment in the put options, which was $0.6 million. Mark-to-market accounting is followed for these put options, which are recorded in Other Current Assets in the Consolidated Balance Sheets. Monthly mark-to-market gains and losses, gains from exercising the put options and amortization of expiring options totaled $(0.1) million for the six months ended June 30, 1997, and are included in Other Income, Net in the Consolidated Statements of Income. The put options were purchased on January 3, 1997 and expire on December 31, 1997.

 GPU, Inc. and Subsidiary Companies


                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc., which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPU International Group." Other wholly owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a nonregulated subsidiary formed to engage in energy services, retail energy sales and telecommunications services; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


                            GPU RESULTS OF OPERATIONS

     GPU's earnings for the second quarter ended June 30, 1997 were $70.3 million, or $0.58 per share, compared to 1996 second quarter earnings of $73.6 million, or $0.61 per share.

     The decrease in earnings was due primarily to lower weather-related residential sales resulting from cooler spring temperatures this year compared to last, and higher depreciation expense due to plant additions. Largely offsetting these decreases were increased GPU International Group earnings resulting from the May 1996 acquisition of Midlands Electricity plc (Midlands).

     For the six months ended June 30, 1997, GPU's earnings were $225.3 million, or $1.86 per share, compared to earnings of $181.9 million, or $1.51 per share, for the same six month period last year. The same factors affecting the three month results also affected the six month results. In addition, the six month earnings were affected by the recording of step increases in operating revenue by Met-Ed and Penelec as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997.

 OPERATING REVENUES:

     Operating revenues for the second quarter of 1997 increased 1.6% to $927.3 million, as compared to the second quarter of 1996. For the six months ended June 30, 1997, revenues increased 1.8% to $2.0 billion as compared to the same period last year. The components of the changes are as follows:

 GPU, Inc. and Subsidiary Companies


 GPU RESULTS OF OPERATIONS (continued)

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1997      June 30, 1997

    Kilowatt-hour (KWH) revenues            $ (5.2)           $ 23.6
    Energy revenues                           11.5               0.6
    Other revenues                             8.7               9.9
         Increase in revenues               $ 15.0            $ 34.1

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three month period was due primarily to lower weather-related sales to residential customers, offset by increased industrial customer usage and an increase in the number of commercial and residential customers. The increase in KWH revenues for the six month period was due primarily to the step increases recorded by Met-Ed and Penelec from inclusion of their ECRs in base rates. KWH revenues now includes Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Met-Ed and Penelec's energy and tax revenues for the prior year have been reclassified for comparative purposes.

 Energy revenues (JCP&L only)

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) billed to customers and expensed. The increase for the three month period was due primarily to higher sales to other utilities. The increase for the six month period was due to an increased demand-side factor and higher energy cost rates, substantially offset by lower sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes, in the case of JCP&L.


 OPERATING EXPENSES:

 Power purchased and interchanged (PP&I)

     For JCP&L, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases or decreases are passed through the LEAC. For Met-Ed and Penelec, such energy cost variances are no longer subject to deferred accounting. However, Met-Ed and Penelec's incremental nonutility generation (NUG) costs are being deferred, based on the Pennsylvania restructuring legislation (see COMPETITIVE ENVIRONMENT). Lower reserve capacity expense (which is a component of PP&I) contributed to earnings for the three and six month periods.

 GPU, Inc. and Subsidiary Companies


 GPU RESULTS OF OPERATIONS (continued)

 Fuel and Deferral of energy costs, net

     Deferral of energy costs for 1997 include amounts for JCP&L only because Met-Ed and Penelec's ECRs were combined with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT). The cessation of deferred energy accounting by Met-Ed and Penelec did not have a significant impact on earnings for the first half of 1997. For JCP&L, fuel and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance (O&M)

     The decrease in other O&M expenses for the three and six month periods was due to decreased emergency and storm related activity, lower postretirement benefits costs and lower production expense due to the 1996 retirement of the Werner and Gilbert generating stations.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and six month periods was due primarily to additions to plant in service.

 Taxes, other than income taxes

     For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment; therefore, fluctuations in such taxes will impact earnings (see COMPETITIVE ENVIRONMENT).


 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in other income, net for the three and six month periods was due primarily to increased income at GPU Electric, mainly due to the effect of the Midlands acquisition. The change for the six month period was also affected by GPU International's gain on sale of securities in the first quarter of 1996.


 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     The increase in other interest for the three and six month periods was due primarily to higher short-term debt levels.

  GPU, Inc. and Subsidiary Companies


                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the second quarter ended June 30, 1997 were $32.3 million, compared to 1996 second quarter earnings of $37.2 million. The decrease in earnings was due primarily to higher depreciation expense and lower KWH sales to customers due to cooler spring temperatures this year compared to last. Partially offsetting the effect of these decreases were lower other O&M expenses and increased new customer sales.

     For the six months ended June 30, 1997, earnings were $87.5 million, compared to $88.1 million for the same period last year. The same factors affecting the three month results also affected the six month results. Also, lower reserve capacity expense partially offset the earnings decrease for the six month period.


 OPERATING REVENUES:

     Operating revenues for the second quarter of 1997 increased 0.5% to $478.2 million, as compared to the second quarter of 1996. For the six months ended June 30, 1997, revenues decreased 1.6% to $988.7 million as compared to the same period last year. The components of the changes are as follows:

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1997      June 30, 1997

    Kilowatt-hour (KWH) revenues            $ (9.2)           $(14.7)
    Energy revenues                           11.0              (1.9)
    Other revenues                             0.5               0.1
         Increase (decrease) in revenues    $  2.3            $(16.5)

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three and six month periods was due to lower weather-related sales to residential customers partially offset by increased new customer sales. Also contributing to the decrease for the six months was a charge related to JCP&L's Final Settlement (see RATE MATTERS), representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed, and must be applied against customers' base rates.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three months was due to an increase in sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 GPU, Inc. and Subsidiary Companies




 JCP&L RESULTS OF OPERATIONS (continued)

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the energy adjustment clause. However, lower reserve capacity expense (which is a component of PP&I) due to reduced purchases from Pennsylvania Power & Light contributed to earnings for the three and six month periods.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The decrease in other O&M expenses for the three and six month periods were primarily due to decreased storm and emergency related activity and lower production expense due to the 1996 retirement of the Werner and Gilbert generating stations.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three month period was due primarily to additions to plant in service. Also affecting the three and six month periods were charges related to JCP&L's Final Settlement (see RATE MATTERS). One of the charges represents the portion of JCP&L's return on equity which exceeds the maximum amount allowed, and must be applied against JCP&L's stranded costs. Another charge represents an allowance for forecasted nuclear additions.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income/(expense), net for the three month period was due to a $5.5 million charge to settle a lawsuit related to the termination of the Freehold NUG contract (See the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN). For the six month period, the decrease was partially offset by the effect of a 1996 write-off of $2.4 million of inventory in connection with the retirement of the Werner and Gilbert generating stations.

 GPU, Inc. and Subsidiary Companies


 JCP&L RESULTS OF OPERATIONS (continued)

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other Interest

     The increase in other interest expense for the three and six month periods is due to higher short-term debt levels.


                          MET-ED RESULTS OF OPERATIONS

     Met-Ed's earnings for the second quarter ended June 30, 1997 were $14.0 million, compared to 1996 second quarter earnings of $16.6 million. The decrease in earnings was due primarily to lower weather-related residential sales resulting from cooler spring weather this year as compared to last year.

     For the six months ended June 30, 1997 earnings were $53.6 million, compared to $40.4 million for the same period last year. The increase was primarily due to the step increase in operating revenue resulting from the inclusion of the ECR in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also affecting the six month results were the same factors affecting the three months.


 OPERATING REVENUES:

     Operating revenues for the second quarter of 1997 increased 0.7% to $208.6 million as compared to the second quarter of 1996. For the six months ended June 30, 1997, revenues increased 4.3% to $463.8 million as compared to the same period last year. The components of the changes are as follows:

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1997      June 30, 1997

    Kilowatt-hour (KWH) revenues            $ (1.6)           $ 15.3
    Other revenues                             3.1               3.8
         Increase in revenues               $  1.5            $ 19.1

 Kilowatt-hour revenues

     The decrease in KWH revenues for the three month period was due primarily to lower weather-related residential sales. The increase in KWH revenues for the six month period was due primarily to the step increase resulting from the inclusion of energy cost rates in base rates, amounting to $13 million. Also contributing to the increase for the six months were increased customer usage and new customer sales, partially offset by lower weather-related residential sales.

 GPU, Inc. and Subsidiary Companies


 MET-ED RESULTS OF OPERATIONS (continued)

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.


 OPERATING EXPENSES:

 Fuel and Power purchased and interchanged

     Effective January 1, 1997, Met-Ed no longer defers energy costs, due to the inclusion of the ECR in base rates and the cessation of deferred energy accounting. However, incremental nonutility generation (NUG) costs are being deferred, based on the Pennsylvania restructuring legislation (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on earnings for the three and six month periods.

 Other operation and maintenance

     The decrease in other O&M expenses for the six month period was due primarily to a reduction in storm and emergency related activity, and a decrease in postretirement benefits costs.

 Depreciation and amortization

     The increase in depreciation and amortization for the three and six month periods was due to additions to plant in service, and an increase in depreciation rates.

 Taxes, other than income taxes

     The increase in taxes other than income taxes for the six month period was primarily due to the step increase from inclusion of the ECR in base rates, which resulted in increased accruals for Pennsylvania gross receipts tax, along with a corresponding increase in revenues. Such revenues are now included with KWH revenues, since the STAS is included with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT).


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income/(expense), net for the three and six month periods was due to an increase in interest income.

 GPU, Inc. and Subsidiary Companies


 MET-ED RESULTS OF OPERATIONS (continued)

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other Interest

     The increase in other interest expense for the three and six month periods is due to higher short-term debt levels.


                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the second quarter ended June 30, 1997 were $18.6 million, compared to 1996 second quarter earnings of $21.2 million. The decrease in earnings was due primarily to increased depreciation due to additions to plant in service and higher depreciation rates.

     For the six months ended June 30, 1997 earnings were $61.4 million, compared to $51.4 million for the same period last year. The increase was primarily due to the step increase in operating revenue resulting from the inclusion of the ECR in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also affecting the six month results were higher sales due to increased customer usage and lower O&M expense, partially offset by increased depreciation expense.


 OPERATING REVENUES:

     Operating revenues for the second quarter of 1997 increased 0.4% to $247.9 million, as compared to the second quarter of 1996. For the six months ended June 30, 1997, revenues increased 4.2% to $537.6 million as compared to the same period last year. The components of the changes are as follows:

                                                (In Millions)
                                        Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1997      June 30, 1997

    Kilowatt-hour (KWH) revenues            $ (1.9)           $ 15.5
    Other revenues                             3.0               6.0
         Increase in revenues               $  1.1            $ 21.5

 Kilowatt-hour revenues

     The increase in KWH revenues for the six month period was due primarily to the step increase resulting from the inclusion of the energy cost rates in base rates, amounting to $15 million. Also affecting the six month results was increased industrial customer usage offset by lower sales to other utilities.

 GPU, Inc. and Subsidiary Companies


 PENELEC RESULTS OF OPERATIONS (continued)

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes. Higher transmission revenues contributed to the increase for the six month period.


 OPERATING EXPENSES:

 Fuel and Power purchases and interchanged

     Effective January 1, 1997, Penelec no longer defers energy costs, due to the inclusion of the ECR in base rates and the cessation of deferred energy accounting. However, incremental NUG costs are being deferred, based on the Pennsylvania restructuring legislation (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on earnings for the three and six month periods.

 Other operation and maintenance

     The decrease in other O&M expenses for the six month period was due to a reduction in postretirement benefit costs.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and six month periods was due to additions to plant in service, and an increase in depreciation rates.

 Taxes, other than income taxes

     The increase in taxes other than income taxes for the six month period was primarily due to the step increase from inclusion of the ECR in base rates, which resulted in increased accruals for Pennsylvania gross receipts tax, along with a corresponding increase in revenues. Such revenues are now included with KWH revenues, since the STAS is included with base rates effective January 1, 1997 (see COMPETITIVE ENVIRONMENT).


 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income/(expense), net for the three and six month periods was due to an increase in interest income.

 GPU, Inc. and Subsidiary Companies


                             GPU INTERNATIONAL GROUP

     The GPU International Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPU International Group has ownership interests in distribution and supply businesses in England and Australia, eight operating cogeneration plants in the U.S. totaling 847 MW (of which the GPU International Group's equity interest represents 253 MW) of capacity, and twelve operating generating facilities located in foreign countries totaling 3,483 MW (of which the GPU International Group's equity interest represents 654 MW) of capacity.

     The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in five generating facilities under construction totaling 2,333 MW (of which the GPU International Group's equity interest represents 670 MW) of capacity.

     At June 30, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $218 million; GPU, Inc. has also guaranteed up to an additional $863 million of GPU International Group obligations. GPU, Inc. has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies and exempt wholesale generators up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings, or approximately $1 billion. At June 30, 1997, GPU, Inc. had remaining authorization to finance an additional $117 million of such investments. A request to increase this limit to 100% of GPU's average consolidated retained earnings, or to approximately $2 billion at June 30, 1997, is pending.

     The Government of the United Kingdom has proposed a windfall tax on privatized utilities, including Midlands, in which GPU has a 50% ownership interest. It is anticipated that legislation enacting the tax will be finalized in August 1997. Under the current proposal, GPU expects to record a one-time charge to income in the third quarter of 1997 of approximately $110 million, or $0.91 per share. In addition, the GPU International Group is reviewing the impact of this one-time charge, if any, on the utilization of carryforward foreign tax credits.

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

     For additional information on the GPU International Group's investments, see Note 2 to GPU's Consolidated Financial Statements.

 GPU, Inc. and Subsidiary Companies


                         LIQUIDITY AND CAPITAL RESOURCES

 Capital Needs

     GPU's cash construction expenditures for the six months ended June 30, 1997 were $158 million (JCP&L $79 million; Met-Ed $37 million; Penelec $42 million). Construction expenditures for the year are forecasted to be $402 million (JCP&L $185 million; Met-Ed $90 million; Penelec $120 million; Other $7 million). Expenditures for maturing obligations will total $179 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million; Other $3 million) in 1997. GPU and the GPU Energy companies estimate that a substantial portion of their 1997 capital needs will be satisfied through internally generated funds.

 Financing

     GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001 and up to seven million shares of additional common stock through 1998. GPU, Inc. has no current plans to issue these securities. Any sale of such securities will, among other things, depend upon future capital requirements and market conditions.

     As a result of Pennsylvania legislation (see COMPETITIVE ENVIRONMENT), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other similar entity, and would use the proceeds to reduce capitalization and further mitigate stranded costs resulting from customer choice. Met-Ed and Penelec plan to use securitization proceeds to fund any cash payments expected to be made under the NUG Requests for Proposals (RFPs), should proposals materialize that are economically justified (see the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN). The timing and amount of any sale will depend upon PaPUC approval of restructuring plans, as well as market conditions. Similarly, JCP&L fully supports the enactment of New Jersey legislation which would provide for securitization as part of the restructuring process. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

     JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1997. Met-Ed intends to seek regulatory approval in 1997 to extend this authorization for an additional two-year period. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     On May 1, 1997, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

 GPU, Inc. and Subsidiary Companies


     On April 15, 1997, Met-Ed redeemed at maturity, $20 million principal amount of 7.47% FMBs. On June 1, 1997, Penelec redeemed at maturity, $26 million principal amount of 6.25% FMBs.

     In May 1997, Met-Ed issued $13.7 million principal amount of 5.95% tax-exempt FMBs through the Indiana County Industrial Development Authority to replace short-term financing that matured in June 1997, related to a solid waste disposal facility at the jointly owned Conemaugh station.

     In June 1997, Penelec issued $50 million principal amount of variable rate FMBs. The net proceeds from this issuance were used by Penelec to reduce short-term debt and for other corporate purposes.

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


                             COMPETITIVE ENVIRONMENT

 Pennsylvania

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

 GPU, Inc. and Subsidiary Companies


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

     In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. Highlights of these plans include:

 . One-third of electric retail customers would be able to choose their supplier beginning on January 1, 1999, expanding to include all customers by January 1, 2001.

 . As required by the restructuring legislation, rates would be unbundled for generation, transmission and distribution charges.

 . A competitive transition charge (CTC) would recover all of Met-Ed and Penelec's generation plant, regulatory assets and other non-NUG related transition and stranded costs within a seven-year time period beginning January 1, 1999.

 . A "NUG Cost Rate" is being proposed to capture future payments to NUGs. This clause will provide for a full reconciliation of amounts paid to NUGs, and recovered from customers. This will ensure that customers do not overpay for these obligations, and it will also provide a vehicle for flowing through to customers the full benefits of any prospective reductions in NUG obligations that result from the RFPs or other future NUG mitigation. At June 30, 1997, the deferred NUG balances for Met-Ed and Penelec were $11.3 million and $1.7 million, respectively, and are included in Other Regulatory Assets on the Consolidated Balance Sheet.

 . Stranded costs at the time of initial customer choice (December 31, 1998), on a present value basis, are estimated at $1.4 billion for Met-Ed and $1.3 billion for Penelec. These stranded costs include above-market costs related to power purchase commitments, company owned generation, generating plant decommissioning, regulatory assets and transition expenses.

 GPU, Inc. and Subsidiary Companies


 . Ongoing stranded cost mitigation efforts include the buyout and/or renegotiation of several above-market NUG agreements; the planned retirement of uneconomical generating units as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

 . Met-Ed and Penelec have requested rate recovery of prudently incurred and previously approved costs associated with the buyout and restructuring of NUG projects that are not currently being recovered in rates. The requested increase, based upon a three-year recovery of the buyout costs, is $10.5 million for Met-Ed and $1.7 million for Penelec. It is expected that these increases will be offset by lower interest expense related to the issuance of transition bonds. The estimated customer savings associated with these contract buyouts/restructurings is $900 million for Met-Ed and $500 million for Penelec.

 . Met-Ed and Penelec support securitization as a mechanism to help mitigate stranded costs and have initiated a RFP which is expected to use securitization proceeds to reduce above-market NUG costs. (See THE GPU ENERGY COMPANIES' SUPPLY PLAN.)

 . Met-Ed and Penelec are exploring a variety of options for their generating facilities including the early retirement of Penelec's Warren and Seward Generating Stations by the year 2000 and Met-Ed's Portland and Titus Generating Stations by the year 2004.

 . Met-Ed and Penelec will be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier.

     The PaPUC will review and hold hearings on the restructuring plans, and has stated that a decision is expected by the end of the first quarter of 1998.

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

     The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania. These pilot programs include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. In March 1997, Met-Ed and Penelec filed with the PaPUC their plan for a pilot program that would offer approximately 51,000 (Met-Ed 23,000; Penelec 28,000) customers the ability to choose their electric generation supplier. The pilot program, which is subject to PaPUC approval, is anticipated to begin in early 1998 and to be in effect for at least one year.

 GPU, Inc. and Subsidiary Companies


 New Jersey

     In April 1997, the NJBPU issued final findings and recommendations for restructuring the electric utility industry in New Jersey and submitted the plan to the Governor and the Legislature for their consideration. The NJBPU has recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. The NJBPU also recommends a near-term electric rate reduction of 5% to 10% with the phase in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

     The NJBPU has proposed that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated would be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guarantee for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

     In addition, the NJBPU is proposing that beginning October 1998, utilities unbundle their rates and allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, who would be responsible for maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

     In July 1997, New Jersey enacted energy tax legislation which eliminates the 13% gross receipts and franchise tax on utility bills. Utilities will collect from customers a 6% sales tax and pay a corporate business tax which amounts to 1-2% of revenues. Utilities will also collect a transitional energy facilities assessment which will phase out over five to seven years and result in a 6% rate reduction to customers.

     In July 1997, JCP&L filed with the NJBPU its proposed restructuring plans for a competitive electric marketplace in New Jersey. Included in these plans were stranded cost and unbundled rate filings. Highlights of these plans include:

 . Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, expanding to include all retail customers by July 1, 2000.

 . As required by the New Jersey Energy Master Plan, JCP&L would unbundle its rates and these rates would apply to all distribution customers, with the exception of a Production Charge, which would be charged to customers

 GPU, Inc. and Subsidiary Companies


     who do not choose an alternative energy supplier. The unbundled rate structure would include:

       - a flat monthly Customer Charge for the costs associated with metering, billing and customer account administration.

       - a Delivery Charge consisting of capital and O&M costs associated with the transmission and distribution system; the recovery of regulatory assets, including those associated with generation; the cost of social programs; and certain costs related to the proposed ratemaking treatment of Oyster Creek.

       - a Production Charge for the estimated average market price for electricity (EAMPE) provided to customers who elect JCP&L as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. A deferred market price adjustment account will be set up for the difference between the EAMPE and the actual market price for electricity, plus interest. The EAMPE will be calculated every six months during the transition period and adjusted by a true-up factor.

       - a Societal Benefits Charge to recover demand side management costs, remediation adjustment costs, and nuclear decommissioning costs.

       - a Market Transition Charge (MTC) to recover non-NUG stranded generation costs. This charge would include both owned generation and utility purchase power commitments. It is expected that the MTC would be in effect for approximately a four-year period.

       - a NUG Transition Charge (NTC) to recover ongoing above-market NUG costs over the life of the contracts and provide a mechanism to flow through to customers the benefits of future NUG mitigation efforts. The NTC would be subject to an annual true-up for actual cost escalations or reductions, changes in availability or dispatch levels and other cost variations over the life of each NUG project. The NTC would also be subject to adjustment in the future to reflect additional NUG buyout or restructuring costs and any related savings.

 . The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's global rate settlement approved by the NJBPU in April 1997 (see RATE MATTERS). The remaining reductions would be phased in over a two-year period beginning October 1, 1998, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five to seven years as a result of energy tax legislation signed into law in July 1997.

 GPU, Inc. and Subsidiary Companies


 . In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. A final decision on the plant's future has not been reached. Nevertheless, JCP&L has proposed that the NJBPU approve an early retirement of Oyster Creek in September 2000, for ratemaking purposes. The ratemaking treatment being requested for Oyster Creek is as follows:

       - The market value of Oyster Creek's generation output would be recovered in the Production Charge.

       - The above-market operating costs would be recovered as a component of the Delivery Charge through September 2000. If the plant is operated beyond that date, these costs would not be included in customer rates.

       - Existing Oyster Creek regulatory assets would, like other regulatory assets, be recovered as part of the Delivery Charge.

       - Oyster Creek decommissioning costs would, like TMI-1 decommissioning costs, be recovered as a component of the Societal Benefits Charge.

       - JCP&L's net investment in Oyster Creek would be recovered through the Delivery Charge as a levelized annuity, effective October 1998 through its original expected operating life, 2009.

 . Stranded costs at the time of initial customer choice (September 30, 1998), on a present value basis, are estimated at $1.8 billion, of which $1.6 billion is for above-market NUG contracts. The $1.8 billion excludes above-market generation costs related to Oyster Creek.

 . Ongoing stranded cost mitigation efforts have included the buyout and/or renegotiation of several above-market NUG agreements; the retirement of uneconomical steam generating units at Gilbert and Werner stations in 1996; the planned retirement of additional units at Sayreville station in 1999 as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

 . JCP&L fully supports securitization of above-market costs in the restructuring process. JCP&L expects to request securitization, if legislation is enacted, of certain costs associated with generation assets, regulatory assets and the buyout or renegotiation of NUG contracts.

     The NJBPU intends to complete its review and approval of these plans so as to permit retail competition to begin in October 1998.

     JCP&L has received NJBPU approval of a one-year pilot program offering customers in Monroe Township, New Jersey a choice of their electric energy supplier. The pilot program is currently scheduled to begin later in 1997, subject to the resolution of certain matters. At the end of the first year,

 GPU, Inc. and Subsidiary Companies


 Monroe Township will have the option of renewing the pilot. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

 Other

     In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs.

     Several bills have been introduced in Congress providing for a comprehensive restructuring of the electric utility industry. These bills propose, among other things, retail choice for all utility customers beginning as early as January 1999, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935.

     In 1996, the GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements (including, among other things, establishing an ISO to operate the energy market and transmission system), that would create a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region. Also in 1996, PECO Energy Company
 (PECO), which opposes the supporting PJM companies' proposed restructuring plan, filed its own plan with the FERC. Although the PJM companies are continuing with their efforts to operate as an ISO, there still remain a number of unresolved issues.

     In February 1997, the FERC issued an order directing PJM to adopt all recommendations proposed by the supporting PJM companies except with regard to congestion pricing, as to which the FERC ordered implementation of PECO's proposal on an interim basis. The FERC has stated that it expects it will order PJM to adopt the supporting PJM companies' proposal on congestion pricing after certain issues are resolved concerning implementation of this proposal. Effective March 31, 1997, the PJM Power Pool converted to a limited liability company governed by an independent board of managers; in June 1997, the supporting PJM companies filed with the FERC an application to permit the PJM Interconnection to be recognized as an ISO.


                                  RATE MATTERS

     Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry. For additional information and related rate matters, see COMPETITIVE ENVIRONMENT.

 GPU, Inc. and Subsidiary Companies


     In 1996, the NJBPU approved a provisional settlement for a combined LEAC and Demand-Side Factor (DSF) increase of $27.9 million annually. The DSF is applied to customer rates so electric utilities can recover their demand-side management program costs, which include activities designed to improve efficiency in customer electricity use and load-management programs that reduce peak demand.

     Also in 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues. An Administrative Law Judge (ALJ) issued a decision recommending approval of the Final Settlement, but the NJBPU ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below (see the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN). In December 1996, the ALJ issued a further decision recommending that recovery of the Freehold buyout costs be approved, subject to possible revocation or modification, if it was determined that the project was not viable when it was bought out. In December 1996 an Addendum revising the Final Settlement was agreed upon by JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate. In January 1997, the NJBPU staff recommended that rate recovery of the Freehold buyout costs be permitted. In March 1997, the NJBPU approved the Final Settlement, including the recovery of Freehold buyout costs. However, the Freehold cost recovery was granted on an interim basis, subject to refund, pending further review by the NJBPU. There can be no assurance as to the outcome of this matter.

     Provisions of the Final Settlement, as revised by the Addendum, include a further annual increase of $7 million in the LEAC in addition to those noted above and an annual reduction of $11 million in base rates. Base rates are frozen at that level until the year 2000, and the LEAC rate is frozen through the year 1999. The final settlement provides for the establishment of a remediation adjustment clause (RAC) for the recovery of manufactured gas plant remediation costs. JCP&L could seek a LEAC/DSF/RAC rate increase if the combined LEAC/DSF/RAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates, beginning in 1998, of all postretirement benefit costs recorded in accordance with Statement of Financial Accounting Standards No. 106, including amounts previously deferred, and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological removal costs estimated in the 1995 site-specific studies performed for GPUN. Also, included in base rates is recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in 1996.

     The Final Settlement also provides for recovery through the LEAC of:
 (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement (such recovery is interim and is subject to refund, pending further review); and (2) $14 million of the $17 million buyout costs, over a two-year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in the second quarter of 1996.

 GPU, Inc. and Subsidiary Companies


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


                      THE GPU ENERGY COMPANIES' SUPPLY PLAN

 Managing Nonutility Generation

     The GPU Energy companies have contracts and anticipated commitments with NUG suppliers under which a total of 1,657 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity are currently in service. For information on NUG costs, see the Competition and the Changing Regulatory Environment section of
 Note 1 to GPU's Consolidated Financial Statements.

     The GPU Energy companies are seeking to reduce the above-market costs of NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buyouts; and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can, however, be no assurance as to what extent these efforts will be successful in whole or in part.

     In 1996, JCP&L entered into an agreement with Freehold Cogeneration Associates (Freehold), the developer of a proposed 110 MW gas-fired cogeneration project, that terminates JCP&L's long-term obligation to purchase power from the project. JCP&L expects that the buyout will save customers $1.1 billion over the term of the power purchase contract based on the projected cost of alternative sources of energy. JCP&L has agreed to pay Freehold $125 million, of which $80 million has been paid through June 1997, and the remainder will be paid in 1998 and 1999. Associated with this buyout are certain payments to third parties, which could be material in amount. As part of the Final Settlement (see RATE MATTERS), JCP&L has been granted recovery of buyout costs, on an interim basis, of up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period.

     In May 1997, JCP&L, Freehold Cogeneration Associates and Nestle Beverage Company (Nestle) entered into a settlement agreement terminating their pending litigation involving JCP&L's buyout of the power purchase agreement for the Freehold cogeneration project. As a result, JCP&L recorded a charge to income of approximately $5.5 million in the second quarter of 1997. (See Other Commitments and Contingencies section of Note 1 to GPU's Consolidated Financial Statements.)

 GPU, Inc. and Subsidiary Companies


     In April 1997, Met-Ed and Penelec issued RFPs to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs request the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. Met-Ed and Penelec plan to fund the cash payments through the issuance of PaPUC approved securitized transition bonds (see COMPETITIVE ENVIRONMENT). Met-Ed and Penelec are currently evaluating several bids and to the extent there are winning bidders, they are expected to be notified in the third quarter of 1997.


                               ACCOUNTING MATTERS

     Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by California investor-owned utilities with respect to their electric generation operations. The GPU Energy companies believe that the SEC's concern also applies to them, since retail access legislation has been enacted in Pennsylvania and proposed in New Jersey. In May and July 1997, the FASB's Emerging Issues Task Force (EITF) met to discuss these issues and they concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets (including those related to generation) on their balance sheet if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. While the EITF's consensus must be complied with, the SEC has the final regulatory authority for accounting by public companies.

     In light of retail access legislation enacted in Pennsylvania and the New Jersey Energy Master Plan in New Jersey, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71 for the generation portion of their business, no later than early 1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not granted through their respective restructuring plans, have to be written off and charged to expense. The above-market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets." The amount of write-offs resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial condition.

 GPU, Inc. and Subsidiary Companies


     In June 1997, Statement of Financial Accounting Standards No. 130 (FAS
 130), "Reporting Comprehensive Income", was issued to establish standards for reporting and displaying comprehensive income. This statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains or losses on decommissioning and other trust fund assets. GPU will be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, Statement of Financial Accounting Standards No. 131 (FAS
 131) "Disclosures about Segments of an Enterprise and Related Information", was issued. FAS 131 requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measures segment performance. Also required are disclosures about the countries in which a company holds material assets and reports revenues, its major customers and disclosure of selected segment information in quarterly reports issued to shareholders. The Statement will supersede FAS 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997.

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

             (b) Reports on Form 8-K:

                 GPU, Inc.:

                 Dated May 7, 1997, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:

                 Dated May 7, 1997, under Item 5 (Other Events).

                 Metropolitan Edison Company:

                 Dated May 7, 1997, under Item 5 (Other Events).

                 Pennsylvania Electric Company:

                 Dated May 7, 1997, under Item 5 (Other Events).

 GPU, Inc. and Subsidiary Companies


                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 GPU, INC.



 August 7, 1997                  By:   /s/ J. G. Graham
                                      J. G. Graham, Senior Vice President
                                      (Chief Financial Officer)



 August 7, 1997                  By:   /s/ F. A. Donofrio
                                      F. A. Donofrio, Vice President
                                      and Comptroller
                                      (Chief Accounting Officer)



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                 METROPOLITAN EDISON COMPANY
                                 PENNSYLVANIA ELECTRIC COMPANY



 August 7, 1997                  By:   /s/ D. Baldassari
                                      D. Baldassari, President



 August 7, 1997                  By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Finance and Rates & Comptroller
                                      (Principal Accounting Officer)