Form 10-Q
period 1997-09-30
GPU INC /PA/
filed 1997-11-12
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 __      EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission         Registrant, State of Incorporation,       I.R.S. Employer
File Number        Address and Telephone Number              Identification No.
-----------        ----------------------------              ------------------

1-6047             GPU, Inc.                                         13-5516989
                   (a Pennsylvania corporation)
                   100 Interpace Parkway
                   Parsippany, New Jersey 07054-1149
                   Telephone (973) 263-6500

1-3141             Jersey Central Power & Light Company              21-0485010
                   (a New Jersey corporation)
                   2800 Pottsville Pike
                   Reading, Pennsylvania 19605
                   Telephone (610) 929-3601

1-446              Metropolitan Edison Company                       23-0870160
                   (a Pennsylvania corporation)
                   2800 Pottsville Pike
                   Reading, Pennsylvania 19605
                   Telephone (610) 929-3601

1-3522             Pennsylvania Electric Company                     25-0718085
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


         The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1997, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
----------                           -----                         -----------

GPU, Inc.                            Common Stock, $2.50 par value 120,792,487
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                               September 30, 1997

                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----
PART I - Financial Information

         Consolidated Financial Statements:

             GPU, Inc.
             ---------
                  Balance Sheets                                            3
                  Statements of Income                                      5
                  Statements of Cash Flows                                  6

             Jersey Central Power & Light Company
             ------------------------------------
                  Balance Sheets                                            7
                  Statements of Income                                      9
                  Statements of Cash Flows                                 10

             Metropolitan Edison Company
             ---------------------------
                  Balance Sheets                                           11
                  Statements of Income                                     13
                  Statements of Cash Flows                                 14

             Pennsylvania Electric Company
             -----------------------------
                  Balance Sheets                                           15
                  Statements of Income                                     17
                  Statements of Cash Flows                                 18

         Combined Notes to Consolidated Financial Statements               19

         Combined Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                      46

PART II - Other Information                                                69

Signatures                                                                 70

                        ---------------------------------

    The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results fo the interim periods presented.

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

                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                              In Thousands
                                                              ------------
                                                     September 30,  December 31,
                                                          1997          1996
                                                          ----          ----
                                                      (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                         $ 9,873,012   $ 9,646,380
  Less, accumulated depreciation                         3,953,755     3,704,026
                                                       -----------   -----------
      Net utility plant in service                       5,919,257     5,942,354
  Construction work in progress                            223,889       277,440
  Other, net                                               170,217       168,029
                                                       -----------   -----------
         Net utility plant                               6,313,363     6,387,823
                                                       -----------   -----------

Other Property and Investments:
  GPU International Group investments, net                 850,315       924,397
  Nuclear decommissioning trusts, at market                544,607       464,011
  Nuclear fuel disposal trust, at market                   107,623       101,661
  Other, net                                                53,713        51,122
                                                       -----------   -----------
         Total other property and investments            1,556,258     1,541,191
                                                       -----------   -----------

Current Assets:
  Cash and temporary cash investments                       42,523        31,604
  Special deposits                                          29,313        47,545
  Accounts receivable:
      Customers, net                                       293,577       270,844
      Other                                                109,675        91,637
  Unbilled revenues                                        129,846       114,891
  Materials and supplies, at average cost or less:
      Construction and maintenance                         185,664       187,130
      Fuel                                                  39,600        40,207
  Deferred income taxes                                     61,031        32,148
  Prepayments                                              112,003        81,168
  Other                                                        379          --
                                                       -----------   -----------
       Total current assets                              1,003,611       897,174
                                                       -----------   -----------

Deferred Debits and Other Assets:
  Regulatory assets:
      Three Mile Island Unit 2 deferred costs              345,352       356,517
      Income taxes recoverable through future rates        526,623       527,385
      Nonutility generation contract buyout costs          251,068       242,481
      Unamortized property losses                           97,281       100,310
      Other                                                435,616       426,579
                                                       -----------   -----------
         Total regulatory assets                         1,655,940     1,653,272
  Deferred income taxes                                    365,234       332,828
  Other                                                    148,943       128,931
                                                       -----------   -----------
         Total deferred debits and other assets          2,170,117     2,115,031
                                                       -----------   -----------



         Total Assets                                  $11,043,349   $10,941,219
                                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                            In Thousands
                                                              ------------
                                                     September 30,  December 31,
                                                          1997          1996
                                                          ----          ----
                                                      (Unaudited)

LIABILITIES AND CAPITAL
Capitalization:
  Common stock                                         $   314,458   $   314,458
  Capital surplus                                          753,082       750,569
  Retained earnings                                      2,188,770     2,068,976
                                                       -----------   -----------
      Total                                              3,256,310     3,134,003
  Less, reacquired common stock, at cost                    82,391        86,416
                                                       -----------   -----------
      Total common stockholders' equity                  3,173,919     3,047,587
  Cumulative preferred stock:
      With mandatory redemption                             91,500       114,000
      Without mandatory redemption                          66,478        66,478
  Subsidiary-obligated mandatorily
      redeemable preferred securities                      330,000       330,000
  Long-term debt                                         3,211,509     3,177,016
                                                       -----------   -----------
         Total capitalization                            6,873,406     6,735,081
                                                       -----------   -----------



Current Liabilities:
  Securities due within one year                            63,816       178,583
  Notes payable                                            334,685       265,547
  Obligations under capital leases                         149,281       143,818
  Accounts payable                                         348,188       354,819
  Taxes accrued                                             33,929        25,717
  Deferred energy                                           30,922        15,559
  Interest accrued                                          53,908        70,370
  Other                                                    237,069       282,193
                                                       -----------   -----------
         Total current liabilities                       1,251,798     1,336,606
                                                       -----------   -----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                  1,574,264     1,562,979
  Unamortized investment tax credits                       125,320       133,572
  Three Mile Island Unit 2 future costs                    444,175       430,508
  Regulatory liabilities                                    92,379        89,815
  Other                                                    682,007       652,658
                                                       -----------   -----------
         Total deferred credits and other liabilities    2,918,145     2,869,532
                                                       -----------   -----------



Commitments and Contingencies (Note 1)


         Total Liabilities and Capital                 $11,043,349   $10,941,219
                                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.




                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                                             In Thousands
                                                                                       (Except Per Share Data)
                                                                                       -----------------------
                                                                           Three Months                   Nine Months
                                                                       Ended September 30,            Ended September 30,
                                                                       -------------------            -------------------
                                                                        1997           1996          1997            1996
                                                                        ----           ----          ----            ----
Operating Revenues                                                  $ 1,093,598    $ 1,058,223    $ 3,062,926    $ 2,993,411
                                                                    -----------    -----------    -----------    -----------

Operating Expenses:
   Fuel                                                                  94,310         98,200        276,122        284,969
   Power purchased and interchanged                                     282,694        270,867        771,513        761,749
   Deferral of energy and capacity
       costs, net                                                         4,900          9,861         11,629         19,701
   Other operation and maintenance                                      245,206        363,848        683,834        832,201
   Depreciation and amortization                                        121,185        102,726        347,755        297,233
   Taxes, other than income taxes                                        95,186         99,263        271,589        274,046
                                                                    -----------    -----------    -----------    -----------
      Total operating expenses                                          843,481        944,765      2,362,442      2,469,899
                                                                    -----------    -----------    -----------    -----------

Operating Income Before Income Taxes                                    250,117        113,458        700,484        523,512
   Income taxes                                                          71,706         20,292        198,940        134,387
                                                                    -----------    -----------    -----------    -----------
Operating Income                                                        178,411         93,166        501,544        389,125
                                                                    -----------    -----------    -----------    -----------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                           274           (743)           935          1,741
   Other income/(expense), net                                         (162,533)         5,720       (129,512)        17,300
   Income taxes                                                          64,842          1,355         61,924         (2,590)
                                                                    -----------    -----------    -----------    -----------
      Total other income and deductions                                 (97,417)         6,332        (66,653)        16,451
                                                                    -----------    -----------    -----------    -----------

Income Before Interest Charges
   and Preferred Dividends                                               80,994         99,498        434,891        405,576
                                                                    -----------    -----------    -----------    -----------

Interest Charges and Preferred Dividends:
   Interest on long-term debt                                            45,868         45,708        137,726        138,316
   Other interest                                                         9,214          9,518         27,364         22,497
   Allowance for borrowed funds used
     during construction                                                 (1,104)        (2,555)        (3,547)        (6,378)
   Dividends on subsidiary-obligated mandatorily
     redeemable preferred securities                                      7,222          7,222         21,666         21,666
   Preferred stock dividends of
     subsidiaries                                                         2,890          3,784          9,491         11,776
                                                                    -----------    -----------    -----------    -----------
      Total interest charges and
        preferred dividends                                              64,090         63,677        192,700        187,877
                                                                    -----------    -----------    -----------    -----------

Net Income                                                          $    16,904    $    35,821    $   242,191    $   217,699
                                                                    ===========    ===========    ===========    ===========

Earnings Per Average Common Share                                   $       .14    $       .29    $      2.00    $      1.80
                                                                    ===========    ===========    ===========    ===========

Average Common Shares Outstanding                                       121,049        120,791        120,964        120,710
                                                                    ===========    ===========    ===========    ===========

Cash Dividends Paid Per Share                                       $       .50    $      .485    $     1.485    $      1.44
                                                                    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.




                                       5

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               In Thousands
                                                               ------------
                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             1997        1996
                                                             ----        ----
Operating Activities:
   Net income                                            $ 242,191    $ 217,699
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         370,769      315,726
     Amortization of property under capital leases          36,867       42,711
     Equity in undistributed (earnings)/losses
       of affiliates                                        85,995      (15,253)
     Voluntary enhanced retirement programs                   --        122,739
     Nuclear outage maintenance costs, net                   8,685        3,597
     Deferred income taxes and investment tax
         credits, net                                      (68,815)      14,664
     Deferred energy and capacity costs, net                11,629       19,696
     Accretion income                                       (8,070)      (8,708)
     Allowance for other funds used
         during construction                                  (935)      (1,741)
   Changes in working capital:
     Receivables                                           (51,480)     (48,788)
     Materials and supplies                                  1,995       16,113
     Special deposits and prepayments                      (15,808)     (92,705)
     Payables and accrued liabilities                        1,373      (16,063)
   Nonutility generation contract buyout costs             (49,050)     (90,450)
  Other, net                                               (25,136)     (51,396)
                                                         ---------    ---------
        Net cash provided by operating activities          540,210      427,841
                                                         ---------    ---------

Investing Activities:
   Cash construction expenditures                         (235,941)    (261,185)
   Contributions to decommissioning trusts                 (30,764)     (30,136)
   GPU International Group investments                     (97,565)    (541,587)
   Other, net                                               49,132        3,703
                                                         ---------    ---------
        Net cash used for investing activities            (315,138)    (829,205)
                                                         ---------    ---------

Financing Activities:
   Issuance of long-term debt                              130,471      563,762
   Increase in notes payable, net                           60,227      177,797
   Retirement of long-term debt                           (166,601)     (71,389)
   Capital lease principal payments                        (38,884)     (42,673)
   Redemption of preferred stock of subsidiaries           (20,000)     (20,000)
   Dividends paid on common stock                         (179,188)    (173,484)
                                                         ---------    ---------
        Net cash provided/(required) by
         financing activities                             (213,975)     434,013
                                                         ---------    ---------

Effect of exchange rate changes on cash                       (178)         108

Net increase in cash and temporary
  cash investments from above activities                    10,919       32,757
Cash and temporary cash investments, beginning of year      31,604       18,422
                                                         ---------    ---------
Cash and temporary cash investments, end of period       $  42,523    $  51,179
                                                         =========    =========

Supplemental Disclosure:
   Interest and preferred dividends paid                 $ 240,524    $ 219,875
                                                         =========    =========
   Income taxes paid                                     $ 187,503    $ 137,980
                                                         =========    =========
   New capital lease obligations incurred                $  39,306    $  31,415
                                                         =========    =========
   Common stock dividends declared but not paid          $    --      $    --
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                               In Thousands
                                                     September 30,  December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $4,627,088   $4,528,676
  Less, accumulated depreciation                          1,954,935    1,811,620
                                                         ----------   ----------
      Net utility plant in service                        2,672,153    2,717,056
  Construction work in progress                             107,635      106,512
  Other, net                                                 99,682      111,116
                                                         ----------   ----------
         Net utility plant                                2,879,470    2,934,684
                                                         ----------   ----------

Other Property and Investments:
  Nuclear decommissioning trusts, at market                 323,817      278,342
  Nuclear fuel disposal trust, at market                    107,623      101,661
  Other, net                                                  8,354        8,305
                                                         ----------   ----------
         Total other property and investments               439,794      388,308
                                                         ----------   ----------

Current Assets:
  Cash and temporary cash investments                        13,469        1,321
  Special deposits                                            6,422        6,939
  Accounts receivable:
      Customers, net                                        165,410      135,655
      Other                                                  16,887       33,228
  Unbilled revenues                                          53,636       56,522
  Materials and supplies, at average cost or less:
      Construction and maintenance                           91,558       92,761
      Fuel                                                   15,939       19,257
  Deferred income taxes                                      24,158       22,509
  Prepayments                                                53,783       21,150
                                                         ----------   ----------
       Total current assets                                 441,262      389,342
                                                         ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
      Income taxes recoverable through future rates         148,752      142,726
      Nonutility generation contract buyout costs           143,500      139,000
      Three Mile Island Unit 2 deferred costs               109,653      126,448
      Unamortized property losses                            92,336       94,767
      Other                                                 315,422      326,620
                                                         ----------   ----------
         Total regulatory assets                            809,663      829,561
  Deferred income taxes                                     149,879      138,903
  Other                                                      21,937       29,121
                                                         ----------   ----------
         Total deferred debits and other assets             981,479      997,585
                                                         ----------   ----------





         Total Assets                                    $4,742,005   $4,709,919
                                                         ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------
                                                             In Thousands
                                                     September 30,  December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (Unaudited)
LIABILITIES AND CAPITAL
Capitalization:
  Common stock                                           $  153,713   $  153,713
  Capital surplus                                           510,769      510,769
  Retained earnings                                         892,230      825,001
                                                         ----------   ----------
      Total common stockholder's equity                   1,556,712    1,489,483
  Cumulative preferred stock:
      With mandatory redemption                              91,500      114,000
      Without mandatory redemption                           37,741       37,741
  Company-obligated mandatorily
      redeemable preferred securities                       125,000      125,000
  Long-term debt                                          1,173,244    1,173,091
                                                         ----------   ----------
         Total capitalization                             2,984,197    2,939,315
                                                         ----------   ----------



Current Liabilities:
  Securities due within one year                             32,511      110,075
  Notes payable                                             106,800       31,800
  Obligations under capital leases                           86,214       96,150
  Accounts payable:
      Affiliates                                             19,873       71,761
      Other                                                  98,166       94,258
  Taxes accrued                                              14,654        2,063
  Deferred energy credits                                    30,922       15,559
  Interest accrued                                           29,385       28,350
  Other                                                      86,736       80,195
                                                         ----------   ----------
         Total current liabilities                          505,261      530,211
                                                         ----------   ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                     663,579      664,440
  Unamortized investment tax credits                         55,243       59,893
  Three Mile Island Unit 2 future costs                     111,069      107,652
  Nuclear fuel disposal fee                                 132,648      127,543
  Regulatory liabilities                                     38,722       33,250
  Other                                                     251,286      247,615
                                                         ----------   ----------
         Total deferred credits and other liabilities     1,252,547    1,240,393
                                                         ----------   ----------


Commitments and Contingencies (Note 1)


         Total Liabilities and Capital                   $4,742,005   $4,709,919
                                                         ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.



                                       JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                                                    Consolidated Statements of Income
                                                    ---------------------------------
                                                               (Unaudited)

                                                                                               In Thousands
                                                                                               ------------
                                                                         Three Months                         Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                                     -------------------                  -------------------
                                                                      1997             1996              1997              1996
                                                                      ----             ----              ----              ----
Operating Revenues                                                 $ 602,900        $ 578,274        $ 1,591,569        $ 1,583,432
                                                                   ---------        ---------        -----------        -----------

Operating Expenses:
   Fuel                                                               27,633           29,438             73,703             81,664
   Power purchased and interchanged:
     Affiliates                                                        7,513            8,673             14,719             21,896
     Others                                                          172,432          169,640            451,538            451,889
   Deferral of energy and capacity costs, net                          4,900              741             11,629             15,478
   Other operation and maintenance                                   115,531          187,964            331,808            425,306
   Depreciation and amortization                                      68,940           54,939            190,178            155,177
   Taxes, other than income taxes                                     64,050           61,539            176,878            176,899
                                                                   ---------        ---------        -----------        -----------
      Total operating expenses                                       460,999          512,934          1,250,453          1,328,309
                                                                   ---------        ---------        -----------        -----------

Operating Income Before Income Taxes                                 141,901           65,340            341,116            255,123
   Income taxes                                                       39,374           11,888             85,466             56,560
                                                                   ---------        ---------        -----------        -----------
Operating Income                                                     102,527           53,452            255,650            198,563
                                                                   ---------        ---------        -----------        -----------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                         65             (758)               332              1,224
   Other income, net                                                   1,975            2,850              2,122              4,668
   Income taxes                                                        1,583             (990)            (1,244)            (2,225)
                                                                   ---------        ---------        -----------        -----------
      Total other income and deductions                                3,623            1,102              1,210              3,667
                                                                   ---------        ---------        -----------        -----------

Income Before Interest Charges and
   Dividends on Preferred Securities                                 106,150           54,554            256,860            202,230
                                                                   ---------        ---------        -----------        -----------

Interest Charges and Dividends
  on Preferred Securities:
   Interest on long-term debt                                         22,434           22,204             67,779             66,921
   Other interest                                                      4,022            3,971             11,680              8,980
   Allowance for borrowed funds used
     during construction                                                (287)          (1,815)            (1,491)            (4,092)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                                   2,675            2,675              8,025              8,025
                                                                   ---------        ---------        -----------        -----------
      Total interest charges and dividends
        on preferred securities                                       28,844           27,035             85,993             79,834
                                                                   ---------        ---------        -----------        -----------

Net Income                                                            77,306           27,519            170,867            122,396
   Preferred stock dividends                                           2,597            3,162              8,638              9,910
                                                                   ---------        ---------        -----------        -----------
Earnings Available for Common Stock                                $  74,709        $  24,357        $   162,229        $   112,486
                                                                   =========        =========        ===========        ===========






The accompanying notes are an integral part of the consolidated financial statements.



                                       9

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               In Thousands
                                                               ------------
                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                            1997         1996
                                                            ----         ----
Operating Activities:
   Net income                                            $ 170,867    $ 122,396
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         201,149      163,880
     Amortization of property under capital leases          21,195       22,493
     Voluntary enhanced retirement programs                   --         62,909
     Nuclear outage maintenance costs, net                  10,925       (3,322)
     Deferred income taxes and investment tax
         credits, net                                      (29,818)       2,475
     Deferred energy and capacity costs, net                11,629       15,473
     Accretion income                                       (8,070)      (8,708)
     Allowance for other funds used
         during construction                                  (332)      (1,224)
   Changes in working capital:
     Receivables                                           (10,528)      (5,173)
     Materials and supplies                                  4,521       11,179
     Special deposits and prepayments                      (32,116)     (54,923)
     Payables and accrued liabilities                      (14,584)     (36,664)
  Nonutility generation contract buyout costs              (30,500)     (65,000)
  Other, net                                                 4,367       (2,767)
                                                         ---------    ---------
        Net cash provided by operating activities          298,705      223,024
                                                         ---------    ---------

Investing Activities:
   Cash construction expenditures                         (116,026)    (124,081)
   Contributions to decommissioning trusts                 (13,502)     (13,504)
   Other, net                                               (7,603)      (5,643)
                                                         ---------    ---------
        Net cash used for investing activities            (137,131)    (143,228)
                                                         ---------    ---------

Financing Activities:
   Increase in notes payable, net                           75,000      101,500
   Retirement of long-term debt                            (80,075)     (25,710)
   Capital lease principal payments                        (20,289)     (23,249)
   Redemption of preferred stock                           (20,000)     (20,000)
   Dividends paid on common stock                          (95,000)    (100,000)
   Dividends paid on preferred stock                        (9,062)     (10,334)
                                                         ---------    ---------
        Net cash required by financing activities         (149,426)     (77,793)
                                                         ---------    ---------

Net increase in cash and temporary
  cash investments from above activities                    12,148        2,003
Cash and temporary cash investments, beginning of year       1,321          922
                                                         ---------    ---------
Cash and temporary cash investments, end of period       $  13,469    $   2,925
                                                         =========    =========

Supplemental Disclosure:
   Interest paid                                         $  83,973    $  78,674
                                                         =========    =========
   Income taxes paid                                     $  91,518    $  70,267
                                                         =========    =========
   New capital lease obligations incurred                $  10,431    $  30,321
                                                         =========    =========






The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                             In Thousands
                                                             ------------
                                                     September 30,  December 31,
                                                         1997           1996
                                                         ----           ----
                                                     (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $2,384,433   $2,297,100
  Less, accumulated depreciation                            896,917      841,398
                                                         ----------   ----------
      Net utility plant in service                        1,487,516    1,455,702
  Construction work in progress                              45,407       98,171
  Other, net                                                 41,457       31,000
                                                         ----------   ----------
         Net utility plant                                1,574,380    1,584,873
                                                         ----------   ----------

Other Property and Investments:
  Nuclear decommissioning trusts, at market                 156,722      131,475
  Other, net                                                 11,676       11,261
                                                         ----------   ----------
         Total other property and investments               168,398      142,736
                                                         ----------   ----------

Current Assets:
  Cash and temporary cash investments                         3,258        1,901
  Special deposits                                            1,152        1,052
  Accounts receivable:
      Customers, net                                         62,810       61,522
      Other                                                  33,479       17,368
  Unbilled revenues                                          37,299       27,019
  Materials and supplies, at average cost or less:
      Construction and maintenance                           38,974       39,739
      Fuel                                                    9,311       11,026
  Deferred income taxes                                        --          7,073
  Prepayments                                                11,983       17,254
                                                         ----------   ----------
       Total current assets                                 198,266      183,954
                                                         ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
      Income taxes recoverable through future rates         172,186      174,636
      Three Mile Island Unit 2 deferred costs               147,141      144,782
      Nonutility generation contract buyout costs            78,868       86,781
      Other                                                  66,618       56,184
                                                         ----------   ----------
         Total regulatory assets                            464,813      462,383
  Deferred income taxes                                      89,932       85,169
  Other                                                      18,191       13,863
                                                         ----------   ----------
         Total deferred debits and other assets             572,936      561,415
                                                         ----------   ----------





         Total Assets                                    $2,513,980   $2,472,978
                                                         ==========   ==========




The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                             In Thousands
                                                             ------------
                                                     September 30,  December 31,
                                                         1997           1996
                                                         ----           ----
                                                     (Unaudited)

LIABILITIES AND CAPITAL
Capitalization:
  Common stock                                           $   66,273   $   66,273
  Capital surplus                                           370,200      370,200
  Retained earnings                                         302,500      264,044
                                                         ----------   ----------
      Total common stockholder's equity                     738,973      700,517
  Cumulative preferred stock                                 12,056       12,056
  Company-obligated mandatorily
      redeemable preferred securities                       100,000      100,000
  Long-term debt                                            576,923      563,252
                                                         ----------   ----------
         Total capitalization                             1,427,952    1,375,825
                                                         ----------   ----------



Current Liabilities:
  Securities due within one year                                 22       40,020
  Notes payable                                              65,056       50,667
  Obligations under capital leases                           40,609       29,964
  Accounts payable:
      Affiliates                                             41,852       27,556
      Other                                                  83,892       89,857
  Taxes accrued                                              11,629       11,222
  Interest accrued                                           10,246       18,279
  Other                                                      39,765       45,825
                                                         ----------   ----------
         Total current liabilities                          293,071      313,390
                                                         ----------   ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                     409,370      401,104
  Three Mile Island Unit 2 future costs                     222,037      215,204
  Unamortized investment tax credits                         30,232       31,584
  Nuclear fuel disposal fee                                  29,964       28,811
  Regulatory liabilities                                     24,990       25,981
  Other                                                      76,364       81,079
                                                         ----------   ----------
         Total deferred credits and other liabilities       792,957      783,763
                                                         ----------   ----------


Commitments and Contingencies (Note 1)



         Total Liabilities and Capital                   $2,513,980   $2,472,978
                                                         ==========   ==========




The accompanying notes are an integral part of the consolidated financial statements.


              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                                           In Thousands
                                                                                           ------------
                                                                            Three Months                       Nine Months
                                                                       Ended September 30,                 Ended September 30,
                                                                       -------------------                 -------------------
                                                                       1997             1996              1997              1996
                                                                       ----             ----              ----              ----
Operating Revenues                                                  $ 248,161         $ 243,077         $ 711,975         $ 687,823
                                                                    ---------         ---------         ---------         ---------

Operating Expenses:
   Fuel                                                                23,472            23,645            69,998            71,612
   Power purchased and interchanged:
     Affiliates                                                         5,380             4,270            12,337            16,018
     Others                                                            59,325            50,422           164,525           152,696
   Deferral of energy costs, net                                         --               8,038              --               6,053
   Other operation and maintenance                                     58,219            81,871           161,251           188,009
   Depreciation and amortization                                       26,711            24,522            78,642            72,825
   Taxes, other than income taxes                                      15,235            19,617            44,989            47,649
                                                                    ---------         ---------         ---------         ---------
      Total operating expenses                                        188,342           212,385           531,742           554,862
                                                                    ---------         ---------         ---------         ---------

Operating Income Before Income Taxes                                   59,819            30,692           180,233           132,961
   Income taxes                                                        18,105             7,117            56,103            39,865
                                                                    ---------         ---------         ---------         ---------
Operating Income                                                       41,714            23,575           124,130            93,096
                                                                    ---------         ---------         ---------         ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                         138               314               439               401
   Other income/(expense), net                                            304              (105)            2,408                69
   Income taxes                                                          (165)               42            (1,087)              123
                                                                    ---------         ---------         ---------         ---------
      Total other income and deductions                                   277               251             1,760               593
                                                                    ---------         ---------         ---------         ---------

Income Before Interest Charges and
   Dividends on Preferred Securities                                   41,991            23,826           125,890            93,689
                                                                    ---------         ---------         ---------         ---------

Interest Charges and Dividends
  on Preferred Securities:
   Interest on long-term debt                                          10,981            11,182            33,275            34,119
   Other interest                                                       1,717             2,101             5,345             4,132
   Allowance for borrowed funds used
     during construction                                                 (182)              (89)             (593)             (537)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                                    2,250             2,250             6,750             6,750
                                                                    ---------         ---------         ---------         ---------
      Total interest charges and dividends
        on preferred securities                                        14,766            15,444            44,777            44,464
                                                                    ---------         ---------         ---------         ---------

Net Income                                                             27,225             8,382            81,113            49,225
   Preferred stock dividends                                              120               236               362               708
                                                                    ---------         ---------         ---------         ---------
Earnings Available for Common Stock                                 $  27,105         $   8,146         $  80,751         $  48,517
                                                                    =========         =========         =========         =========






The accompanying notes are an integral part of the consolidated financial statements.




                                       13

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              In Thousands
                                                              ------------
                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             1997         1996
                                                             ----         ----
Operating Activities:
   Net income                                            $  81,113    $  49,225
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          84,706       77,173
     Amortization of property under capital leases           8,723       11,785
     Voluntary enhanced retirement programs                   --         26,204
     Nuclear outage maintenance costs, net                  (1,496)       4,618
     Deferred income taxes and investment tax
         credits, net                                        8,786        8,487
     Deferred energy costs, net                               --          6,157
     Allowance for other funds used
         during construction                                  (439)        (401)
   Changes in working capital:
     Receivables                                           (27,679)       5,652
     Materials and supplies                                  2,480        1,454
     Special deposits and prepayments                        5,171      (15,521)
     Payables and accrued liabilities                        7,311      (27,692)
  Nonutility generation contract buyout costs              (13,550)     (25,450)
  Other, net                                               (16,665)     (10,641)
                                                         ---------    ---------
        Net cash provided by operating activities          138,461      111,050
                                                         ---------    ---------

Investing Activities:
   Cash construction expenditures                          (55,273)     (52,089)
   Contributions to decommissioning trusts                 (13,315)     (12,685)
   Other, net                                                 (312)        (973)
                                                         ---------    ---------
        Net cash used for investing activities             (68,900)     (65,747)
                                                         ---------    ---------

Financing Activities:
   Issuance of long-term debt                               13,577         --
   Increase in notes payable, net                           14,389       29,687
   Retirement of long-term debt                            (40,020)     (15,019)
   Capital lease principal payments                        (10,672)     (11,255)
   Dividends paid on common stock                          (45,000)     (45,000)
   Dividends paid on preferred stock                          (478)        (708)
                                                         ---------    ---------
        Net cash required by
          financing activities                             (68,204)     (42,295)
                                                         ---------    ---------

Net increase in cash and temporary
  cash investments from above activities                     1,357        3,008
Cash and temporary cash investments, beginning of year       1,901        1,810
                                                         ---------    ---------
Cash and temporary cash investments, end of period       $   3,258    $   4,818
                                                         =========    =========

Supplemental Disclosure:
   Interest paid                                         $  51,788    $  50,840
                                                         =========    =========
   Income taxes paid                                     $  44,652    $  36,954
                                                         =========    =========
   New capital lease obligations incurred                $  18,829    $     725
                                                         =========    =========






The accompanying notes are an integral part of the consolidated financial statements

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                              In Thousands
                                                              ------------
                                                    September 30,   December 31,
                                                         1997           1996
                                                         ----           ----
                                                     (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $2,776,508   $2,738,223
  Less, accumulated depreciation                          1,070,030    1,022,553
                                                         ----------   ----------
      Net utility plant in service                        1,706,478    1,715,670
  Construction work in progress                              70,847       72,757
  Other, net                                                 27,506       22,910
                                                         ----------   ----------
         Net utility plant                                1,804,831    1,811,337
                                                         ----------   ----------

Other Property and Investments:
  Nuclear decommissioning trusts, at market                  64,068       54,194
  Other, net                                                  7,065        7,271
                                                         ----------   ----------
         Total other property and investments                71,133       61,465
                                                         ----------   ----------

Current Assets:
  Cash and temporary cash investments                         4,236         --
  Special deposits                                            2,637        2,348
  Accounts receivable:
      Customers, net                                         65,357       73,190
      Other                                                  33,861       15,151
  Unbilled revenues                                          38,911       31,350
  Materials and supplies, at average cost or less:
      Construction and maintenance                           49,587       49,007
      Fuel                                                   14,350        9,924
  Deferred income taxes                                         466         --
  Prepayments                                                34,960       36,930
                                                         ----------   ----------
       Total current assets                                 244,365      217,900
                                                         ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
      Income taxes recoverable through future rates         205,685      210,023
      Three Mile Island Unit 2 deferred costs                88,558       85,287
      Other                                                  88,653       67,128
                                                         ----------   ----------
         Total regulatory assets                            382,896      362,438
  Deferred income taxes                                      58,776       67,099
  Other                                                      16,273       14,826
                                                         ----------   ----------
         Total deferred debits and other assets             457,945      444,363
                                                         ----------   ----------




         Total Assets                                    $2,578,274   $2,535,065
                                                          =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------
                                                              In Thousands
                                                              ------------
                                                    September 30,   December 31,
                                                         1997           1996
                                                         ----           ----
                                                     (Unaudited)

LIABILITIES AND CAPITAL
Capitalization:
  Common stock                                           $  105,812   $  105,812
  Capital surplus                                           285,486      285,486
  Retained earnings                                         400,669      363,702
                                                         ----------   ----------
      Total common stockholder's equity                     791,967      755,000
  Cumulative preferred stock                                 16,681       16,681
  Company-obligated mandatorily
      redeemable preferred securities                       105,000      105,000
  Long-term debt                                            676,444      656,459
                                                         ----------   ----------
         Total capitalization                             1,590,092    1,533,140
                                                         ----------   ----------



Current Liabilities:
  Securities due within one year                             30,011       26,010
  Notes payable                                              83,529      107,680
  Obligations under capital leases                           21,096       15,881
  Accounts payable:
      Affiliates                                             20,900       20,432
      Other                                                  51,964       53,424
  Taxes accrued                                               7,914       11,223
  Interest accrued                                           10,272       19,192
  Vacations accrued                                           6,193        5,172
  Other                                                      22,062       12,052
                                                         ----------   ----------
         Total current liabilities                          253,941      271,066
                                                         ----------   ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                     474,474      473,268
  Three Mile Island Unit 2 future costs                     111,069      107,652
  Unamortized investment tax credits                         39,845       42,095
  Nuclear fuel disposal fee                                  14,982       14,406
  Regulatory liabilities                                     30,099       31,694
  Other                                                      63,772       61,744
                                                         ----------   ----------
         Total deferred credits and other liabilities       734,241      730,859
                                                         ----------   ----------


Commitments and Contingencies (Note 1)



         Total Liabilities and Capital                   $2,578,274   $2,535,065
                                                         ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.



             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                                               In Thousands
                                                                                               ------------
                                                                             Three Months                     Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                         -------------------              -------------------
                                                                       1997             1996               1997              1996
                                                                       ----             ----               ----              ----
Operating Revenues                                                  $ 257,569         $ 256,143         $ 795,184         $ 772,260
                                                                    ---------         ---------         ---------         ---------

Operating Expenses:
   Fuel                                                                43,205            45,117           132,421           131,693
   Power purchased and interchanged:
     Affiliates                                                           598               166             2,672             2,245
     Others                                                            50,937            50,900           155,450           157,259
   Deferral of energy costs, net                                         --               1,082              --              (1,830)
   Other operation and maintenance                                     71,816            96,989           190,151           222,804
   Depreciation and amortization                                       25,534            23,265            78,935            69,231
   Taxes, other than income taxes                                      15,808            18,107            49,629            49,498
                                                                    ---------         ---------         ---------         ---------
      Total operating expenses                                        207,898           235,626           609,258           630,900
                                                                    ---------         ---------         ---------         ---------

Operating Income Before Income Taxes                                   49,671            20,517           185,926           141,360
   Income taxes                                                        14,227             1,287            57,371            37,962
                                                                    ---------         ---------         ---------         ---------
Operating Income                                                       35,444            19,230           128,555           103,398
                                                                    ---------         ---------         ---------         ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                          71              (299)              164               116
   Other income/(expense), net                                            (57)               67             1,198              (735)
   Income taxes                                                           (13)               14              (509)               76
                                                                    ---------         ---------         ---------         ---------
      Total other income and deductions                                     1              (218)              853              (543)
                                                                    ---------         ---------         ---------         ---------

Income Before Interest Charges and
   Dividends on Preferred Securities                                   35,445            19,012           129,408           102,855
                                                                    ---------         ---------         ---------         ---------

Interest Charges and Dividends
  on Preferred Securities:
   Interest on long-term debt                                          12,453            12,322            36,672            37,276
   Other interest                                                       1,961             2,179             6,204             5,448
   Allowance for borrowed funds used
     during construction                                                 (635)             (651)           (1,463)           (1,749)
   Dividends on company-obligated mandatorily
     redeemable preferred securities                                    2,297             2,297             6,891             6,891
                                                                    ---------         ---------         ---------         ---------
      Total interest charges and dividends
        on preferred securities                                        16,076            16,147            48,304            47,866
                                                                    ---------         ---------         ---------         ---------

Net Income                                                             19,369             2,865            81,104            54,989
   Preferred stock dividends                                              173               386               491             1,158
                                                                    ---------         ---------         ---------         ---------
Earnings Available for Common Stock                                 $  19,196         $   2,479         $  80,613         $  53,831
                                                                    =========         =========         =========         =========






The accompanying notes are an integral part of the consolidated financial statements.


                                       17

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                              ------------
                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             1997         1996
                                                             ----         ----

Operating Activities:
   Net income                                            $  81,104    $  54,989
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          73,989       66,236
     Amortization of property under capital leases           5,517        6,197
     Voluntary enhanced retirement programs                   --         33,626
     Nuclear outage maintenance costs, net                    (744)       2,301
     Deferred income taxes and investment tax
         credits, net                                        8,373       (1,453)
     Deferred energy costs, net                               --         (1,934)
     Allowance for other funds used
         during construction                                  (164)        (116)
   Changes in working capital:
     Receivables                                           (18,438)      15,056
     Materials and supplies                                 (5,006)       3,565
     Special deposits and prepayments                        1,681      (23,068)
     Payables and accrued liabilities                       (6,818)     (46,698)
   Nonutility generation contract buyout costs              (5,000)        --
  Other, net                                               (11,425)      (1,106)
                                                         ---------    ---------
        Net cash provided by operating activities          123,069      107,595
                                                         ---------    ---------

Investing Activities:
   Cash construction expenditures                          (63,005)     (84,119)
   Contributions to decommissioning trusts                  (3,947)      (3,947)
   Other, net                                                  417         (581)
                                                         ---------    ---------
        Net cash used for investing activities             (66,535)     (88,647)
                                                         ---------    ---------

Financing Activities:
   Issuance of long-term debt                               49,875         --
   Increase/(Decrease) in notes payable, net               (24,151)      43,535
   Retirement of long-term debt                            (26,010)     (25,009)
   Capital lease principal payments                         (6,491)      (5,933)
   Dividends paid on common stock                          (45,000)     (30,000)
   Dividends paid on preferred stock                          (521)      (1,158)
                                                         ---------    ---------
        Net cash required by financing activities          (52,298)     (18,565)
                                                         ---------    ---------

Net increase in cash and temporary
  cash investments from above activities                     4,236          383
Cash and temporary cash investments, beginning of year        --          1,367
                                                         ---------    ---------
Cash and temporary cash investments, end of period       $   4,236    $   1,750
                                                         =========    =========

Supplemental Disclosure:
   Interest paid                                         $  56,289    $  55,499
                                                         =========    =========
   Income taxes paid                                     $  44,147    $  42,863
                                                         =========    =========
   New capital lease obligations incurred                $  10,046    $     369
                                                         =========    =========



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


1.      COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES
                               ------------------

        The GPU Energy companies have made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At September 30, 1997 and December 31, 1996, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                               Net Investment (in millions)
                                               ----------------------------
                                               TMI-1          Oyster Creek
                                               -----          ------------
               September 30, 1997
               ------------------

               JCP&L                           $156                  $717
               Met-Ed                           302                    --
               Penelec                          148                    --
                                                ---                   ---
                 Total                         $606                  $717
                                                ===                   ===

GPU, Inc. and Subsidiary Companies


                                                Net Investment (in millions)
                                                ----------------------------
                                                TMI-1          Oyster Creek
                                                -----          ------------
               December 31, 1996
               -----------------

               JCP&L                            $154                  $766
               Met-Ed                            297                    --
               Penelec                           146                    --
                                                 ---                   ---
                 Total                          $597                  $766
                                                 ===                   ===

      The GPU Energy companies' net investment in TMI-2 at September 30, 1997 and December 31, 1996 was $82 million and $90 million, respectively (JCP&L $74 million and $81 million, respectively; Met-Ed $1 million and $1 million, respectively; Penelec $7 million and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

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

      In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in 2000. Management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs (see Competitive Environment section, Management's Discussion and Analysis).

      In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs. In October 1997, the GPU Energy companies entered into a confidentiality agreement with a potential buyer of TMI-1 and Oyster Creek.

GPU, Inc. and Subsidiary Companies


TMI-2:
------

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

      In June 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation.

GPU, Inc. and Subsidiary Companies


      Based on the above, GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS
                         ------------------------------

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

                                                             (in millions)
                                                                          Oyster
                                           TMI-1            TMI-2         Creek
                                           -----            -----         -----

JCP&L                                       $ 44            $ 70            $230
Met-Ed                                        89             141             --
Penelec                                       44              70             --
                                            ----            ----            ----
    Total                                   $177            $281            $230
                                            ====            ====            ====

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

GPU, Inc. and Subsidiary Companies

                                                                (in millions)
                                                                          Oyster
GPU                                                TMI-1       TMI-2      Creek
---                                                -----       -----      -----

Radiological decommissioning                        $324        $393        $381
Nonradiological cost of removal                       80        35 *          36
                                                    ----        ----        ----
    Total                                           $404        $428        $417
                                                    ====        ====        ====

* Net of $9.3 million spent as of September 30, 1997.

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

      The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. (For TMI-2, a liability (in 1997 dollars) has already been recognized, based on the 1995 site-specific study because the plant is no longer operating (see TMI-2)). The effective date of this accounting change could be as early as January 1, 1998.


TMI-1 and Oyster Creek:
-----------------------

      The New Jersey Board of Public Utilities (NJBPU) has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The

GPU, Inc. and Subsidiary Companies


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

      The amounts charged to depreciation expense for the nine months ended September 30, 1997 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                                  (in millions)
                                                           Oyster
                                                  TMI-1    Creek
                                                  -----    -----
Amount expensed for the nine
months ended September 30, 1997:
     JCP&L                                        $ 2       $10
     Met-Ed                                         6        --
     Penelec                                        3        --
                                                   ---      ---
                                                   $11      $10
                                                   ===      ===


                                                  (in millions)
                                                          Oyster
                                                 TMI-1    Creek
                                                 -----    -----
Accumulated depreciation
provision at September 30, 1997:
    JCP&L                                         $ 35     $204
    Met-Ed                                          63        -
    Penelec                                         27        -
                                                   ---      ---
                                                  $125     $204
                                                   ===      ===

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:
------

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of September 30, 1997 and December 31, 1996 are as follows:

GPU, Inc. and Subsidiary Companies

                                                        (in millions)

                                           GPU       JCP&L     Met-Ed    Penelec

September 30, 1997                         $444       $111       $222       $111
December 31, 1996                          $431       $108       $215       $108

These amounts are based upon the 1995 site-specific study estimates (in 1997 and 1996 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) as of September 30, 1997 and $17 million as of December 31, 1996, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

      Offsetting the $444 million liability at September 30, 1997 is $264 million (JCP&L $37 million; Met-Ed $146 million; Penelec $81 million) which management believes is probable of recovery from customers and included in Three Mile Island Unit 2 Deferred Costs on the Consolidated Balance Sheets, and $208 million (JCP&L $83 million; Met-Ed $90 million; Penelec $35 million) in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts, at Market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 Deferred Costs. TMI-2 decommissioning costs charged to depreciation expense during the nine months ended September 30, 1997 amounted to $10 million (JCP&L $2 million; Met-Ed $7 million; Penelec $1 million).

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

      At September 30, 1997, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $68 million (JCP&L $17 million, Met-Ed $34 million; Penelec $17 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1997 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $68 million accident-related portion referred to above.

      JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

GPU, Inc. and Subsidiary Companies


                                    INSURANCE
                                    ---------

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

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU Energy companies are also subject to retrospective premium assessments of up to $52 million (JCP&L $31 million; Met-Ed $14 million; Penelec $7 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

GPU, Inc. and Subsidiary Companies


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

      The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while potentially recoverable in a regulated environment, are at risk in a deregulated and competitive environment. Met-Ed and Penelec estimate that their total above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses, on a present value basis at year-end 1998, are $1.4 billion and $1.3 billion, respectively. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.8 billion. The $1.8 billion excludes above-market generation costs related to Oyster Creek. In July 1997, JCP&L proposed, in its restructuring plans filed with the NJBPU, recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers (see Competitive Environment section, Management's Discussion and Analysis). At September 30, 1997, JCP&L's net investment in Oyster Creek was $717 million. These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. The restructuring legislation in Pennsylvania and the Energy Master Plan (NJEMP) in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above-market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey differ, but should allow for the recovery of non-mitigable above-market costs through either distribution charges or separate nonbypassable charges to customers.

      In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the comprehensive restructuring legislation enacted in 1996. In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. Highlights of these plans are presented in the Competitive Environment section of Management's Discussion and Analysis. The PaPUC has stated that it will review and hold hearings on Met-Ed and Penelec's restructuring plans with decisions due by mid 1998. The NJBPU has stated that it intends to complete its review of JCP&L's plan so as to permit retail competition to begin in October 1998. In October 1997, GPU announced that it intends to begin a process to sell, through an auction, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. The GPU Energy companies will file supplemental information to their restructuring plans as a consequence of this development. There can be no assurance as to the extent that stranded costs will be recoverable in Pennsylvania and New Jersey.

      In 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring

GPU, Inc. and Subsidiary Companies


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

      The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above-market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Decommissioning costs, for which a liability may have to be recorded (see Nuclear Plant Retirement Costs), and the corresponding regulatory asset for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Competitive Environment section, Management's Discussion and Analysis.)

Nonutility Generation Agreements:
---------------------------------

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

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in Millions)

                           Total    JCP&L    Met-Ed  Penelec
                           -----    -----    ------  -------

   *  1994                 $528     $304     $101     $123
   *  1995                  670      381      131      158
   *  1996                  739      370      177      192
  **  1997                  736      367      173      196
      1998                  691      340      152      199
      1999                  706      344      152      210
      2000                  782      347      196      239
      2001                  805      353      225      227

*     Actual.

** The 1997 amounts consist of actual payments through September 30, 1997 and estimated payments for the remainder of the year.

      As of September 30, 1997, facilities covered by agreements having 1,657 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which

GPU, Inc. and Subsidiary Companies


the GPU Energy companies have executed agreements are fully dispatchable.

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

      In April 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments which would be funded through the issuance of PaPUC approved securitized transition bonds (see Competitive Environment section, Management's Discussion and Analysis). Met-Ed and Penelec are currently negotiating with two bidders to enter into definitive buyout agreements by the end of 1997. Payments would be made in 1998, subject to Met-Ed's and Penelec's ability to obtain the required funding through securitization.

      JCP&L has contracts through 2002 to purchase between 5,100 GWH and 5,200 GWH of electric generation per year at prices which are estimated to escalate approximately 1.2% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 4,700 GWH and 5,100 GWH of electric generation per year at an average annual cost of $369 million. The prices during this period are estimated to escalate approximately 1.5% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 865 GWH in 2014. The contract unit cost is estimated to escalate approximately 4% annually from 2009 through 2014, with a total average annual cost of $193 million during this period. All of JCP&L's contracts will have expired by the end of 2017. During this entire period, the NUG fuel mix is estimated to average approximately 95% natural gas.

GPU, Inc. and Subsidiary Companies


      Met-Ed has contracts through 1999 to purchase between 2,000 GWH and 2,100 GWH of electric generation per year at prices which are estimated to escalate approximately 0.6% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 2,900 GWH and 4,300 GWH of electric generation per year at an average annual cost of $241 million. The prices during this period are estimated to escalate approximately 2.5% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,500 GWH and 1,900 GWH of electric generation per year at an average annual cost of $169 million. During this period, the prices are estimated to escalate approximately 3.4% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2015; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix is estimated to average approximately 50% to 75% coal/waste coal.

      Penelec has contracts through 2000 to purchase between 3,000 GWH and 4,000 GWH of electric generation per year at prices which are estimated to escalate approximately 1.4% annually on a unit cost basis during this period. From 2001 through 2008, Penelec has contracts to purchase between 3,900 GWH and 5,000 GWH of electric generation per year at an average annual cost of $297 million. The prices during this period are estimated to escalate approximately 1.5% annually on a unit cost basis. From 2009 through 2017, purchases decline from approximately 3,000 GWH to approximately 1,500 GWH in 2017. The contract unit cost is estimated to escalate approximately 3.4% annually from 2009 through 2017, with a total average annual cost of $211 million during this period. After 2017, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix is estimated to average approximately 65% to 95% coal/waste coal.

      In February 1997, Met-Ed and Penelec entered into revised power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. Met-Ed and Penelec have paid $63.4 million and $5 million, respectively, to previous developers and AES to terminate the original power purchase agreements. In July 1997, the PaPUC ordered that the issue of recovery of the related buyout costs and approval of the revised power purchase agreements with AES be considered in Met-Ed and Penelec's restructuring proceedings. If the revised power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $28 million and $5 million, respectively.

      In 1994, pursuant to a PaPUC order, Penelec entered into a power purchase agreement with Erie Power Partners L.P. (Erie), the developer of a proposed 80 MW coal-fired cogeneration facility. In November 1996, Penelec and Erie entered into an amended power purchase agreement and Penelec paid Erie $11.7 million to terminate the original agreement. In September 1997, Penelec agreed to the buyout of the amended power purchase agreement for up to an additional $12 million. Of this amount, Penelec paid $5 million to Erie in October 1997. Penelec will pay up to the remaining $7 million to the extent the PaPUC approves recovery. However, Penelec has agreed to pay 50% of any amount not approved by the PaPUC. Penelec has filed with the PaPUC requesting that the issue of
recovery  of  the  buyout  costs  be  considered   in  Penelec's   restructuring
proceeding.

GPU, Inc. and Subsidiary Companies


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

Regulatory Assets and Liabilities:
----------------------------------

      Regulatory Assets and Regulatory Liabilities, as reflected in the September 30, 1997 and December 31, 1996 Consolidated Balance Sheets in accordance with the provisions of FAS 71, "Accounting for the Effects of Certain Types of Regulation", were as follows:

GPU                                                      Assets (in thousands)
---                                                      ---------------------
                                                    September 30,   December 31,
                                                        1997             1996
                                                        ----             ----

Income taxes recoverable through
  future rates                                       $  526,623     $  527,385
TMI-2 deferred costs                                    345,352        356,517
Nonutility generation contract buyout costs             251,068        242,481
Unamortized property losses                              97,281        100,310
Other postretirement benefits                            88,220         76,569
Environmental remediation                                90,174         78,136
N.J. unit tax                                            41,360         45,877
Unamortized loss on reacquired debt                      41,701         45,378
Load and demand-side management programs                 27,365         40,770
N.J. low-level radwaste disposal                         31,479         37,525
DOE enrichment facility decommissioning                  32,702         36,352
Nuclear fuel disposal fee                                20,273         21,552
Storm damage                                             28,937         20,226
Other                                                    33,405         24,194
                                                     ----------     ----------
     Total                                           $1,655,940     $1,653,272
                                                     ----------     ==========

GPU, Inc. and Subsidiary Companies

                                                     Liabilities (in thousands)
                                                     --------------------------
                                                     September 30,  December 31,
                                                        1997             1996
                                                        ----             ----
Income taxes refundable through
  future rates                                         $82,666         $87,735
Other                                                    9,713           2,080
                                                       -------         -------
     Total                                             $92,379         $89,815
                                                       =======         =======


JCP&L                                                     Assets (in thousands)
-----                                                     ---------------------
                                                     September 30,  December 31,
                                                        1997             1996
                                                        ----             ----

Income taxes recoverable through
  future rates                                         $148,752      $142,726
TMI-2 deferred costs                                    109,653       126,448
Nonutility generation contract buyout costs             143,500       139,000
Unamortized property losses                              92,336        94,767
Other postretirement benefits                            50,191        44,024
Environmental remediation                                61,190        55,285
N.J. unit tax                                            41,360        45,877
Unamortized loss on reacquired debt                      29,433        31,469
Load and demand-side management programs                 27,365        40,770
N.J. low-level radwaste disposal                         31,479        37,525
DOE enrichment facility decommissioning                  20,414        23,150
Nuclear fuel disposal fee                                22,416        23,319
Storm damage                                             28,937        20,226
Other                                                     2,637         4,975
                                                       --------      --------
     Total                                             $809,663      $829,561
                                                       ========      ========


                                                     Liabilities (in thousands)
                                                     --------------------------
                                                    September 30,   December 31,
                                                        1997             1996
                                                        ----             ----

Income taxes refundable through
  future rates                                         $30,052         $32,567
Other                                                    8,670             683
                                                       -------         -------
     Total                                             $38,722         $33,250
                                                       =======         =======



Met-Ed                                                   Assets (in thousands)
------                                                  ---------------------
                                                    September 30,   December 31,
                                                         1997             1996
                                                         ----             ----

Income taxes recoverable through
  future rates                                       $ 172,186      $ 174,636
TMI-2 deferred costs                                   147,141        144,782
Nonutility generation contract buyout costs             78,868         86,781
Unamortized property losses                              2,769          3,113
Other postretirement benefits                           38,029         32,545
Environmental remediation                                4,121          2,575
Unamortized loss on reacquired debt                      5,523          6,223
DOE enrichment facility decommissioning                  8,192          8,801
Nuclear fuel disposal fee                               (1,454)        (1,282)
Other                                                    9,438          4,209
                                                     ---------      ---------
     Total                                           $ 464,813      $ 462,383
                                                     =========      =========

GPU, Inc. and Subsidiary Companies

                                                    Liabilities (in thousands)
                                                    --------------------------
                                                    September 30,   December 31,
                                                       1997             1996
                                                       ----             ----

Income taxes refundable through
  future rates                                        $22,527           $23,486
Other                                                   2,463             2,495
                                                      -------           -------
     Total                                            $24,990           $25,981
                                                      =======           =======


Penelec                                                  Assets (in thousands)
-------                                                  ---------------------
                                                    September 30,   December 31,
                                                         1997           1996
                                                         ----           ----

Income taxes recoverable through
  future rates                                         $ 205,685      $ 210,023
TMI-2 deferred costs                                      88,558         85,287
Nonutility generation contract buyout costs               28,700         16,700
Unamortized property losses                                2,176          2,430
Environmental remediation                                 24,863         20,276
Unamortized loss on reacquired debt                        6,745          7,686
DOE enrichment facility decommissioning                    4,096          4,401
Nuclear fuel disposal fee                                   (689)          (485)
Other                                                     22,762         16,120
                                                       ---------      ---------
     Total                                             $ 382,896      $ 362,438
                                                       =========      =========


                                                     Liabilities (in thousands)
                                                     --------------------------
                                                    September 30,   December 31,
                                                          1997           1996
                                                          ----           ----

Income taxes refundable through
  future rates                                           $30,087        $31,682
Other                                                         12             12
                                                         -------        -------
     Total                                               $30,099        $31,694
                                                         =======        =======


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

GPU, Inc. and Subsidiary Companies


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


Accounting Matters:
-------------------

      Historically, electric utility rates have been based on a utility's costs. As a result, the GPU Energy companies account for the economic effects of cost-based ratemaking regulation under the provisions of FAS 71. FAS 71 requires regulated entities, in certain circumstances, to defer as regulatory assets, the impact on operations of costs expected to be recovered in future rates. GPU has recorded on the Consolidated Balance Sheets $1.7 billion (JCP&L $809 million; Met-Ed $465 million; Penelec $382 million) in regulatory assets in accordance with FAS 71 (see Regulatory Assets and Liabilities section of Competition and the Changing Regulatory Environment).

GPU, Inc. and Subsidiary Companies


      In response to the continuing deregulation of the electric utility industry, the Securities and Exchange Commission (SEC) has questioned the continued applicability of FAS 71 by California investor-owned utilities with respect to their electric generation operations. The GPU Energy companies believe that the SEC's concern also applies to them since retail access legislation has been enacted in Pennsylvania and proposed in New Jersey.

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

      In light of retail access legislation enacted in Pennsylvania and the NJEMP in New Jersey, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71, for the generation portion of their business, no later than mid 1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not granted through their respective restructuring plans, have to be written off and charged to expense. The above-market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets," discussed below. The amount of write-offs resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial condition.

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

                              ENVIRONMENTAL MATTERS
                              ---------------------

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

      GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

         JCP&L       MET-ED    PENELEC     GPUN       GPU INC.        TOTAL
         -----       ------    -------     ----       --------        -----

           6           4          2          1           1             11

GPU, Inc. and Subsidiary Companies


       In addition, certain of the GPU companies have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

       In August 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation. According to the complaint, the EPA is seeking up to $500 thousand in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake Utilities has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. There can be no assurance as to the outcome these proceedings.

       Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios, including reboilering the station using fluidized bed combustion technology. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at September 30, 1997. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec has requested, and expects to receive, recovery of these remediation costs in its restructuring plan filed with the PaPUC (see Competitive Environment section, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at September 30, 1997.

       In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $16 million to $29 million, and a liability of $16 million (JCP&L $1 million; Met-Ed $4 million; Penelec

GPU, Inc. and Subsidiary Companies


$11 million) is reflected on the Consolidated Balance Sheets at September 30, 1997. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Penelec and Met-Ed expect recovery through their restructuring plans filed with the PaPUC in June 1997 (see Competitive Environment section, Management's Discussion and Analysis). As a result, a regulatory asset of $16 million is reflected on the Consolidated Balance Sheets at September 30, 1997.

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 1997, JCP&L has spent approximately $26 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

       In July 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement (see Rate Matters section, Management's Discussion and Analysis). At September 30, 1997, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $54 million, which included approximately $46 million related to expected future costs and approximately $8 million for past remediation expenditures in excess of collections from customers (including interest).

       JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

GPU International Group:
------------------------

       At September 30, 1997, the GPU International Group had investments totaling approximately $625 million in facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPU International Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPU International Group section, Management's Discussion and Analysis).

       At September 30, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $218 million; GPU, Inc. has also guaranteed up to an additional $842 million of GPU International Group obligations. Of this amount, $639 million is included in Long-term debt on GPU's Consolidated Balance Sheet at September 30, 1997; $30 million of that amount relates to a GPU International, Inc. revolving credit agreement; and $173 million relates to various other obligations of the GPU International Group.

       GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation (NIMO) with an aggregate book value of approximately $31 million. In July 1997, NIMO and 16 independent power producers (IPP), including the GPU International Group, executed a master agreement providing for the restructuring or termination of 29 power purchase agreements, pursuant to which NIMO has agreed to pay an aggregate of $3.6 billion in cash and/or debt securities, and to issue an aggregate of 46 million shares of NIMO common stock. The specific terms of restructured contracts that may be executed are being negotiated separately with each IPP.

       Parties to the agreement must still resolve a number of important issues and final resolution will require the execution of separate agreements for each project; approval by NIMO shareholders, the New York Public Service Commission, and other state and federal agencies; third party consents; successful financing by NIMO; and resolution of certain tax issues. While the parties are attempting to complete the transactions in early 1998, there can be no assurance as to the outcome of this matter.

       NIMO has also initiated an action in federal court seeking to invalidate numerous NUG contracts, including the three GPU International, Inc. projects discussed above. GPU International, Inc. has filed motions to dismiss the complaint. This proceeding has been stayed pending the outcome of the restructuring negotiations.

       In August 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands Electricity plc (Midlands), in which GPU has a 50% ownership interest. As a result, GPU recorded a one-time charge to income in the third quarter of 1997 of $109.3 million, or $0.90 per share. The tax is payable in two equal installments by December 1, 1997 and 1998.

Other:
------

      In October 1997, GPU announced that it intends to begin a process to sell, through an auction, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities total approximately 5,300 MW of capacity and have a net book value of approximately $1.1 billion at September 30, 1997. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies. It is anticipated that it will take approximately twelve to eighteen months to complete the sale.

       GPU's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $364 million (JCP&L $171 million; Met-Ed $84 million; Penelec $104 million; Other $5 million) during 1997. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives.

       The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1997 and 2004, require the purchase of either fixed or

GPU, Inc. and Subsidiary Companies


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

       New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing, and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through September 30, 1997, $6 million has been paid. As a result, at September 30, 1997, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section.)

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

GPU, Inc. and Subsidiary Companies


to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the Levelized Energy Adjustment Clause.

       GPU has contracted for an integrated information system to manage the company's business growth, accomplish year 2000 compliance and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. The estimated annual project costs of the system for the years 1997 through 1999 are $21 million, $61 million and $24 million respectively.

       As of September 30, 1997, approximately 53% of GPU's workforce was represented by unions for collective bargaining purposes. Penelec, JCP&L, and Met-Ed's collective bargaining agreements expire in 1998, 1999 and 2000, respectively.

       During the normal course of the operation of its businesses, in addition to the matters described above, GPU is from time to time involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on GPU's financial position or results of operations, there can be no assurance that this will continue to be the case.

GPU, Inc. and Subsidiary Companies


2.     ACQUISITION OF POWERNET

       In November 1997, GPU Electric acquired the business of PowerNet Victoria (PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). PowerNet owns and maintains the existing high voltage electricity transmission system in the State of Victoria. The PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million.

       The PowerNet acquisition is being financed through: (1) a senior debt facility of A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year U.S. $450 million equity loan which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of U.S. $50 million. In early 1998, GPU, Inc. expects to issue and sell up to seven million shares of common stock, the net proceeds of which will be used to reduce indebtedness associated with the PowerNet and Midlands acquisitions.

       Pursuant to the PowerNet acquisition, the GPU International Group entered into various interest rate swap agreements to mitigate the risk of increases in variable interest rates on the A$1.9 billion (approximately U.S. $1.4 billion) senior debt facility. These swaps became effective on November 6, 1997, and are scheduled to expire on various dates through November 2007. The GPU International Group expects to record amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt.

       The acquisition of PowerNet will be accounted for under the purchase method of accounting. The total acquisition costs exceed the preliminary estimated value of net assets by approximately U.S. $880 million. This excess amount is considered goodwill and will be amortized on a straight-line basis over 40 years. The amount of goodwill will be revised within twelve months when the final valuation of net assets is completed.

       GPU Electric owns a 50% interest in Solaris Power (Solaris), an Australian distribution company serving customers in and around Melbourne, which was acquired in 1995. Under Victoria's cross-ownership restrictions, GPU Electric is required to reduce its ownership interest in Solaris to not more than 20% within six months. GPU Electric plans to sell all of its ownership interest in Solaris and will use the net proceeds to repay debt associated with the Solaris acquisition (U.S. $57 million) and the balance to repay a portion of the PowerNet equity loan.

GPU, Inc. and Subsidiary Companies


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

                                                                     Ownership
Investment                                Location of Operations     Percentage
----------                                ----------------------     ----------

Brooklyn Energy, L.P.                     Canada                       75%
Midlands Electricity plc                  United Kingdom               50%
Solaris Power                             Australia                    50%
Prime Energy, L.P.                        United States                50%
Onondaga Cogen, L.P.                      United States                50%
Pasco Cogen, Ltd.                         United States                50%
Termobarranquilla S.A                     Colombia                     29%
Polsky Energy Corporation *               United States & Canada       25%
Selkirk Cogeneration Partners, L.P.       United States                19%
EnviroTech Investment Fund                United States                10%
Ballard Generation Systems, Inc.          Canada                        8%
Project Orange Associates, L.P.           United States                 4%
OLS Power, L.P.                           United States                 1%

* Sold on September 19, 1997

      Summarized financial information for the GPU International Group's equity investments (which are not consolidated in the financial statements), including both the GPU International Group's ownership interests and the non-ownership interests, is as follows:


                                                 September 30,      December 31,
Balance Sheet Data (in thousands)                    1997               1996
-------------------                                  ----               ----

Current Assets                                  $   541,699         $ 1,016,730
Noncurrent Assets                                 5,977,573           5,761,593
Current Liabilities                              (1,522,424)         (1,207,038)
Noncurrent Liabilities                           (3,864,122)         (4,080,475)
                                                -----------         -----------
Net Assets                                      $ 1,132,726         $ 1,490,810
                                                ===========         ===========

GPU International Group's
  Equity in Net Assets                          $   563,358         $   735,763
                                                ===========         ===========

GPU, Inc. and Subsidiary Companies

                                                    For the Nine Months Ended
                                                    -------------------------
                                               September 30,       September 30,
Earnings Data (in thousands)                       1997                 1996
--------------                                     ----                 ----


Revenues                                        $ 1,972,406        $1,270,796
Operating Income                                $   350,892        $  181,168
Net Income/(Loss)                               $   (85,327)       $   40,418

GPU International Group's
  Equity in Net Income/(Loss)                   $   (94,195)       $   15,252


      As of September 30, 1997 and December 31, 1996, the amount of investments accounted for under the equity method included goodwill, net of accumulated amortization, of approximately $45.1 million and $50.9 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense amounted to $3.4 million and $1.9 million for the nine months ended September 30, 1997 and 1996, respectively. In September 1997, the GPU
International Group recorded a net reduction of approximately $2.4 million in goodwill attributed primarily to the sale of an equity investment.

      At September 30, 1997, the GPU International Group investments in Lake Cogen Ltd.; Mid-Georgia Cogen, L.P., a cogeneration facility under construction; and Empresa Guaracachi S.A., a Bolivian electric generating company, have been consolidated in GPU's financial statements.

GPU, Inc. and Subsidiary Companies


4.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      GPU's use of derivative financial and commodity instruments is principally limited to the GPU International Group. GPU does not hold or issue derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:
------------------------------

      The GPU International Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At September 30, 1997, these agreements covered approximately $218 million of debt and are scheduled to expire on various dates through November 1998. The GPU International Group records amounts paid and received under the agreements as adjustments to the interest expense of its underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPU International Group. For the nine months ended September 30, 1997, fixed rate interest expense exceeded variable rate interest by approximately $1.3 million.


Sterling Put Options:
---------------------

      GPU Electric uses sterling put options to reduce exposure to exchange rate fluctuations between the British pound and the U.S. dollar relative to its investment in Midlands. These put options give GPU Electric the right, but not the obligation, to sell sterling and buy U.S. dollars at a specific price. GPU Electric's exposure to losses from changes in the relative values of these currencies is limited to its initial investment in the put options, which was $0.6 million. Mark-to-market accounting is followed for these put options, which are recorded in Other Current Assets in the Consolidated Balance Sheets. Monthly mark-to-market gains and losses, gains from exercising the put options and amortization of expiring options totaled $40.6 thousand for the nine months ended September 30, 1997, and are included in Other Income, Net in the Consolidated Statements of Income. The put options were purchased on January 3, 1997 and expire on December 31, 1997.

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


                            GPU RESULTS OF OPERATIONS
                            -------------------------

      GPU's earnings for the third quarter ended September 30, 1997 were $16.9 million, or $0.14 per share, compared to 1996 third quarter earnings of $35.8 million, or $0.29 per share. Both periods included a non-recurring charge.

      In 1997, a non-recurring charge of $109.3 million, or $0.90 per share, was taken for a windfall profits tax imposed on privatized utilities by the Government of the United Kingdom. In 1996, a non-recurring charge of $74.5 million, or $0.62 per share, was taken for costs related to voluntary enhanced retirement programs.

      Earnings for the three months ended September 30, 1997 would have been $126.2 million, or $1.04 per share, compared to earnings of $110.3 million, or $0.91 per share for the same period in 1996, excluding the impact of third quarter 1997 and 1996 non-recurring items. This increase in earnings was due primarily to higher weather-related sales this year compared to last.

      For the nine months ended September 30, 1997, GPU's earnings were $242.2 million, or $2.00 per share, compared to earnings of $217.7 million, or $1.80 per share, for the same nine month period last year. Excluding the non-recurring items, earnings for the nine months ended September 30, 1997 would have been $351.5 million, or $2.90 per share, compared with earnings of $292.2 million, or $2.42 per share for the same period in 1996.

      The same factors affecting the three month earnings comparison also affected the nine month comparison. In addition, the nine month 1997 results were affected by increased earnings from GPU's May 1996 acquisition of Midlands Electricity plc (Midlands), the recording of step increases in operating revenue by Met-Ed and Penelec as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997.

GPU, Inc. and Subsidiary Companies

-------------------------

OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter of 1997 increased 3.3% to $1.09 billion, as compared to the third quarter of 1996. For the nine months ended September 30, 1997, revenues increased 2.3% to $3.06 billion as compared to the same period last year. The components of the changes are as follows:


                                                     (In Millions)
                                                     -------------
                                           Three Months          Nine Months
                                               Ended                Ended
                                         September 30, 1997   September 30, 1997
                                         ------------------   ------------------

   Kilowatt-hour (KWH) revenues                 $ 26.0               $ 49.6
   Energy related revenues                        12.1                 12.7
   Other revenues                                 (2.7)                 7.2
                                                 -----                -----
        Increase in revenues                    $ 35.4               $ 69.5
                                                 =====                =====

Kilowatt-hour revenues
----------------------

      The increase in KWH revenues for the three month period was due primarily to higher weather-related sales to residential customers and an increase in the number of customers, partially offset by lower residential and commercial customer usage. The increase in KWH revenues for the nine month period was due primarily to the step increases recorded by Met-Ed and Penelec from inclusion of their ECRs in base rates and an increase in the number of customers. KWH revenues now includes Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Met-Ed and Penelec's energy and tax revenues for the prior year have been reclassified for comparative purposes.

Energy related revenues (JCP&L only)
------------------------------------

      Generally, changes in energy related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The increase for the three month period was due primarily to increased residential and commercial customer sales and higher energy cost rates. The increase for the nine month period was due primarily to higher energy cost rates, partially offset by lower sales to other utilities.

Other revenues
--------------

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

GPU, Inc. and Subsidiary Companies

-------------------------

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)
---------------------------------------

      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. For Met-Ed and Penelec, such cost variances are not subject to deferred accounting and have a current impact on earnings, except for incremental nonutility generation (NUG) costs, which are being deferred (see COMPETITIVE ENVIRONMENT). Lower reserve capacity expense (which is a component of PP&I) contributed to earnings for the three and nine month periods.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

      For JCP&L, changes in fuel and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates, therefore cost variances have a current impact on earnings (see COMPETITIVE ENVIRONMENT). For Met-Ed and Penelec, the changes in fuel and deferral of energy costs did not have a significant impact on earnings for the first nine months of 1997.

Other operation and maintenance (O&M)
-------------------------------------

      The decrease in other O&M expenses for the three and nine month periods was due primarily to a $122.7 million pre-tax charge in 1996 related to voluntary enhanced retirement programs. Lower production expense due to the 1996 retirement of JCP&L's Werner and Gilbert generating stations, and decreased emergency and storm related activity, partially offset by increased expenses related to the upgrade and modification of certain GPU computer systems also contributed to the decrease in other O&M expenses for the three and nine month periods.

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and nine month periods was due primarily to additions to plant in service. Taxes, other than income taxes

      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on earnings for the first nine months of 1997.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

      The decrease in other income/(expense), net for the three and nine month periods was due primarily to the windfall profits tax of $109.3 million imposed by the Government of the United Kingdom.

GPU, Inc. and Subsidiary Companies

-------------------------

Income taxes
------------

      The decrease in income taxes on other income for the three and nine month periods was due primarily to a reduction of GPU's U.S. income tax liability due to lower foreign taxable income on its worldwide operations.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Other interest
--------------

         The increase in other interest for the nine month period was due primarily to higher short-term debt levels.


                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

      JCP&L's earnings for the third quarter ended September 30, 1997 were $74.7 million, compared to 1996 third quarter earnings of $24.4 million. The 1996 results include a $39.4 million after-tax charge for voluntary enhanced retirement programs. Excluding this non-recurring item, earnings for the third quarter of 1996 would have been $63.8 million. This earnings increase was due primarily to higher weather-related sales and increased new customer sales.

      For the nine months ended September 30, 1997, earnings were $162.2 million, compared to $112.5 million for the same period last year. The same non-recurring item affecting the quarterly results also affected the results for the nine month period. Excluding the 1996 charge for the retirement programs, earnings for the nine months ended September 30, 1996 would have been $151.9 million. The same factors affecting the three month results also affected the nine month results.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter of 1997 increased 4.3% to $602.9 million, as compared to the third quarter of 1996. For the nine months ended September 30, 1997, operating revenues increased 0.5% to $1.6 billion as compared to the same period last year. The components of the changes are as follows:

                                                     (In Millions)
                                                     -------------
                                           Three Months           Nine Months
                                              Ended                  Ended
                                       September 30, 1997     September 30, 1997
                                       ------------------     ------------------

   Kilowatt-hour (KWH) revenues               $ 12.0                 $ (2.7)
   Energy related revenues                      12.3                   10.4
   Other revenues                                0.3                    0.4
                                               -----                  -----
        Increase in revenues                  $ 24.6                 $  8.1
                                               =====                  =====

GPU, Inc. and Subsidiary Companies

---------------------------

Kilowatt-hour revenues
----------------------

      The increase in KWH revenues for the three month period was due to higher weather-related sales to residential customers and increased new customer sales. The decrease in KWH revenues for the nine month period was due to lower usage offset by higher weather-related sales and increased new customer sales. Also contributing to the decrease for the nine month period was a charge related to JCP&L's Final Settlement (see RATE MATTERS), representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed, and must be applied against customers' base rates.

Energy related revenues
-----------------------

      Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. The increase in energy revenues for the three and nine month periods was due to an increase in weather-related sales.

Other revenues
--------------

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.


OPERATING EXPENSES:
-------------------

Power purchased and interchanged
--------------------------------

      Generally, changes in the energy component of PP&I expense do not significantly affect earnings since these cost increases are substantially recovered through the LEAC. However, lower reserve capacity expense (which is a component of PP&I) due to reduced purchases from Pennsylvania Power & Light contributed to earnings for the three and nine month periods.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

      Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues.

Other operation and maintenance
-------------------------------

      The decrease in other O&M expenses for the three and nine month periods was primarily due to a $62.9 million pre-tax charge in 1996 related to voluntary enhanced retirement programs. A decrease in transmission charges from associated companies and lower production expenses due to the 1996 retirement of the Werner and Gilbert generating stations also contributed to the decrease.

GPU, Inc. and Subsidiary Companies

---------------------------

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and nine month period was due primarily to additions to plant in service. Also contributing to the increase were charges related to JCP&L's Final Settlement (see RATE MATTERS). One of the charges represents the portion of JCP&L's return on equity which exceeds the maximum amount allowed in accordance with the Final Settlement, and must be applied against JCP&L's stranded costs. Another charge represents an allowance for forecasted nuclear additions.

Taxes, other than income taxes
------------------------------

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income, net
-----------------

      The decrease in other income, net for the nine month period was due to a $5.5 million charge in the second quarter of 1997 to settle a lawsuit related to the termination of a NUG contract. The decrease was partially offset by the effect of a 1996 writeoff of $2.4 million of inventory in connection with the retirement of the Werner and Gilbert generating stations.


INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:
-------------------------------------------------------

Other Interest
--------------

      The increase in other interest expense for the nine month period was due to higher short-term debt levels.


                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

      Met-Ed's earnings for the third quarter ended September 30, 1997 were $27.1 million, compared to 1996 third quarter earnings of $8.1 million. The 1996 results include a $15.4 million after-tax charge for voluntary enhanced retirement programs. Excluding this non-recurring item, earnings for the third quarter 1996 would have been $23.5 million. This earnings increase was due primarily to increased customer usage, new customer sales and an increase in sales to other utilities.

      For the nine months ended September 30, 1997 earnings were $80.8 million, compared to $48.5 million for the same period last year. The same non-recurring item affecting the quarterly results also affected the results for the nine month period. Excluding the 1996 charge for the retirement programs, earnings for the nine months ended September 30, 1996 would have been $63.9 million. This increase was primarily due to the recording of a step increase

GPU, Inc. and Subsidiary Companies

----------------------------

in operating revenue resulting from the inclusion of energy cost rates in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also affecting the nine month results were the same factors affecting the three month results.

OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter of 1997 increased 2.1% to $248.2 million as compared to the third quarter of 1996. For the nine months ended September 30, 1997, revenues increased 3.5% to $712.0 million as compared to the same period last year. The components of the changes are as follows:


                                                     (In Millions)
                                                     -------------
                                          Three Months           Nine Months
                                             Ended                  Ended
                                      September 30, 1997     September 30, 1997
                                      ------------------     ------------------

   Kilowatt-hour (KWH) revenues             $ 6.2                 $ 21.5
   Other revenues                            (1.2)                   2.6
                                             ----                  -----
        Increase in revenues                $ 5.0                 $ 24.1
                                             ====                  =====


Kilowatt-hour revenues
----------------------

      The increase in KWH revenues for the three and nine month periods was due primarily to increased customer usage, new customer sales, and an increase in sales to other utilities. Partially offsetting these items were lower weather-related residential sales. Also contributing to the increase for the nine months was the step increase resulting from the inclusion of energy cost rates in base rates, amounting to $13 million.

Other revenues
--------------

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

      Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its energy cost rates were combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental nonutility generation
(NUG) costs, which are being deferred (see COMPETITIVE ENVIRONMENT). Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for the first nine months of 1997.

GPU, Inc. and Subsidiary Companies

----------------------------

Other operation and maintenance
-------------------------------

      The decrease in other O&M expenses for the three and nine month periods was due to a $26.2 million pre-tax charge in 1996 related to voluntary enhanced retirement programs.

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and nine month periods was due to additions to plant in service, and an increase in depreciation rates.

Taxes, other than income taxes
------------------------------

      Effective January 1, 1997, Met-Ed's STAS is included with base rates and is no longer subject to annual adjustment. (see COMPETITIVE ENVIRONMENT) The changes for the three and nine month periods did not have a significant impact on earnings.


OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

      The increase in other income/(expense), net for the nine month period was due to an increase in interest income.


INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:
-------------------------------------------------------

Other Interest
--------------

      The increase in other interest expense for the nine month period was due to higher short-term debt levels.

                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

      Penelec's earnings for the third quarter ended September 30, 1997 were $19.2 million, compared to 1996 third quarter earnings of $2.4 million. The 1996 results include a $19.7 million after-tax charge for voluntary enhanced retirement programs. Excluding this non-recurring item, earnings for the third quarter 1996 would have been $22.1 million. This earnings decrease was due primarily to increased depreciation expense due to additions to plant in service and higher depreciation rates.

      For the nine months ended September 30, 1997 earnings were $80.6 million, compared to $53.8 million for the same period last year. The same non-recurring item affecting the quarterly results also affected the results for the nine month period. Excluding the 1996 charge for the retirement programs, earnings for the nine months ended September 30, 1996 would have been $73.5 million. This increase was primarily due to the step increase in operating revenue resulting from the inclusion of the energy cost rates in base rates and the cessation of deferred energy accounting, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also affecting the nine month results were increased sales to other utilities, partially offset by increased depreciation expense.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter of 1997 increased 0.6% to $257.6 million, as compared to the third quarter of 1996. For the nine months ended September 30, 1997, revenues increased 3.0% to $795.2 million as compared to the same period last year. The components of the changes are as follows:

                                                       (In Millions)
                                                       -------------
                                            Three Months          Nine Months
                                                Ended                Ended
                                         September 30, 1997   September 30, 1997
                                         ------------------   ------------------

   Kilowatt-hour (KWH) revenues                 $  7.2               $ 22.7
   Other revenues                                 (5.8)                 0.2
         Increase in revenues                   $  1.4               $ 22.9

Kilowatt-hour revenues
----------------------

      The increase in KWH revenues for the three and nine month periods was due to increased sales to other utilities. Also affecting the nine month results was the step increase resulting from the inclusion of energy cost rates in base rates, amounting to $15 million.

Other revenues
--------------

      Generally,  changes in other  revenues do not affect  earnings as they are
offset  by  corresponding  changes  in  expense.   Lower  transmission  revenues
contributed to the decrease for the three month period.

GPU, Inc. and Subsidiary Companies

-----------------------------

OPERATING EXPENSES:
-------------------

Fuel and Power purchases and interchanged
-----------------------------------------

      Effective January 1, 1997, Penelec ceased deferred energy accounting as its energy cost rates were combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental nonutility generation (NUG) costs, which are being deferred (see COMPETITIVE ENVIRONMENT). Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for the first nine months of 1997.

Other operation and maintenance
-------------------------------

      The decrease in other O&M expenses for the three and nine month periods was due to a $33.6 million pre-tax charge in 1996 related to voluntary enhanced retirement programs.

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and nine month periods was due to additions to plant in service, and an increase in depreciation rates. Taxes, other than income taxes

      Effective January 1, 1997, Penelec's STAS is included with base rates and is no longer subject to annual adjustment. (see COMPETITIVE ENVIRONMENT) The changes for the three and nine month periods did not have a significant impact on earnings.


OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

      The increase in other income/(expense), net for the nine month period was due to an increase in interest income.

PREFERRED STOCK DIVIDENDS:
--------------------------

      The decrease in preferred stock dividends for the nine month period was due to Penelec reacquiring portions of its preferred stock in 1996.

GPU, Inc. and Subsidiary Companies


                             GPU INTERNATIONAL GROUP
                             -----------------------

         The GPU International Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPU International Group has ownership interests in distribution and supply businesses in England and Australia, eight operating cogeneration plants in the U.S. totaling 847 MW (of which the GPU International Group's equity interest represents 308 MW) of capacity, and twelve operating generating facilities located in foreign countries totaling 3,662 MW (of which the GPU International Group's equity interest represents 704 MW) of capacity.

         In November 1997, GPU Electric acquired the business of PowerNet Victoria (PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion)(see Financing section of LIQUIDITY AND CAPITAL RESOURCES). PowerNet owns and maintains the existing high voltage electricity transmission system in the State of Victoria. The PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million. GPU expects the PowerNet acquisition to be accretive to its 1998 earnings. For additional information, see Note 2 of the Combined Notes to Consolidated Financial Statements.

         The GPU International Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in six generating facilities under construction totaling 2,118 MW (of which the GPU International Group's equity interest represents 609 MW) of capacity.

         At September 30, 1997, GPU, Inc.'s aggregate investment in the GPU International Group was $218 million; GPU, Inc. has also guaranteed up to an additional $842 million of GPU International Group obligations. At September 30, 1997, GPU, Inc. had Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators
(EWGs) up to an aggregate amount equal to 50% of GPU's average consolidated retained earnings, or approximately $1.1 billion. In November 1997, GPU, Inc. received SEC approval to increase this limit to 100% of its average consolidated retained earnings, or to approximately $2.2 billion. As a result, after including the effect of the PowerNet acquisition, GPU, Inc. has remaining authorization to finance approximately $730 million of additional investments in FUCOs and EWGs.

         In August 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands, in which GPU has a 50% ownership interest. As a result, GPU recorded a one-time charge to income in the third quarter of 1997 of $109.3 million, or $0.90 per share. The tax is payable in two equal installments by December 1, 1997 and 1998.

         Management expects that the GPU International Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amounts of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.

         For   additional   information   on  the  GPU   International   Group's
investments, see Note 3 of the Combined Notes to Consolidated Financial Statements.

GPU, Inc. and Subsidiary Companies

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Needs
-------------

      GPU's cash construction expenditures for the nine months ended September 30, 1997 were $236 million (JCP&L $116 million; Met-Ed $55 million; Penelec $63 million; Other $2 million). Construction expenditures for the year are forecasted to be $364 million (JCP&L $171 million; Met-Ed $84 million; Penelec $104 million; Other $5 million). Expenditures for maturing obligations will total $179 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million; Other $3 million) in 1997. GPU and the GPU Energy companies estimate that a substantial portion of their 1997 capital needs will be satisfied through internally generated funds.

Financing
---------

      GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001 and up to seven million shares of additional common stock through 1998. In early 1998, GPU, Inc. expects to issue and sell up to the seven million shares of common stock, the net proceeds of which will be used to reduce indebtedness associated with the PowerNet and Midlands acquisitions.

      In November 1997, GPU Electric acquired the Australian business, PowerNet, which owns and maintains the transmission system in the State of Victoria for A$2.6 billion (approximately U.S. $1.9 billion). The acquisition is being financed through: (1) a senior debt facility of A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year U.S. $450 million equity loan which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of U.S. $50 million. See Note 2 to Combined Notes to Consolidated Financial Statements for further discussion of the PowerNet acquisition.

      As a result of Pennsylvania legislation (see COMPETITIVE ENVIRONMENT), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other similar entity, and would use the proceeds to reduce capitalization and further mitigate stranded costs resulting from customer choice. Met-Ed and Penelec plan to use securitization proceeds to fund NUG contract buyout costs (see the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN). The timing and amount of any sale will depend upon PaPUC approval of restructuring plans and an Internal Revenue Service private letter ruling on certain tax issues, as well as market conditions. Similarly, JCP&L fully supports the enactment of New Jersey legislation which would provide for securitization as part of the restructuring process. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

      JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1997. Met-Ed has requested PaPUC approval to extend this authorization for an additional two-year period. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million

GPU, Inc. and Subsidiary Companies


and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      On September 1, 1997, JCP&L redeemed at maturity $25.9 million principal amount of 6 5/8% FMBs. On September 11, 1997, Met-Ed redeemed at maturity $20 million principal amount of 9.2% FMBs.

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


                             COMPETITIVE ENVIRONMENT
                             -----------------------

Pennsylvania
------------

      In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, and all retail consumers by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see the Competition and the Changing Regulatory Environment section of Note 1 of the Combined Notes to Consolidated Financial Statements.

      The legislation provides utilities the opportunity to reduce their stranded costs through the issuance of transition bonds with maturities of up to 10 years. The sale proceeds could be used to buy out or buy down uneconomic NUG contracts, to reduce capitalization, or both. Principal and interest payments on the bonds would be paid by all distribution service customers through a nonbypassable intangible transition charge. Reduced financing costs associated with the sale of transition bonds would be used to provide rate reductions for all customers. In order to securitize stranded costs, each Pennsylvania utility is required to file with the PaPUC for a qualified rate order. Met-Ed and Penelec expect to file for such rate orders during 1998.

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

GPU, Inc. and Subsidiary Companies


coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

      As part of this restructuring, Met-Ed and Penelec filed, in December 1996, tariff supplements requesting approval to, among other things, include their currently effective ECRs and STAS in base rates, effective for all bills rendered after January 1, 1997. In February 1997 the PaPUC approved this request. Since rates that can be charged to customers for generation are capped for up to nine years, to the extent Met-Ed and Penelec remain in the generation business, their future earnings are subject to market volatility. Increases or decreases in fuel costs are no longer subject to deferred accounting and are reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks.

      In June 1997,  Met-Ed and  Penelec  filed  with the PaPUC  their  proposed
restructuring   plans  to  implement   competition   and   customer   choice  in
Pennsylvania. Highlights of these plans include:

- One-third of electric retail customers would be able to choose their supplier beginning on January 1, 1999, expanding to include all customers by January 1, 2001.

- As required by the restructuring legislation, rates would be unbundled for generation, transmission and distribution charges.

- A competitive transition charge (CTC) would recover all of Met-Ed and Penelec's generation plant, regulatory assets and other non-NUG related transition and stranded costs within a seven-year time period beginning January 1, 1999.

- A "NUG Cost Rate" is being proposed to capture future payments to NUGs. This clause will provide for a full reconciliation of amounts paid to NUGs, and recovered from customers. This will ensure that customers do not overpay for these obligations, and it will also provide a vehicle for flowing through to customers the full benefits of any prospective reductions in NUG obligations that result from the requests for proposals
     (RFPs) or other future NUG mitigation. At September 30, 1997, the deferred NUG balances for Met-Ed and Penelec were $6.4 million and $7.4 million, respectively, and are included in Other Regulatory Assets on the Consolidated Balance Sheet.

- Stranded costs at the time of initial customer choice (December 31, 1998), on a present value basis, are estimated at $1.4 billion for Met-Ed and $1.3 billion for Penelec. These stranded costs include above-market costs related to power purchase commitments, company owned generation, generating plant decommissioning, regulatory assets and transition expenses.

- Ongoing stranded cost mitigation efforts include the buyout and/or renegotiation of several above-market NUG agreements; the planned retirement of uneconomical generating units as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

GPU, Inc. and Subsidiary Companies


- Met-Ed and Penelec have requested rate recovery of prudently incurred and previously approved costs associated with the buyout and restructuring of NUG projects that are not currently being recovered in rates. The requested increase, based upon a three-year recovery of the buyout costs, is $10.5 million for Met-Ed and $1.7 million for Penelec. It is expected that these increases will be offset by lower interest expense related to the issuance of transition bonds. The estimated customer savings associated with these contract buyouts/restructurings is $900 million for Met-Ed and $500 million for Penelec.

- Met-Ed and Penelec support securitization as a mechanism to help mitigate stranded costs and have initiated a RFP which is expected to use securitization proceeds to reduce above-market NUG costs. (See THE GPU ENERGY COMPANIES' SUPPLY PLAN.)

- Met-Ed and Penelec will be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier.

      Met-Ed and Penelec will file supplemental information to their restructuring plans to reflect the recent announcement regarding the proposed sale of their generating facilities. (See additional discussion under the Other heading of this section.) The PaPUC continues to review and hold hearings on the restructuring plans, and has stated that a decision is expected by mid 1998.

      The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania that give customers the ability to choose their electricity supplier. These pilot programs include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. The pilot program began November 1, 1997 and will run until the first phase of retail competition begins on January 1, 1999. Met-Ed and Penelec's pilot programs include approximately 51,000 (Met-Ed 23,000; Penelec 28,000) customers.

      In August 1997, PECO Energy Company reached a partial settlement, subject to PaPUC approval, in its restructuring proceeding. Among other things, this settlement provides for a 10% retail rate reduction beginning in September 1998. It is not known what effect, if any, this settlement will have on Met-Ed and Penelec's restructuring proceedings.

New Jersey
----------

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

GPU, Inc. and Subsidiary Companies


      The NJBPU has proposed that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated would be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guaranty for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

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

      In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost and unbundled rate filings. Highlights of the plan include:

- Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, expanding to include all retail customers by July 1, 2000.

- As required by the New Jersey Energy Master Plan, JCP&L would unbundle its rates and these rates would apply to all distribution customers, with the exception of a Production Charge, which would be charged to customers who do not choose an alternative energy supplier. The unbundled rate structure would include:

          -- a flat monthly Customer Charge for the costs associated with metering, billing and customer account administration.

          -- a Delivery Charge consisting of capital and O&M costs associated with the transmission and distribution system; the recovery of regulatory assets, including those associated with generation; the cost of social programs; and certain costs related to the proposed ratemaking treatment of Oyster Creek.

          -- a Production Charge for the estimated average market price for electricity (EAMPE) provided to customers who elect JCP&L as

GPU, Inc. and Subsidiary Companies


                  their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. A deferred market price adjustment account will be set up for the difference between the EAMPE and the actual market price for electricity, plus interest. The EAMPE will be calculated every six months during the transition period and adjusted by a true-up factor.

          --      a Societal  Benefits  Charge to recover demand side management
                  costs,    remediation    adjustment    costs,    and   nuclear
                  decommissioning costs.

          -- a Market Transition Charge (MTC) to recover non-NUG stranded generation costs. This charge would include both owned generation and utility purchase power commitments. It is expected that the MTC would be in effect for approximately a four-year period.

          -- a NUG Transition Charge (NTC) to recover ongoing above-market NUG costs over the life of the contracts and provide a mechanism to flow through to customers the benefits of future NUG mitigation efforts. The NTC would be subject to an annual true-up for actual cost escalations or reductions, changes in availability or dispatch levels and other cost variations over the life of each NUG project. The NTC would also be subject to adjustment in the future to reflect additional NUG buyout or restructuring costs and any related savings.

- The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's global rate settlement approved by the NJBPU in April 1997 (see RATE MATTERS). The remaining reductions would be phased in over a two-year period beginning October 1, 1998, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five to seven years as a result of energy tax legislation signed into law in July 1997.

- In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. A final decision on the plant's future has not been reached. Nevertheless, JCP&L has proposed that the NJBPU approve an early retirement of Oyster Creek in September 2000, for ratemaking purposes. The ratemaking treatment being requested for Oyster Creek is as follows:

          -- The market value of Oyster Creek's generation output would be recovered in the Production Charge.

          -- The above-market operating costs would be recovered as a component of the Delivery Charge through September 2000. If the plant is operated beyond that date, these costs would not be included in customer rates.

GPU, Inc. and Subsidiary Companies


          -- Existing Oyster Creek regulatory assets would, like other regulatory assets, be recovered as part of the Delivery Charge.

          --      Oyster  Creek   decommissioning   costs   would,   like  TMI-1
                  decommissioning costs, be recovered as a component of the Societal Benefits Charge.

          -- JCP&L's net investment in Oyster Creek would be recovered through the Delivery Charge as a levelized annuity, effective October 1998 through its original expected operating life, 2009.

- Stranded costs at the time of initial customer choice (September 30, 1998), on a present value basis, are estimated at $1.8 billion, of which $1.6 billion is for above-market NUG contracts. The $1.8 billion excludes above-market generation costs related to Oyster Creek.

- Ongoing stranded cost mitigation efforts have included the buyout and/or renegotiation of several above-market NUG agreements; the retirement of uneconomical steam generating units at Gilbert and Werner stations in 1996; the planned retirement of additional units at Sayreville station in 1999 as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

- JCP&L fully supports securitization of above-market costs in the restructuring process. JCP&L expects to request securitization, if legislation is enacted, of certain costs associated with generation assets, regulatory assets and the buyout or renegotiation of NUG contracts.

      JCP&L will file supplemental information to its restructuring plan to reflect the recent announcement regarding the proposed sale of its generating facilities. (See additional discussion under the Other heading of this section.) The NJBPU intends to complete its review and approval of this plan so as to permit retail competition to begin in October 1998.

      JCP&L has received NJBPU approval of a one-year pilot program offering customers in Monroe Township, New Jersey a choice of their electric energy supplier. The pilot program began in September 1997, and can be extended until the first phase of competition begins in October 1998. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

Other
-----

      In October 1997, GPU announced that it intends to begin a process to sell, through an auction, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities total approximately 5,300 MW of capacity and have a net book value of approximately $1.1 billion at September 30, 1997. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies. It is anticipated that it will take approximately twelve to eighteen months to complete the sale. The GPU Energy companies will file supplemental information to their restructuring plans in Pennsylvania and New Jersey to reflect the sale of these assets.

GPU, Inc. and Subsidiary Companies


      In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs. In October 1997, the GPU Energy companies entered into a confidentiality agreement with a potential buyer of these facilities.

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


                                  RATE MATTERS
                                  ------------

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

GPU, Inc. and Subsidiary Companies


      Also in 1996, JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate reached an agreement on a variety of pending rate-related issues. An Administrative Law Judge (ALJ) issued a decision recommending approval of the Final Settlement, but the NJBPU ordered additional evidentiary hearings on the recovery of buyout costs for the Freehold cogeneration project discussed below. In December 1996, the ALJ issued a further decision recommending that recovery of the Freehold buyout costs be approved, subject to possible revocation or modification, if it was determined that the project was not viable when it was bought out. In December 1996, an Addendum revising the Final Settlement was agreed upon by JCP&L, the staff of the NJBPU and the Division of Ratepayer Advocate. In January 1997, the NJBPU staff recommended that rate recovery of the Freehold buyout costs be permitted. In March 1997, the NJBPU approved the Final Settlement, including the recovery of Freehold buyout costs. However, the Freehold cost recovery was granted on an interim basis, subject to refund, pending further review by the NJBPU. There can be no assurance as to the outcome of this matter.

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

GPU, Inc. and Subsidiary Companies


nuclear performance incentives, the excess will be used to reduce both customer rates and certain regulatory assets.



                      THE GPU ENERGY COMPANIES' SUPPLY PLAN
                      -------------------------------------

Managing Nonutility Generation
------------------------------

      The GPU Energy companies have contracts and anticipated commitments with NUG suppliers under which a total of 1,657 MW (JCP&L 896 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity are currently in service. For information on NUG costs, see the Competition and the Changing Regulatory Environment section of
Note 1 of the Combined Notes to Consolidated Financial Statements.

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

      In April 1997,  Met-Ed and Penelec  issued RFPs to 24 NUG  projects  which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments which would be funded through the issuance of PaPUC approved securitized transition bonds (see COMPETITIVE ENVIRONMENT). Met-Ed and Penelec are currently negotiating with two bidders to enter into definitive buyout agreements by the end of 1997. Payments would be made in 1998, subject to Met-Ed's and Penelec's ability to obtain the required funding through securitization.



                               ACCOUNTING MATTERS
                               ------------------

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

GPU, Inc. and Subsidiary Companies


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

      In light of retail access legislation enacted in Pennsylvania and the New Jersey Energy Master Plan in New Jersey, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71 for the generation portion of their business, no later than mid 1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not granted through their respective restructuring plans, have to be written off and charged to expense. The above-market costs of power purchase commitments would have to be expensed, and additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, writedowns of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets." The amount of writeoffs resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial condition.

      In March 1997,  Statement of Financial  Accounting  Standards No. 128 (FAS
128), "Earnings Per Share", was issued. FAS 128 requires a dual presentation of basic and diluted earnings per share for companies that have common stock equivalents, including GPU. The two earnings per share computations for GPU are not expected to be materially different from one another. FAS 128 will be effective for year-end reporting.

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

      In June 1997,  Statement of Financial  Accounting  Standards  No. 131 (FAS
131) "Disclosures about Segments of an Enterprise and Related Information", was issued. FAS 131 requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measures segment performance. Also required are disclosures about the countries

GPU, Inc. and Subsidiary Companies


in which a company holds material assets and reports revenues, its major customers, and disclosure of segment information. The Statement will supersede FAS 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997.

                                     PART II

ITEM 1 -          LEGAL PROCEEDINGS
                  -----------------

                  Information concerning the current status of certain legal proceedings instituted against the Company and the GPU Energy companies as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Combined Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

ITEM 5 -          OTHER EVENTS
                  ------------

                  Information concerning the acquisition of PowerNet Victoria discussed in Note 2 of Combined Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.


ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a) Exhibits

                      (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Based on SEC Regulation S-K, Item 503

                      (27)  Financial Data Schedule

                  (b) Reports on Form 8-K:

                      GPU, Inc.:
                      ----------

                      Dated October 15, 1997, under Item 5 (Other Events).

GPU, Inc. and Subsidiary Companies

                                   Signatures
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.
                                    ---------



November 12, 1997                    By:    /s/ J. G. Graham
                                            -----------------
                                            J. G. Graham, Senior Vice President
                                            (Chief Financial Officer)



November 12, 1997                    By:    /s/ F. A. Donofrio
                                            -------------------
                                            F. A. Donofrio, Vice President
                                            and Comptroller
                                            (Chief Accounting Officer)



                                           JERSEY CENTRAL POWER & LIGHT COMPANY
                                           METROPOLITAN EDISON COMPANY
                                           PENNSYLVANIA ELECTRIC COMPANY



November 12, 1997                    By:    /s/ D. Baldassari
                                            -----------------
                                            D. Baldassari, President



November 12, 1997                    By:    /s/ D. W. Myers
                                            ----------------
                                            D. W. Myers, Vice President -
                                            Finance and Rates &Comptroller
                                            (Principal Accounting Officer)