Form 10-K
period 1997-12-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1998-03-13
CIK 40779, 53456, 65350, 77227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
___      EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________

Commission        Registrant, State of Incorporation,         I.R.S. Employer
File Number       Address and Telephone Number                Identification No.
-----------       ----------------------------                ------------------

1-6047            GPU, Inc.                                       13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 455-8200

1-3141            Jersey Central Power & Light Company            21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19605-2459
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company                     23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19605-2459
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company                   25-0718085
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19605-2459
                  Telephone (610) 929-3601

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Registrant                 Title of each class            which registered
----------                 -------------------            ----------------
GPU, Inc.                  Common Stock, par value
                           $2.50 per share             New York Stock Exchange

Jersey Central Power &     Cumulative Preferred
  Light Company            Stock, $100 stated value
                           4% Series                   New York Stock Exchange
                           7.88% Series E              New York Stock Exchange

                                                   Name of each exchange
Registrant              Title of each class        which registered
----------              -------------------        ----------------
Jersey Central Power &  First Mortgage Bonds:
  Light Company (cont.) 6 3/8% Series due 2003     New York Stock Exchange
                        7 1/8% Series due 2004     New York Stock Exchange
                        7 1/2% Series due 2023     New York Stock Exchange
                        6 3/4% Series due 2025     New York Stock Exchange

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

     The aggregate market value of the registrants' voting stock held by non-affiliates based on the closing price of $39.1875 on February 2, 1998 was:

         Registrant                                              Amount
         ----------                                              ------
         GPU, Inc.                                           $4,731,285,452

         The number of shares outstanding of each of the registrants' classes of voting stock as of February 2, 1998 was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
----------                           -----                         -----------
GPU, Inc.                            Common Stock, $2.50 par value 120,838,614
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1998 Annual Meeting of Stockholders of GPU, Inc.
(Part III)
-----------------------------------------------------------------------------

         This combined Form 10-K is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS



                                                                       Page
                                                                      Number
                                                                      ------

Part I

      Item  1. Business                                                  1
      Item  2. Properties                                               47
      Item  3. Legal Proceedings                                        50
      Item  4. Submission of Matters to a Vote of Security Holders      50


Part II

      Item  5. Market for Registrant's Common Equity and
               Related Stockholder Matters                              51
      Item  6. Selected Financial Data                                  51
      Item  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      52
      Item  8. Financial Statements and Supplementary Data              52
      Item  9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      52


Part III

      Item 10. Directors and Executive Officers of the Registrant       53
      Item 11. Executive Compensation                                   58
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                           62
      Item 13. Certain Relationships and Related Transactions           63


Part IV

      Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      64


Signatures                                                              76
s
                                     PART I

ITEM 1.  BUSINESS.

      GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPUI Group." Other wholly-owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a subsidiary engaging in energy services and retail energy sales; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

      GPU is subject to regulation  by the  Securities  and Exchange  Commission
(SEC) under the 1935 Act. Retail rates, conditions of service, issuance of securities and other matters relating to the GPU Energy companies are subject to regulation in the state in which each utility operates - in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PaPUC). The Nuclear Regulatory Commission (NRC) regulates the construction, ownership and operation of nuclear generating stations. The GPU Energy companies are also subject to wholesale rate and other regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act. In addition, certain foreign subsidiaries and affiliates are subject to limited rate and other regulation (see Regulation section).

      Financial information with respect to the business segments of GPU is provided in Note 14, Segment Information, of the Combined Notes to the Consolidated Financial Statements.

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

                               RECENT DEVELOPMENTS

     During the past year, there were a number of major developments which are expected to significantly affect GPU. They are as follows:

- In November 1997, GPU Electric acquired the business of PowerNet Victoria (subsequently renamed GPU PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). PowerNet owns and operates the existing high-voltage electricity transmission system in the State of Victoria. The PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million.

     The PowerNet acquisition was financed through: (1) a senior debt credit facility of A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year U.S. $450 million bank credit agreement which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of U.S. $50 million.

     In February 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million were used to reduce approximately $229 million of indebtedness associated with the PowerNet and Midlands Electricity plc (Midlands) acquisitions, and the balance will be applied for other corporate purposes.

     In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris Power (Solaris) to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of the sale. As a result, GPU will record an after-tax gain on the sale of U.S. $18.3 million in the first quarter of 1998. The cash proceeds from the Solaris sale were used to reduce outstanding debt of GPU Electric.

- In October 1997, GPU announced that it intends to begin a process to sell, through a competitive bid process, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, total approximately 5,300 MW of capacity and have a net book value of approximately $1.1 billion at December 31, 1997. GPU expects to use a multi-stage competitive bid process, similar to the generation divestiture processes used by other utilities. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group. GPU will begin seeking indicative bids in April 1998. It is anticipated that definitive agreements with the purchaser(s) will be entered into by the end of 1998 and the sale completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

     In February 1998, GPU and New York State Electric & Gas (NYSEG) agreed to jointly sell the Homer City Generating station. GPU and NYSEG each own 50% of the facility which Genco operates. The sale will require a number of federal and state regulatory approvals, which are expected to be received in early 1999.

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

- Pursuant to legislation enacted in 1996, Met-Ed and Penelec in 1997 filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. Highlights of these plans, as revised through January 1998, include:

     - One-third of retail customers would be able to choose their electric suppliers beginning on January 1, 1999, two-thirds permitted to choose by January 1, 2000 and all retail customers would be permitted to choose by January 1, 2001.

     - As required by the restructuring legislation, rates would be unbundled for generation, transmission and distribution charges.

     - A competitive transition charge (CTC) would provide the opportunity to recover all of Met-Ed and Penelec's generation plant, regulatory assets and other non-NUG related transition and stranded costs within a seven-year time period beginning January 1, 1999.

     - A "NUG Cost Rate" is being proposed to capture payments to nonutility generation (NUGs) in excess of amounts in current rates. This clause will provide for a full reconciliation of amounts paid to NUGs, and recovered from customers. This will ensure that customers do not overpay for these obligations, and it will also provide a vehicle for flowing through to customers the full benefits of any prospective reductions in NUG obligations that result from mitigation. At December 31, 1997, the deferred NUG balances for Met-Ed and Penelec were $10.3 million and $14.6 million, respectively, and are included in Other Regulatory Assets on the Consolidated Balance Sheets.

     - Stranded costs at the time of initial customer choice (December 31, 1998), on a present value basis, are estimated at $1.5 billion for Met-Ed and $1.2 billion for Penelec. These stranded costs include above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses.

     - Ongoing stranded cost mitigation efforts include the buyout and/or renegotiation of several above-market NUG agreements; the planned retirement of uneconomical generating units as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

     - Met-Ed and Penelec have requested rate recovery of prudently incurred costs associated with the buyout and restructuring of NUG projects that are not currently being recovered in rates. The requested increase, based upon a three-year recovery of the buyout costs, is $44.6 million for Met-Ed and $19.1 million for Penelec. It is expected that these increases will be offset by lower interest expense related to the issuance of transition bonds. The estimated customer savings associated with these contract buyouts/restructurings is $812 million for Met-Ed and $593 million for Penelec.

     - Met-Ed and Penelec will be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier.

      Numerous parties have intervened in these proceedings and are actively contesting various aspects of the filings, including the quantification of stranded costs and the fixing of the level of generation credits for customers who choose alternative suppliers. Evidentiary hearings have been concluded and briefs are to be filed by mid-April. Initial decisions from the PaPUC are expected by June 30, 1998. There can be no assurance as to the outcome of these proceedings.

      In December 1997, the PaPUC rejected PECO Energy Company's (PECO) restructuring settlement and approved an alternate plan for PECO based on its findings in that case. Among other things, the alternate plan accelerates the pace of retail competition and reduces the amount of PECO's recoverable stranded costs. PECO has appealed the PaPUC's decision. On January 26, 1998, PECO announced a fourth quarter pre-tax charge to income of $3.1 billion reflecting the effects of the PaPUC order.

      Met-Ed and Penelec believe that the PaPUC's decision in the PECO case was based on the specific facts and circumstances of that proceeding. Met-Ed and Penelec further believe that they have demonstrated in their restructuring proceedings ample evidence to distinguish sufficiently their cases from PECO's and that the PaPUC should not, therefore, apply its findings in the PECO case to their pending restructuring plans. If, however, the PaPUC were to apply these findings, it would have a material adverse impact on Met-Ed and Penelec's stranded cost recovery, restructuring proceedings and future earnings. There can be no assurance as to the outcome of this matter.

      The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania that give customers the ability to choose their electricity supplier. These pilot programs include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. The pilot program began November 1, 1997 and will run until the first phase of retail competition begins on January 1, 1999. Met-Ed and Penelec's pilot programs include approximately 5% of each company's load.

- Pursuant to a NJBPU directive, in 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost, unbundled rate and restructuring filings. Highlights of the plan, as revised through December 1997, include:

     - Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, expanding to include all retail customers by July 1, 2000.

     - As required by the NJBPU's final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey, JCP&L would unbundle its rates and these rates would apply to all distribution customers, with the exception of a Production Charge, which would be charged only to customers who do not choose an alternative energy supplier. The proposed unbundled rate structure would include:


          -- a flat monthly Customer Charge for the costs associated with metering, billing and customer account administration.

                -- a Delivery Charge consisting of capital and O&M costs associated with the transmission and distribution system; the recovery of regulatory assets, including those associated with generation; the cost of social programs; and certain costs related to the proposed ratemaking treatment of the Oyster Creek Nuclear Generating Station (Oyster Creek).

                -- a Production Charge for the estimated average market price for electricity (EAMPE) provided to customers who elect JCP&L as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. A deferred market price adjustment account would be set up for the difference between the EAMPE and the actual market price for electricity, plus interest. The EAMPE would be calculated every six months during the transition period and adjusted by a true-up factor.

                -- a Societal Benefits Charge to recover demand-side management costs, manufactured gas plant remediation costs, and nuclear decommissioning costs.

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

     The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's Stipulation of Final Settlement (Final Settlement) approved by the NJBPU in March 1997. The remaining reductions would be phased in over a two-year period beginning October 1, 1998, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of certain above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

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

          -- Oyster Creek  decommissioning  costs  would,  like Three Mile
             Island Unit 1 (TMI-1) decommissioning costs, be recovered as a component of the Societal Benefits Charge.

          -- JCP&L's net investment in Oyster Creek would be recovered through the Delivery Charge as a levelized annuity, effective October 1998 through its original expected operating life, 2009.

     - Stranded costs at the time of initial customer choice (September 30, 1998), on a present value basis, are estimated at $1.6 billion, of which $1.5 billion is for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek.

      Numerous parties have intervened in this proceeding and are actively contesting various aspects of JCP&L's filings, including, among other things, recovery by JCP&L of plant capital additions since its last base rate case in 1992, projections of future electricity prices on which stranded cost recovery calculations are based, the appropriate level of return and the appropriateness of earning a return on stranded investment.

      Consultants retained by the NJBPU Staff, the Division of Ratepayer Advocate and other parties have proposed that JCP&L's stranded cost recoveries should be substantially lower than the levels JCP&L is seeking.

      In February 1998, the NJBPU issued a written order clarifying an earlier NJBPU oral decision. In its written order, the NJBPU substantially affirmed an Administrative Law Judge's ruling which limited the unbundling proceeding to 1992 cost of service levels, but clarified that (1) JCP&L could update its 1992 cost of service study to reflect adjustments consistent with the NJBPU approved Final Settlement which, among other things, recognized certain increased expense levels and reductions to base rates and (2) all of the updated post-1992 cost information that JCP&L had submitted in the proceeding should remain in the record, which the NJBPU will utilize in establishing a reasonable level of rates going forward.

      Furthermore, the NJBPU emphasized in its order that the final unbundled rates established as a result of this proceeding will be lower than the current bundled rates. This directive has been recognized in JCP&L's July 1997 restructuring plan which proposed annual revenue reductions totaling approximately $185 million. The NJBPU will render final and comprehensive decisions on the precise level of aggregate rate reductions required in order to accomplish its primary goals of introducing retail competition and lowering electricity costs for consumers.

      If the NJBPU were to accept the positions of various parties or their consultants, or were ultimately to deny JCP&L's request to recover post-1992 capital additions and increased expenses, it would have a material adverse impact on JCP&L's stranded cost recovery, restructuring proceeding and future earnings.

      Discovery, evidentiary hearings and related proceedings are continuing. The NJBPU intends to complete its review and issue final decisions in time for retail competition to commence in October 1998. There can be no assurance as to the outcome of these proceedings.

      JCP&L has received NJBPU approval for a one-year pilot program offering customers in Monroe Township, New Jersey, a choice of their electric energy supplier. The pilot program began in September 1997, and can be extended until the first phase of competition begins in October 1998. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

- In 1997, GPU formed GPU AR, to engage in energy services and retail energy sales and GPU Telcom, to conduct certain telecommunications related businesses. In December 1997, GPU and The Williams Companies, Inc. announced an agreement to form an alliance to jointly market energy and related services at the retail level. The joint venture, which is expected to commence operations in 1998, will offer electric, natural gas and oil supply, as well as other related energy services, to consumers throughout the Mid-Atlantic region.

- In 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands, in which the GPUI Group has a 50% ownership interest. As a result, a one-time charge to income of $109.3 million, or $0.90 per share, was taken. In December 1997, half of this tax was paid; the remainder is due by December 1998.

                              INDUSTRY DEVELOPMENTS

      Electric utility customers have traditionally been served by vertically integrated regulated monopolies. The electric utility industry is moving away from a traditional rate regulated environment based on cost recovery to some combination of a competitive marketplace and modified regulation. The enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of competitors into the electric generation business. The Energy Policy Act of 1992 (EPAct) furthered competition among utilities and NUGs in the wholesale electric generation market, accelerating industry restructuring. The FERC, in its Order 888 and related proceedings, has required utilities to provide open access and comparable transmission service to third parties.
Pennsylvania   adopted   comprehensive   legislation   which  provides  for  the
restructuring of the electric utility industry, and the NJBPU has initiated comparable proceedings pending adoption of legislation.

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

      The combination of the current market price of electricity being below that of some utility owned generation and power purchase commitments, as well as the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while recoverable in a regulated environment, are at risk in a deregulated competitive environment. In connection with their respective restructuring filings, stranded costs at the time of initial customer choice (December 31, 1998), on a present value basis, are estimated at $1.5 billion for Met-Ed and $1.2 billion for Penelec. These stranded costs include above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses. Stranded costs at the time of initial customer choice (September 30, 1998), on a present value basis for JCP&L, are estimated at $1.6 billion, of which $1.5 billion is for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek. The estimate is subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. As discussed below, the restructuring legislation in Pennsylvania and the proposed restructuring plan in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above-market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey will differ, but should allow for the recovery of non-mitigable above-market costs through either distribution charges or separate nonbypassable charges to customers.

      In response to competitive forces and regulatory changes, GPU is considering various strategies designed to enhance its competitive position and to increase its ability to adapt to, and anticipate changes in, its business. GPU has identified the following strategic objectives to guide it over the next several years: (1) build upon GPU's core competency in regulated infrastructure (mainly the transmission and distribution of electricity), both internationally and domestically; (2) investigate other investment opportunities in infrastructure (i.e. natural gas, water, telecommunications); (3) continue to develop the contract generation business (generation for which contracts to sell power to third parties have been executed) through the GPUI Group; and (4) build a retail energy services and supply business.

      GPU's strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses, and additions to or dispositions of all or portions of its transmission or distribution businesses. GPU has announced its intention to divest its fossil fuel and hydroelectric generating plants. As a result of federal and state actions, the GPU Energy companies will be required to implement rate unbundling for generation, transmission and distribution services. No assurances can be given as to whether any potential transactions of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.


                               OTHER DEVELOPMENTS

      During 1997 and early 1998, there were other developments relating to competition within the electric utility industry which are described below:

- Several bills have been introduced in Congress providing for a comprehensive restructuring of the electric utility industry. These bills propose, among other things, retail choice for all utility customers beginning as early as January 1999, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both PURPA and the 1935 Act.

- In 1996, the GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool
      (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements (including, among other things, establishing an independent system operator (ISO) to operate the energy market and transmission system) that would create a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region. PECO, who opposed the supporting PJM companies' proposed restructuring plan, filed its own plan with the FERC. In February 1997, the FERC issued an order directing PJM to adopt all recommendations proposed by the supporting PJM companies, after certain issues were resolved regarding congestion pricing.

      In addition, in November 1997 the FERC issued an order to PJM which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective January 1, 1998. The implementation of a single-system rate is not expected to effect total transmission revenues, however, it would increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory. The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The FERC's ruling may also have an effect on the GPU Energy companies' distribution rates since the PaPUC has ordered a rate cap effective January 1, 1997 and the NJBPU has recommended a 5-10% rate reduction effective with the implementation of customer choice. There can be no assurance as to the outcome of this matter.

       Also in 1997, the PJM Power Pool converted to a limited liability company governed by an independent board of managers and the FERC approved the supporting PJM companies' proposal to permit the PJM Power Pool to be recognized as an ISO effective January 1, 1998.

- In response to the concerns expressed by the Staff of the SEC, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
      (EITF) agreed to discuss the issues surrounding the continued applicability of Statement of Financial Accounting Standards No. 71 (FAS
      71) to the electric utility industry. In May and July 1997, the EITF met to discuss these issues and concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. While the EITF's consensus must be complied with, the SEC has the final regulatory authority for accounting by public companies.

      In light of retail access legislation enacted in Pennsylvania and the NJBPU's final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71, for the generation portion of their business, by no later than mid-1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not provided for through their respective restructuring plans, have to be written off and charged to expense.
      Additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, write-downs of plant assets could be required in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets," discussed below.

      Additionally, the inability of the GPU Energy companies to recover their above-market costs of power purchase commitments, in whole or in part, could result in the recording of liabilities and corresponding charges to expense. The amount of charges resulting from the discontinuation of FAS 71
                                       10
      will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial position. FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a write-down. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. FAS 121 also requires the recognition of impairment losses when the carrying amounts of those assets are greater than the estimated cash flows expected to be generated from the use and eventual disposition of the assets. The effects of FAS 121 have not been material to GPU's results of operations.

- The GPU Energy companies and certain affiliates have contracted for an integrated information system to help manage their business growth, accomplish year 2000 compliance and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. The estimated project costs for the system are $106 million, of which $16 million was spent in 1997. A portion of these costs will be expensed as incurred. The GPUI Group estimates that it will cost approximately $7 million to modify its computer systems.


                            THE GPU ENERGY COMPANIES

      The electric generating and transmission facilities of the GPU Energy companies are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 1997, the GPU Energy companies' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 1997, sales to customers by customer class were as follows:

                       % Operating Revenues             % KWH Sales
                    --------------------------- --------------------------
                    Total JCP&L  Met-Ed Penelec Total JCP&L Met-Ed Penelec
                    ----- -----  ------ ------- ----- ----- ------ -------
Residential           42     45     41     35     35     41     35     28
Commercial            35     39     29     33     33     39     28     30
Industrial            21     15     28     28     29     20     35     36
Other*                 2      1      2      4      3    --       2      6
                     ---    ---    ---    ---    ---    ---    ---    ---
                     100    100    100    100    100    100    100    100
                     ===    ===    ===    ===    ===    ===    ===    ===

  * Rural electric cooperatives, municipalities, street and highway lighting, and others.

      The GPU Energy companies also make interchange and spot market sales of electricity to other utilities. Reference is made to GPU Energy Companies' Statistics and Company Statistics on pages F-3, F-112, F-122, and F-132, for additional information concerning sales and revenues. Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for less than 2%, 2% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 9%, 14% and 13%, respectively, of such revenues.

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

      The GPU Energy companies' transmission facilities are physically interconnected with neighboring nonaffiliated utilities in Pennsylvania, New Jersey, Maryland, New York and Ohio. The interconnection facilities are used for substantial capacity and energy interchange and purchased power transactions, as well as emergency assistance. The GPU Energy companies are members of the PJM Power Pool and the Mid-Atlantic Area Council, an organization providing coordinated review of the planning by utilities in the PJM area. In 1997, the PJM Power Pool converted to a limited liability company governed by an independent board of managers and the FERC approved the supporting PJM companies' proposal to permit the PJM Power Pool to be recognized as an ISO. For additional discussion, see Competitive Environment - Recent Regulatory Actions, Management's Discussion and Analysis.


                                   GPUI GROUP

      The GPUI Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission, distribution and supply businesses in England and Australia. It also has ownership interests in eight operating cogeneration plants in the U.S. totaling 847 MW (of which the GPUI Group's equity interest represents 308 MW) of capacity, and twelve operating generating facilities located in foreign countries totaling 3,830 MW (of which the GPUI Group's equity interest represents 728 MW) of capacity.

      The GPUI Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in seven generating facilities under construction totaling 2,141 MW (of which the GPUI Group's equity interest represents 641 MW) of capacity.

      At December 31, 1997, GPU, Inc.'s aggregate investment in the GPUI Group was $268 million; GPU, Inc. has also guaranteed up to an additional $1.3 billion of GPUI Group obligations. GPU, Inc. has SEC approval to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators
(EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of December 31, 1997. At December 31, 1997, GPU, Inc. has remaining authorization to finance approximately $754 million of additional investments in FUCOs and EWGs. To the extent the GPU Energy companies no longer meet the requirements of FAS 71 as a result of the implementation of the GPU Energy companies' restructuring plans, any resulting write-offs would reduce GPU's retained earnings. Such reductions would reduce the amount of available authorization for investments in FUCOs and EWGs. For additional information on the GPUI Group's investments, see Note 6 of the Notes to Consolidated Financial Statements.

      In 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands, in which the GPUI Group has a 50% ownership interest. As a result, a one-time charge to income of $109.3 million, or $0.90 per share, was taken. In December 1997, half of this tax was paid; the remainder is due by December 1998.

      In 1997, GPU Electric acquired the business of PowerNet Victoria (subsequently renamed GPU PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). PowerNet owns and maintains the existing high-voltage electricity transmission system in Victoria. The PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million. GPU expects the PowerNet acquisition to contribute positively to its 1998 earnings. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

      In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of sale. As a result, GPU will record an after-tax gain on the sale of $18.3 million in the first quarter of 1998.

      Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.


                               NUCLEAR FACILITIES

      The GPU Energy companies have made investments in three major nuclear projects -- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1997, the GPU


                                       13
 .

Energy companies' net investment, including nuclear fuel, in TMI-1 was $602 million (JCP&L $155 million; Met-Ed $300 million; Penelec $147 million) and $701 million for Oyster Creek. The GPU Energy companies' net investment in TMI-2 at December 31, 1997 was $80 million (JCP&L $72 million; Met-Ed $1 million; Penelec $7 million). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

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

Oyster Creek

      The operating license for the Oyster Creek station, a 619 MW boiling water reactor, expires in 2009. Oyster Creek operated at a 91.0% capacity factor for 1997. The station's next refueling outage is scheduled to begin in September 1998. In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in 2000.

TMI-1

      The operating license for TMI-1, a 786 MW pressurized water reactor, expires in 2014. TMI-1 operated at a capacity factor of 83.4% for 1997. Its next refueling outage is scheduled to begin in the fall of 1999. In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs.

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

                                                        (in millions)
                                                                          Oyster
                                              TMI-1         TMI-2          Creek
                                              -----         -----          -----

JCP&L                                         $ 45           $ 71           $306
Met-Ed                                          89            142            --
Penelec                                         45             71            --
                                              ----           ----           ----
  Total $179                                  $284           $306
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

      In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the site-specific studies are as follows (in 1997 dollars):

                                                     (in millions)
                                                                     Oyster
GPU                                            TMI-1     TMI-2       Creek
---                                            -----     -----       -----

Radiological decommissioning                   $328       $399        $386
Nonradiological cost of removal                  81         34*         37
                                               ----       ----        ----
        Total                                  $409       $433        $423
                                               ====       ====        ====

* Net of $10.1 million spent as of December 31, 1997.

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

      The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Accounting for retirement costs may change based upon the FASB's Exposure Draft discussed below.

      The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. (For TMI-2, a liability (in 1997 dollars) has already been recognized, based on the 1995 site-specific study since the plant is no longer operating (see TMI-2)). The effective date of this accounting change has not yet been established.

TMI-1 and Oyster Creek:

      The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The Final Settlement approved by the NJBPU in March 1997 allows for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates. (See discussion of Final Settlement in Rate Matters section, Management's Discussion and Analysis.)

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

      The amounts charged to depreciation expense in 1997 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:
                                                      (in millions)
                                                                  Oyster
                                                 TMI-1             Creek
                                                 -----             -----
Amount expensed in 1997:
    JCP&L                                        $  2             $ 13
    Met-Ed                                          9                -
    Penelec                                         4                -
                                                  ---              ---
        Total                                    $ 15             $ 13
                                                  ===              ===

Accumulated depreciation provision
 at December 31, 1997:
    JCP&L                                        $ 38             $217
    Met-Ed                                         68                -
    Penelec                                        29                -
                                                  ---              ---
        Total                                    $135             $217
                                                  ===              ===

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 1997 and 1996 are $449 million (JCP&L $112 million; Met-Ed $225 million; Penelec $112 million) and $431 million (JCP&L $108 million; Met-Ed $215 million; Penelec $108 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 1997 and 1996 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) for 1997 and $17 million (JCP&L $4 million; Met-Ed $8 million; Penelec $5 million) for 1996, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

      Offsetting the $449 million liability at December 31, 1997 is $261 million (JCP&L $34 million; Met-Ed $145 million; Penelec $82 million), which management believes is probable of recovery from customers and included in Three Mile Island Unit 2 deferred costs on the Consolidated Balance Sheets, and $220 million (JCP&L $87 million; Met-Ed $96 million; Penelec $37 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 deferred costs. TMI-2 decommissioning costs charged to depreciation expense in 1997 amounted to $14 million (JCP&L $3 million; Met-Ed $10 million; Penelec $1 million).

      The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs.

The Final Settlement approved by the NJBPU in March 1997 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

      At December 31, 1997, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $71 million (JCP&L $18 million; Met-Ed $35 million; Penelec $18 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1997 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $71 million accident-related portion referred to above.

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

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU

Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $44 million (JCP&L $27 million; Met-Ed $11 million; Penelec $6 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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


                      NONUTILITY AND OTHER POWER PURCHASES

      Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. The following table shows actual payments from 1995 through 1997, and estimated payments from 1998 through 2002.

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in millions)

                                      Total  JCP&L   Met-Ed   Penelec
                                      -----  -----   ------   -------

   *  1995                             $670  $381      $131      $158
   *  1996                              730   370       168       192
   *  1997                              759   384       172       203
      1998                              728   359       165       204
      1999                              746   365       165       216
      2000                              811   370       203       238
      2001                              836   378       231       227
      2002                              857   390       240       227
*     Actual.

      As of December 31, 1997, facilities covered by agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

      The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments and reliance on spot market purchases. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements for facilities currently in operation are substantially in excess of current and projected prices from alternative sources.

      The GPU Energy companies are seeking to reduce the above-market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements;
(3) offering contract buyouts (see Managing Nonutility Generation section of The GPU Energy Companies' Supply Plan, Management's Discussion and Analysis); and
(4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can be no assurance as to the extent to which these efforts will be successful in whole or in part.

      In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, subject to PaPUC approval, Met-Ed and Penelec entered into definitive buyout agreements with two bidders.

      JCP&L has contracts through 2002 to purchase between 5,200 GWH and 5,550 GWH of electric generation per year at prices which are estimated to escalate approximately 0.5% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 5,100 GWH and 5,400 GWH of electric generation per year at an average annual cost of $388 million. The prices during this period are estimated to escalate approximately 1.7% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 1,180 GWH in 2014. The contract unit cost is estimated to escalate approximately 5.3% annually from 2009 through 2014, with a total average annual cost of $209 million during this period. All of JCP&L's contracts will have expired by the end of 2020. During this entire period, the NUG fuel mix is estimated to average approximately 94% natural gas.

       Met-Ed has contracts through 1999 to purchase between 2,300 GWH and 2,350 GWH of electric generation per year at prices which are estimated to decrease approximately 1.5% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 3,100 GWH and 4,600 GWH of electric generation per year at an average annual cost of $242 million. The prices during this period are estimated to escalate approximately 2.1% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,700 GWH and 2,100 GWH of electric generation per year at an average annual cost of $165 million. During this period, the prices are estimated to decrease approximately 0.8% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2016; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix is estimated to average approximately 50% to 75% coal/waste coal.

       Penelec has contracts through 2000 to purchase between 3,100 GWH and 3,500 GWH of electric generation per year at prices which are estimated to escalate approximately 2.5% annually on a unit cost basis during this period. From 2001 through 2010, Penelec has contracts to purchase between 3,100 GWH and 3,800 GWH of electric generation per year at an average annual cost of $237 million. The prices during this period are estimated to escalate approximately 2.3% annually on a unit cost basis. From 2011 through 2018, purchases decline from approximately 2,500 GWH to approximately 1,200 GWH in 2018. The contract unit cost is estimated to decrease approximately 0.1% annually from 2011 through 2018, with a total average annual cost of $143 million during this period. After 2018, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix is estimated to average approximately 89% coal/waste coal.

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

      This discussion of "Nonutility and Other Power Purchases" contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

      The GPU Energy companies are recovering certain of their NUG costs (including certain buyout costs) from customers. Although the recently enacted legislation in Pennsylvania and the New Jersey Energy Master Plan both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Competitive Environment section, Management's Discussion and Analysis for additional discussion.)

       JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 614 MW in 1998, declining to 529 MW in 1999 and 345 MW in 2000, through the expiration of the final agreement in 2004. Payments pursuant to these agreements are estimated to be $129 million in 1998, $111 million in 1999, $83 million in 2000, $92 million in 2001, and $101 million in 2002.

                                RATE PROCEEDINGS

Pennsylvania

      In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, two-thirds permitted to choose by January 1, 2000 and all retail consumers to do so by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see the Competition and the Changing Regulatory Environment section of Note 13 of the Notes to Consolidated Financial Statements.

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

      Effective January 1, 1997, transmission and distribution rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Transmission and distribution of electricity will continue as a regulated monopoly. An ISO will be responsible for coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

      As part of this restructuring, Met-Ed and Penelec filed, in December 1996, tariff supplements requesting to, among other things, include their currently effective energy cost rates (ECRs) and State Tax Adjustment Surcharges (STAS) in base rates, effective for all bills rendered after January 1, 1997. Since rates that can be charged to customers for generation are capped for up to nine years, to the extent Met-Ed and Penelec remain in the generation business, their future earnings are subject to market volatility. Increases or decreases in fuel costs are no longer subject to deferred accounting and are reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks.

      In  1997,   Met-Ed  and  Penelec  filed  with  the  PaPUC  their  proposed
restructuring   plans  to  implement   competition   and   customer   choice  in
Pennsylvania. For highlights of these plans see "Recent Developments" section.

New Jersey

      In April 1997, the NJBPU issued final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey and submitted the plan to the Governor and the Legislature for their consideration. The NJBPU has recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. The NJBPU also recommended a near-term electric rate reduction of 5% to 10% with the phase-in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

      The NJBPU has proposed that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated would be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guaranty for full recovery of these costs. A separate MTC would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5% to 10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

      In addition, the NJBPU is proposing that beginning October 1998, utilities unbundle their rates and allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, which would be responsible for maintaining the reliability of the regional power grid and would be regulated by the FERC.

      In July 1997, New Jersey enacted energy tax legislation which eliminates the 13% gross receipts and franchise tax on utility bills. Utilities will collect from customers a 6% sales tax and pay a corporate business tax which amounts to 1-2% of revenues. Utilities will also pay a transitional energy facilities assessment which will phase out over five years and result in a 5-6% rate reduction to customers.

      In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost, unbundled rate and restructuring filings. In December 1997, JCP&L submitted supplemental information with the NJBPU and parties to the restructuring proceeding regarding the proposed sale of its fossil fuel and hydroelectric generating facilities. For highlights of the plan see "Recent Developments" section.

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


                                CAPITAL PROGRAMS

GPU Energy Companies

      During 1997, the GPU Energy companies' capital spending was $356 million (JCP&L $172 million; Met-Ed $88 million; Penelec $99 million), and was used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. In 1997, expenditures for maturing obligations were $176 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million). Expenditures for maturing obligations are expected to total $43 million (JCP&L $13 million; Penelec $30 million) in 1998. In 1998, capital expenditures are estimated to be $441 million, and will be used primarily for ongoing system development and to implement an integrated information system. Management estimates that a substantial portion of the GPU Energy companies' 1998 capital outlays will be satisfied through internally generated funds. The GPU Energy companies' principal categories of estimated capital expenditures for 1998 are as follows:

                                                     (in millions)

                                        Total   JCP&L    Met-Ed   Penelec  Other

Generation - Nuclear                    $ 29     $ 21     $  5     $  3     $--
             Non-nuclear                  36        7        9       20      --
                                        ----     ----     ----     ----     ----
      Total Generation                    65       28       14       23      --
Transmission & Distribution              302      153       66       83      --
Other                                     74       23       12       15       24
                                        ----     ----     ----     ----     ----
      Total                             $441     $204     $ 92     $121     $ 24
                                        ====     ====     ====     ====     ====

      Capital expenditures for the GPU Energy companies are estimated to be $411 million in 1999 (JCP&L $184 million; Met-Ed $97 million; Penelec $106 million; Other $24 million). Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. GPU Energy companies estimate that a substantial portion of their anticipated total capital needs in 1999 will be satisfied through internally generated funds.

      The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the companies may issue (see Limitations on Issuing Additional Securities section).

      The GPU Energy companies' 1997 capital expenditures exclude nuclear fuel additions provided under capital leases that amounted to $40 million (JCP&L $11 million; Met-Ed $19 million; Penelec $10 million). When consumed, the presently leased material, which amounted to $136 million (JCP&L $79 million; Met-Ed $38 million; Penelec $19 million) at December 31, 1997, is expected to be replaced by additional leased material at an average annual rate (which is based on two full operating cycles, or four years) of between $40 million and $55 million (JCP&L $25 million - $30 million; Met-Ed $10 million - $15 million; Penelec $5 million - $10 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

      Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected sales growth in a utility's franchise service territory. In light of retail access legislation enacted in Pennsylvania and proposed in New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain. As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who continue to receive energy supplied by the GPU Energy companies and whom the GPU Energy companies continue to have an obligation to serve. With the proposed sale of the fossil fuel and hydroelectric generation facilities and the evolving competitive climate in which the GPU Energy companies' existing customers will be able to choose their electric generation supplier, the GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments and reliance on spot market purchases. The GPU Energy companies' present strategy includes minimizing the financial exposure associated with new long-term purchase commitments.

GPUI Group

      The GPUI Group's capital spending was $1.9 billion in 1997, which was principally attributable to the acquisition of PowerNet (see Note 5 of the Notes to Consolidated Financial Statements). In 1998, the GPUI Group's capital spending, primarily for ongoing system development, is estimated to be $141 million. Management estimates that a substantial portion of the GPUI Group's 1998 capital outlays will be satisfied through external financings. In 1997, the GPUI Group's expenditures for maturing obligations were $3 million. Expenditures for maturing obligations (principally related to the Midlands and PowerNet acquisition debt) are expected to total $589 million in 1998, and $152 million in 1999. Approximately $241 million of the 1998 maturing obligations have already been satisfied with the proceeds from GPU's common stock sale (discussed below) and the Solaris sale.

      In addition, during 1998 and 1999, GPU, Inc. may make additional capital contributions and provide credit support (in amounts which may be substantial) to the GPUI Group as investment opportunities arise.


                             FINANCING ARRANGEMENTS

GPU, Inc.

      In February 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million will be used to reduce $229 million of indebtedness associated with the PowerNet and Midlands acquisitions, and the balance will be applied for other corporate purposes. In 1996, GPU, Inc. received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy Companies

      As a result of Pennsylvania legislation, Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other special purpose entity, and would use the proceeds to reduce stranded costs resulting from customer choice, including NUG contract buyout costs, and to reduce capitalization. The timing and amount of any sale will depend upon PaPUC approval of restructuring plans, resolution of legal challenges, and receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions. It is expected that similar legislation will be introduced in New Jersey to permit the sale of securitized transition bonds.

      JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      In 1997, the GPU Energy companies issued an aggregate of $63.7 million (Met-Ed $13.7 million; Penelec $50 million) principal amount of FMBs. The proceeds from these issuances were used to replace short-term financing related to a solid waste disposal facility at the jointly owned Conemaugh station, repay short-term debt and for other corporate purposes. The GPU Energy companies redeemed $166.1 million (JCP&L $100.1 million; Met-Ed $40 million; Penelec $26 million) principal amount of FMBs, of which $24.2 million were redeemed by JCP&L prior to maturity. Also in 1997, JCP&L redeemed $20 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. In February 1998, Penelec redeemed at maturity $30 million principal amount of FMBs.

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

      The GPU Energy companies' cost of capital and ability to obtain external financing are affected by their security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "BBB+" or higher by the major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities have been assigned an equivalent of "BBB" or higher. In addition, the GPU Energy companies' commercial paper is rated as having very good credit quality.

      Current plans call for the GPU Energy companies to issue senior securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities if economic, and finance construction activities.

GPUI Group

      In 1997, GPU Electric acquired the business of PowerNet from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). To fund the acquisition, subsidiaries of GPU Electric entered into a senior debt credit facility with a syndicate of banks for A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc. and a five-year U.S. $450 million bank credit agreement which is guaranteed by GPU, Inc. Borrowings under the bank credit agreement are to be amortized ratably over the five-year period.

      In January and February 1998, GPU reduced the borrowings outstanding under the bank credit agreement by an aggregate of approximately $90 million, with a portion of the proceeds from the sale of its Solaris interest and the sale of additional common stock. Subject to obtaining favorable credit agency ratings and market conditions, the GPUI Group intends to refinance a portion of the PowerNet acquisition debt during 1998 through the issuance of commercial paper and long-term debt securities.

      In 1996, GPU and Cinergy Corp. formed a 50/50 joint venture to acquire Midlands. To fund its investment in Midlands, a subsidiary of GPU Electric entered into a GPU, Inc. guaranteed five-year (pound)350 million term loan agreement with a syndicate of banks. As of December 31, 1997, the aggregate borrowings outstanding under the term loan were (pound)340 million (approximately U.S. $561 million). Borrowings under the bank agreement are to be reduced to a maximum of (pound)280 million in May 1998 and by an additional (pound)35 million per year until maturity on May 2001.

      At February 28, 1998, the GPUI Group had outstanding obligations (including guarantees) of $2.2 billion of which approximately $920 million was guaranteed by GPU, Inc. The guaranteed amount primarily includes: $360 million under a five-year U.S. bank credit agreement used to partially fund GPU Electric, Inc.'s acquisition of PowerNet (see Note 5); (pound)225 million (approximately U.S. $370 million) under a bank term loan facility used to fund GPU Electric's investment in Midlands; and approximately $123 million related to construction of GPU Power, Inc.'s Termobarranquilla S. A. project.

      GPU has $527 million of credit facilities, which includes various lines of credit totaling $247 million, and two Revolving Credit Agreements, as discussed below:

      Under the Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks, total borrowings are limited to $250 million outstanding at any time and are subject to various covenants. The agreement expires May 6, 2001. In addition, the credit facility limits GPU, Inc.'s outstanding indebtedness (including guarantees) to $1.4 billion. At February 28, 1998, GPU, Inc. had approximately $1.0 billion of such indebtedness outstanding. A facility fee on the unborrowed amount of .15 of 1% is payable annually. Borrowing rates and a facility fee are based on the long-term debt ratings of the GPU Energy companies.

     GPU International, Inc. has a separate Credit Agreement providing for borrowings (guaranteed by GPU, Inc.) through June 1998 of up to $30 million outstanding at any time, which decreases for two years thereafter. Up to

$15 million may be utilized to provide letters of credit. An annual facility fee of 3/8 of 1% on the total amount of the Credit Agreement and a letter of credit fee of 1/2 of 1% on the outstanding letters of credit are payable by GPU International, Inc. The GPUI Group is discussing with the banks an extension and increase of borrowing availability under this facility.


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

      At December 31, 1997, the net earnings requirement under the GPU Energy companies' FMB indentures, as described above, would have permitted JCP&L, Met-Ed and Penelec to issue $1.7 billion, $845 million and $871 million, respectively, principal amount of additional FMBs at an assumed 8% interest rate. However, the GPU Energy companies had bondable value of property additions sufficient to permit JCP&L, Met-Ed and Penelec to issue only approximately $368 million, $351 million and $215 million, respectively, principal amount of additional FMBs. In addition, the GPU Energy companies' FMB indentures would have permitted JCP&L, Met-Ed and Penelec to issue approximately $361 million, $100 million and $168 million, respectively, of FMBs against retired FMBs.

      In general, the FMB indentures permit the GPU Energy companies to direct the trustee to utilize cash on deposit to purchase callable or maturing bonds and to purchase bonds in the market at not more than 105% of their principal amount, plus accrued interest. Penelec's FMB indenture, however, authorizes Penelec to direct the trustee to redeem bonds (on a pro-rata basis for all bonds outstanding) at par.

      Among other restrictions, the GPU Energy companies' charters provide that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of (a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 1997, these provisions would have permitted JCP&L, Met-Ed and Penelec to issue $1.3 billion, $604 million and $595 million, respectively, stated value of cumulative preferred stock at an assumed 7.5% dividend rate.

      The GPU Energy companies' charters also provide that, without the consent of the holders of a majority of the total voting power of the GPU Energy companies' outstanding preferred stock, the GPU Energy companies may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by the GPU Energy companies or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years (or within three years of maturity for all unsecured indebtedness having original maturities in excess of ten years) would exceed 10% of the aggregate of (a) the total principal amount of all outstanding secured indebtedness issued or assumed by the GPU Energy companies and (b) the capital and surplus of the GPU Energy companies. At December 31, 1997, these restrictions would have permitted JCP&L, Met-Ed and Penelec to have approximately $285 million, $130 million and $151 million, respectively, of unsecured indebtedness outstanding.

      The GPU Energy companies have obtained authorization from the SEC to incur
short-term  debt  (including   indebtedness   under  the  Credit  Agreement  and
commercial paper) up to the GPU Energy companies' charter limitations.


                                   REGULATION

      As a registered holding company, GPU, Inc. is subject to regulation by the SEC under the 1935 Act. GPU is also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the GPU Energy companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which GPU may engage in nonutility businesses (see Other Developments section). Each of the GPU Energy companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates in New Jersey by the NJBPU and in Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. Although Penelec does not render electric service in Maryland, the Public Service Commission of Maryland has jurisdiction over the portion of Penelec's property located in that state. Moreover, with respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the GPU Energy companies are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the construction, ownership and operation of nuclear generating stations and other related matters. JCP&L is also subject, in certain respects, to regulation by the PaPUC in connection with its participation in the ownership and operation of certain facilities located in

Pennsylvania. See Electric Generation and the Environment - Environmental Matters section, for additional information.

      Midlands, the GPUI Group's electric distribution affiliate in England, is subject to regulation by the Office of Electricity Regulation. Midlands' network charges are subject to regulatory review every five years, with the results of the next review scheduled for release on April 1, 2000. The supply business franchise license currently relates only to customers having an annual maximum demand of less than 100 KW. Customers with a higher maximum demand are able to buy their electricity from any electricity supplier. This option will be extended to cover all customers effective September 1, 1998.

      GPU PowerNet, the GPUI Group's electric transmission company in Australia, is subject to regulation by the Office of the Regulator General. GPU PowerNet's network and connection charges are subject to regulatory review every five or more years, with the next review scheduled in 2002 for application in 2003.

      Empresa Guaracachi S.A., the GPUI Group's electric generation company in Bolivia, is subject to regulation under the Electricity Law of 1994. Twice each year, the Superintendency of Electricity recalculates the prices that Empresa Guaracachi S.A. and other electric generators may charge for capacity based upon an estimated cost of constructing a new generating unit. In addition, energy prices are recalculated semi-annually based upon a projected cost of generation, including fuel and nonfuel variable operation and maintenance costs.


                     ELECTRIC GENERATION AND THE ENVIRONMENT
Fuel

      The GPU Energy companies utilized fuels in the generation of electric energy during 1997 in approximately the following percentages:

                                               1997 Actuals
                                               ------------

                                  Total        JCP&L        Met-Ed       Penelec
                                  -----        -----        ------       -------

      Coal                         62%          24%           62%          89%
      Nuclear                      35%          70%           36%          11%
      Gas                           2%           4%            1%           -
      Oil                           1%           3%            -            -
      Other*                        -           (1)%           1%           -

  *   Represents hydro and pumped storage (which is a net user of electricity).

      Approximately 39% (JCP&L 55%; Met-Ed 37%; Penelec 29%) of the GPU Energy companies' total energy requirements in 1997 was supplied by utility and NUG purchases and interchange from other utilities. For 1998, the GPU Energy companies estimate that their use of fuels in the generation of electric energy will be in the following percentages:

                                               1998 Estimates
                                               --------------

                                  Total        JCP&L        Met-Ed       Penelec
                                  -----        -----        ------       -------

      Coal                         61%          24%           58%          87%
      Nuclear                      37%          71%           39%          13%
      Gas                           2%           7%            1%           -
      Oil                           -            -             -            -
      Other*                        -           (2)%           2%           -

*     Represents hydro and pumped storage.

      Approximately 38% (JCP&L 58%; Met-Ed 31%; Penelec 28%) of the GPU Energy companies' 1998 energy requirements are expected to be supplied by utility and NUG purchases and interchange from other utilities.

      Fossil: The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; Met-Ed - 16.45% ownership interest in Conemaugh; and Penelec - 50% ownership interest in Homer City). The contracts, which expire at various dates between 1998 and 2007, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $171 million (JCP&L $26 million; Met-Ed $55 million; Penelec $90 million) for 1998.

      The GPU Energy companies' coal-fired generating stations now in service are estimated to require an aggregate of 154 million tons (JCP&L 15 million tons; Met-Ed 41 million tons; Penelec 98 million tons) of coal over the next twenty years. Of this total requirement, approximately 6 million tons (JCP&L 2 million tons; Penelec 4 million tons) are expected to be supplied by nonaffiliated mine-mouth coal companies with the balance supplied through short- and long-term contracts and spot market purchases.

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

       In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In May 1997, a joint petition was filed requesting that the Court of Appeals compel the DOE to begin disposing of spent nuclear fuel beginning not later than January 31, 1998. On November 14, 1997, the Court declined to compel the DOE to begin disposing of spent fuel by the statutory deadline or to authorize the utilities to cease payments into the Nuclear Waste Fund. The DOE's inability to accept spent nuclear fuel by 1998 could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

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

      GPU records liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1997, the GPU Energy companies have liabilities recorded on their balance sheets for environmental matters totaling $81 million, as follows:

Company           Site Description                 Amount (in millions)
-------           ----------------                 --------------------
JCP&L             MGP sites                               $46
Penelec           Seward station                           12
All               Ash disposal and other sites             23*
                                                           ---
                    Total                                 $81

*     (JCP&L $6; Met-Ed $5; Penelec $12)

For further discussion of the liabilities recorded for JCP&L's manufactured gas plant (MGP) sites, Penelec's Seward station property and the GPU Energy companies' ash disposal and other sites, see the Water, Residual Waste and Hazardous/Toxic Wastes sections, respectively.

      In 1997, the GPU Energy companies made capital expenditures of approximately $5 million (JCP&L $1 million; Met-Ed $1 million; Penelec $3 million) in response to environmental considerations and have budgeted approximately $11 million (JCP&L $1 million; Met-Ed $2 million; Penelec $8 million) for this purpose in 1998. The incremental annual operating and maintenance costs for such equipment is not expected to be material.

      Water: The federal Water Pollution Control Act (Clean Water Act) generally requires, with respect to existing steam electric power plants, the application of the best conventional or practicable pollutant control technology available and compliance with state-established water quality standards. Additionally, water quality-based effluent limits (more stringent than "technology" limits) may be applied to utility wastewater discharges based on receiving stream quality. With respect to future plants, the Clean Water Act requires the application of the "best available demonstrated control technology, processes, operating methods or other alternatives."

      The U.S. Environmental Protection Agency (EPA) has adopted regulations that establish thermal and other limitations for effluents discharged from both existing and new steam electric generating stations. Standards of performance are developed, and enforcement of effluent limitations is accomplished, through the issuance of discharge permits by the EPA, or states authorized by the EPA, which specify limitations to be applied. Discharge permits are required for all of the GPU Energy companies' steam generating stations and other stations that discharge wastewater to surface water bodies. JCP&L has received a discharge permit for its Yards Creek pumped storage facility from the New Jersey Department of Environmental Protection (NJDEP). In addition, the discharge permits for JCP&L's Sayreville station and Met-Ed's Portland station have expired, but the terms of both have been administratively extended pending action by the NJDEP and Pennsylvania Department of Environmental Protection (PaDEP), respectively. The GPU Energy companies have obtained all other required permits for their generating facilities under the Clean Water Act.

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

      The discharge permit for the Oyster Creek station may, among other things, require the installation of a closed-cycle cooling system, such as a cooling tower, to meet New Jersey state water quality-based thermal effluent limitations. Although construction of such a system is not required in order to meet the EPA's regulations setting effluent limitations for the Oyster Creek station (such regulations would accept the use of the once-through cooling system now in operation at this station), a closed-cycle cooling system may be required in order to comply with the water quality standards imposed by the NJDEP for water quality certification and incorporated in the station's discharge permit. If a cooling tower is required, the capital costs could exceed $150 million. In October 1994, following six years of studies, the NJDEP issued a new Discharge to Surface Water Permit for the Oyster Creek station. The new permit grants JCP&L a variance from the New Jersey Surface Water Quality Standards. The variance allows the continued operation of the existing once-through cooling system without modifications such as cooling towers. The variance is effective through October 1999. If this variance is not extended, GPUN would retire the plant rather than construct a cooling tower. The NJDEP could revoke the variance at any time upon failure to comply with the permit conditions.

      Pursuant to federal environmental monitoring requirements, Penelec has reported to the PaDEP that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at December 31, 1997. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec has requested, and expects to receive, recovery of these remediation costs in its restructuring plan filed with the PaPUC (see Competitive Environment section, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1997.

      In 1993, York Haven Power Company, a wholly-owned subsidiary of Met-Ed, entered into an agreement with various agencies to construct a fish passage facility at the York Haven hydroelectric project by April 2000. This agreement is part of the FERC license. The present estimated installed cost of the facility is $8.4 million. Construction is expected to begin in 1998.

      The GPU Energy companies are also subject to environmental and water diversion requirements adopted by the Delaware River Basin Commission and the Susquehanna River Basin Commission, as administered by those commissions or the PaDEP and the NJDEP.

     Nuclear:   Reference  is  made  to  the  Nuclear   Facilities  section  for
information regarding the TMI-2 accident, its aftermath and the GPU Energy companies' other nuclear facilities.

      New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through December 31, 1997,

$6 million has been paid. As a result, at December 31, 1997, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is reviewing its legal and financial obligations, subject to review from the Governor. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

      Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact to construct a facility for the disposal of low-level radwaste in those states, including low-level radwaste from TMI-1. To date, pre-construction costs of $33 million, out of an estimated $88 million, have been paid. Eleven nuclear plants have so far shared equally in the pre-construction costs; GPUN has contributed $3 million on behalf of TMI-1. All contributors, including nonutility radwaste producers within the compact that make voluntary contributions, will receive certain credits against surcharges to be paid by all depositors of waste over a ten-year period. The methodology for the allocation of these credits has yet to be determined. In addition, $50 million of estimated construction costs will be funded by an independent contractor and recovered by the contractor through waste disposal fees collected during the first five years of the facility's operation. However, delays in the facility's construction could result in additional funding requirements.

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

      The GPU Energy companies have provided for future contributions to the Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government. GPU's total liability at December 31, 1997 amounted to $31 million (JCP&L $20 million; Met-Ed $7 million; Penelec $4 million). The remaining amount recoverable from ratepayers at December 31, 1997 is $33 million (JCP&L $21 million; Met-Ed $8 million; Penelec $4 million).

      Air: With respect to air quality, the GPU-owned or operated generating stations are subject to certain state environmental regulations of the NJDEP and the PaDEP. The stations are also subject to certain federal environmental regulations of the EPA. One of the major sets of regulations that governs air quality is the Federal Clean Air Act of 1970 (CAA):

      CAA Title I sets National Ambient Air Quality Standards (NAAQS) for certain criteria pollutants. The criteria pollutants are ozone, sulfur dioxide
(SO2), nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, this Title has established the Northeast Ozone Transport Region
(OTR), which includes 12 northeast states and the District of Columbia, to address the transport of those pollutants leading to non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxide (NOx) and volatile organic compounds (VOCs). Fossil fuel-fired electric generating stations are major sources of NOx emissions. Pennsylvania and New Jersey are part of the OTR, and will be required to control NOx emissions to a level that will provide for the attainment of the ozone standard in the Northeast. As an initial step, major stationary sources of NOx were required to implement Reasonably Available Control Technology (RACT) by May 31, 1995. The PaDEP proposed that RACT be determined on a case-by-case basis and thus could be different for each unit or facility. RACT proposals were prepared and submitted to the PaDEP in 1994. GPU has opted for the installation of low NOx burners or other control technology, and in some cases, limitations on annual operations, in order to achieve the reductions required by the PaDEP RACT regulations. The NJDEP's RACT regulations establish maximum allowable emission rates for utility boilers based on fuel used and boiler type, and on combustion turbines based on the type of fuel used. Existing units are eligible for emissions averaging upon approval of an averaging plan by the NJDEP. JCP&L is in compliance with NJDEP RACT regulations.

      A Memorandum of Understanding (MOU) has been signed by the members of the Ozone Transport Commission (OTC). The MOU calls for inner and outer zones, with seasonal NOx emission reductions from 1990 emission levels of 65% and 55%, respectively, by May 1, 1999. JCP&L, Met-Ed and Penelec will spend an estimated $0.2 million, $2.8 million and $3.0 million, respectively, to meet the 1999 reductions set by the OTC. The MOU also calls for a 75% reduction from 1990 emission levels by May 2003. The 2003 limits will not be imposed if a scientific demonstration to be provided by the North American Research Strategy for Tropospheric Ozone (NARSTO) finds that less restrictive limits would be necessary to obtain compliance with the ozone NAAQS. However, there is also the potential that the NARSTO effort may actually recommend more severe reductions than outlined in the MOU. A market-based NOx trading system is proposed to allow for the transfer of excess reductions encouraging alternate compliance strategies.

      Under mandatory, routine review of the ozone NAAQS, the EPA issued new standards in July 1997 that will significantly increase the areas in the country which are not in attainment of the NAAQS. A timeline for implementation of the new standards calls for attainment designations by 2000; state implementation plans (SIP) by 2001 and 2003 for attainment and non-attainment areas, respectively; and attainment, with possible extensions, by 2011.

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

      Under a court ordered review of the NAAQS for particulate matter, the EPA released new standards in July 1997, which could significantly increase the areas in the country that are not in attainment of the standard. The particulate matter NAAQS primarily impact NOx and SO2 emission sources. It is possible that once attainment status is defined by the EPA and the reductions required under other provisions of the CAA are realized, compliance with the particulate matter NAAQS could require further reductions in NOx and/or SO2 emissions.

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

      Title III of the CAA deals with  emissions  of  hazardous  air  pollutants
(HAPs). As part of Title III, the EPA is charged with conducting a study to determine if fossil fuel-fired electric steam generating units pose a serious threat to public health due to emissions of HAPs. The study will seek to determine whether regulation of utility sources is appropriate and necessary. If the study results prove, through risk analysis, that regulation is required, a Maximum Achievable Control Technology standard will be developed for utility sources. An interim study report was published in October 1996. In general, the study did not find unacceptable health risks from utility sources, but recommended further analysis of long-range transport of HAPs and the impact of mercury emissions. The interim report does not include the EPA's official recommendation as to the necessity of HAP regulation for utilities.

      Title IV of the CAA requires substantial reductions to meet a national cap in SO2 emissions beginning in the years 1995 and 2000 (Phases I and II, respectively). As a result, it will be necessary for the GPU Energy companies to install and operate emission control equipment, switch to slightly lower sulfur coal at some of their coal-fired plants, or purchase emission allowances in order to achieve compliance. Title IV also imposes requirements for the installation of NOx controls. To comply with Titles I and IV of the CAA, the GPU Energy companies expect to spend up to $248 million (JCP&L $44 million; Met-Ed $98 million; Penelec $106 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has been spent as of December 31, 1997 (these amounts include costs to meet the 1999 reductions set by the OTC, as discussed on page 37). The capital costs of equipment are for the installation of flue gas desulfurization systems (scrubbers), low NOx burner technology, selective noncatalytic reduction and particulate removal upgrades.

      Conemaugh, Portland and Shawville stations are Phase I affected units. The second of two scrubbers was completed at the Conemaugh station during 1995, as part of GPU's plans to comply with SO2 emission limitations. For the Portland station, Met-Ed plans to meet its Phase I compliance obligation through the use of SO2 emission allowances, including allowances allocated directly to Portland station by the EPA and excess allowances transferred from the Conemaugh station that result from operation of the scrubbers. The Shawville station will require lower sulfur coal and/or the purchase of emission allowances to meet its Phase I requirements. Since these coal fired units are Phase I affected, they are also subject to the Title IV NOx requirements.

      Homer City, Keystone and Titus stations have been declared early election units under federal regulations (40 CFR, Part 76). This limits the Title IV NOx requirement to the Phase I NOx emission rates until 2008. GPU's current strategy for Phase II SO2 compliance is the use of fuel switching and the purchase of allowances at the Keystone and the Homer City Unit 3 stations, with periodic reviews of the cost effectiveness of the installation of scrubbers. Switching to lower sulfur coal and/or the purchasing of allowances is currently planned for the Titus, Seward, Portland, Shawville and Warren stations as well. Homer City units 1 and 2 will use existing coal cleaning technology and the purchase of allowances. Additional control modifications are not expected to be necessary for Phase II compliance at the Conemaugh and Sayreville Stations.

      Title IV of the CAA also requires Phase I and Phase II affected units to install a continuous emission monitoring system (CEMS) and provide quality assurance for the data related to SO2, NOx, opacity and volumetric flow. In addition, Title VIII of the CAA requires all affected sources to monitor carbon dioxide emissions. Monitoring systems have been installed and certified on JCP&L, Met-Ed and Penelec's Phase I and Phase II affected units as required by EPA, NJDEP and PaDEP regulations. Additionally, regulations within Pennsylvania and New Jersey which implement the OTC MOU will require the reporting of NOx emissions from affected sources which are not Title IV affected.

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

      CAA Title V required that comprehensive permit applications be submitted by major stationary sources to the permitting authorities in 1995. Title V may dramatically increase the level of effort required to track compliance and tabulate emissions of the numerous processes regulated by the new permits once issued. The states' Title V program also established new emission fee structures. In 1997, the Pennsylvania stations paid $1.5 million in emissions fees, and the New Jersey fees totaled approximately $50,000. Emission fees are based on the level of actual emissions and are assessed on a per ton basis.

      GPU continues to reassess its options for compliance with the CAA, including those that may result from the continued development of the emission trading allowance market. GPU's compliance strategy, especially with respect to Phase II, could change as a result of further review, discussions with co-owners of jointly owned stations and changes in federal and state regulatory requirements.

      In the fall of 1993, the Clinton Administration announced its Climate Change Action Plan (Plan), intended to reduce greenhouse gas emissions to 1990 levels by the year 2000. The Plan relies heavily on voluntary action by industry. GPU has joined approximately 630 other electric utility companies which have signed accords or are otherwise cooperating with the DOE under the Climate Challenge Program, which is the electric utility's response to the Plan. As a result of this and other programs, the CO2 emissions from GPU-owned generating facilities have been at or below 1990 levels since 1992.

      In 1997, as a result of the United Nations Framework Convention on Climate Change, over 160 countries met in Kyoto, Japan to produce a document which would address the reduction of greenhouse gas emissions after the year 2000. The Kyoto Protocol calls for the U.S. to reduce its CO2 emissions to 7% below 1990 levels by 2008 to 2012. The protocol does not include commitments for reductions from developing nations, a prerequisite for Senate approval. The President has stated that he will not ask the Senate to ratify the agreement until the developing nations have agreed to targets of their own.

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

      Residual Waste: PaDEP regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could require the installation of additional monitoring wells and the evaluation of one year's data. If the assessments show degradation of the groundwater, Penelec and Met-Ed would be required to develop abatement plans, which may include the lining of currently unlined facilities. To date, Penelec has not identified any cases requiring abatement. Although Met-Ed's Titus station ash disposal site was upgraded in 1991 and meets many of the lined facility requirements, degradation has been identified at the site. In 1996, Met-Ed filed an abatement plan with the PaDEP in conjunction with its re-permitting application (see discussion below), which states that the problem will be abated once the station is closed and projected site closure procedures have been performed. The PaDEP has since required a more detailed groundwater assessment to evaluate the groundwater condition at the site. Also, Met-Ed's Portland station ash disposal site requires significant modifications. Various alternatives for upgrading the site are being evaluated, including beneficial uses of coal ash.

      In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $16 million to $29 million and a liability of $16 million (JCP&L $1 million; Met-Ed $4 million; Penelec $11 million) is reflected on the Consolidated Balance Sheets at December 31, 1997. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Penelec and Met-Ed expect recovery through their restructuring plans filed with the PaPUC in June 1997 (see Competitive Environment section, Management's Discussion and Analysis). As a result, a regulatory asset of $16 million (JCP&L $1 million; Met-Ed $4 million; Penelec $11 million) is reflected on the Consolidated Balance Sheets at December 31, 1997.

      Other PaDEP residual waste compliance requirements involve storage impoundments, which also will eventually require groundwater monitoring systems and potential assessments of impact on groundwater. Groundwater abatement may be necessary at locations where pollution problems are identified. The removal of all the residual waste ("clean closure") will be done at some impoundments to eliminate the need for future monitoring and abatement requirements. Storage impoundments must have implemented groundwater monitoring plans by 2002, but the PaDEP can require this at any time prior to this date or, at its discretion, defer full compliance beyond 2002 for some storage impoundments. A January 1997 change in the regulations required submittal of groundwater monitoring plans for residual waste storage impoundments by July 1997. Plans have been submitted for all stations and the PaDEP has begun to implement these plans at the Conemaugh, Homer City and Keystone stations.

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

      Prior to 1953, the GPU Energy companies owned and operated MGP sites in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGP sites is, or may be, present both on-site and off-site. Claims have been asserted against the GPU Energy companies for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1997, JCP&L has spent approximately $27 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Final Settlement (see Rate Matters section, Management's Discussion and Analysis). At December 31, 1997, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $55 million, which included approximately $46 million related to expected future costs and approximately $9 million for past remediation expenditures in excess of collections from customers (including interest).

      JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

      In August 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation. According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake Utilities Corporation has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU has requested that the Court reconsider its decision. There can be no assurance as to the outcome of these proceedings.

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

            JCP&L       MET-ED     PENELEC     GPUN     GPU, INC.   TOTAL

                7          4          2          1          1         12

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

      JCP&L, Met-Ed and GPUN are among the more than 800 PRPs under CERCLA who may be liable to pay for costs associated with the investigation and remediation of the Maxey Flats disposal site, located in Fleming County, Kentucky. A negotiated settlement among all parties has been finalized and cleanup efforts have begun. The interim remediation work is estimated to cost $63 million, for which all responsible parties will be jointly and severally liable. The estimated allocation, which is based upon a percentage of the total volume of waste believed shipped to the site, is JCP&L $1.1 million, Met-Ed $400 thousand and GPUN $150 thousand. A liability is reflected on the Consolidated Balance Sheets accordingly.

      JCP&L has been named as a PRP by the NJDEP for allegedly disposing of hazardous waste at the Global Landfill, a dump site located in New Jersey. JCP&L signed a Consent Decree, along with about 50 other PRPs, to investigate the site and conduct site remediation. The current estimated cost of the remediation is $33 million. A final allocation of JCP&L's share has not yet been made. However, JCP&L's interim estimated allocation is $500,000. The extent of the future liability beyond the $500,000 cannot be estimated at this time. At December 31, 1997, JCP&L has recorded a liability of $500,000.

      Met-Ed received a PRP notice from the PaDEP asserting that it had disposed of hazardous waste at the Industrial Solvents & Chemical Company site, a former solvents recycler. This site is being remediated under the Pennsylvania Hazardous Sites Cleanup Act. Met-Ed has made immaterial payments to the PRP group for the water line installation and the removal of tanks, drums and other materials at the site. Met-Ed cannot reasonably estimate its remaining liability until the PaDEP selects a remedy for ground water contamination.

      Penelec is part of a group of 10 PRPs who have entered into a Consent Decree with Pennsylvania and a settlement with the EPA to pay for costs associated with the remediation of a dump site located in Mill Creek Township near Erie, Pennsylvania. Penelec has paid approximately $114,000 in costs for the settlement with Pennsylvania and $600,000 in costs for the settlement with the EPA. Penelec's share of the remaining costs for the site is estimated to be $500,000 (including costs to cap the site), for which a liability has been recorded at December 31, 1997.

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


                               EMPLOYEE RELATIONS

      At February 28, 1998, GPU, Inc. and consolidated affiliates had 9,387 full-time employees (JCP&L 2,470; Met-Ed 2,945; Penelec 1,667; GPUI Group 478; all other companies 1,827). The nonsupervisory production and maintenance employees of the GPU Energy companies and certain of their nonsupervisory clerical employees are represented for collective bargaining purposes by local unions of the International Brotherhood of Electrical Workers (IBEW) at JCP&L, Met-Ed and Penelec and the Utility Workers Union of America (UWUA) at Penelec.

      Penelec's five-year contract with the UWUA expires on June 30, 1998. Penelec has renegotiated a four-year contract with the IBEW, expiring on May 14, 2002. The IBEW membership has ratified the new contract subject to reaching agreement on employee transition arrangements to be implemented upon GPU's divestiture of its fossil fuel and hydroelectric generating facilities. JCP&L and Met-Ed's three-year contracts with the IBEW expire on October 31, 1999 and April 30, 2000, respectively.

ITEM 2.  PROPERTIES.

GPU Energy Companies' Generating Stations

      At December 31, 1997, the generating stations of the GPU Energy companies had an aggregate effective capability of 6,751,000 net kilowatts (KW), as follows:

   Name of                 GPU Energy        Year of             Net KW
   Station                  Company        Installation         (Summer)
   -------                 ----------      ------------         --------
   COAL-FIRED:
   Homer City(a)           Penelec          1969-1977             942,000
   Shawville               Penelec          1954-1960             597,000
   Portland                Met-Ed           1958-1962             401,000
   Keystone(b)             JCP&L            1967-1968             283,000
   Conemaugh(c)            Met-Ed           1970-1971             280,000
   Titus                   Met-Ed           1951-1953             243,000
   Seward                  Penelec          1950-1957             196,000
   Warren                  Penelec          1948-1949              82,000

   NUCLEAR:
   TMI-1(d)                All                1974                786,000
   Oyster Creek            JCP&L              1969                619,000


   GAS/OIL-FIRED:
   Sayreville              JCP&L            1930-1958             229,000
   Combustion
    Turbines(e)            All              1960-1997           1,444,000
   Other(f)                All              1968-1977             298,000
   Hydroelectric(g)        Met-Ed/Penelec   1905-1969              64,000

   PUMPED STORAGE:(h)
   Yards Creek             JCP&L              1965                200,000
   Seneca                  Penelec            1969                 87,000
                                                                ---------
   TOTAL                                                        6,751,000
                                                                =========


Aggregate Effective Capability of the GPU Energy Companies

                                       Net KW
                               (Summer)              (Winter)
JCP&L                          2,729,000             3,139,000
Met-Ed                         1,738,000             1,861,000
Penelec                        2,284,000             2,365,000
                               ---------             ---------
   TOTAL                       6,751,000             7,365,000
                               =========             =========

(a)     Represents Penelec's undivided 50% interest in the station.

(b)     Represents JCP&L's undivided 16.67% interest in the station.

(c)     Represents Met-Ed's undivided 16.45% interest in the station.

(d) Jointly owned by JCP&L, Met-Ed and Penelec in percentages of 25%, 50% and 25%, respectively.

(e)     JCP&L - 912,000 KW, Met-Ed - 400,000 KW and Penelec 132,000 KW.

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

        The peak loads of the GPU Energy companies were as follows:

                                                                       (In KW)
        Company                                 Date                  Peak Load
        -------                                 ----                  ---------

        GPU Energy companies                July 15, 1997             9,555,000*
        JCP&L                               July 15, 1997             4,817,000
        Met-Ed                              July 15, 1997             2,224,000
        Penelec                             Jan. 19, 1997             2,652,000

*       System peak load.

GPUI Group Generating Facilities

         At December 31, 1997, the GPUI Group had ownership interests in 20 operating natural gas-fired cogeneration and other nonutility power production facilities located both domestically and internationally, with an aggregate capability of 4,676,500 KW as follows:


 Name of                               Year of                    Ownership
Facility             Location       Installation    Total KW    Interest (KW)
--------             --------       ------------    --------    -------------

                                         U.S. Facilities
                                         ---------------

Selkirk                 NY            1992-94       350,000        66,900
Lake*                   FL               1993       110,000       109,900
Pasco*                  FL               1993       109,000        54,400
Onondaga*               NY               1993        80,000        40,000
Syracuse*               NY               1992        80,000         3,500
Marcal*                 NJ               1989        65,000        32,500
Camarillo*              CA               1988        26,500           300
Chino*                  CA               1987        26,000           300
                                                    -------       -------
  Total                                             846,500       307,800
                                                    -------       -------


                                      Foreign Facilities

Teesside**             England           1993     1,875,000       249,400
Redditch**             England           1991        29,000        14,500
Hereford**             England           1980        15,000         7,500
Humber**               England           1997       750,000        70,500
Enersis Group**        Portugal       1987-95        50,000        12,500
Micdos**               Spain          1975-95        33,000         7,100
Crisa**                Spain          1948-58         6,000         2,900
Termobarran-
 quilla*               Colombia       1972-96       832,000       238,000
Guaracachi*            Bolivia        1975-94       161,000        80,500
Aranjuez*              Bolivia        1974-94        40,000        20,000
Karachipampa*          Bolivia           1982        15,000         7,500
Brooklyn               Canada            1996        24,000        18,000
                                                  ---------     ---------
  Total                                           3,830,000       728,400
                                                  ---------     ---------

Total capability                                  4,676,500     1,036,200
                                                  =========     =========

*       The GPUI Group has operating responsibility for these facilities.

** The GPUI Group's ownership interests in these facilities are through its investment in Midlands.

Transmission and Distribution System

        At December 31, 1997, the GPU Energy companies owned the following transmission and distribution facilities:

                                    JCP&L      Met-Ed     Penelec       Total
                                    -----      ------     -------       -----
Transmission and Distribution
  Substations                           303         249         473       1,025
                                 ==========  ==========  ==========  ==========

Aggregate Installed Transformer
  Capacity of Substations
    (in kilovoltamperes - KVA)   21,030,384  11,495,061   15,849,354 48,374,799
                                 ==========  ==========  ==========  ==========

Transmission System:

Lines (In Circuit Miles):

        500 KV                           18         188         235         441
        345 KV                         --          --           149         149
        230 KV                          570         383         650       1,603
        138 KV                         --             3          11          14
        115 KV                          232         381       1,330       1,943
        69 KV, 46 KV and
         34.5 KV                      1,764         469         364       2,597
                                 ----------  ----------  ----------  ----------
             Total                    2,584       1,424       2,739       6,747
                                 ==========  ==========  ==========  ==========

Distribution System:

Line Transformer Capacity (KVA)  10,113,205   6,020,913   6,844,215  22,978,333
                                 ==========  ==========  ==========  ==========

Pole Miles of Overhead Lines         15,954      12,613      22,281      50,848
                                 ==========  ==========  ==========  ==========

Trench Miles of Underground
  Cable                               7,023       1,943       1,918      10,884
                                 ==========  ==========  ==========  ==========

        In addition, GPU PowerNet which serves all of Victoria, Australia covering an area of approximately 87,900 square miles and a population of 4.5 million, owns a total of 4,000 miles of overhead and underground lines. Midlands, which provides service to 2.3 million customers in a 5,135 square mile area in England, owns a total of 37,905 miles of overhead and underground lines.


ITEM 3.  LEGAL PROCEEDINGS.

        Reference is made to Nuclear Facilities - TMI-2, Rate Proceedings, and Electric Generation and the Environment - Environmental Matters under Item 1 and to Commitments and Contingencies, Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 for a description of certain pending legal proceedings involving GPU.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         All of JCP&L, Met-Ed and Penelec's outstanding common stock is owned by GPU, Inc. During 1997, JCP&L, Met-Ed and Penelec paid dividends on their common stock to GPU, Inc. in the following amounts: JCP&L $150 million, Met-Ed $80 million and Penelec $60 million.

         In accordance with JCP&L, Met-Ed and Penelec's FMB indentures, as supplemented, the balances of retained earnings at December 31, 1997 that are restricted as to the payment of dividends on their common stock are as follows:

         JCP&L - $1.7 million   Met-Ed - $3.4 million   Penelec - $10.1 million

Stock Trading

         GPU, Inc. is listed as GPU on the New York Stock Exchange. On February 4, 1998, there were 40,377 registered holders of GPU, Inc. common stock.

Dividends

         GPU, Inc. common stock dividend declaration dates are the first Thursdays of December, April, June, and October. Dividend payment dates fall on the last Wednesdays of February, May, August and November. Dividend declarations and quarterly stock price ranges for 1997 and 1996 are set forth below.

                                  Common Stock

     Dividends Declared                      Price Ranges*
---------------------------   ---------------------------------------------
                                              1997             1996
              1997     1996   Quarter      High/Low           High/Low
              -----    -----  -------  ----------------  ------------------

April      $   .50    $.485   First   $36 1/8   $32      $35 1/8   $31 1/8
June           .50     .485   Second   36 7/16   30 3/4   35 1/4    30 1/8
October        .50     .485   Third    36 9/16   32 3/4   35        30 1/2
December       .50     .485   Fourth   42 3/4    35 3/8   34 3/8    30 3/4

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors

         Information regarding GPU, Inc.'s directors is incorporated by reference to pages 2 through 6 of GPU, Inc.'s Proxy Statement for the 1998 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                            Year First Elected
                                                            ------------------
Name                    Age  Position                     JCP&L  Met-Ed Penelec
----                    ---  --------                     -----  --------------

JCP&L/Met-Ed/Penelec:
---------------------
F. D. Hafer      (a)    57   Chairman of the Board and    1996   1978   1994
                               Chief Executive Officer
D. Baldassari    (b)    48   President                    1982   1996   1996
D. W. Myers      (c)    53   Vice President - Finance     1994   1996   1996
                               and Rates, and
                               Comptroller
C. B. Snyder     (d)    52   Director                     1997   1997   1997

JCP&L only:
-----------
G. E. Persson    (e)    66   Director                     1983
S. C. Van Ness   (f)    64   Director                     1983
S. B. Wiley      (g)    68   Director                     1982

(a) Mr. Hafer is also Chairman, Chief Executive Officer, President and a director of GPUS; Chairman of the Board, Chief Executive Officer and a director of JCP&L, Met-Ed and Penelec; Chairman of the Board and a director of GPUN; Chairman, Chief Executive Officer, and a director of Genco; Chairman and a director of GPU International, Inc. (GPUI), GPU Power, Inc. (GPU Power), GPU Electric, Inc. (GPU Electric), GPU AR, GPU Telcom; and a director of Saxton Nuclear Experimental Corporation, all subsidiaries of GPU, Inc. He is a director of Avon Energy Partners Holdings, Midlands Electricity plc, and GPU PowerNet. Mr. Hafer also served as President of Met-Ed from 1986 to 1996 and as President of Penelec from 1994 to 1996. Mr. Hafer is also a director of Sovereign Bancorp Inc., Sovereign Bank, and Utilities Mutual Insurance Company, and Chairman of the Board of the Pennsylvania Electric Association.

(b) Mr. Baldassari was elected President of JCP&L in 1992, and President of Met-Ed and Penelec in 1996. Prior to that, Mr. Baldassari served as Vice President - Materials & Services of JCP&L since 1990. Mr. Baldassari is also President, Chief Executive Officer and a director of GPU AR and GPU Telcom; and a director of GPUN, Genco and First Morris Bank of Morristown, NJ.

(c) Mr. Myers was elected Vice President - Finance and Rates, and Comptroller of Met-Ed and Penelec in 1996, and has also served as Vice President - Finance and Rates, and Comptroller of JCP&L since 1994. Prior to that, he served as Vice President and Treasurer of GPU, Inc., GPUS, JCP&L, Met-Ed and Penelec since 1993. He served as Vice President and Comptroller of GPUN from 1986 to 1993.

(d) Mrs. Snyder was elected Senior Vice President - Corporate Affairs of GPUS in 1997. She is also a director of GPU PowerNet. Previously, she served as Vice President - Public Affairs of JCP&L since 1996, and Vice President - Public Affairs of Met-Ed and Penelec since 1994. Prior to 1994, she was Regional Director of Met-Ed since 1991.

(e) Mrs. Persson serves as liaison (Special Assistant Director) between the N.J. Division of Consumer Affairs and various State Boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business
     Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

(f) Mr. Van Ness has been affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

(g) Mr. Wiley has been a partner in the law firm of Wiley, Malehorn and Sirota of Morristown, NJ since 1973. He is also Chairman of First Morris Bank of Morristown, NJ.

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

Identification of Executive Officers

      The current executive officers of GPU, Inc., JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                                    Year First
    Name               Age                  Position                 Elected
    ----               ---                  --------               ---------
GPU, Inc.:
---------
F. D. Hafer      (a)   57    Chairman, President and Chief           1996
                              Executive Officer
I. H. Jolles     (b)   59    Senior Vice President and General       1990
                               Counsel
J. G. Graham     (c)   59    Senior Vice President and Chief         1987
                               Financial Officer
F. A. Donofrio   (d)   55    Vice President, Comptroller and         1985
                               Chief Accounting Officer
T. G. Howson     (e)   49    Vice President and Treasurer            1994
M. A. Nalewako   (f)   63    Secretary                               1988
T. G. Broughton  (g)   52    President, GPUN                         1996
R. L. Wise       (h)   54    President, Genco                        1994
D. Baldassari    (i)   48    President, JCP&L, Met-Ed, Penelec       1992
B. L. Levy       (j)   42    President and Chief Executive           1991
                               Officer, GPUI, GPU Power and
                               GPU Electric
C. B. Snyder     (k)   52    Senior Vice President -                 1997
                                Corporate Affairs, GPUS


                                                             Year First Elected
Name                  Age       Position                   JCP&L  Met-Ed Penelec
----                  ---       --------                   -----  ------ -------
JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer     (a)    57       Chairman, and Chief         1996   1978   1994
                                  Executive Officer
D. Baldassari   (i)    48       President and Chief         1992   1996   1996
                                  Operating Officer
I. H. Jolles    (b)    59       Vice President and          1996   1996   1996
                                   General Counsel
J. G. Graham    (c)    59       Vice President and          1987   1987   1987
                                  Chief Financial Officer
T. G. Howson    (e)    49       Vice President              1994   1994   1994
                                  and Treasurer
C. Brooks       (l)    48       Vice President - Public     1997   1997   1997
                                  Affairs
D. J. Howe      (m)    47       Vice President -            1996   1996   1996
                                  Information and Planning
C. A. Mascari   (n)    50       Vice President - Power      1997   1997   1997
                                  Services
D. W. Myers     (o)    53       Vice President -            1994   1996   1996
                                  Finance and Rates
                                  and Comptroller
G. R. Repko     (p)    52       Vice President - Customer   1996   1994   1986
                                  Operations
R. J. Toole     (q)    55       Vice President -            1990   1989   1996
                                  Generation
R. S. Zechman   (r)    54       Vice President -            1996   1990   1994
                                  Corporate Services
S. L. Guibord   (s)    49       Secretary                   1996   1996   1996

(a)    See Note (a) on page 53.

(b) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUS, General Counsel of GPUN and Genco, and a director of GPUI, GPU Power, GPU Electric and GPU PowerNet. He is also a director of Utilities Mutual Insurance Company.

(c) Mr. Graham is also Executive Vice President, Chief Financial Officer and a director of GPUS; Vice President and Chief Financial Officer of GPUN; and a director of GPUI, GPU Power, GPU Electric, GPU AR, GPU Telcom, Avon Energy Partners Holdings, and Midlands Electricity plc. Mr. Graham is also a director of Nuclear Electric Insurance Limited, Nuclear Mutual Limited and Utilities Mutual Insurance Company.

(d)    Mr. Donofrio is also Senior Vice President - Financial Controls of GPUS.

(e) Mr. Howson is also Vice President and Treasurer of GPUN, GPU AR and GPU Telcom. He served as Vice President - Materials, Services and Regulatory Affairs and a director of JCP&L in 1992.

(f) Mrs. Nalewako is also Secretary of GPUS and Genco and Assistant Secretary of GPUN, JCP&L, Met-Ed and Penelec.

(g) Mr. Broughton is also a director of GPUN. He previously served as Executive Vice President of GPUN since 1995. Prior to that, he served as Vice President - TMI of GPUN since 1991.

(h) Mr. Wise is also a director of GPUN, Genco, GPUI, GPU Power and GPU Electric. He previously served as President, Fossil Generation - GPUS since 1994. Prior to that, Mr. Wise served as President and a director of Penelec since 1986. He is also a director of U.S. Bancorp and U.S. National Bank of Johnstown, PA.

(i)    See Note (b) on page 53.

(j) Mr. Levy is also a director of GPUI, GPU Power, GPU Electric, Avon Energy Partners Holdings, Midlands Electricity plc, and GPU PowerNet. He has served as President, Chief Executive Officer and director of GPUI since 1991.

(k)    See Note (d) on page 54.

(l) Mr. Brooks previously served as Vice President - Collect and Disburse Money of Genco since 1996. Prior to that, he was Vice President - Materials and Services of GPUS since 1990.

(m) Mr. Howe previously served as Director of Marketing and Pricing of JCP&L since 1994. Prior to that, he was Director of Competitive Strategies and Initiatives of JCP&L since 1993 and served as Manager - Cogeneration of JCP&L from 1991-1993.

(n) Mr. Mascari previously served as Vice President - System Planning of GPUS since 1994. Prior to that, he was Vice President - Nuclear Assurance of GPUN since 1992.

(o)    See Note (c) on page 53.
                                       56

(p) Mr. Repko has also served as Vice President - Customer Services of Met-Ed and Penelec since 1994. Prior to that, he served as Vice President - Division Operations of Penelec from 1986 to 1993.

(q)    Mr. Toole is also a Vice President and a director of Genco.

(r) Mr. Zechman has also served as Vice President - Administrative Services of Met-Ed since 1992 and as Vice President - Human Resources of Met-Ed from 1990 to 1992.

(s) Mr. Guibord has also served as Corporate Compliance Auditing Director of GPUS since 1994. Prior to that, he was a General Attorney at JCP&L. Mr. Guibord also serves as Secretary of GPUN, GPU AR and GPU Telcom.

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

ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this Item with respect to GPU, Inc. is incorporated by reference to pages 9 through 20 of GPU, Inc.'s Proxy Statement for the 1998 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 1997.

       The managements of JCP&L, Met-Ed and Penelec were combined in a 1996 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by JCP&L, Met-Ed and Penelec during 1996 and 1997.

Remuneration of Executive Officers

                                                  SUMMARY COMPENSATION TABLE

                                                Annual Compensation                Long-Term Compensation
                                         --------------------------------        -------------------------
                                                                   Other
Name and                                                           Annual                        All Other
Principal                                                          Compen-          LTIP         Compen-
Position                     Year        Salary        Bonus       sation(1)      Payouts(2)      sation
--------                     ----        ------        -----       ------         -------        -------

J. R. Leva
   Chairman of the
   Board and Chief
   Executive Officer
  (retired May 1997)           (3)          (3)           (3)          (3)             (3)          (3)

F. D. Hafer
 Chairman of the
   Board and Chief
   Executive Officer
  (effective May 1997)         (4)          (4)           (4)          (4)             (4)          (4)

JCP&L/Met-Ed/Penelec:
D. Baldassari
   President                   (5)          (5)           (5)          (5)             (5)          (5)

G. R. Repko                  1997        162,308       32,000         1,391         21,759        17,365 (6)
   Vice President -          1996        154,625       44,000           615         20,085        12,562
   Customer Services         1995        147,100       48,000           337          9,930        11,491

D. W. Myers                  1997        162,308       32,000         1,471         23,014        15,248 (7)
   Vice President -          1996        153,333       44,000           590         19,265        12,505
   Finance and Rates         1995        144,000       34,000           362         10,665        10,687

D. J. Howe                   1997        162,308       32,000            -             -          12,702 (8)
   Vice President -          1996        134,539       42,240            -             -           6,582
   Information and           1995         92,040       19,400            -             -           4,096
   Planning

 (1) Consists of earnings on "Long-Term Incentive Plan" ("LTIP") compensation paid in the year the award vests.

 (2) Consists of Performance Cash Incentive Awards paid on the 1990, 1991 and 1992 restricted stock awards which have vested under the 1990 Stock Plan. These amounts are designed to compensate recipients of restricted stock/unit awards for the amount of federal and state income taxes that are payable upon vesting of the restricted stock/unit awards. For Mr. Leva, this amount also includes Performance Cash Incentive Awards paid on his 1993 and 1994 restricted stock awards and the payout for restricted units awarded in 1995, which vested upon his retirement.

       The restricted units issued in 1995, 1996 and 1997 under the 1990 Stock Plan are performance based. The 1997 awards are shown in "Long-Term Incentive Plans - Awards in Last Fiscal Year" table (the "LTIP table"). Dividends are paid or accrued on the aggregate restricted stock/units awarded under the 1990 Stock Plan and reinvested.

       The aggregate number and value (based on the stock price per share at December 31, 1997) of unvested stock-equivalent restricted units (including reinvested dividends) includes the amounts shown on the LTIP table, and at the end of 1997 were:

                                Aggregate Units          Aggregate Value
         J. R. Leva                    (3)                      (3)
         F. D. Hafer                   (4)                      (4)
         D. Baldassari                 (5)                      (5)
         G. R. Repko                 4,668                   $196,640
         D. W. Myers                 4,646                    195,712
         D. J. Howe                  2,270                     95,624

 (3) Mr. Leva retired as Chairman and Chief Executive Officer of GPU, Inc. and its Subsidiaries in May 1997. Mr. Leva was compensated by GPUS for his overall service on behalf of GPU and accordingly was not compensated directly by the other subsidiary companies for his services. Information with respect to Mr. Leva's compensation is included on pages 13 through 15 in GPU, Inc.'s 1998 Proxy Statement, which is incorporated herein by reference.

 (4) Mr. Hafer was compensated by GPUS for his overall service on behalf of GPU and accordingly was not compensated directly by the other subsidiary companies for his services. Information with respect to Mr. Hafer's compensation is included on pages 13 through 15 in GPU, Inc.'s 1998 Proxy Statement, which is incorporated herein by reference.

 (5) Information with respect to Mr. Baldassari's compensation is included on pages 13 through 15 in GPU, Inc.'s 1998 Proxy Statement, which is incorporated herein by reference.

 (6) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($1,852), above-market interest accrued on the retirement portion of deferred compensation ($68), and earnings on LTIP compensation not paid in the current year ($9,045).

 (7) Consists of GPU's matching contributions under the Savings Plan ($6,246) and earnings on LTIP compensation not paid in the current year ($9,002).

 (8) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($1,852), above-market interest accrued on the retirement portion of deferred compensation ($35), and earnings on LTIP compensation not paid in the current year ($4,415).



                              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                 Performance                 Estimated future payouts
                           Number of                or other                  under non-stock price-
                             shares,             period until                     based plans(1)
                             units or             maturation          Threshold          Target         Maximum
      Name                other rights            or payout             (#)                (#)            (#)
      ----               -------------          ---------------       ---------          ------         -----
JCP&L/Met-Ed/Penelec:
--------------------
G. R. Repko                  1,180             5 year vesting            590              1,180          2,360
D. W. Myers                  1,180             5 year vesting            590              1,180          2,360
D. J. Howe                   1,180             5 year vesting            590              1,180          2,360


(1) The restricted units awarded in 1997 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient, including the accumulated reinvested dividends, based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the "Target" column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% below the 40th percentile. The minimum payout or "Threshold" begins at the 40th percentile, which results in a payout of 50% of target. A ranking below the 40th percentile would result in no award. Should the TSR percentile ranking exceed the 59th percentile, then the performance adjustment would be increased in steps reaching 200% at the 90th percentile as reflected in the "Maximum" column. Under the 1990 Stock Plan, regular quarterly dividends are reinvested in additional units that are subject to the vesting restrictions of the award. Actual payouts under the Plan would be based on the aggregate number of units awarded and the units accumulated through dividend reinvestment at the time the restrictions lapse. Information with respect to Mr. Hafer's and Mr. Baldassari's long-term incentive plans is included on page 15 in GPU, Inc.'s 1998 Proxy Statement, which is incorporated herein by reference.

Proposed Remuneration of Executive Officers

       None of the named executive officers in the Summary Compensation Table has an employment contract. The compensation of executive officers is determined from time to time by the Personnel & Compensation Committee of the GPU, Inc. Board of Directors.

Retirement Plans

        The GPU pension plans provide for pension benefits, payable for life after retirement, based upon years of creditable service with GPU and the employee's career average compensation as defined below. Federal law limits the amount of an employee's pension benefits that may be paid from a qualified trust established pursuant to a qualified pension plan (such as the GPU plans). The GPU companies also have adopted non-qualified plans providing that the portion of a participant's pension benefits which, by reason of such limitations, cannot be paid from such a qualified trust shall be paid directly on an unfunded basis by the participant's employer.

        The following table illustrates the amount of aggregate annual pension benefits from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 1998 (computed on a single life annuity basis) to persons in specified compensation and years of service classifications:


              ESTIMATED ANNUAL RETIREMENT BENEFITS (2) (3) (4) (5)
                     BASED UPON CAREER AVERAGE COMPENSATION

                               (1998 Retirement)

 Career
 Average
 Compen-      10 Years      15 Years      20 Years     25 Years      30 Years      35 Years      40 Years      45 Years
sation(1)    of Service    of Service    of Service   of Service    of Service    of Service    of Service    of Service

$  50,000     $   9,297    $  13,945     $  18,593     $  23,242    $  27,890     $  32,539      $  36,928     $  40,928
  100,000        19,297       28,945        38,593        48,242       57,890        67,539         76,528        84,528
  150,000        29,297       43,945        58,593        73,242       87,890       102,539        116,128       128,128
  200,000        39,297       58,945        78,593        98,242      117,890       137,539        155,728       171,728

  250,000        49,297       73,945        98,593       123,242      147,890       172,539        195,328       215,328
  300,000        59,297       88,945       118,593       148,242      177,890       207,539        234,928       258,928
  350,000        69,297      103,945       138,593       173,242      207,890       242,539        274,528       302,528
  400,000        79,297      118,945       158,593       198,242      237,890       277,539        314,128       346,128

  450,000        89,297      133,945       178,593       223,242      267,890       312,539        353,728       389,728
  500,000        99,297      148,945       198,593       248,242      297,890       347,539        393,328       433,328
  550,000       109,297      163,945       218,593       273,242      327,890       382,539        432,928       476,928
  600,000       119,297      178,945       238,593       298,242      357,890       417,539        472,528       520,528

  650,000       129,297      193,945       258,593       323,242      387,890       452,539        512,128       564,128
  700,000       139,297      208,945       278,593       348,242      417,890       487,539        551,728       607,728
  750,000       149,297      223,945       298,593       373,242      447,890       522,539        591,328       651,328
  800,000       159,297      238,945       318,593       398,242      477,890       557,539        630,928       694,928


(1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The career average compensation amounts for the following named executive officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: Messrs. Leva - $474,882; Hafer - $310,706; Baldassari - $208,934; Repko - $137,114; Myers - $154,573; and Howe - $97,871.

(2) Years of Creditable Service at December 31, 1997: Messrs. Leva - 45 years (as of May 1997); Hafer - 35 years; Baldassari - 28 years; Repko - 31 years; Myers - 17 years; and Howe - 21 years.

(3) Mr. Leva, who retired in 1997, is entitled to receive $603,730 annually ($414,727 basic pension and $189,003 under supplemental pension agreements). Following Mr. Leva's death, his surviving spouse, if any, will receive an annuity payable for life equal to 50% of the supplemental pensions payable to him.







(4) Based on an assumed retirement at age 65 in 1998. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

(5) Annual retirement benefits under the basic pension per the above table cannot exceed 55%, as defined in the pension plan, of the average compensation during the highest paid 36 calendar months. As of December 31, 1997, none of the named executive officers exceed the 55% limit.


Remuneration of JCP&L Directors

       Nonemployee directors receive an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each Committee meeting attended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item for GPU, Inc. is incorporated by reference to page 8 of GPU, Inc.'s Proxy Statement for the 1998 Annual Meeting of Stockholders.

       All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by their parent, GPU, Inc., 300 Madison Avenue, Morristown, NJ 07962.

       The following table sets forth, as of February 1, 1998, the beneficial ownership of equity securities of each of the directors and each of the executive officers named in the Summary Compensation Tables, and of all directors and executive officers of each of the respective GPU Energy companies as a group. The shares owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.


                                                            Amount and Nature of Beneficial Ownership
                                                            -----------------------------------------
                                                               Shares(1)              Stock-Equivalent
                                                               ---------              ----------------
      Name                       Title of Security        Direct       Indirect       Restricted Units(2)
      ----                       -----------------        ------       --------       -------------------
JCP&L/Met-Ed/Penelec:
F. D. Hafer                        GPU Common Stock        7,545          139                 18,563
D. Baldassari                      GPU Common Stock        2,900          -                   13,198
G. R. Repko                        GPU Common Stock        1,599          -                    4,668
D. W. Myers                        GPU Common Stock          741          -                    4,646
D. J. Howe                         GPU Common Stock          -            463                  2,270
C. B. Snyder                       GPU Common Stock          344          -                    3,868
JCP&L Only:
G. E. Persson                      GPU Common Stock                      None
S. C. Van Ness                     GPU Common Stock                      None
S. B. Wiley                        GPU Common Stock                      None

All Directors and
  Executive Officers
  as a Group                       GPU Common Stock       34,584        1,869                 99,087

(1) The number of shares owned and the nature of such ownership, not being within the knowledge of GPU, have been furnished by each individual.

(2) Restricted units, which do not have voting rights, represent rights (subject to vesting) to receive shares of Common Stock under the 1990 Stock Plan for Employees of GPU and Subsidiaries (the "1990 Stock Plan"). See Summary Compensation Table above.


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

               3-A-1 Articles of Amendment to Articles of Incorporation of GPU dated May 5, 1995 Incorporated by reference to Exhibit A-4, Certificate Pursuant to Rule 24, SEC File No.
                          70-8569.

               3-A-2 Articles of Incorporation of GPU, Inc. as amended August 1, 1996 - Incorporated by reference to Exhibit 3-A-2, 1996 Annual Report on Form 10-K, SEC File No. 1-6047.

               3-B        By-Laws of GPU, Inc. as amended December 4, 1997.

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

               3-F By-Laws of Met-Ed dated July 27, 1995, as amended - Incorporated by reference to Exhibit 3-F, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

               3-G        Restated  Articles  of  Incorporation  of  Penelec  as
                          amended through March 10, 1992 Incorporated by reference to Exhibit 3A, 1991 Annual Report on Form 10-K, SEC File No.
                          1-3522.

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

               4-A-43 Fifty-first Supplemental Indenture of JCP&L, dated August 15, 1996 - Incorporated by reference to Exhibit 4-A-43, 1996 Annual Report on Form 10-K, SEC File No. 1-6047.

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

               4-B-27 Supplemental Indenture of Met-Ed, dated March 1, 1985 - Incorporated by reference to
                          Exhibit 4-A(27), Registration No. 33-48937.

               4-B-28 Supplemental Indenture of Met-Ed, dated September 1, 1985 - Incorporated by reference to Exhibit 4-A(28), Registration No. 33-48937.

               4-B-29 Supplemental Indenture of Met-Ed, dated June 1, 1988 - Incorporated by reference to
                          Exhibit 4-A(29), Registration No. 33-48937.

               4-B-30 Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to
                          Exhibit 4-A(30), Registration No. 33-48937.

               4-B-31 Amendment dated May 22, 1990 to Supplemental Indenture of Met-Ed, dated April 1, 1990 Incorporated by reference to Exhibit 4-A(31), Registration No. 33-48937.

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

               4-B-35     Supplemental Indenture of Met-Ed dated August 15, 1996
                          - Incorporated by reference to Exhibit 4-B-35, 1996 Annual Report on Form 10-K, SEC File No. 1-446.

               4-B-36     Supplemental Indenture of Met-Ed dated May 1, 1997.

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

               4-C-12 Supplemental Indenture of Penelec dated August 15, 1996 - Incorporated by reference to Exhibit 4-C-12, 1996 Annual Report on Form 10-K, SEC File No. 1-3522.

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

               10-A GPU System Companies Deferred Compensation Plan dated June 5, 1997.

               10-B GPU System Companies Master Directors' Benefits Protection Trust dated February 6, 1997.

               10-C GPU System Companies Master Executives' Benefits Protection Trust dated February 6, 1997.

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

               10-G Incentive Compensation Plan for Elected Officers of JCP&L dated February 6, 1997.

               10-H Incentive Compensation Plan for Elected Officers of Met-Ed dated February 6, 1997.

               10-I Incentive Compensation Plan for Elected Officers of Penelec dated February 6, 1997.

               10-J Deferred Remuneration Plan for Outside Directors of JCP&L dated June 5, 1997.

               10-K JCP&L Supplemental and Excess Benefits Plan dated June 5, 1997.

               10-L Met-Ed Supplemental and Excess Benefits Plan dated June 5, 1997.

               10-M Penelec Supplemental and Excess Benefits Plan dated June 5, 1997.

               10-N Letter agreements dated February 6, 1997 relating to supplemental pension benefits for J.R. Leva.

               10-O Letter agreement dated August 7,1997 relating to terms of employment and pension benefits for I.H. Jolles.

               10-P Letter agreement dated August 7,1997 relating to supplemental pension benefits for J.G. Graham.

               10-Q GPU, Inc. Restricted Stock Plan for Outside Directors dated September 4, 1997.

               10-R Retirement Plan for Outside Directors of GPU, Inc. dated June 5, 1997.

               10-S Deferred Remuneration Plan for Outside Directors of GPU, Inc. dated October 8, 1997.

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

               10-CC GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through June 5, 1997.

               12 Statements Showing Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                          A - GPU, Inc. and Subsidiary Companies
                          B - JCP&L
                          C - Met-Ed
                          D - Penelec

               21         Subsidiaries of the Registrant

                          A - JCP&L
                          B - Met-Ed
                          C - Penelec

               23         Consent of Independent Accountants

                          A - GPU, Inc.
                          B - JCP&L
                          C - Met-Ed
                          D - Penelec

               27         Financial Data Schedule

                          A - GPU, Inc. and Subsidiary Companies
                          B - JCP&L
                          C - Met-Ed
                          D - Penelec


(b)        Reports on Form 8-K:

              A - GPU, Inc.

                  Dated December 12, 1997, under Item 5 (Other Events).

                  Dated January 20, 1998, under Item 5 (Other Events).

                  Dated February 6, 1998, under Item 5 (Other Events).

                  Dated February 11, 1998, under Item 5 (Other Events).

                  Dated February 17, 1998, under Item 5 (Other Events).

                                    GPU, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GPU, INC.

Dated:  March 12, 1998                  BY: /s/F. D. Hafer
                                            --------------
                                            F. D. Hafer, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                  Date
           -------------------                                  ----

/s/ F. D. Hafer                                            March 12, 1998
----------------------------------------------
F. D. Hafer, Chairman (Chief Executive
Officer) and President

/s/ J. G. Graham                                           March 12, 1998
----------------------------------------------
J. G. Graham, Senior Vice President
(Chief Financial Officer)

/s/ F. A. Donofrio                                         March 12, 1998
----------------------------------------------
F. A. Donofrio, Vice President and
Comptroller (Chief Accounting Officer)

/s/ T. H. Black                                            March 12, 1998
----------------------------------------------
T. H. Black, Director

/s/ T. B. Hagen                                            March 12, 1998
----------------------------------------------
T. B. Hagen, Director

/s/ H. F. Henderson, Jr.                                   March 12, 1998
----------------------------------------------
H. F. Henderson, Jr., Director

/s/ J. R. Leva                                             March 12, 1998
----------------------------------------------
J. R. Leva, Director

/s/ J. M. Pietruski                                        March 12, 1998
----------------------------------------------
J. M. Pietruski, Director

/s/ C. A. Rein                                             March 12, 1998
----------------------------------------------
C. A. Rein, Director

/s/ P. R. Roedel                                           March 12, 1998
----------------------------------------------
P. R. Roedel, Director

/s/ B. S. Townsend                                         March 12, 1998
----------------------------------------------
B. S. Townsend, Director

/s/ C. A. H. Trost                                         March 12, 1998
----------------------------------------------
C. A. H. Trost, Director

/s/ P. K. Woolf                                            March 12, 1998
----------------------------------------------
P. K. Woolf, Director
                                       76

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

                                        JERSEY CENTRAL POWER & LIGHT COMPANY

Dated:  March 12, 1998                  BY: /s/ D. Baldassari
                                            -----------------
                                            D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date
           -------------------                                     ----


/s/ F. D. Hafer                                             March 12, 1998
----------------------------------------------
F. D. Hafer, Chairman
(Principal Executive Officer) and Director


/s/ D. Baldassari                                           March 12, 1998
----------------------------------------------
D. Baldassari, President
(Principal Operating Officer) and Director


/s/ D. W. Myers                                             March 12, 1998
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                            March 12, 1998
----------------------------------------------
C. B. Snyder, Director


/s/ G. E. Persson                                           March 12, 1998
----------------------------------------------
G. E. Persson, Director


/s/ S. C. Van Ness                                          March 12, 1998
----------------------------------------------
S. C. Van Ness, Director


/s/ S. B. Wiley                                             March 12, 1998
----------------------------------------------
S. B. Wiley, Director

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

                                        METROPOLITAN EDISON COMPANY

Dated:  March 12, 1998                  BY: /s/ D. Baldassari
                                            -----------------
                                            D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                               Date
           -------------------                               ----


/s/ F. D. Hafer                                         March 12, 1998
----------------------------------------------
F. D. Hafer, Chairman (Principal Executive
Officer) and Director


/s/ D. Baldassari                                       March 12, 1998
----------------------------------------------
D. Baldassari, President (Principal
Operating Officer) and Director


/s/ D. W. Myers                                         March 12, 1998
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                        March 12, 1998
----------------------------------------------
C. B. Snyder, Director

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

                                        PENNSYLVANIA ELECTRIC COMPANY

Dated:  March 12, 1998                  BY: /s/ D. Baldassari
                                            -----------------
                                            D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date
           -------------------                                     ----


/s/ F. D. Hafer                                               March 12, 1998
----------------------------------------------
F. D. Hafer, Chairman (Principal Executive
Officer) and Director


/s/ D. Baldassari                                             March 12, 1998
----------------------------------------------
D. Baldassari, President (Principal
Operating Officer) and Director


/s/ D. W. Myers                                               March 12, 1998
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                              March 12, 1998
----------------------------------------------
C. B. Snyder, Director

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                 GPU, INC.                                 Page

Supplementary Data
GPU Energy Companies' Statistics                                           F-3
Selected Financial Data                                                    F-4
Quarterly Financial Data                                                   F-5

Combined Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         F-6

Financial Statements
Report of Independent Accountants                                          F-39
Consolidated Balance Sheets as of December 31, 1997 and 1996               F-40
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                      F-42
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1997, 1996 and 1995                          F-43
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1997, 1996 and 1995                          F-43
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995                          F-44

Combined Notes to Consolidated Financial Statements                        F-45

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1995-1997                                                       F-111


                      JERSEY CENTRAL POWER & LIGHT COMPANY

Supplementary Data
Company Statistics                                                         F-112
Selected Financial Data                                                    F-113
Quarterly Financial Data                                                   F-114

Financial Statements
Report of Independent Accountants                                          F-115
Consolidated Balance Sheets as of December 31, 1997 and 1996               F-116
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                      F-118
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1997, 1996 and 1995                          F-119
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995                          F-120

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1995-1997                                                       F-121

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                           METROPOLITAN EDISON COMPANY

Supplementary Data
Company Statistics                                                         F-122
Selected Financial Data                                                    F-123
Quarterly Financial Data                                                   F-124

Financial Statements
Report of Independent Accountants                                          F-125
Consolidated Balance Sheets as of December 31, 1997 and 1996               F-126
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                      F-128
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1997, 1996 and 1995                          F-129
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1997, 1996 and 1995                          F-129
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995                          F-130

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1995-1997                                                       F-131


                          PENNSYLVANIA ELECTRIC COMPANY

Supplementary Data
Company Statistics                                                         F-132
Selected Financial Data                                                    F-133
Quarterly Financial Data                                                   F-134

Financial Statements
Report of Independent Accountants                                          F-135
Consolidated Balance Sheets as of December 31, 1997 and 1996               F-136
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                      F-138
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1997, 1996 and 1995                          F-139
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1997, 1996 and 1995                          F-139
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995                          F-140

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1995-1997                                                       F-141



Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.



GPU, Inc. and Subsidiary Companies

GPU ENERGY COMPANIES' STATISTICS

For The Years Ended December 31,                      1997       1996        1995        1994         1993        1992
--------------------------------                      ----       ----        ----        ----         ----        ----
Capacity at System Peak (in MW):

   Company owned                                     6,740       6,680       6,637       6,655       6,735       6,718
   Contracted                                        3,930       3,536       3,604       3,416       3,236       3,360
                                                     -----       -----       -----       -----       -----       -----
       Total capacity (a)                           10,670      10,216      10,241      10,071       9,971      10,078
                                                    ======      ======      ======      ======       =====      ======

Hourly Peak Load (in MW):
   Summer peak                                       9,555       8,497       9,101       8,521       8,533       8,067
   Winter peak                                       7,736       7,756       7,861       7,683       7,167       7,173
   Reserve at system peak (%)                         11.7        20.2        12.5        18.2        16.9        24.9
   Load factor (%) (b)                                57.6        64.2        57.5        61.7        60.9        62.3

Sources of Energy (in thousands of MWH):
   Coal                                             19,390      18,133      17,500      16,548      16,969      18,123
   Nuclear                                          10,992      11,439      11,582      10,216      10,614      11,449
   Gas, hydro & oil                                    800         812       1,019       1,071         575         409
                                                       ---         ---       -----       -----         ---         ---
       Net generation                               31,182      30,384      30,101      27,835      28,158      29,981
   Utility purchases and interchange                 9,004       8,795      10,297      10,326      11,984      11,931
   Nonutility purchases                             11,119      11,046      10,712       8,810       8,383       8,070
                                                    ------      ------      ------       -----       -----       -----
       Total sources of energy                      51,305      50,225      51,110      46,971      48,525      49,982
   Company use, line loss, etc                      (5,437)     (5,777)     (5,357)     (4,313)     (5,166)     (4,843)
                                                    ------      ------      ------      ------      ------      ------
       Total electric energy sales                  45,868      44,448      45,753      42,658      43,359      45,139
                                                    ======      ======      ======      ======      ======      ======

Fuel Expense (in millions):
   Coal                                           $    268    $    263    $    251    $    260    $    266    $    266
   Nuclear                                              63          70          74          65          66          69
   Gas & oil                                            40          38          38          39          32          21
                                                        --          --          --          --          --          --
       Total                                      $    371    $    371    $    363    $    364    $    364    $    356
                                                  ========    ========    ========    ========    ========    ========

Power Purchased and Interchanged (in millions):
   Utility purchases and interchange purchases    $    294    $    267    $    351    $    367    $    406    $    430
   Nonutility purchases, net of deferred costs         734         730         671         528         491         471
   Amortization of nonutility buyout costs              19           9          --          --          --          --
                                                        --          --          --          --          --          --
       Total                                      $  1,047    $  1,006    $  1,022    $    895    $    897    $    901
                                                  ========    ========    ========    ========    ========    ========

Electric Energy Sales (in thousands of MWH):
   Residential                                      15,091      15,298      14,802      14,788      14,498      13,725
   Commercial                                       14,281      14,017      13,544      13,301      12,919      12,333
   Industrial                                       12,469      12,093      11,982      11,983      11,699      11,901
   Other                                             1,110       1,105       1,143       1,245       1,221       1,303
                                                     -----       -----       -----       -----       -----       -----
       Sales to customers                           42,951      42,513      41,471      41,317      40,337      39,262
   Sales to other utilities                          2,917       1,935       4,282       1,341       3,022       5,877
                                                     -----       -----       -----       -----       -----       -----
       Total                                        45,868      44,448      45,753      42,658      43,359      45,139
                                                    ======      ======      ======      ======      ======      ======

Operating Revenues (in millions):
   Residential                                    $  1,617    $  1,599    $  1,542    $  1,503    $  1,465    $  1,339
   Commercial                                        1,372       1,324       1,258       1,215       1,169       1,079
   Industrial                                          833         803         780         774         755         752
   Other                                                75          71          73          78          89          89
                                                        --          --          --          --          --          --
       Sales to customers                            3,897       3,797       3,653       3,570       3,478       3,259
   Sales to other utilities                             77          57         101          24          67         127
                                                        --          --         ---          --          --         ---
       Total electric energy sales                   3,974       3,854       3,754       3,594       3,545       3,386
   Other revenues                                       70          64          51          56          51          48
                                                        --          --          --          --          --          --
       Total                                      $  4,044    $  3,918    $  3,805    $  3,650    $  3,596    $  3,434
                                                  ========    ========    ========    ========    ========    ========

Price per KWH (in cents):
   Residential                                       10.64       10.51       10.35       10.18       10.07        9.73
   Commercial                                         9.54        9.47        9.25        9.12        9.04        8.72
   Industrial                                         6.61        6.65        6.51        6.46        6.47        6.32
   Total sales to customers                           9.00        8.96        8.77        8.64        8.61        8.28
   Total electric energy sales                        8.60        8.70        8.17        8.43        8.17        7.49

Kilowatt-hour Sales per Residential Customer         8,528       8,741       8,539       8,646       8,575       8,215

Customers at Year-End (in thousands)                 2,021       1,997       1,976       1,949       1,925       1,901

(a) Summer  ratings at December 31, 1997 of owned and  contracted  capacity were 6,751 MW and 4,113 MW, respectively.
(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.



                                       F-3


GPU, Inc. and Subsidiary Companies

SELECTED FINANCIAL DATA (CONSOLIDATED)

For The Years Ended December 31,               1997 (1)        1996 (2)       1995 (3)        1994 (4)         1993        1992

Common Stock Data

Basic earnings per common share              $     2.78      $     2.48     $    3.79   $      1.42    $       2.65   $     2.27

Diluted earnings per common share            $     2.77      $     2.47     $    3.79   $      1.42    $       2.65   $     2.27

Cash dividends paid per share                $     1.98      $     1.92     $    1.86   $      1.77    $       1.65   $    1.575

Book value per share                         $    25.59      $    25.21     $   24.66   $     22.31    $      22.69   $    21.46

Closing market price per share               $   42 1/8      $   33 5/8     $      34   $    26 1/4    $     30 7/8   $   27 5/8

Common shares outstanding (In Thousands):
   Basic average                                120,722        120,513        116,063        115,077        111,732        110,817
   Diluted average                              121,002        120,751        116,179        115,110        111,749        110,822
   At year-end                                  121,081        120,870        120,619        115,315        115,041        110,857

Market price to book value at year-end              165%          133%           138%           118%           136%           129%

Price/earnings ratio                                15.2          13.6            9.0           18.5           11.7           12.2

Return on average common equity                    10.7%          9.8%          16.0%           6.3%          11.9%          10.7%

Financial Data (In Thousands)

Operating revenues                          $ 4,143,379    $ 3,970,711    $ 3,822,459    $ 3,654,211    $ 3,599,371    $ 3,444,828

Other operation and maintenance expense         993,739      1,114,854        965,054      1,085,499        914,053        861,611

Net income                                      335,101        298,352        440,135        163,688        295,673        251,636

Net utility plant in service                  7,100,512      5,942,354      5,862,390      5,730,962      5,512,057      5,244,039

Total assets                                 12,924,708     10,941,219      9,849,516      9,209,777      8,829,255      7,730,738

Long-term debt                                4,325,972      3,177,016      2,567,898      2,345,417      2,320,384      2,221,617

Long-term obligations under
   capital leases                                 3,308          6,623         11,696         16,982         23,320         24,094

Subsidiary-obligated mandatorily
   redeemable preferred securities              330,000        330,000        330,000        205,000           --             --

Cumulative preferred stock with
   mandatory redemption                          91,500        114,000        134,000        150,000        150,000        150,000

Capital Expenditures:
    GPU Energy companies                        356,416        403,880        461,860        585,916        495,517        460,073
    GPUI Group                                1,912,221        573,587        164,831         73,835         16,426            747

Employees                                         9,346          9,345         10,286         10,555         11,963         11,969



(1) Results for 1997 reflect a charge to other income of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including Midlands, by the Government of the United Kingdom.

(2) Results for 1996 reflect charges to other operation and maintenance expense of $74.5 million (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

(3) Results for 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(4) Results for 1994 reflect a net decrease in earnings of $164.7 million (after-tax), or $1.43 per share, due to a write-off of certain future TMI-2 retirement costs ($104.9 million, or $0.91 per share); charges for costs related to early retirement programs ($76.1 million, or $0.66 per share); a write-off of Penelec's postretirement benefit costs believed not probable of recovery in rates ($10.6 million, or $0.09 per share); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($26.9 million, or $0.23 per share).

                                       F-4

GPU, Inc. and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First Quarter             Second Quarter
                                   -------------             --------------
In Thousands Except
Per Share Data                  1997         1996          1997         1996


Operating revenues           $1,051,012   $1,035,467   $  942,783   $  922,655
Operating income                196,258      163,257      132,809      137,478
Net income                      155,038      108,253       70,249       73,625
Basic earnings per share           1.29          .90          .58          .61
Diluted earnings per share         1.28          .90          .58          .61



                                   Third Quarter             Fourth Quarter
                                   -------------             --------------
In Thousands Except
Per Share Data                  1997*        1996**        1997          1996


Operating revenues           $1,117,140   $1,072,718   $1,032,444   $  939,871
Operating income                177,286       96,443      140,765      121,088
Net income                       16,904       35,821       92,910       80,653
Basic earnings per share            .14          .30          .77          .67
Diluted earnings per share          .14          .29          .77          .67





    * Results for the third quarter of 1997 reflect a charge to Other income of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including Midlands, by the Government of the United Kingdom.

   ** Results for the third quarter of 1996 reflect charges to Other operation and maintenance expense of $74.5 million (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc., which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPUI Group." Other wholly-owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a subsidiary engaging in energy services and retail energy sales; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


                            GPU RESULTS OF OPERATIONS
                            -------------------------

      GPU's 1997 earnings were $335.1 million, compared to 1996 earnings of $298.4 million. Earnings per share on a diluted basis were $2.77 in 1997, compared to $2.47 per share in 1996. GPU's return on average common equity was 10.7% in 1997 compared to 9.8% in 1996. Both periods included a nonrecurring charge.

      In 1997, a nonrecurring charge of $109.3 million, or $0.90 per share, was taken for a windfall profits tax assessed by the Government of the United Kingdom on privatized utilities, including Midlands Electricity plc (Midlands), in which the GPUI Group has a 50% stake. In 1996, a nonrecurring charge of $74.5 million, or $0.62 per share, was taken for costs related to voluntary enhanced retirement programs.

      Excluding the impact of these nonrecurring items, earnings for 1997 would have been $444.4 million, compared to $372.9 million in 1996, and earnings per share on a diluted basis for 1997 would have been $3.67, compared to $3.09 in 1996. Return on average common equity for 1997 and 1996 would have been 14.0% and 12.1%, respectively. The 1997 earnings increase, on this basis, was mainly due to increased earnings from the GPUI Group (including the result of GPU's policy of accruing U.S. income tax on its worldwide operations, which reduced GPU's federal income tax liability); reduced operation and maintenance expenses; increased kilowatt-hour (KWH) sales to domestic utility customers; and a step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. These increases were partially offset by higher depreciation and financing expenses, increased amortizations due to a rate cap on JCP&L's earnings and the absence in 1997 of gains associated with the 1996 reacquisition of preferred stock.

-------------------------

      GPU has reported to the financial community that in its view, GPU's 1997 earnings, on a "normalized" basis, to be $3.27 per share. This level of earnings per share reflects adjustments to the reported $2.77 earnings per share for the $0.90 per share windfall profits tax charge and the negative weather effect on sales of $0.05 per share, offset in part by $0.14 per share of added income due to the step increase in unbilled revenue as a result of the elimination in Pennsylvania of the ECR and the U.S. tax benefit which reduced GPU's federal tax liability by $0.31 per share.

      GPU's 1996 earnings were $298.4 million, compared to 1995 earnings of $440.1 million. Earnings per share on a diluted basis were $2.47 in 1996, compared to $3.79 per share in 1995. If nonrecurring items are excluded, earnings for 1996 would have been $372.9 million, or $3.09 per share, compared to earnings of $343.6 million, or $2.95 per share, for 1995. The earnings increase, on this basis, was due primarily to higher GPUI Group income, mainly resulting from the earnings inclusion of Midlands, in which a 50% interest was acquired in May 1996. Also affecting the 1996 earnings were lower reserve capacity expense and gains associated with the reacquisition of preferred stock, which were primarily offset by higher depreciation and operation and maintenance expenses.

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

OPERATING REVENUES:
------------------

      Operating revenues increased 4.3% to $4.1 billion in 1997, after increasing 3.9% to $4.0 billion in 1996. The components of these changes are as follows:
                                                 (in millions)
                                           1997                 1996
                                           ----                 ----
GPU Energy companies:
   KWH revenues                          $ 91.1               $ 60.2
   Energy-related revenues                 23.3                 32.5
   Other revenues                          11.3                 20.7
                                           ----                 ----
        Total GPU Energy companies        125.7                113.4
GPUI Group                                 45.7                 34.8
GPU AR                                      1.3                    -
                                           ----                 ----
        Total increase in revenues       $172.7               $148.2
                                         ======               ======

GPU Energy Companies

Kilowatt-hour revenues

1997
      The increase in KWH revenues was due primarily to the step increase in unbilled revenue recorded by Met-Ed and Penelec from inclusion of their ECRs in base rates; higher usage by industrial customers; and an increase in the number of commercial and residential customers. These increases were partially offset by lower weather-related sales to residential customers. KWH revenues now include Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997 (see COMPETITIVE ENVIRONMENT). Prior years' energy and tax revenues for Met-Ed and Penelec have been reclassified for comparative purposes.

                      1997 KWH Customer Sales by Service Class

                           Residential                  35%
                           Commercial                   33%
                           Industrial/Other             32%

1996
      The increase was due primarily to increased new commercial and residential customer sales, partially offset by lower weather-related sales to residential customers.

Energy-related revenues (JCP&L only)

1997 and 1996
      Generally, changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The 1997 increase was due primarily to higher energy cost rates and increased industrial and commercial customer sales. The 1996 increase was due primarily to higher energy cost rates and increased commercial and residential customer sales, partially offset by lower sales to other utilities.

Other revenues

1997 and 1996
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. However, increased transmission revenues contributed to earnings in 1996.

GPUI Group

1997
      The increase in revenues was due mainly to the inclusion of revenues from PowerNet Victoria (PowerNet), which was acquired by GPU Electric in November 1997, and the effect of consolidating GPU Electric's investment in Lake Cogen, Ltd. (Lake), beginning in June 1997.

1996
      The increase in revenues was due primarily to the inclusion of a full year of revenues from Empresa Guaracachi S.A., which GPU Power acquired a 50% interest in July 1995, and increased management fees at GPU International.

GPU Advanced Resources

1997
      GPU AR, which was formed in 1997, derived its 1997 revenues from energy sales to customers who chose it as their energy supplier as part of the retail access pilot programs in Pennsylvania (see COMPETITIVE ENVIRONMENT). Some of GPU AR's customers are located in the GPU Energy companies' service territories.

OPERATING EXPENSES:

Power purchased and interchanged (PP&I)

1997 and 1996
      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, beginning on January 1, 1997, such cost variances for Met-Ed and Penelec are not subject to deferred accounting and have a current impact on earnings, except for incremental nonutility generation (NUG) costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Lower reserve capacity expense (which is a component of PP&I) contributed to earnings for 1997 and 1996.

Fuel and Deferral of energy and capacity costs, net

1997 and 1996
      For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates; therefore, cost variances have a current impact on earnings (see COMPETITIVE ENVIRONMENT). For Met-Ed and Penelec, the changes in fuel and energy costs did not have a significant impact on earnings for 1997. Earnings for 1996 benefited from a $6.3 million pre-tax performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

Other operation and maintenance (O&M)

1997
      The decrease in other O&M expenses was due primarily to the absence of a $122.7 million pre-tax charge incurred in 1996, related to voluntary enhanced retirement programs. Also contributing to the decrease were lower production expenses due to the 1996 retirement of JCP&L's Werner and Gilbert generating stations, decreased emergency and storm-related activity, and reductions from work process improvements and a decrease in the number of employees. Partially offsetting these were increased expenses related to the upgrade and modification of certain GPU computer systems.

1996
      The increase in other O&M was due primarily to the $122.7 million pre-tax charge related to the 1996 voluntary enhanced retirement programs. Partially offsetting the effect of this charge was a 1995 write-off of $14.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking. Greater storm damage and emergency repairs in 1996 also contributed to the increase.

Depreciation and amortization

1997 and 1996
      The increases in depreciation and amortization expense were due primarily to additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1997 and 1996
      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on 1997 earnings.

OTHER INCOME AND DEDUCTIONS:

Equity in undistributed earnings/(losses) of affiliates (GPUI Group only)

1997
      The decrease in equity in undistributed earnings/(losses) of affiliates was due to the windfall profits tax charge of $109.3 million imposed on privatized utilities, including Midlands, by the Government of the United Kingdom. Partially offsetting this was the inclusion in results of a full year of Midlands' 1997 income, which GPU Electric acquired a 50% interest in May 1996.

1996
      The increase in equity in undistributed earnings/(losses) of affiliates was due primarily to the acquisition of a 50% interest in Midlands.

Other income, net

1996
      The decrease in other income, net was due primarily to the reversal in 1995, of $183.9 million pre-tax, of certain future TMI-2 retirement costs written off in 1994 by Met-Ed and Penelec. This reversal of expense resulted from the 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing Met-Ed to recover such costs from customers.

Income taxes

1997
      The decrease in income taxes (on other income and deductions) was primarily related to the GPUI Group. GPU's federal income tax liability was reduced as a result of its policy of accruing U.S. income tax on its worldwide operations.
                                      F-10

INTEREST CHARGES AND PREFERRED DIVIDENDS:

Interest on long-term debt

1997 and 1996
      The increases in interest on long-term debt were due primarily to debt associated with the Midlands and PowerNet acquisitions.

Dividends on subsidiary-obligated mandatorily redeemable preferred securities

1996
      The increase was due to the issuance of $125 million stated value of mandatorily redeemable preferred securities, by a special-purpose finance subsidiary of JCP&L, in May 1995.

Preferred stock dividends of subsidiaries, net of gain on reacquisition in 1996

1997 and 1996
      In both 1997 and 1996, JCP&L redeemed $20 million stated value of cumulative preferred stock. In 1996, Met-Ed and Penelec reacquired $11.4 million stated value and $20 million stated value, respectively, of their cumulative preferred stock, through cash tender offers, resulting in an aggregate gain of $9.3 million.

                           JCP&L RESULTS OF OPERATIONS

      JCP&L's 1997 earnings were $200.6 million, compared to 1996 earnings of $143.2 million. Contributing to this earnings increase were higher weather-related sales, higher new customer sales and lower other operation and maintenance expenses due in part to a $39.4 million after-tax charge in 1996 for voluntary enhanced retirement programs. JCP&L's return on average common equity was 13.1% in 1997, compared to 9.5% in 1996.

      Earnings in 1996 were $143.2 million, compared to 1995 earnings of $184.6 million. This decrease in earnings was due primarily to the charge in 1996 for voluntary enhanced retirement programs (including JCP&L's share of costs allocated from Genco, GPUN and GPUS), which were accepted by 341 bargaining and non-bargaining employees of JCP&L, or about 11.5% of its workforce. Excluding this nonrecurring item, 1996 earnings would have been $182.6 million, and return on average common equity would have been 12%.

OPERATING REVENUES:

      Total revenues increased 1.8% to $2.09 billion in 1997, after increasing 1.1% to $2.06 billion in 1996. The components of these changes are as follows:
                                                   (in millions)
                                             1997               1996
                                             ----               ----

   KWH Revenues                            $ 13.0             $ (7.2)
   Energy-related revenues                   22.1               22.1
   Other revenues                             1.0                7.1
                                              ---                ---
        Increase in revenues               $ 36.1             $ 22.0
                                           ======             ======

Kilowatt-hour revenues

1997
      The increase in KWH revenues was due to higher weather-related sales, an increase in new residential and commercial customer sales, partially offset by decreased usage.

                      1997 KWH Customer Sales by Service Class

                           Residential                  41%
                           Commercial                   39%
                           Industrial/Other             20%

1996
      The decrease in KWH revenues was due to lower weather-related sales to residential customers, partially offset by new residential and commercial customer sales.

Energy-related revenues

1997 and 1996
      Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The 1997 increase was due primarily to higher energy cost rates and increased commercial and industrial customer sales. The 1996 increase was due primarily to higher energy cost rates and increased commercial and residential customer sales, partially offset by lower sales to other utilities.

Other revenues

1997 and 1996
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:

Power purchased and interchanged

1997 and 1996
      Changes in the energy component of PP&I expense do not significantly affect earnings since these cost variances are passed through the LEAC. However, lower reserve capacity expense resulting primarily from reduced purchases from Pennsylvania Power & Light Company contributed to the 1997 and 1996 earnings.

Fuel and Deferral of energy and capacity costs, net

1997 and 1996
      Changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. However, earnings for 1996 benefited from a $6.3 million pre-tax performance award earned by JCP&L for the efficient operation of its nuclear generating stations.

Other operation and maintenance

1997
      The decrease in other O&M expenses was due in part to the absence of a $62.9 million pre-tax charge incurred in 1996, related to the voluntary enhanced retirement programs. Also contributing to the decrease were lower production expenses due to the 1996 retirement of the Werner and Gilbert generating stations, a decrease in transmission charges from associated companies and a decrease in storm damage and emergency repairs.

1996
      The increase in other O&M expenses was due in part to the $62.9 million pre-tax charge related to the voluntary enhanced retirement programs. Payments associated with the use of others' transmission facilities (primarily associated companies) and greater storm damage and emergency repairs also contributed to the increase.

Depreciation and amortization

1997
      The increase in depreciation and amortization expense was due primarily to additions to plant in service, higher depreciation rates and higher regulatory asset amortizations.

1996
      The increase in depreciation and amortization expense was due primarily to additions to plant in service, partially offset by lower depreciation rates; and higher regulatory asset amortizations.

Taxes, other than income taxes

1997 and 1996
      Changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

OTHER INCOME AND DEDUCTIONS:

Other income, net

1997
      The decrease in other income, net was due primarily to $11.0 million in charges related to the termination of a NUG contract. Also contributing to the decrease was a loss on the sale of fuel oil from the Gilbert generating station.

1996
      The decrease in other income, net was due largely to the write-off of $3 million pre-tax of NUG buyout costs related to the Crown/Vista project (see Rate Matters section) and the write-off of obsolete inventory in connection with the retirements of the Werner and Gilbert generating stations.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Interest on long-term debt

1996
      The decrease in interest on long-term debt was due to lower interest rates on long-term debt.

Other interest

1997
      The increase in other interest expense was due to higher short-term debt levels.

Dividends on company-obligated mandatorily redeemable preferred securities

1996
      The increase was due to the issuance of $125 million stated value of mandatorily redeemable preferred securities, by a special-purpose finance subsidiary, in May 1995.

Preferred stock dividends

1997 and 1996
      In both 1997 and 1996, JCP&L redeemed $20 million stated value of cumulative preferred stock.


                          MET-ED RESULTS OF OPERATIONS

      Met-Ed's 1997 earnings were $93.0 million, compared to 1996 earnings of $71.8 million. This increase in earnings was primarily due to a step increase in unbilled revenue recorded by Met-Ed as a result of including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. Also contributing to the increase was increased customer usage, higher new customer sales and lower other operation and maintenance expenses due to a $15.4 million after-tax charge in 1996 for voluntary enhanced retirement programs. Met-Ed's return on average common equity was 12.9% in 1997 compared to 10.3% in 1996.

      Earnings in 1996 were $71.8 million, compared to 1995 earnings of $147.6 million. This decrease in earnings was due to the effect of 1996 and 1995 nonrecurring items. Excluding the nonrecurring items, earnings for 1996 would have been $87.2 million and return on average common equity would have been 12.4%, compared to 1995 earnings of $80.5 million. The earnings increase, on this basis, was primarily due to higher customer sales, lower reserve capacity expense and gains associated with the reacquisition of preferred stock.

      The 1996 charge for voluntary enhanced retirement programs (which includes Met-Ed's share of costs allocated from Genco, GPUN and GPUS), reflects the acceptance by 163 bargaining and non-bargaining employees of Met-Ed, or about 7.5% of its workforce.

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

OPERATING REVENUES:

      Total revenues increased 3.6% to $943.1 million in 1997, after increasing 6.5% to $910.4 million in 1996. The components of these changes are as follows:
                                                (in millions)
                                         1997                1996
                                         ----                ----

   KWH Revenues                        $ 27.5              $ 51.6
   Other revenues                         5.2                 4.1
                                          ---                 ---
        Increase in revenues           $ 32.7              $ 55.7
                                       ======              ======

Kilowatt-hour revenues

1997
      The increase in KWH revenues was due to increased customer usage and an increase in new commercial and residential customer sales, partially offset by lower weather-related sales. Also contributing to the increase was the step increase in unbilled revenue recorded by Met-Ed as a result of including its ECR in base rates, amounting to $13 million. KWH revenues now includes energy and tax revenues, consistent with the inclusion of the ECR and STAS in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Prior years' energy and tax revenues have been reclassified for comparative purposes.


                      1997 KWH Customer Sales by Service Class

                          Residential               35%
                          Commercial                28%
                          Industrial/Other          37%

1996
      The increase in KWH revenues was due to increased customer usage, higher weather-related sales to residential customers and an increase in new commercial and residential customer sales. Also contributing to the increase were higher energy cost rates, offset by lower sales to other utilities.

Other revenues

1997 and 1996
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:

Fuel and Power purchased and interchanged

1997 and 1996
      Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental NUG costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for 1997. However, lower reserve capacity expense contributed to earnings for 1996.

Other operation and maintenance

1997
      The decrease in other O&M expenses was due to the absence of a $26.2 million pre-tax charge incurred in 1996 related to the voluntary enhanced retirement programs.

1996
      The increase in other O&M expenses was due primarily to the $26.2 million pre-tax charge related to the voluntary enhanced retirement programs and greater storm damage and emergency repairs. Partially offsetting the effect of these was a 1995 write-off of $10 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

Depreciation and amortization

1997
      The increase in depreciation and amortization was due to additions to plant in service and higher depreciation rates.

1996
      The decrease in depreciation and amortization was due to adjustments in 1995 related to TMI-2 decommissioning. These adjustments more than offset 1996 increases in depreciation expense resulting from additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1997 and 1996
      Effective January 1, 1997, Met-Ed's STAS was combined with base rates and is no longer subject to annual adjustment (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on 1997 earnings.

OTHER INCOME AND DEDUCTIONS:

Other income, net

1997
      The increase in other income, net was due to an increase in interest income.

1996
      The decrease in other income, net was due primarily to the reversal in 1995, of $127.6 million pre-tax, of certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing Met-Ed to recover such costs from customers.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Other interest

1997
      The increase in other interest expense was due to higher short-term debt levels.

Preferred stock dividends and Gain on preferred stock reacquisition

1997 and 1996
      In 1996, Met-Ed reacquired $11.4 million stated value of its cumulative preferred stock through cash tender offers, resulting in an aggregate gain of $3.7 million.


                          PENELEC RESULTS OF OPERATIONS

      Penelec's 1997 earnings were $94.4 million, compared to 1996 earnings of $73.9 million. This increase in earnings was primarily due to a step increase in unbilled revenue recorded by Penelec as a result of including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. Also contributing to the increase was increased customer usage and lower other operation and maintenance expenses due primarily to a $19.7 million after-tax charge in 1996 for voluntary enhanced retirement programs. Penelec's return on average common equity was 12.1% in 1997 compared to 10% in 1996.

      Earnings for 1996 were $73.9 million, compared to 1995 earnings of $109.5 million. This decrease in earnings was due to the effect of 1996 and 1995 nonrecurring items. Excluding the nonrecurring items, earnings for 1996 would have been $93.6 million and return on average common equity would have been 12.6%, compared to earnings of $80.1 million for 1995. The earnings increase, on this basis, was due primarily to higher customer sales and gains associated with the reacquisition of preferred stock, which were partially offset by higher depreciation expense.

      The 1996 charge for voluntary enhanced retirement programs (which includes Penelec's share of costs allocated from Genco, GPUN and GPUS), reflects the acceptance by 165 bargaining and non-bargaining employees of Penelec, or about 7.5% of its workforce.

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

OPERATING REVENUES:

      Total revenues increased 3.3% to $1.1 billion in 1997, after increasing 3.9% to $1 billion in 1996. The components of these changes are as follows:


                                                   (in millions)
                                             1997                 1996
                                             ----                 ----

   KWH Revenues                            $ 37.7               $ 22.2
   Other revenues                            (4.4)                16.1
                                             ----                 ----
        Increase in revenues               $ 33.3               $ 38.3
                                           ======               ======

Kilowatt-hour revenues

1997
      The  increase  in  KWH  revenues  was  due  to  increased  industrial  and commercial customer usage offset by lower weather-related sales. Also contributing to the increase was the step increase in unbilled revenue recorded by Penelec as a result of including its ECR in base rates, amounting to $15 million. KWH revenues now includes energy and tax revenues, consistent with the inclusion of the ECR and STAS in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Prior years' energy and tax revenues have been reclassified for comparative purposes.

                      1997 KWH Customer Sales by Service Class

                                 Residential        28%
                                 Commercial         30%
                                 Industrial         36%
                                 Other               6%

1996
      The increase in KWH revenues was due to increased new commercial and residential customer sales, higher weather-related sales to residential customers and higher energy cost rates, partially offset by lower sales to other utilities.

Other revenues

1997 and 1996
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. However, increased transmission revenues contributed to earnings in 1996.

OPERATING EXPENSES:

Fuel and Power purchased and interchanged

1997 and 1996
      Effective January 1, 1997, Penelec ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental NUG costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for 1997.

Other operation and maintenance

1997
      The decrease in other O&M expenses was due primarily to the absence of a $33.6 million pre-tax charge incurred in 1996, related to the voluntary enhanced retirement programs.

1996
      The increase in other O&M expenses was due primarily to the $33.6 million pre-tax charge related to the voluntary enhanced retirement programs. Partially offsetting the effect of this was a 1995 write-off of $4.7 million pre-tax, for TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

Depreciation and amortization

1997 and 1996
      The increases in depreciation and amortization expense were due to additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1997 and 1996
      Effective January 1, 1997, Penelec's STAS was combined with base rates and is no longer subject to annual adjustment (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on 1997 earnings.

OTHER INCOME AND DEDUCTIONS:

Other income/(expense), net

1997
      The increase in other income/(expense), net was due primarily to an increase in interest income.

1996
      The decrease in other income/(expense), net was due primarily to the reversal in 1995, of $56.3 million pre-tax, of certain future TMI-2 retirement costs written off in 1994. This reversal of expense resulted from a 1995 Pennsylvania Supreme Court decision restoring a 1993 PaPUC order allowing an affiliate to recover such costs from customers. Partially offsetting this was a write-off in 1995 of $2.5 million of deferred OPEB costs related to wholesale customers, which were deemed not recoverable through ratemaking.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Preferred stock dividends and Gain on preferred stock reacquisition

1997 and 1996
      In 1996, Penelec reacquired $20 million stated value of its cumulative preferred stock through cash tender offers, resulting in an aggregate gain of $5.6 million.

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

                                   GPUI GROUP

      The GPUI Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission, distribution and supply businesses in England and Australia. It also has ownership interests in eight operating cogeneration plants in the U.S. totaling 847 megawatts (MW) (of which the GPUI Group's equity interest represents 308 MW) of capacity, and twelve operating generating facilities located in foreign countries totaling 3,830 MW (of which the GPUI Group's equity interest represents 728 MW) of capacity.

      The GPUI Group is continuing to pursue investment opportunities and has commitments, both domestically and internationally, in seven generating facilities under construction totaling 2,141 MW (of which the GPUI Group's equity interest represents 641 MW) of capacity.

      At December 31, 1997, GPU, Inc.'s aggregate investment in the GPUI Group was $268 million; GPU, Inc. has also guaranteed up to an additional $1.3 billion of GPUI Group obligations. GPU, Inc. has Securities and Exchange Commission
(SEC) approval to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion. At December 31, 1997, GPU, Inc. has remaining authorization to finance approximately $754 million of additional investments in FUCOs and EWGs. For additional information on the GPUI Group's investments, see Note 6 of the Notes to Consolidated Financial Statements.

      In 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands, in which the GPUI Group has a 50% ownership interest. As a result, a one-time charge to income of $109.3 million, or $0.90 per share, was taken. In December 1997, half of this tax was paid; the remainder is due by December 1998.

     In 1997, GPU Electric acquired the business of PowerNet Victoria (PowerNet) (subsequently renamed GPU PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion)(see Financing section of LIQUIDITY AND CAPITAL RESOURCES). PowerNet owns and maintains the existing high-voltage electricity transmission system in Victoria. The
                                      F-20

PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million. GPU expects the PowerNet acquisition to contribute positively to its 1998 earnings. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

      In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris Power (Solaris) to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and 10.36% of the outstanding common stock of Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of sale. As a result, GPU will record an after-tax gain on the sale of $18.3 million in the first quarter of 1998.

      Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.

Market Risk Sensitive Instruments

      The GPUI Group uses interest rate swaps to manage the risk of increases in variable interest rates. All of the agreements effectively convert variable rate debt to fixed rate debt. None of these swap agreements are held for trading purposes. The following summarizes the primary characteristics of swap agreements entered into as of December 31, 1997:


(in thousands)

                                                                                  Fixed           Variable
                    Swap           Fair       Termination      Pay/Receive        Interest       Interest Rates
                   Amounts       Value(a)        Date        Characteristics      Rates          at 12/31/97
                   -------       --------        ----        ---------------      -----          -----------

GPU PowerNet   A$  481,250    A$   (5,836)      11/6/00       fixed/variable        6.14%           4.96-5%
               A$  481,250    A$  (10,911)      11/6/02       fixed/variable        6.56%           4.96-5%
               A$  385,000    A$  (12,940)      11/6/04       fixed/variable        6.82%           4.96-5%
               A$  288,750    A$  (16,124)      11/6/07       fixed/variable        7.14%           4.96-5%
               A$  288,750    A$  (16,323)      11/6/07       fixed/variable        7.15%           4.96-5%
                ----------     ----------
               A$1,925,000    A$  (62,134)
                ==========     ==========

Midlands  (pound)   75,000(pound)     995       8/7/98        fixed/variable        6.50%           7.61%
                    ======            ===
Mid-Georgia
Cogen, L.P.     $   31,656     $     (112)      6/30/98       fixed/variable        6.40%           5.97%
                $   27,401     $     (232)      6/30/98       fixed/variable        6.78%           5.97%
             (b)$   54,500     $   (5,569)      6/30/13       fixed/variable        7.64%            n/a
                ----------     ----------
                $  113,557     $   (5,913)
                ==========     ==========

Solaris
Power          A$   40,000    A$   (1,051)      11/23/98      fixed/variable        7.78%           4.97%
                ==========     ==========




(a) Represents the amount the GPUI Group would (pay)/receive to terminate the swap agreements prior to their scheduled termination dates.

(b)  There will be no underlying debt under this swap agreement until June 1998.



         The amount of debt obligations covered by swap agreements and the expected variable interest rates on such debt, for each of the next five years, are as follows:

(in thousands)


              GPU PowerNet               Midlands               Mid-Georgia
              ------------               --------               -----------
                      Expected                   Expected               Expected
         Average      Variable       Average     Variable     Average   Variable
           Debt       Interest        Debt       Interest      Debt     Interest
Year     Covered      Rates          Covered       Rates      Covered     Rates
----     -------      -----          -------       -----      -------     -----

1998   A$1,851,164    5.1-5.2%  (pound)44,795       7.7%     $ 63,932      5.7%
1999   A$1,443,750    5.6-6.0%            -            -     $ 53,193      5.8%
2000   A$1,332,997    5.9-6.6%            -            -     $ 51,463      5.9%
2001   A$  721,875    6.1-6.7%            -            -     $ 49,533      6.0%
2002   A$  611,122    6.2-6.9%            -            -     $ 47,254      6.0%

      The expected variable interest rates included above, for the years 1998 through 2002, were provided by the financial institutions with whom the swap agreements were executed, and were derived from their proprietary models based upon recognized financial principles. The amount of the swaps related to GPU PowerNet and Mid-Georgia fluctuate over the terms of the respective agreements, through 2007 and 2013, respectively.

      The swap agreements resulted in actual interest expense for covered debt of $30.6 million in 1997, as compared to $26.9 million in interest expense, had the GPUI Group not entered into the agreements. The swap agreement related to Solaris was terminated in January 1998, due to the GPUI Group's sale of its interest in Solaris and repayment of the underlying debt, and a termination fee of $0.8 million was incurred at that date. For additional information on GPU's accounting for swap agreements, see Note 7 of the Notes to Consolidated Financial Statements.

      In 1997, GPU Electric used sterling put options to reduce its exposure to exchange rate fluctuations between the British pound and the U.S. dollar, relative to distributions received from Midlands. The put options expired on December 31, 1997. GPU Electric used an Australian put option to reduce its exposure to exchange rate fluctuations between the Australian dollar and the U.S. dollar, relative to the net proceeds expected from the sale of its 50% stake in Solaris. The Solaris sale was completed in January 1998. For further discussion of these options, see Note 7 of the Notes to Consolidated Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

      The GPU Energy companies' capital spending was $356 million (JCP&L $172 million; Met-Ed $88 million; Penelec $99 million) in 1997, and was used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. In 1998, capital expenditures are estimated to be $441 million (JCP&L $204 million; Met-Ed $92 million; Penelec $121 million; Other $24), mainly related to the GPU Energy companies and will be used primarily for ongoing system development and to implement an integrated information system as discussed below. In 1997, expenditures for maturing obligations were $176 million (JCP&L $110 million; Met-Ed $40 million; Penelec $26 million). Expenditures for maturing obligations are expected to total $43 million (JCP&L $13 million; Penelec $30 million) in

1998, and $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. Management estimates that a substantial portion of the GPU Energy companies' 1998 capital outlays will be satisfied through internally generated funds.

      The GPUI Group's capital spending was $1.9 billion in 1997, which was principally attributable to the acquisition of PowerNet (see Note 5 of the Notes to Consolidated Financial Statements). In 1997, expenditures for maturing obligations were $3 million. Expenditures for maturing obligations are expected to total $589 million in 1998, and $152 million in 1999. Management estimates that a substantial portion of the GPUI Group's 1998 capital outlays will be satisfied through external financings.

                                     Capital Expenditures*
                                          (in millions)
                                          -------------
                         1993     1994     1995     1996     1997     1998**
                         ----     ----     ----     ----     ----     ------
GPU Energy companies   $  496   $  586   $  462   $  404   $  356   $  441
GPUI Group             $   16   $   74   $  165   $  574   $1,912   $  141


          *  Includes consolidated operations only
          ** Estimate

      GPU's capital leases are primarily for nuclear fuel held by the GPU Energy companies. Nuclear fuel capital leases at December 31, 1997 totaled $136 million (JCP&L $79 million; Met-Ed $38 million; Penelec $19 million). When consumed, portions of the presently leased material will be replaced by additional leased material at an average annual rate (which is based on two full operating cycles, or four years) of between $40 million and $55 million (JCP&L $25 million - $30 million; Met-Ed $10 million - $15 million; Penelec $5 million - $10 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means.

      The GPU Energy companies and certain affiliates have contracted for an integrated information system to help manage their business growth, accomplish year 2000 compliance and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. The estimated project costs for the system are $106 million (JCP&L $49 million; Met-Ed $25 million; Penelec $32 million), of which $16 million (JCP&L $7 million; Met-Ed $4 million; Penelec $5 million) was spent in 1997. A portion of these costs will be expensed as incurred. The GPUI Group estimates that it will cost approximately $7 million to modify its computer systems.

Financing

GPU, Inc.

      GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. In February 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million will be used to reduce indebtedness associated with the PowerNet and Midlands acquisitions, and for other corporate purposes. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPUI GROUP for a discussion of GPU, Inc.'s remaining investment authorization).

GPU Energy Companies

      As a result of Pennsylvania legislation (see COMPETITIVE ENVIRONMENT), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other special purpose entity, and would use the proceeds to reduce stranded costs resulting from customer choice, including NUG contract buyout costs (see the Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN), and to reduce capitalization. The timing and amount of any sale will depend upon PaPUC approval of restructuring plans, resolution of legal challenges, and receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions. It is expected that similar legislation will be introduced in New Jersey to permit the sale of securitized transition bonds. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

      JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      In 1997, the GPU Energy companies issued an aggregate of $63.7 million (Met-Ed $13.7 million; Penelec $50 million) principal amount of FMBs. The proceeds from these issuances were used to replace short-term financing related to a solid waste disposal facility at the jointly owned Conemaugh station, repay short-term debt and for other corporate purposes. The GPU Energy companies redeemed $166.1 million (JCP&L $100.1 million; Met-Ed $40 million; Penelec $26 million) principal amount of FMBs, of which $24.2 million were redeemed by JCP&L prior to maturity. Also in 1997, JCP&L redeemed $20 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. In February 1998, Penelec redeemed at maturity $30 million principal amount of FMBs.

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

      The GPU Energy companies' cost of capital and ability to obtain external financing are affected by their security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "BBB+" or higher by the major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities have been assigned an equivalent of "BBB" or higher. In addition, the GPU Energy companies' commercial paper is rated as having very good credit quality.

      Current plans call for the GPU Energy companies to issue senior securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities if economic, and finance construction activities.

GPUI Group

      In 1997, GPU Electric acquired the business of PowerNet from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). To fund the acquisition, subsidiaries of GPU Electric entered into a senior debt credit facility with a syndicate of banks for A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc. and a five-year U.S. $450 million bank credit agreement which is guaranteed by GPU, Inc. Borrowings under the bank credit agreement are to be amortized ratably over the five-year period.

      In 1996, GPU and Cinergy formed a 50/50 joint venture to acquire Midlands. To fund its investment in Midlands, a subsidiary of GPU Electric entered into a GPU, Inc. guaranteed five-year (pound)350 million term loan agreement with a syndicate of banks. As of December 31, 1997, the aggregate borrowings outstanding under the term loan were (pound)340 million (approximately U.S. $561 million).

      In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas valued at A$14.6 million (approximately U.S. $9.5 million) at the date of sale. Approximately U.S. $52 million of the net sales proceeds were used to extinguish Solaris acquisition debt and approximately U.S. $60 million was used to reduce PowerNet acquisition debt. The balance of the proceeds will be applied for other corporate purposes.

      In 1998, GPU plans to reduce a portion of the Midlands and PowerNet acquisition debt from proceeds provided by the sale of GPU common stock. In addition, GPU announced that it intends to begin a process to sell up to all of the GPU Energy companies' fossil fuel and hydroelectric generating facilities (see Managing the Transition section of COMPETITIVE ENVIRONMENT). A portion of the proceeds from the sale of these assets, which is expected to be finalized by mid-1999, may be used to further reduce acquisition debt of the GPUI Group.

Capitalization

      Each of the GPU companies' target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The target capitalization ratios vary by subsidiary depending upon their business and financial risk. The GPU companies' actual capitalization ratios at December 31, were as follows:

GPU, Inc. and Subsidiary Companies          1997        1996        1995
----------------------------------          ----        ----        ----
Common equity                                35%         43%         47%
Preferred equity                              6           7           9
Notes payable and long-term debt             59          50          44
                                             --          --          --
                                            100%        100%        100%
                                            ===         ===         ===


JCP&L                                       1997        1996        1995
-----                                       ----        ----        ----
Common equity                                50%         48%         49%
Preferred equity                              9           9          10
Notes payable and long-term debt             41          43          41
                                             --          --          --
                                            100%        100%        100%
                                            ===         ===         ===

Met-Ed                                      1997        1996        1995
------                                      ----        ----        ----
Common equity                                49%         48%         47%
Preferred equity                              7           8           9
Notes payable and long-term debt             44          44          44
                                             --          --          --
                                            100%        100%        100%
                                            ===         ===         ===


Penelec                                     1997        1996        1995
-------                                     ----        ----        ----
Common equity                                47%         45%         45%
Preferred equity                              7           7           9
Notes payable and long-term debt             46          48          46
                                             --          --          --
                                            100%        100%        100%
                                            ===         ===         ===

      In 1997, the quarterly dividend on GPU, Inc.'s common stock was increased by 3.1% to an annualized rate of $2.00 per share. GPU, Inc.'s payout rate in 1997 was 54% of earnings (excluding the nonrecurring item). Management will continue to review GPU, Inc.'s dividend policy to determine how to best serve the long-term interests of shareholders.


                             COMPETITIVE ENVIRONMENT

Managing the Transition

      As competition in the electric utility industry increases, the price of electricity and quality of customer service will be critical. GPU has been active both on the federal and state levels in helping to shape electric industry restructuring while seeking to protect the interests of its shareholders and customers, and is attempting to assess the impact that these competitive pressures and other changes will have on its financial condition and results of operations.

      In October 1997, GPU announced that it intends to begin a process to sell, through a competitive bid process, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $280 million; Met-Ed $300 million; Penelec $495 million) at December 31, 1997. GPU expects to use a multi-stage competitive bid process, similar to the generation divestiture processes used by other utilities. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group. GPU currently anticipates that it will begin seeking indicative bids in mid-April 1998. It is anticipated that definitive agreements with the purchaser(s) will be entered into by the end of 1998 and the sale completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

      In  addition  to the  continued  operation  of the  Oyster  Creek  Nuclear
Generating Station (Oyster Creek), JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling Three Mile Island Unit 1 (TMI-1). Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs.

      In December 1997, GPU and The Williams Companies, Inc. announced an agreement to form an alliance to jointly market energy and related services at the retail level. The joint venture, which is expected to commence operations in 1998, will offer electric, natural gas and oil supply, as well as other related energy services, to consumers throughout the Mid-Atlantic region.

      As part of its strategy of achieving earnings growth, GPU is continuing to investigate investment opportunities in various domestic and foreign power projects and foreign utility systems, and intends on making additional investments which would be financed with new debt or new equity. While GPU recognizes that there are risks inherent in making these investments, it believes the best long-term approach to managing these risks is through portfolio diversification.

      GPU has identified the following strategic objectives to guide it over the next several years: (1) build upon GPU's core competency in regulated infrastructure (mainly the transmission and distribution of electricity), both internationally and domestically; (2) investigate other investment opportunities in infrastructure (i.e. natural gas, water, telecommunications); (3) continue to develop the contract generation business (generation for which contracts to sell power to third parties have been executed) through the GPUI Group; and (4) build a retail energy services and supply business.

      GPU's strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, acquisitions of other businesses, and additions to or dispositions of all or portions of its generation, transmission or distribution businesses. As a result of federal and state actions noted below, the GPU Energy companies will be required to implement rate unbundling for generation, transmission and distribution services. No assurances can be given as to whether any potential transactions of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.

Recent Regulatory Actions

Pennsylvania

      In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, two-thirds permitted to choose by January 1, 2000 and all retail consumers to do so by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see the Competition and the Changing Regulatory Environment section of Note 13 of the Notes to Consolidated Financial Statements.

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

      Effective January 1, 1997, transmission and distribution rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Transmission and distribution of electricity will continue as a regulated monopoly. An independent system operator (ISO) will be responsible for coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

      As part of this restructuring, Met-Ed and Penelec filed, in December 1996, tariff supplements requesting approval to, among other things, include their currently effective ECRs and STAS in base rates, effective for all bills rendered after January 1, 1997. In February 1997, the PaPUC approved this request. Since rates that can be charged to customers for generation are capped for up to nine years, to the extent Met-Ed and Penelec remain in the generation business, their future earnings are subject to market volatility. Increases or decreases in fuel costs are no longer subject to deferred accounting and are reflected in net income as incurred. Met-Ed and Penelec will continue their efforts to manage fuel costs and will mitigate, to the extent possible, any excessive risks.

      In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. Highlights of these plans, as revised through January 1998, include:

- One-third of electric retail customers would be able to choose their supplier beginning on January 1, 1999, expanding to include all customers by January 1, 2001.

- As required by the restructuring legislation, rates would be unbundled for generation, transmission and distribution charges.

- A competitive transition charge (CTC) would provide the opportunity to recover all of Met-Ed and Penelec's generation plant, regulatory assets and other non-NUG related transition and stranded costs within a seven-year time period beginning January 1, 1999.

- A "NUG Cost Rate" is being proposed to capture payments to NUGs in excess of amounts in current rates. This clause will provide for a full reconciliation of amounts paid to NUGs, and recovered from customers. This will ensure that customers do not overpay for these obligations, and it will also provide a vehicle for flowing through to customers the full benefits of any prospective reductions in NUG obligations that result from mitigation. At December 31, 1997, the deferred NUG balances for Met-Ed and Penelec were $10.3 million and $14.6 million, respectively, and are included in Other Regulatory Assets on the Consolidated Balance Sheets.

- Stranded costs at the time of initial customer choice (December 31, 1998), on a present value basis, are estimated at $1.5 billion for Met-Ed and $1.2 billion for Penelec. These stranded costs include above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses.

- Ongoing stranded cost mitigation efforts include the buyout and/or renegotiation of several above-market NUG agreements; the planned retirement of uneconomical generating units as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

- Met-Ed and Penelec have requested rate recovery of prudently incurred costs associated with the buyout and restructuring of NUG projects that are not currently being recovered in rates. The requested increase, based upon a three-year recovery of the buyout costs, is $44.6 million for Met-Ed and $19.1 million for Penelec. It is expected that these increases will be offset by lower interest expense related to the issuance of transition bonds. The estimated customer savings associated with these contract buyouts/restructurings is $812 million for Met-Ed and $593 million for Penelec.

- Met-Ed and Penelec will be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier.

      Numerous parties have intervened in these proceedings and are actively contesting various aspects of the filings, including the quantification of stranded costs and the fixing of the level of generation credits for customers who choose alternative suppliers. Discovery, evidentiary hearings and related proceedings are continuing. Initial decisions from the PaPUC are expected by June 30, 1998. There can be no assurance as to the outcome of these proceedings.

      The PaPUC has also issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania that give customers the ability to choose their electricity supplier. These pilot programs include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. The pilot program began November 1, 1997 and will run until the first phase of retail competition begins on January 1, 1999. Met-Ed and Penelec's pilot programs include approximately 5% of each company's load.

New Jersey

      In April 1997, the New Jersey Board of Public Utilities (NJBPU) issued final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey and submitted the plan to the Governor and the Legislature for their consideration. The NJBPU has recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. The NJBPU also recommended a near-term electric rate reduction of 5% to 10% with the phase-in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

      The NJBPU has proposed that utilities have an opportunity to recover their stranded costs associated with generating capacity commitments provided that they attempt to mitigate these costs. Also, NUG contracts which cannot be mitigated would be eligible for stranded cost recovery. The determination of stranded cost recovery by the NJBPU would be undertaken on a case-by-case basis, with no guaranty for full recovery of these costs. A separate market transition charge (MTC) would be established for each utility to allow utilities to recover stranded costs over 4 to 8 years. The MTC would be capped to ensure that customers experience the NJBPU's recommended overall rate reduction of 5-10%. New Jersey is also considering securitization as a mechanism to help mitigate stranded costs.

      In addition, the NJBPU is proposing that beginning October 1998, utilities unbundle their rates and allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, which would be responsible for maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

      In July 1997, New Jersey enacted energy tax legislation which eliminates the 13% gross receipts and franchise tax on utility bills. Utilities will collect from customers a 6% sales tax and pay a corporate business tax which amounts to 1-2% of revenues. Utilities will also pay a transitional energy facilities assessment which will phase out over five years and result in a 5-6% rate reduction to customers.

      In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost, unbundled rate and restructuring filings. In December 1997, JCP&L submitted supplemental information with the NJBPU and parties to the restructuring proceeding regarding the proposed sale of its fossil fuel and hydroelectric generating facilities (see Managing the Transition). Highlights of the plan include:

- Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, expanding to include all retail customers by July 1, 2000.

- As required by the NJBPU's final findings and recommendations, JCP&L would unbundle its rates and these rates would apply to all distribution customers, with the exception of a Production Charge, which would be charged only to customers who do not choose an alternative energy supplier. The proposed unbundled rate structure would include:

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

          -- a Production Charge for the estimated average market price for electricity (EAMPE) provided to customers who elect JCP&L as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. A deferred market price adjustment account would be set up for the difference between the EAMPE and

                                      F-3O
                  the actual market price for  electricity,  plus interest.  The
                  EAMPE  would  be  calculated   every  six  months  during  the
                  transition period and adjusted by a true-up factor.

          -- a Societal Benefits Charge to recover demand-side management costs, manufactured gas plant remediation costs, and nuclear decommissioning costs.

          --      a MTC to  recover  non-NUG  stranded  generation  costs.  This charge would include both owned generation and utility purchase power commitments. It is expected that the MTC would be in effect for less than a three-year period.

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

- The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's Stipulation of Final Settlement (Final Settlement) approved by the NJBPU in March 1997 (see RATE MATTERS). The remaining reductions would be phased in over a two-year period beginning October 1, 1998, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of certain above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

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

- Stranded costs at the time of initial customer choice (September 30, 1998), on a present value basis, are estimated at $1.6 billion, of which $1.5 billion is for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek.

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

      Numerous parties have intervened in this proceeding and are actively contesting various aspects of JCP&L's filings, including, among other things, recovery by JCP&L of plant capital additions since its last base rate case in 1992, projections of future electricity prices on which stranded cost recovery calculations are based, the appropriate level of return and the appropriateness of earning a return on stranded investment.

      Consultants retained by the NJBPU Staff, the Division of Ratepayer Advocate and other parties have proposed that JCP&L's stranded cost recoveries should be substantially lower than the levels JCP&L is seeking.

      In February 1998, the NJBPU issued a written order clarifying an earlier NJBPU oral decision. In its written order, the NJBPU substantially affirmed an Administrative Law Judge's ruling which limited the unbundling proceeding to 1992 cost of service levels, but clarified that (1) JCP&L could update its 1992 cost of service study to reflect adjustments consistent with the NJBPU approved Final Settlement which, among other things, recognized certain increased expense levels and reductions to base rates and (2) all of the updated post-1992 cost information that JCP&L had submitted in the proceeding should remain in the record, which the NJBPU will utilize in establishing a reasonable level of rates going forward.

      Furthermore, the NJBPU emphasized in its order that the final unbundled rates established as a result of this proceeding will be lower than the current bundled rates. This directive has been recognized in JCP&L's July 1997 restructuring plan which proposed annual revenue reductions totaling approximately $185 million. The NJBPU will render final and comprehensive decisions on the precise level of aggregate rate reductions required in order to accomplish its primary goals of introducing retail competition and lowering electricity costs for consumers.

      If the NJBPU were to accept the positions of various parties or their consultants, or were ultimately to deny JCP&L's request to recover post-1992 capital additions and increased expenses, it would have a material adverse impact on JCP&L's stranded cost recovery, restructuring proceeding and future earnings.
                                      F-32

      Discovery, evidentiary hearings and related proceedings are continuing. The NJBPU intends to complete its review and issue final decisions in time for retail competition to commence in October 1998. There can be no assurance as to the outcome of these proceedings.

      JCP&L has received NJBPU approval for a one-year pilot program offering customers in Monroe Township, New Jersey, a choice of their electric energy supplier. The pilot program began in September 1997, and can be extended until the first phase of competition begins in October 1998. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

Other

      In 1996, the GPU Energy companies, along with six other electric utility members of the Pennsylvania-New Jersey-Maryland (PJM) Power Pool (together, the supporting PJM companies), filed with the FERC a transmission tariff and agreements (including, among other things, establishing an ISO to operate the energy market and transmission system) that would create a new wholesale energy market to meet the requirements of FERC Order 888, and to increase competition in the Mid-Atlantic region. PECO Energy Company, who opposed the supporting PJM companies' proposed restructuring plan, filed its own plan with the FERC. In February 1997, the FERC issued an order directing PJM to adopt all recommendations proposed by the supporting PJM companies, after certain issues were resolved regarding congestion pricing.

      In addition, in November 1997 the FERC issued an order to PJM which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective January 1, 1998. The implementation of a single-system rate is not expected to effect total transmission revenues, however, it would increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory. The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The FERC's ruling may also have an effect on the GPU Energy companies' distribution rates since the PaPUC has ordered a rate cap effective January 1, 1997 and the NJBPU has recommended a 5-10% rate reduction effective with the implementation of customer choice. There can be no assurance as to the outcome of this matter.

      Also in 1997, the PJM Power Pool converted to a limited liability company governed by an independent board of managers and the FERC approved the supporting PJM companies' application to permit the PJM Interconnection to be recognized as an ISO.

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

Nonutility Generation Agreements

      Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. While the GPU Energy companies thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that they will continue to be able to recover these costs throughout the terms of the related agreements. As of December 31, 1997, facilities covered by these agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service.

      The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA. They are also attempting to renegotiate, and in some cases buy out, existing high cost long-term NUG agreements (see Managing Nonutility Generation section of THE GPU ENERGY COMPANIES' SUPPLY PLAN).


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

      In March 1997, the NJBPU approved a Final Settlement, including the recovery of costs associated with the buyout of the Freehold Cogeneration project. The Freehold cost recovery was granted on an interim basis subject to refund, pending further review by the NJBPU, before which the matter is pending.

      Provisions of the Final Settlement include a further annual increase of $7 million in the LEAC in addition to that noted above and an annual reduction of $11 million in base rates. Base rates are frozen at that level until the year 2000, and the LEAC rate is frozen through the year 1999. The Final Settlement provides for the establishment of a remediation adjustment clause (RAC) for the recovery of manufactured gas plant remediation costs. JCP&L could seek a LEAC/DSF/RAC rate increase if the combined LEAC/DSF/RAC balance is projected to exceed $40 million, or a base rate increase under certain other conditions, such as a major change in the current regulatory environment. The Final Settlement provides for recovery in base rates, beginning in 1998, of all postretirement benefit costs recorded in accordance with Statement of Financial Accounting Standards No. 106, including amounts previously deferred, and an increase in decommissioning expense to reflect the radiological decommissioning and nonradiological removal costs estimated in the 1995 site-specific studies performed for GPUN. Also, included in base rates is recovery of the remaining investments in the 58 MW Werner Unit 4 and 72 MW Gilbert Unit 3 generating plants, which were retired in 1996.

      The Final Settlement also provides for recovery through the LEAC of: (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement (such recovery is interim and is subject to refund, pending further review); and (2) $14 million of the $17 million buyout costs, over a two-year period, for the termination of the agreement to purchase power from the proposed 200 MW Crown/Vista project. JCP&L wrote-off the remaining $3 million of buyout costs for the Crown/Vista project in 1996.

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


                      THE GPU ENERGY COMPANIES' SUPPLY PLAN

      Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected sales growth in a utility's franchise service territory. In light of retail access legislation enacted in Pennsylvania and proposed in New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain (see COMPETITIVE ENVIRONMENT). As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who continue to receive energy supplied by the GPU Energy companies and whom the GPU Energy companies continue to have an obligation to serve.

      The GPU Energy companies' capacity (in megawatts) and sources of energy (in gigawatt-hours) for 1997 are as follows:

                                        Capacity       Sources of Energy
                                        --------       -----------------
                                         MW         %     GWH         %
                                         --         -     ---         -
Coal                                   3,024       28   19,390       38
Nuclear                                1,405       13   10,992       21
Gas, hydro & oil                       2,322       21      808        2
Nonutility generation                  1,666       15   11,119       22
Utility contracts                      2,447       23    5,242       10
Spot market & interchange purchases     -           -    3,762        7
                                       -----       --    -----        -
    Total                             10,864      100   51,313      100
                                      ======      ===   ======      ===

      With the proposed sale of the fossil fuel and hydroelectric generation facilities and the evolving competitive climate in which the GPU Energy companies' existing customers will be able to choose their electric generation supplier, the GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments and reliance on spot market purchases. The GPU Energy companies' present strategy includes minimizing the financial exposure associated with new long-term purchase commitments.

Managing Nonutility Generation

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

      In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, subject to PaPUC approval, Met-Ed and Penelec entered into definitive buyout agreements with two bidders.

      In 1997, Met-Ed and Penelec entered into revised power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. Met-Ed and Penelec have paid $63.4 million and $5 million, respectively, to previous developers and AES to terminate the original power purchase agreements. The PaPUC ordered that the issue of recovery of the related buyout costs and approval of the revised power purchase agreements with AES be considered in Met-Ed and Penelec's restructuring proceedings. If the revised power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $28 million and $5 million, respectively.

      In 1994, pursuant to a PaPUC order, Penelec entered into a power purchase agreement with Erie Power Partners L.P. (Erie), the developer of a proposed 80 MW coal-fired cogeneration facility. In 1996, Penelec and Erie entered into an amended power purchase agreement and Penelec paid Erie $11.7 million to terminate the original agreement. In 1997, Penelec agreed to the buyout of the amended power purchase agreement for up to an additional $12 million. Of this amount, Penelec paid $5 million to Erie in 1997. Penelec will pay up to the remaining $7 million to the extent the PaPUC approves recovery and has agreed to pay 50% of any amount not approved. The PaPUC has issued an order consolidating Penelec's request for recovery of the buyout costs with its restructuring proceeding.

                              ENVIRONMENTAL MATTERS

      The federal Clean Air Act Amendments of 1990 (Clean Air Act) require substantial reductions in sulfur dioxide (SO2) and nitrogen oxide (NOX) emissions by the year 2000. The GPU Energy companies plan to install and operate emission control equipment at some coal-fired facilities and switch to lower sulfur coal in conjunction with the purchase of SO2 and NOX allowances at other coal-fired facilities.

      To comply with the Clean Air Act, the GPU Energy companies expect to spend up to $248 million (JCP&L $44 million; Met-Ed $98 million; Penelec $106 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has already been spent.

      In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOX emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the OTC's proposed NOX reductions and in December 1997, the New Jersey Department of Environmental Protection reached agreement with the electric utility industry on a plan to implement the OTC's proposed NOX reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans, including those in Pennsylvania and New Jersey, and that as a result, they will spend an estimated $6 million (JCP&L $0.2 million; Met-Ed $2.8 million; Penelec $3 million)(included in the above total), to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOX reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, in July 1997 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence.
Also, legislation has been introduced in the Congress that would impose a four-year moratorium on any new standards under the Clean Air Act. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld.

      In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the SO2 emission allowance market, the expected NOX emissions trading market and the use of low-sulfur fuel or retirement of facilities. These and other compliance alternatives may result in the substitution of increased operating expenses for capital costs.

      For more information, see the Environmental Matters section of Note 13 of the Notes to Consolidated Financial Statements.


                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS

      In 1996, a U.S. District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, dismissing all of the 2,100 pending claims for alleged personal injury and punitive damages filed as a result of the TMI-2 accident in March 1979. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation. For more information, see the Nuclear Facilities section of Note 13 of the Notes to Consolidated Financial Statements.

                              EFFECTS OF INFLATION

      Since the regulatory process results in a time lag during which increased operating costs are not fully recovered in rates, the GPU Energy companies are affected by even modest inflation. Also, as competition and deregulation accelerate, there can be no assurance as to the future recovery of increased operating costs for generation. Inflation also affects the GPU Energy companies in the form of increased replacement costs of utility plant, which are significantly higher than the historical cost reflected in the financial statements. General inflation has not had a significant impact on GPU over the last three years.


                               ACCOUNTING MATTERS

      Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In May and July 1997, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) met to discuss these issues and concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

      In light of retail access legislation enacted in Pennsylvania and the NJBPU's final findings and recommendations, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71 for the generation portion of their business, by no later than mid-1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not provided for through their respective restructuring plans, have to be written off and charged to expense. Additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, writedowns of plant assets could be required in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

      Additionally, the inability of the GPU Energy companies to recover their above-market costs of power purchase commitments, in whole or in part, could result in the recording of liabilities and corresponding charges to expense. The amount of charges resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial position.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
GPU, Inc.
Morristown, New Jersey


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GPU, Inc. and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                        COOPERS & LYBRAND L.L.P.

New York, New York
February 4, 1998

GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                               1997          1996


ASSETS
Utility Plant:
  In service, at original cost                         $11,150,677   $ 9,646,380
  Less, accumulated depreciation                         4,050,165     3,704,026
                                                         ---------     ---------
      Net utility plant in service                       7,100,512     5,942,354
  Construction work in progress                            250,050       277,440
  Other, net                                               159,009       168,029
                                                           -------       -------
      Net utility plant                                  7,509,571     6,387,823
                                                         ---------     ---------

Other Property and Investments:
  GPUI Group equity investments (Note 6)                   596,679       794,588
  Goodwill, net (Note 5)                                   581,364        23,808
  Nuclear decommissioning trusts, at market (Note 13)      579,673       464,011
  Nuclear fuel disposal trust, at market                   108,652       101,661
  Other, net                                               252,335       157,123
                                                           -------       -------
      Total other property and investments               2,118,703     1,541,191
                                                         ---------     ---------

Current Assets:
  Cash and temporary cash investments                       85,099        31,604
  Special deposits                                          27,093        47,545
  Accounts receivable:
    Customers, net                                         290,247       270,844
    Other                                                  104,441        91,637
  Unbilled revenues                                        147,162       114,891
  Materials and supplies, at average cost or less:
    Construction and maintenance                           187,799       187,130
    Fuel                                                    40,424        40,207
   Investment held for sale (Note 6)                       106,317          --
  Deferred income taxes (Note 8)                            83,962        32,148
  Prepayments                                               55,613        81,168
  Other                                                      1,023          --
                                                             -----         -----
         Total current assets                            1,129,180       897,174
                                                         ---------       -------

Deferred Debits and Other Assets:
  Regulatory assets: (Note 13)
    Income taxes recoverable through future rates          510,680       527,385
    Three Mile Island Unit 2 deferred costs                345,326       356,517
    Nonutility generation contract buyout costs            245,568       242,481
    Unamortized property losses                             99,532       100,310
    Other                                                  448,146       426,579
                                                           -------       -------
      Total regulatory assets                            1,649,252     1,653,272
   Deferred income taxes (Note 8)                          383,169       332,828
  Other                                                    134,833       128,931
                                                           -------       -------
      Total deferred debits and other assets             2,167,254     2,115,031
                                                         ---------     ---------

      Total Assets                                     $12,924,708   $10,941,219
                                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                   (In Thousands)
December 31,                                                    1997          1996


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock (Note 4)                                    $   314,458    $   314,458
  Capital surplus                                              755,040        750,569
  Retained earnings                                          2,140,712      2,054,222
  Accumulated other comprehensive income/(loss) (Note 4)       (29,296)        14,754
                                                               -------         ------
      Total                                                  3,180,914      3,134,003
  Less, reacquired common stock, at cost                        80,984         86,416
                                                                ------         ------
      Total common stockholders' equity                      3,099,930      3,047,587
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                                   91,500        114,000
    Without mandatory redemption                                66,478         66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities (Note 4)                              330,000        330,000
  Long-term debt (Note 3)                                    4,325,972      3,177,016
                                                             ---------      ---------
      Total capitalization                                   7,913,880      6,735,081
                                                             ---------      ---------

Current Liabilities:
  Securities due within one year                               631,934        178,583
  Notes payable (Note 2)                                       353,214        265,547
  Obligations under capital leases (Note 12)                   138,919        143,818
  Accounts payable                                             413,791        354,819
  Taxes accrued                                                 48,304         25,717
  Interest accrued                                              83,947         70,370
  Deferred energy                                               25,645         15,559
  Other                                                        325,681        282,193
                                                               -------        -------
      Total current liabilities                              2,021,435      1,336,606
                                                             ---------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                             1,566,131      1,562,979
  Unamortized investment tax credits                           123,162        133,572
  Three Mile Island Unit 2 future costs                        448,808        430,508
  Regulatory liabilities (Note 13)                             101,774         89,815
  Other                                                        749,518        652,658
                                                               -------        -------
      Total deferred credits and other liabilities           2,989,393      2,869,532
                                                             ---------      ---------




Commitments and Contingencies (Note 13)





        Total Liabilities and Capitalization               $12,924,708    $10,941,219
                                                           ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                                                       (In Thousands)
For The Years Ended December 31,                                          1997              1996               1995


Operating Revenues                                                     $4,143,379        $3,970,711         $3,822,459
                                                                       ----------        ----------         ----------

Operating Expenses:
  Fuel                                                                    400,329           389,569            369,204
  Power purchased and interchanged                                      1,046,906         1,005,630          1,022,361
  Deferral of energy and capacity costs, net                                6,043            19,788             (5,902)
  Other operation and maintenance                                         993,739         1,114,854            965,054
  Depreciation and amortization                                           467,714           407,672            380,664
  Taxes, other than income taxes                                          357,913           355,283            349,233
                                                                          -------           -------            -------
       Total operating expenses                                         3,272,644         3,292,796          3,080,614
                                                                        ---------         ---------          ---------

Operating Income Before Income Taxes                                      870,735           677,915            741,845
   Income taxes (Note 8)                                                  223,617           159,649            175,808
                                                                          -------           -------            -------
Operating Income                                                          647,118           518,266            566,037
                                                                          -------           -------            -------

Other Income and Deductions:
  Allowance for other funds used during construction                           75             2,249              5,113
  Equity in undistributed earnings/(losses)
   of affiliates (Note 6)                                                 (27,100)           33,981             (3,597)
  Other income, net                                                         5,585            23,490            215,007
   Income taxes (Note 8)                                                   30,081            (7,070)           (88,898)
                                                                           ------            ------            -------
       Total other income and deductions                                    8,641            52,650            127,625
                                                                            -----            ------            -------

Income Before Interest Charges and
    Preferred Dividends                                                   655,759           570,916            693,662
                                                                          -------           -------            -------

Interest Charges and Preferred Dividends:
  Interest on long-term debt                                              246,935           213,544            189,541
  Other interest                                                           36,482            29,623             30,861
  Allowance for borrowed funds used during
   construction                                                            (5,508)           (8,423)            (9,558)
  Dividends on subsidiary-obligated mandatorily
   redeemable preferred securities                                         28,888            28,888             24,816
  Preferred stock dividends of subsidiaries, net of
   gain on reacquisition of $9,288 in 1996                                 12,524             6,231             16,945
                                                                           ------             -----             ------
       Total interest charges and preferred dividends                     319,321           269,863            252,605
                                                                          -------           -------            -------

Minority interest net income                                                1,337             2,701                922
                                                                            -----             -----                ---
Net Income                                                             $  335,101        $  298,352         $  440,135
                                                                       ==========        ==========         ==========

Basic      - Earnings Per Average Common Share                         $     2.78        $     2.48         $     3.79
                                                                       ==========        ==========         ==========
           - Average Common Shares Outstanding(In Thousands)              120,722           120,513            116,063
                                                                          =======           =======            =======

Diluted    - Earnings Per Average Common Share                         $     2.77        $     2.47         $     3.79
                                                                       ==========        ==========         ==========
           - Average Common Shares Outstanding(In Thousands)              121,002           120,751            116,179
                                                                          =======           =======            =======

Cash Dividends Paid Per Share                                          $    1.985        $    1.925         $     1.86
                                                                       ==========        ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       (In Thousands)
For The Years Ended December 31,                            1997          1996         1995


Net income                                                $ 335,101    $ 298,352    $ 440,135
                                                          ---------    ---------    ---------
Other comprehensive income/(loss), net of tax: (Note 4)
   Net unrealized gains on investments                        6,374          704        5,731
   Foreign currency translation                             (48,929)       3,054          959
   Minimum pension liability                                 (1,495)      (2,175)         632
                                                             ------       ------          ---
   Total other comprehensive income/(loss)                  (44,050)       1,583        7,322
                                                            -------        -----        -----
Comprehensive income                                      $ 291,051    $ 299,935    $ 447,457
                                                          =========    =========    =========











CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                       (In Thousands)
For The Years Ended December 31,                       1997           1996           1995


Balance at beginning of year                        $ 2,054,222    $ 1,991,599    $ 1,769,910
   Net income                                           335,101        298,352        440,135
  Cash dividends declared on common stock              (241,517)      (235,731)      (218,288)
  Other adjustments, net                                 (7,094)             2           (158)
                                                         ------              -           ----
Balance at end of year                              $ 2,140,712    $ 2,054,222    $ 1,991,599
                                                    ===========    ===========    ===========











The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (In Thousands)
For The Years Ended December 31,                              1997           1996            1995

Operating Activities:
  Net income                                             $   335,101    $   298,352    $   440,135
  Adjustments to reconcile income to cash provided:
     Depreciation and amortization                           487,962        422,506        381,618
     Amortization of property under capital leases            50,108         55,642         57,324
     Equity in undistributed (earnings)/losses
       of affiliates, net of distributions received           69,862        (23,994)         6,880
     Three Mile Island Unit 2 costs                             --             --         (170,005)
     Voluntary enhanced retirement programs                     --          122,739           --
     Nuclear outage maintenance costs, net                     2,374         (6,078)         7,407
     Deferred income taxes and investment tax
       credits, net                                          (29,248)        57,144        115,278
     Deferred energy and capacity costs, net                   8,193         19,719         (6,061)
     Accretion income                                        (10,760)       (11,610)       (12,520)
     Allowance for other funds used during
       construction                                              (75)        (2,249)        (5,113)
  Changes in working capital:
     Receivables                                             (76,178)         2,893        (54,993)
     Materials and supplies                                    4,803          6,604          9,323
     Special deposits and prepayments                         28,371        (36,294)        14,401
     Payables and accrued liabilities                         49,025       (103,221)       (18,651)
  Nonutility generation contract buyout costs                (56,550)      (120,018)       (38,499)
  Other, net                                                 (18,725)       (29,479)       (58,008)
                                                             -------        -------        -------
       Net cash provided by operating activities             844,263        652,656        668,516
                                                             -------        -------        -------

Investing Activities:
  Cash construction expenditures                            (356,416)      (403,880)      (461,860)
   GPUI Group investments                                 (1,912,221)      (573,587)      (164,831)
   Contributions to decommissioning trusts                   (40,283)       (40,324)       (37,541)
  Other, net                                                  34,500        (26,238)        (7,117)
                                                              ------        -------         ------
       Net cash used for investing activities             (2,274,420)    (1,044,029)      (671,349)
                                                          ----------     ----------       --------

Financing Activities:
  Issuance of long-term debt                               1,893,219        743,596        403,656
  Increase/(Decrease) in notes payable, net                   87,667        141,657       (223,962)
  Retirement of long-term debt                              (184,015)      (150,763)      (192,664)
   Capital lease principal payments                          (49,560)       (56,217)       (50,611)
  Issuance of common stock                                      --             --          157,545
  Issuance of subsidiary-obligated mandatorily
    redeemable preferred securities                             --             --          121,063
  Redemption of preferred stock of subsidiaries              (20,000)       (42,347)        (6,049)
  Dividends paid on common stock                            (239,597)      (231,956)      (215,413)
                                                            --------       --------       --------
       Net cash provided/(required) by
           financing activities                            1,487,714        403,970         (6,435)
                                                           ---------        -------         ------

Effect of exchange rate changes on cash                       (4,062)           585            959
                                                              ------            ---            ---

Net increase/(decrease) in cash and temporary cash
  investments from above activities                           53,495         13,182         (8,309)
Cash and temporary cash investments, beginning of year        31,604         18,422         26,731
                                                              ------         ------         ------
Cash and temporary cash investments, end of year         $    85,099    $    31,604    $    18,422
                                                         ===========    ===========    ===========

Supplemental Disclosure:
  Interest and preferred dividends paid                  $   307,064    $   281,057    $   254,906
                                                         ===========    ===========    ===========
  Income taxes paid                                      $   229,373    $   153,599    $   187,361
                                                         ===========    ===========    ===========
  New capital lease obligations incurred                 $    41,898    $    34,826    $    54,478
                                                         ===========    ===========    ===========
  Common stock dividends declared but not paid           $    60,414    $    58,493    $    54,718
                                                         ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.
                                      F-44

               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPUI Group." Other wholly-owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a subsidiary engaging in energy services and retail energy sales; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

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

                                  CONSOLIDATION

     The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. GPU consolidates the accounts of its wholly-owned subsidiaries and any affiliates in which it has a controlling financial interest (generally evidenced by a greater than 50% ownership interest). GPU also uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence. (For further information, see Note 6, GPUI Group Equity Investments.)

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

      In accordance with the provisions of FAS 71, the GPU Energy companies have deferred certain costs pursuant to actions of the NJBPU, PaPUC and FERC, and are recovering or expect to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheets, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets. (For further information about regulatory assets and liabilities, see Note 13, Commitments and Contingencies.)

                              CURRENCY TRANSLATION

     In accordance with Statement of Financial  Accounting Standards No. 52 (FAS
52), "Foreign Currency Translation," balance sheet accounts of the GPUI Group's foreign operations are translated from foreign currencies into U.S. dollars at either year-end rates or historical rates, while income statement accounts are translated at the weighted average exchange rates for the relevant period. The resulting translation adjustments are included in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are included in Net Income.

                                    REVENUES

      GPU  recognizes   electric   operating   revenues  for  services  rendered
(including an estimate of unbilled revenues) to the end of the relevant accounting period.

                              DEFERRED ENERGY COSTS

      Energy costs are recognized in the period in which the related energy clause revenues are billed. Through December 31, 1996, Met-Ed and Penelec recovered energy costs through the Energy Cost Rate (ECR) mechanism and deferred any differences between actual energy costs and amounts recovered. Comprehensive legislation adopted in Pennsylvania in 1996, which provides for the restructuring of the electric utility industry in the state, capped rates that can be charged to customers for generation for up to nine years. In December 1996, Met-Ed and Penelec filed a request with the PaPUC and received a tentative order, effective for all bills rendered after January 1, 1997, which allows their currently effective ECRs to be included in base rates. As a result, effective January 1, 1997, Met-Ed and Penelec will no longer defer energy costs. (For further information, see Competitive Environment section, Management's Discussion and Analysis.) JCP&L continues to recover energy- related costs through the Levelized Energy Adjustment Clause (LEAC).

                                  UTILITY PLANT

      It is the policy of GPU to record additions to utility plant (material, labor, overhead and an allowance for funds used during construction) at cost. The cost of current repairs and minor replacements is charged to appropriate operating and maintenance expense and clearing accounts, and the cost of renewals is capitalized. The original cost of utility plant retired or otherwise disposed of is charged to accumulated depreciation.

                                  DEPRECIATION

      GPU provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes. These rates, on an aggregate composite basis, were as follows:

                     GPU           JCP&L         Met-Ed        Penelec

      1997           3.34%         3.60%         3.39%          3.08%
      1996           3.31%         3.58%         3.27%          2.82%
      1995           3.22%         3.64%         3.07%          2.61%

              ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

      The Uniform System of Accounts defines AFUDC as "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." The GPU Energy companies record

AFUDC as a charge to construction work in progress, and the equivalent credits are to interest charges for the pre-tax cost of borrowed funds and to other income for the allowance for other funds. While AFUDC results in an increase in utility plant and represents current earnings, it is realized in cash through depreciation or amortization allowances only when the related plant is recognized in rates. These rates, on an aggregate composite basis, were as follows:

                     GPU           JCP&L         Met-Ed        Penelec

      1997           6.38%         6.48%         6.12%          6.41%
      1996           6.79%         6.88%         8.11%          6.15%
      1995           8.05%         8.04%         8.62%          7.78%

                              AMORTIZATION POLICIES

Accounting for TMI-2 and Forked River Investments:

      JCP&L is collecting annual revenues for the amortization of Three Mile Island Unit 2 (TMI-2) of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their TMI-2 investment attributable to retail customers. At December 31, 1997, $74 million is included in Unamortized property losses on the Consolidated Balance Sheets for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by the year 2006. Because the GPU Energy companies have not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values. The related annual accretion, which represents the increase in carrying amounts that are recorded as the asset is written up from its discounted value, is recorded in Other income, net on the Income Statement in accordance with Statement of Financial Accounting Standards No. 90, "Regulated Enterprises- Accounting for Abandonments and Disallowances of Plant Costs."

Nuclear Fuel:

      The GPU Energy companies amortize nuclear fuel on a unit-of-production basis. Rates are determined and periodically revised to amortize the cost of the fuel over its useful life.

      At December 31, 1997 and 1996, the liability of the GPU Energy companies for future contributions to the Federal Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government amounted to $31 million (JCP&L $20 million; Met-Ed $7 million; Penelec $4 million) and $34 million (JCP&L $22 million; Met-Ed $8 million; Penelec $4 million), respectively, and was primarily reflected in Deferred Credits and Other Liabilities-Other. Annual contributions, which began in 1993, are being made over a 15-year period and are being recovered from customers. At December 31, 1997 and 1996, $33 million (JCP&L $21 million; Met-Ed $8 million; Penelec $4 million) and $36 million (JCP&L $23 million;

Met-Ed $9 million; Penelec $4 million), respectively, was recorded on the Consolidated Balance Sheets in Regulatory assets-Other.

Intangibles:

      The GPUI Group records goodwill for any amount paid over the fair value of net tangible assets it acquires, and other intangible assets for the right to perform management services. As of December 31, 1997 and 1996, the GPUI Group had goodwill and other intangibles, net of accumulated amortization, of approximately $581 million and $24 million, respectively. Goodwill and other intangibles are amortized on a straight-line basis over a period of 40 years. Amortization expense, in the aggregate, amounted to $2.8 million and $0.8 million for the years ended December 31, 1997 and 1996, respectively. The GPUI Group periodically reviews projections of future cash flows from operations to assess any potential intangible impairment. An impairment, if identified, would be recorded based upon discounted projected cash flows.

      A discussion of the goodwill related to the GPUI Group's purchase of PowerNet, and other acquisitions is included in Note 5 , "Acquisitions" and Note 6, "GPUI Group Equity Investments."

                        NUCLEAR OUTAGE MAINTENANCE COSTS

      The GPU Energy companies accrue incremental nuclear outage maintenance costs anticipated to be incurred during scheduled nuclear plant refueling outages to provide a proper matching of revenues to expenses.

                            NUCLEAR FUEL DISPOSAL FEE

      The GPU Energy companies are providing for estimated future disposal costs for spent nuclear fuel at Oyster Creek and Three Mile Island Unit 1 (TMI-1) in accordance with the Nuclear Waste Policy Act of 1982. The GPU Energy companies entered into contracts in 1983 with the U.S. Department of Energy (DOE) for the disposal of spent nuclear fuel. The total liability under these contracts, including interest, at December 31, 1997, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $179 million (JCP&L $134 million; Met-Ed $30 million; Penelec $15 million), and is reflected in Deferred Credits and Other Liabilities Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, the GPU Energy companies have reflected such excess of $21.5 million (JCP&L $23.7 million; Met-Ed $(1.5) million; Penelec $(0.7) million) at December 31, 1997 in Regulatory assets-Other. The rates presently charged to customers provide for the collection of these costs, plus interest, over remaining periods of nine years for JCP&L and Met-Ed.

      The GPU Energy companies are collecting one mill per kilowatt-hour from their customers for spent nuclear fuel disposal costs resulting from nuclear generation subsequent to April 1983. These amounts are remitted quarterly to the DOE. (See Note 13, Commitments and Contingencies, for a discussion of the DOE's current inability to begin acceptance of spent nuclear fuel from the GPU Energy companies and other standard contract holders.)

                                  INCOME TAXES

      GPU files a consolidated federal income tax return. All participants are jointly and severally liable for the full amount of any tax, including penalties and interest, which may be assessed against the group.

      Deferred income taxes, which result primarily from liberalized depreciation methods, deferred energy costs, decommissioning funds and discounted Forked River and TMI-2 investments, reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated service lives of the related facilities.

                    CARRYING AMOUNTS OF FINANCIAL INSTRUMENTS

      The carrying amounts of Temporary cash investments, Special deposits, Securities due within one year and Notes payable on the Consolidated Balance Sheets approximate fair value due to the short period to maturity. The carrying amounts of the Nuclear decommissioning trusts and Nuclear fuel disposal trust, whose assets are invested in cash equivalents and debt and equity securities, also approximate fair value. At December 31, 1997, Deferred Debits and Other Assets - Other on the Consolidated Balance Sheets included $47 million of restricted cash, related to GPU Power's 50% ownership interest in Empresa Guaracachi S.A.

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


2.    SHORT-TERM BORROWING ARRANGEMENTS

      At December 31, 1997 and 1996, GPU had short-term notes outstanding as follows:

                                                            1997                        1996
                                                            ----                        ----
                                                   Balance       Weighted      Balance        Weighted
Company                     Facility             Outstanding     Avg. Rate    Outstanding     Avg. Rate
-------                     --------             -----------     ---------    -----------     ---------
                                                 (in millions)                (in millions)


GPU, Inc.             Bank Lines of Credit         $ 92            6.6%           $ 75          5.7%

JCP&L                 Bank Lines of Credit           96            6.5              32          6.5
                      Commercial Paper               19            6.5               -            -

Met-Ed                Bank Lines of Credit           49            6.7              51          5.9
                      Commercial Paper               18            6.9               -            -

Penelec               Bank Lines of Credit           61            6.7              99          6.1
                      Commercial Paper               17            6.9               9          5.8

GPU International     Bank Lines of Credit            1            6.2               -            -
                                                      -            ---              --          ---

                      Total                        $353            6.6%           $266          6.0%
                                                   ====            ===            ====          ===


      GPU has $527 million of credit facilities, which includes various lines of credit totaling $247 million, and two Revolving Credit Agreements, as discussed below:

      Under the Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks, total borrowings are limited to $250 million outstanding at any time and are subject to various covenants. The agreement expires May 6, 2001. A facility fee on the unborrowed amount of .15 of 1% is payable annually. Borrowing rates and a facility fee are based on the long-term debt ratings of the GPU Energy companies.

      GPU International, Inc. has a separate Credit Agreement providing for borrowings (guaranteed by GPU, Inc.) through June 1998 of up to $30 million outstanding at any time, which decreases for two years thereafter. Up to $15 million may be utilized to provide letters of credit. An annual facility fee of 3/8 of 1% on the total amount of the Credit Agreement and a letter of credit fee of 1/2 of 1% on the outstanding letters of credit are payable by GPU International, Inc.

3.   LONG-TERM DEBT

     At December 31, 1997 and 1996, long-term debt outstanding was as follows:

                                         (in thousands)
GPU, Inc. and Subsidiary Companies
----------------------------------
                                                        1997             1996
                                                        ----             ----

First Mortgage Bonds (GPU Energy Companies)(a)       $2,447,810      $2,550,185
Amounts due within one year                             (30,000)       (166,065)
Unamortized net discount                                 (3,284)         (3,508)
                                                         ------          ------

         Total                                        2,414,526       2,380,612

Other long-term debt:
  GPUI Group (excludes amounts due within one year
      of $589,390 for 1997 and $2,478 for 1996)       1,877,300         749,214
  Other (excludes amounts due within one year
      of $44 for 1997 and $40 for 1996)                  34,146          47,190
                                                         ------          ------

         Total long-term debt                        $4,325,972      $3,177,016
                                                     ==========      ==========


                                 (in thousands)
JCP&L
-----

First Mortgage Bonds - Series as noted (a):

                          1997           1996                                          1997             1996
                          ----           ----                                          ----             ----

6.90%  due 1997      $     -       $    30,000            7.90%  due 2007          $  40,000       $  40,000
6 5/8% due 1997            -            25,874            7 1/8% due 2009              6,300           6,300
6.70%  due 1997            -            20,000            7.10%  due 2015             12,200          12,200
7 1/4% due 1998            -            24,191            9.20%  due 2021             50,000          50,000
6.04%  due 2000         40,000          40,000            8.55%  due 2022             30,000          30,000
6.45%  due 2001         40,000          40,000            8.82%  due 2022             12,000          12,000
9%     due 2002         50,000          50,000            8.85%  due 2022             38,000          38,000
6 3/8% due 2003        150,000         150,000            8.32%  due 2022             40,000          40,000
7 1/8% due 2004        160,000         160,000            7.98%  due 2023             40,000          40,000
6.78%  due 2005         50,000          50,000            7 1/2% due 2023            125,000         125,000
8 1/4% due 2006         50,000          50,000            8.45%  due 2025             50,000          50,000
6.85%  due 2006         40,000          40,000            6 3/4% due 2025            150,000         150,000
                                                                                     -------         -------
         Subtotal                                                                  1,173,500       1,273,565
Amounts due within one year                                                              -          (100,065)
Unamortized net discount                                                              (3,233)         (3,457)
                                                                                      ------          ------

         Total                                                                     1,170,267       1,170,043

Other long-term debt (excludes amounts due within one year
   of $11 for 1997 and $10 for 1996)                                                   3,037           3,048
                                                                                       -----           -----

         Total long-term debt                                                     $1,173,304      $1,173,091
                                                                                  ==========      ==========





                                               (in thousands)
Met-Ed
------

First Mortgage Bonds - Series as noted (a):

                           1997          1996                                           1997             1996
                           ----          ----                                           ----             ----

7.47%  due 1997        $   -          $ 20,000            7.35%  due 2005           $  20,000        $  20,000
9.2%   due 1997            -            20,000            6.36%  due 2006              17,000           17,000
7.05%  due 1999         30,000          30,000            6.40%  due 2006              33,000           33,000
6.2%   due 2000         30,000          30,000            6.00%  due 2008               8,700            8,700
9.48%  due 2000         20,000          20,000            6.1%   due 2021              28,500           28,500
8.05%  due 2002         30,000          30,000            8.6%   due 2022              30,000           30,000
6.6%   due 2003         20,000          20,000            8.8%   due 2022              30,000           30,000
7.22%  due 2003         40,000          40,000            6.97%  due 2023              30,000           30,000
9.1%   due 2003         30,000          30,000            7.65%  due 2023              30,000           30,000
6.34%  due 2004         40,000          40,000            8.15%  due 2023              60,000           60,000
6.77%  due 2005         30,000          30,000            5.95%  due 2027              13,690                -
                                                                                       ------          -------
         Subtotal                                                                     570,890          597,200
Amounts due within one year                                                                 -          (40,000)
Unamortized net discount                                                                  (39)             (43)
                                                                                          ---              ---

         Total                                                                      $ 570,851        $ 557,157

Other long-term debt (excludes amounts due within one year
   of $22 for 1997 and $20 for 1996)                                                    6,073            6,095
                                                                                        -----            -----

         Total long-term debt                                                       $ 576,924        $ 563,252
                                                                                    =========        =========


                                 (in thousands)
Penelec
-------

First Mortgage Bonds - Series as noted (a):

                           1997          1996                                           1997             1996
                           ----          ----                                           ----             ----

6 1/4% due 1997        $    -       $   26,000            6.7%   due 2005           $  30,000       $   30,000
7 7/8% due 1998          30,000         30,000            6.35%  due 2006              40,000           40,000
5.99%  due 1999          50,000            -              8.05%  due 2006              10,000           10,000
6.15%  due 2000          30,000         30,000            6 1/8% due 2007               4,110            4,110
6.8%   due 2001          20,000         20,000            6.55%  due 2009              50,000           50,000
8.70%  due 2001          30,000         30,000            5.35%  due 2010              12,310           12,310
7.40%  due 2002          10,000         10,000            5.35%  due 2010              12,000           12,000
7.43%  due 2002          30,000         30,000            5.80%  due 2020              20,000           20,000
7.92%  due 2002          10,000         10,000            8.33%  due 2022              20,000           20,000
7.40%  due 2003          10,000         10,000            7.49%  due 2023              30,000           30,000
6.60%  due 2003          30,000         30,000            8.38%  due 2024              40,000           40,000
7.02%  due 2003          20,000         20,000            8.61%  due 2025              30,000           30,000
7.48%  due 2004          40,000         40,000            7.53%  due 2025              40,000           40,000
6.10%  due 2004          30,000         30,000            6.05%  due 2025              25,000           25,000
                                                                                       ------           ------
         Subtotal                                                                     703,420          679,420
Amounts due within one year                                                           (30,000)         (26,000)
Unamortized net discount                                                                  (12)              (8)
                                                                                          ---               --

         Total                                                                        673,408          653,412

Other long-term debt (excludes amounts due within one year
   of $11 for 1997 and $10 for 1996)                                                    3,036            3,047
                                                                                        -----            -----

         Total long-term debt                                                       $ 676,444       $  656,459
                                                                                    =========       ==========



(a) Substantially all of the utility plant owned by the GPU Energy companies is subject to the lien of their respective mortgages.



      For the years 1998, 1999, 2000, 2001 and 2002 GPU has long-term debt maturities for first mortgage bonds and other long-term debt as follows:

                                  (in millions)
Company           1998         1999          2000           2001         2002
-------           ----         ----          ----           ----         ----

JCP&L             $  -         $  -          $ 40          $ 40          $ 50
Met-Ed               -           30            50             -            30
Penelec             30           50            30            50            50
GPUI Group         589          152           622           441           564
GPUS                 -            -             -            22             -
                   ---          ---           ---           ---           ---
  Total           $619         $232          $742          $553          $694
                  ====         ====          ====          ====          ====

      The estimated fair value of GPU's long-term debt, including amounts due within one year, as of December 31, 1997 and 1996 was as follows:

                                  (in thousands)
                      1997                                     1996
                      ----                                     ----
               Carrying           Fair              Carrying            Fair
                Amount            Value             Amount              Value
                ------            -----             ------              -----

JCP&L         $1,173,315       $1,231,766         $1,273,166         $1,277,853
Met-Ed           576,946          607,336            603,272            607,588
Penelec          706,455          736,031            682,469            666,292
GPUI Group     2,466,690        2,467,286            751,692            744,605
GPUS              22,000           22,000             35,000             35,000
                  ------           ------             ------             ------
  Total       $4,945,406       $5,064,419         $3,345,599         $3,331,338
              ==========       ==========         ==========         ==========

      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to GPU for debt of the same remaining maturities and credit qualities.

      At December 31, 1997, the GPUI Group had long-term debt outstanding of $2.5 billion of which approximately $1.1 billion was guaranteed by GPU, Inc. The guaranteed amount consisted of the following: $450 million under a five-year
U.S. bank credit agreement used to partially fund GPU Electric, Inc.'s acquisition of PowerNet (see Note 5); (pound)340 million (approximately U.S. $561 million at December 31, 1997) under a bank term loan facility used to fund GPU Electric, Inc.'s investment in Midlands; A$80 million (approximately U.S. $52 million at December 31, 1997) through a bank term loan facility used to fund GPU Electric, Inc.'s purchase of its interest in Solaris Power; and approximately $32 million through a bank term loan facility used to fund construction of GPU International Inc.'s Mid-Georgia Cogen, L.P. project.

4. STOCKHOLDERS' EQUITY

                                  COMMON EQUITY

Common Stock:

GPU, Inc.

      The following table presents information relating to the common stock ($2.50 par value) of GPU, Inc.:
                                 1997              1996                 1995
                                 ----              ----                 ----

Authorized shares              350,000,000       350,000,000         350,000,000
Issued shares                  125,783,338       125,783,338         125,783,338
Reacquired shares                4,950,727         5,172,201           5,359,997
Outstanding shares             120,832,611       120,611,137         120,423,341
Outstanding restricted units       248,883           258,705             195,499

      In 1995, GPU, Inc. sold five million additional shares of common stock, for net proceeds of $157.5 million. The issuance resulted in a credit to capital surplus totaling $71.9 million. In 1997, 1996 and 1995, under GPU, Inc.'s Dividend Reinvestment Plan, capital surplus was credited $3.0 million, $3.0 million and $2.7 million, respectively, for shares sold.

      In 1997, 1996 and 1995, pursuant to the 1990 Restricted Stock Plan, GPU, Inc. issued restricted units to officers representing rights to receive shares of common stock, on a one-for-one basis, at the end of the five-year vesting or restriction period. Beginning with awards in 1995, the number of shares eventually issued will vary from the number of units awarded according to the degree that GPU, Inc.'s performance goals have been met for the restriction period. The shares issuable at the end of the period could range from 0% to 200% of the originally awarded units. In 1997, GPU, Inc. also issued restricted units to outside directors representing rights to receive shares of common stock, on a one-for-one basis, under the Deferred Stock Unit Plan for Outside Directors. In 1997, GPU adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share," which requires a dual presentation of earnings per share for companies that have common stock equivalents. GPU's basic and diluted earnings per share in accordance with FAS 128 are not materially different. The restricted units are considered common stock equivalents and accordingly, are reflected in the computation of diluted earnings per share shown on the income statement. The restricted units accrue dividend equivalents on a quarterly basis, which are invested in additional equivalent units. In 1997, 1996 and 1995, GPU, Inc. awarded to plan participants 64,941, 63,206 and 83,600 restricted units, respectively. In 1997, 1996 and 1995, GPU, Inc. issued a total of 54,491, 37,253 and 30,558 shares, respectively, from previously reacquired shares.

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

      At December 31, 1997 and 1996, the following issues of common stock were outstanding:
                                                        (in thousands)
GPU, Inc.                                        1997                1996
---------                                        ----                ----

Common stock, par value $2.50 per share        $314,458            $314,458
                                               ========            ========

JCP&L
-----

Common stock, par value $10 per share,
16,000,000 shares authorized, 15,371,270
shares issued and outstanding                  $153,713            $153,713
                                               ========            ========

Met-Ed
------

Common stock, no par value, 900,000 shares
authorized, 859,500 shares issued
and outstanding                                $ 66,273            $ 66,273
                                               ========            ========

Penelec
-------

Common stock, par value $20 per share,
5,400,000 shares authorized, 5,290,596
shares issued and outstanding                  $105,812            $105,812
                                               ========            ========


Accumulated Other Comprehensive Income/(Loss):

      In 1997, GPU adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income," which required GPU to reclassify, for financial reporting purposes only, certain amounts shown below which were previously included in Retained Earnings, and are now included in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets. After making these balance sheet reclassifications, the following amounts were included in Accumulated other comprehensive income/(loss) at December 31, 1997 and December 31, 1996:

GPU, Inc. and Subsidiary Companies                          (in thousands)
----------------------------------
                                                         1997            1996
                                                         ----            ----
 Net unrealized gains on investments                  $ 19,358        $ 12,984
 Foreign currency translation                          (44,916)          4,013
 Minimum pension liability                              (3,738)         (2,243)
                                                        ------          ------
   Accumulated other comprehensive income/(loss)      $(29,296)       $ 14,754
                                                      ========        ========

Met-Ed                                               (in thousands)
------
                                                  1997             1996
                                                  ----             ----
 Net unrealized gains on investments            $ 12,906         $  8,657
 Minimum pension liability                          (419)            (262)
                                                    ----             ----
   Accumulated other comprehensive income       $ 12,487         $  8,395
                                                ========         ========

Penelec
-------

 Net unrealized gains on investments            $  6,454         $  4,329
 Minimum pension liability                          (122)             -
                                                    ----            -----
   Accumulated other comprehensive income       $  6,332         $  4,329
                                                ========         ========


The components of other comprehensive income/(loss), and the related tax effects, for the years 1997, 1996 and 1995 are as follows:

                                                         (in thousands)
GPU, Inc. and Subsidiary Companies             Amount      Income Tax    Amount
                                               Before      (Expense)     Net of
1997                                           Taxes        Benefit      Taxes
----                                           -----        -------      -----

Unrealized gains on investments:
Gains on investments during the year           $ 10,895    $ (4,521)   $  6,374
Less: Realized gains in net income                 -            -           -
                                                -------      -------     ------
Net unrealized gains on investments              10,895      (4,521)      6,374
Foreign currency translation                    (73,115)     24,186     (48,929)
Minimum pension liability                        (2,541)      1,046      (1,495)
                                                 ------       -----      ------
     Total other comprehensive income/(loss)   $(64,761)   $ 20,711    $(44,050)
                                               ========    ========    ========

1996
----

Unrealized gains on investments:
Gains on investments during the year           $ 10,797    $ (3,922)   $  6,875
Less: Realized gains in net income               (9,494)      3,323      (6,171)
                                                 ------       -----      ------
Net unrealized gains on investments               1,303        (599)        704
Foreign currency translation                      3,054         -         3,054
Minimum pension liability                        (3,706)      1,531      (2,175)
                                                 ------       -----      ------
     Total other comprehensive income          $    651    $    932    $  1,583
                                               ========    ========    ========

1995
----

Unrealized gains on investments:
Gains on investments during the year           $ 22,692    $ (9,307)   $ 13,385
Less: Realized gains in net income              (11,775)      4,121      (7,654)
                                                -------       -----      ------
Net unrealized gains on investments              10,917      (5,186)      5,731
Foreign currency translation                        959         -           959
Minimum pension liability                         1,094        (462)        632
                                                  -----        ----         ---
     Total other comprehensive income          $ 12,970    $ (5,648)   $  7,322
                                               ========    ========    ========

                                                      (in thousands)
Met-Ed                                 Amount           Income Tax      Amount
------                                 Before          (Expense)        Net of
1997                                   Taxes            Benefit         Taxes
----                                   -----            -------         -----

Net unrealized gains on investments   $ 7,263           $(3,014)        $ 4,249
Minimum pension liability                (267)              110            (157)
                                         ----               ---            ----
   Total other comprehensive income   $ 6,996           $(2,904)        $ 4,092
                                      =======           =======         =======

1996
----

Net unrealized gains on investments   $ 6,883           $(2,856)        $ 4,027
Minimum pension liability                (448)              186            (262)
                                         ----              ---             ----
   Total other comprehensive income   $ 6,435           $(2,670)        $ 3,765
                                      =======           =======         =======

1995
----

Net unrealized gains on investments   $ 8,768           $(3,649)        $ 5,119
Minimum pension liability                 -                 -               -
                                        -----             -----           -----
   Total other comprehensive income   $ 8,768           $(3,649)        $ 5,119
                                      =======           =======         =======


Penelec
-------

1997
----

Net unrealized gains on investments   $ 3,632           $(1,507)        $ 2,125
Minimum pension liability                (209)               87            (122)
                                         ----                --            ----
   Total other comprehensive income   $ 3,423           $(1,420)        $ 2,003
                                      =======           =======         =======

1996
----

Net unrealized gains on investments   $ 3,442           $(1,428)        $ 2,014
Minimum pension liability                 -                 -               -
                                        -----             -----           -----
   Total other comprehensive income   $ 3,442           $(1,428)        $ 2,014
                                      =======           =======         =======

1995
----

Net unrealized gains on investments   $ 4,384           $(1,791)        $ 2,593
Minimum pension liability                 -                 -               -
                                        -----             -----           -----
   Total other comprehensive income   $ 4,384           $(1,791)        $ 2,593
                                      =======           =======         =======

                                PREFERRED EQUITY

Cumulative Preferred Stock:

 At December 31, 1997 and 1996, the following issues of cumulative preferred stock were outstanding:

GPU, Inc. and Subsidiary Companies
----------------------------------

                                                     (in thousands)
                                                1997               1996
                                                ----               ----
Cumulative preferred stock (a):
  With mandatory redemption (d)              $ 104,000          $ 124,000
  Amounts due within one year (e)              (12,500)           (10,000)
                                               -------            -------
 Total cumulative preferred stock
   with mandatory redemption                 $  91,500          $ 114,000
                                             =========          =========

  Without mandatory redemption (b), (f)      $  65,996          $  65,996
  Premium on cumulative preferred stock            482                482
                                                   ---                ---
 Total cumulative preferred stock
   without mandatory redemption              $  66,478          $  66,478
                                             =========          =========


JCP&L
-----

Cumulative preferred stock, without par value, 15,600,000 shares authorized, 1,415,000 and 1,615,000 shares issued and outstanding in 1997 and 1996, respectively (a):

                                                     (in thousands)
                                                1997               1996
                                                ----               ----
Cumulative preferred stock -
  without mandatory redemption (b):
    4% Series, 125,000 shares,
      callable at $106.50 a share             $ 12,500           $ 12,500
    7.88% Series E, 250,000 shares,
      callable at $103.65 a share               25,000             25,000
                                                ------             ------
      Subtotal                                  37,500             37,500
Premium on cumulative preferred stock              241                241
                                                   ---                ---
      Total cumulative preferred stock -
        without mandatory redemption          $ 37,741           $ 37,741
                                              ========           ========

Cumulative preferred stock -
  with mandatory redemption (c), (d), (e):
    8.48% Series I, 100,000 shares in 1997
      and 300,000 shares in 1996              $ 10,000           $ 30,000
    8.65% Series J, 500,000 shares              50,000             50,000
    7.52% Series K, 440,000 shares              44,000             44,000
                                                ------             ------
      Subtotal                                 104,000            124,000
Amounts due within one year (e)                (12,500)           (10,000)
                                               -------            -------
      Total cumulative preferred stock -
        with mandatory redemption             $ 91,500           $114,000
                                              ========           ========

Met-Ed
------

Cumulative preferred stock, without par value, 10,000,000 shares authorized, 119,475 shares issued and outstanding in 1997 and 1996, without mandatory redemption (a), (b), (f):
                                                     (in thousands)
                                                1997               1996
                                                ----               ----
3.90% Series, 64,384 shares in 1997 and
 1996, callable at $105.625 a share          $  6,438           $  6,438
4.35% Series, 22,517 shares in 1997 and
 1996, callable at $104.25 a share              2,252              2,252
3.85% Series, 9,252 shares in 1997 and
 1996, callable at $104.00 a share                925                925
3.80% Series, 7,982 shares in 1997 and
 1996, callable at $104.70 a share                798                798
4.45% Series, 15,340 shares in 1997 and
 1996, callable at $104.25 a share              1,534              1,534
                                                -----              -----
      Subtotal                                 11,947             11,947
Premium on cumulative preferred stock             109                109
                                                  ---                ---
      Total cumulative preferred stock       $ 12,056           $ 12,056
                                             ========           ========


Penelec
-------

Cumulative preferred stock, without par value, 11,435,000 shares authorized, 165,485 shares issued and outstanding in 1997 and 1996, without mandatory redemption (a), (b), (f):

                                                     (in thousands)
                                                1997               1996
                                                ----               ----
4.40% Series B, 29,678 shares in 1997 and
 1996, callable at $108.25 per share         $  2,968           $  2,968
3.70% Series C, 49,568 shares in 1997 and
 1996, callable at $105.00 per share            4,957              4,957
4.05% Series D, 28,219 shares in 1997 and
 1996, callable at $104.53 per share            2,822              2,822
4.70% Series E, 14,103 shares in 1997 and
 1996, callable at $105.25 per share            1,410              1,410
4.50% Series F, 17,081 shares in 1997 and
 1996, callable at $104.27 per share            1,708              1,708
4.60% Series G, 26,836 shares in 1997 and
 1996, callable at $104.25 per share            2,684              2,684
                                                -----              -----
      Subtotal                                 16,549             16,549
Premium on cumulative preferred stock             132                132
                                                  ---                ---
      Total cumulative preferred stock       $ 16,681           $ 16,681
                                             ========           ========


(a) At December 31, 1997 and 1996, the GPU Energy companies were authorized to issue 37,035,000 shares of cumulative preferred stock. If dividends on any of the preferred stock are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the board of directors of that company until all dividends in arrears have been paid. A GPU Energy company may not redeem preferred stock unless dividends on all of its preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment.

(b) The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 1997, the aggregate amount at which these shares could be called by the GPU Energy companies was $69 million (JCP&L $39 million; Met-Ed $13 million; Penelec $17 million).

(c) The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. The 7.52% Series is to be redeemed ratably over twenty years beginning in 1998. The 8.65% Series is to be redeemed ratably over six years beginning in 2000. The 8.48% Series is not callable and is to be redeemed ratably over a five-year period which began in 1996.

(d) During 1997, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. JCP&L's total redemption cost was $20 million. During 1995, JCP&L repurchased in the market 60,000 shares of its 7.52% cumulative preferred stock with mandatory redemption, with a stated value of $6 million. JCP&L's total redemption cost was $6.1 million, which resulted in a $0.1 million charge to Retained Earnings.

(e) The outstanding shares with mandatory redemption have the following redemption requirements over the next five years: $12.5 million in 1998, $2.5 million in 1999, and $10.8 million in 2000, 2001 and 2002. The fair value of the preferred stock with mandatory redemption, including amounts due within one year, based on market price quotations at December 31, 1997 and 1996, was $109.9 million and $133.9 million, respectively.

(f) During 1996, Met-Ed and Penelec reacquired, pursuant to cash tender offers, preferred shares for a total cost of $7.7 million and $14.4 million, respectively. A reacquisition gain of $3.7 million and $5.6 million was recorded for Met-Ed and Penelec, respectively, which resulted in an increase in GPU, Inc.'s 1996 diluted earnings per share of $0.08.


Subsidiary-Obligated Mandatorily Redeemable Preferred Securities:

      JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P., are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. In 1995, JCP&L Capital, L.P. issued $125 million of mandatorily redeemable preferred securities (Preferred Securities) and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million and $105 million, respectively, of Preferred Securities. The proceeds were then lent to JCP&L, Met-Ed and Penelec, respectively, which, in turn, issued their deferrable interest subordinated debentures to the partnerships. The following issues of Preferred Securities were outstanding at December 31, 1997 and 1996:

                                      Issue     Securities            Total
Company                  Series       Price     Outstanding       (in thousands)
-------                  ------       -----     -----------       --------------

JCP&L Capital, L.P.      8.56%         $25       5,000,000           $125,000
Met-Ed Capital, L.P.     9.00%         $25       4,000,000            100,000
Penelec Capital, L.P.    8.75%         $25       4,200,000            105,000
                                                                      -------
        Total                                                        $330,000
                                                                     ========

      The fair value of the Preferred Securities based on market price quotations at December 31, 1997 and 1996 was $341 million (JCP&L $128 million; Met-Ed $104 million; Penelec $109 million) and $337 million (JCP&L $127 million; Met-Ed $103 million; Penelec $107 million), respectively.

      The Preferred Securities of JCP&L Capital, L.P. mature in 2044, while those of Met-Ed Capital, L.P. and Penelec Capital, L.P. mature in 2043. Their respective Preferred Securities are redeemable at the option of JCP&L beginning in 2000, and at the option of Met-Ed and Penelec beginning in 1999, at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the federal tax deduction for interest paid on the subordinated debentures. JCP&L, Met-Ed and Penelec have fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of their respective Preferred Securities. Distributions on the Preferred Securities (and interest on the subordinated debentures) may be deferred for up to 60 months, but JCP&L, Met-Ed and Penelec may not pay dividends on, or redeem or acquire, any of their preferred or common stock until deferred payments on their respective subordinated debentures are paid in full.


5. ACQUISITIONS

                                    POWERNET

      In November 1997, GPU Electric acquired the business of PowerNet Victoria (PowerNet) from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). The fair value of the assets acquired totaled approximately U.S. $2 billion and the amount of liabilities assumed totaled approximately U.S. $135.7 million. PowerNet owns and operates the existing high-voltage electricity transmission system in the State of Victoria. The PowerNet transmission system serves all of Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million.

      The PowerNet acquisition was financed through: (1) a senior debt credit facility of A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year U.S. $450 million bank credit agreement which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of U.S. $50 million. In early 1998, GPU, Inc. expects to issue and sell up to seven million shares of common stock, the net proceeds of which will be used to reduce indebtedness associated with the PowerNet and Midlands acquisitions.

      As part of the PowerNet acquisition, the GPUI Group entered into various interest rate swap agreements to mitigate the risk of increases in variable interest rates on the senior debt credit facility. These swaps became effective on November 6, 1997, and are scheduled to expire on various dates through November 2007. The GPUI Group expects to record amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt.

      The  acquisition  of PowerNet  will be  accounted  for under the  purchase method of accounting. The total acquisition costs exceed the preliminary estimated value of net assets by A$862 million (approximately U.S. $560 million). This excess amount is considered goodwill and will be amortized on a straight-line basis over 40 years. The amount of goodwill will be revised within twelve months when the final valuation of net assets is completed and is not expected to be materially different.

      PowerNet has been included in the consolidated financial statements since its purchase on November 6, 1997. The following unaudited pro forma consolidated results of operations for the years 1997 and 1996 have been prepared in accordance with Accounting Principles Board Opinion No. 16 assuming the acquisition date was effective January 1, 1996 with debt financing. The pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date of January 1, 1996, nor are they necessarily indicative of future results. The pro forma consolidated operating results are for information purposes only and are as follows:


                                                             (Unaudited)

                                               1997                           1996
(in thousands except                    As                             As
per share amounts)                   Reported         Pro Forma     Reported      Pro Forma

Operating revenues                  $ 4,143,379     $ 4,316,452   $ 3,970,711    $ 4,184,661
Net income                          $   335,101     $   326,742   $   298,352    $   282,494
Basic earnings per share            $      2.78     $      2.71   $      2.48    $      2.34
Diluted earnings per share          $      2.77     $      2.70   $      2.47    $      2.34


                            MIDLANDS ELECTRICITY plc

      In 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners Holdings (Holdings), a 50/50 joint venture, to acquire Midlands Electricity plc (Midlands), an English regional electric company. A wholly-owned subsidiary of Holdings, Avon, purchased the outstanding shares of Midlands through a cash tender offer of (pound)1.7 billion (approximately U.S. $2.6 billion). GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric, Inc.

      Midlands supplies and distributes electricity to 2.3 million customers in England in an area with a population of five million. Midlands also owns a generation business that produces electricity domestically and internationally and a gas supply company that provides natural gas to 8,000 customers in England. In addition, Midlands owns and has under development a number of international generation projects.

      EI UK borrowed approximately (pound)342 million (approximately U.S. $586 million) through a GPU, Inc. guaranteed five-year bank term loan facility to fund its investment in Holdings. Holdings borrowed approximately (pound)1.1 billion (approximately U.S. $1.8 billion) through a term loan and revolving credit facility to provide for the balance of the acquisition price.

      EI UK accounts for its 50% investment in Holdings using the equity method of accounting (see Note 6, GPUI Group Equity Investments). Accordingly, EI UK's investment is reported on the Consolidated Balance Sheets in GPUI Group equity investments, and its proportionate share of earnings from Holdings is reflected in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income. EI UK has recorded its proportionate share of Holdings' income/(loss) from the acquisition date.

     The acquisition of Midlands by Avon is accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by (pound)1.4 billion (approximately U.S. $2.1 billion). This excess amount is considered goodwill and is being amortized to expense on a straight-line basis over 40 years.

6. GPUI GROUP EQUITY INVESTMENTS

      The GPUI Group uses the equity method of accounting for investments in which it has the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method follow:

                                                                 Ownership
Investment                          Location of Operations       Percentage
----------                          ----------------------       ----------
Brooklyn Energy, L.P. *               Canada                       75%
Midlands Electricity plc              United Kingdom               50%
Solaris Power **                      Australia                    50%
Prime Energy, L.P.                    United States                50%
Onondaga Cogen, L.P.                  United States                50%
Pasco Cogen, Ltd.                     United States                50%
GPU Solar, Inc.                       United States                50%
Termobarranquilla S.A                 Colombia                     29%
Selkirk Cogeneration Partners, L.P.   United States                19%
EnviroTech Investment Fund            United States                10%
Ballard Generation Systems, Inc.      Canada                       10%
Project Orange Associates, L.P.       United States                 4%
OLS Power, L.P.                       United States                 1%


* Accounted for under the equity method in anticipation of a reduction in ownership to 27%.
** Sold in January 1998.


Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both the GPUI Group's ownership interests and the non-ownership interests, is as follows:

                                                   Ownership
                                                   ---------
Balance Sheet Data (in thousands)        GPUI Group       Other Owners
------------------                       ----------       ------------

1997
Current Assets                          $   284,033       $   391,018
Noncurrent Assets                         2,918,125         3,616,461
Current Liabilities                        (755,499)         (814,572)
Long-Term Debt                           (1,497,982)       (2,086,257)
Other Noncurrent Liabilities               (307,504)         (396,675)
                                           --------          --------
Equity in Net Assets                    $   641,173       $   709,975
                                        ===========       ===========

1996
Current Assets                          $   457,936       $   560,900
Noncurrent Assets                         2,689,340         3,302,994
Current Liabilities                        (581,140)         (642,459)
Long-Term Debt                           (1,544,598)       (2,045,646)
Other Noncurrent Liabilities               (287,141)         (419,198)
                                           --------          --------
Equity in Net Assets                    $   734,397        $   756,591
                                        ===========        ===========

                                                   Ownership
                                                   ---------
Earnings Data (in thousands)             GPUI Group       Other Owners
-------------                            ----------       ------------

1997
Operating Revenues                      $ 1,379,049       $ 1,552,016
Depreciation and Amortization               (52,860)          (77,899)
Operating Income                            186,069           224,148
Other Income and Deductions                 (78,644)          (72,708)
Interest and Preferred Dividends           (124,222)         (163,123)
Net Income Loss                         $   (16,797)      $   (11,683)

GPUI Group's Equity in
    Net Income/(Loss)                   $   (27,100)
                                        ===========

1996
Operating Revenues                      $   841,757       $ 1,027,281
Depreciation and Amortization               (35,642)          (53,279)
Operating Income                            108,011           158,326
Other Income and Deductions                   4,037               632
Interest and Preferred Dividends            (79,786)         (120,874)
Net Income                              $    32,262       $    38,084

GPUI Group's Equity in
    Net Income/(Loss)                   $    33,981
                                        ===========

1995
Operating Revenues                      $   262,044       $   418,573
Depreciation and Amortization                (9,852)          (25,837)
Operating Income                             34,527            63,018
Other Income and Deductions                    (401)             (526)
Interest and Preferred Dividends            (31,189)          (66,621)
Net Income                              $     2,937       $     3,077

GPUI Group's Equity in
    Net Income/(Loss)                   $    (3,597)
                                        ===========

For the years 1997, 1996 and 1995, the GPUI Group received cash distributions totaling $42.8 million, $10 million and $3.3 million, respectively.

         As of December 31, 1997 and 1996, GPUI Group equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) of approximately $66 million and $34 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to $3.6 million, $1.6 million and $1.3 million, respectively. In 1997, the GPUI Group recorded a net increase in goodwill of $35.6 million due primarily to franchise fees associated with the Solaris Power (Solaris) investment.

         In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of the sale. As a result, GPU will record an after-tax gain on the sale of U.S. $18.3 million in the first quarter of 1998.

7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS

       GPU's  use  of  derivative   financial  and  commodity   instruments   is
principally limited to the GPUI Group. GPU does not hold or issue derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:

       The GPUI Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At December 31, 1997, these agreements covered approximately $1.5 billion of debt and are scheduled to expire on various dates through November 2007. The GPUI Group records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPUI Group. For the year ended December 31, 1997, fixed rate interest expense exceeded variable rate interest by approximately $3.7 million. (For additional information, see GPUI Group section, Management's Discussion and Analysis.)

Sterling Put Options:

       GPU Electric uses sterling put options to reduce exposure to exchange rate fluctuations between the British pound and the U.S. dollar relative to distributions received from Midlands. These put options give GPU Electric the right, but not the obligation, to sell sterling and buy U.S. dollars at a specific price. GPU Electric's exposure to losses from changes in the relative values of these currencies is limited to its initial investment in the put options, which was $0.6 million. Mark-to-market accounting is followed for these put options, which are recorded in Other Current Assets in the Consolidated Balance Sheets. Monthly mark-to-market gains and losses, gains from exercising the put options and amortization of expiring options totaled $325 thousand for the year ended December 31, 1997, and are included in Other Income, Net in the Consolidated Statements of Income. The put options were purchased on January 3, 1997 and expired on December 31, 1997.

Australian Dollar Put Options:

       GPU Electric used an Australian dollar put option to reduce its exposure to exchange rate fluctuations between the Australian dollar and the U.S. dollar, relative to the net proceeds to be received from the sale of its 50% stake in Solaris. The put option gave GPU Electric the right, but not the obligation, to sell Australian dollars and buy U.S. dollars at a specific price. GPU Electric's exposure to losses from changes in the relative values of these currencies was limited to its initial investment in the put option, which was $1.0 million. This put option was recorded as an asset when it was purchased in 1997, and was charged to expense when Solaris was sold in January 1998.

8. INCOME TAXES

      As of December 31, 1997 and 1996, the Consolidated Balance Sheets reflected income taxes recoverable through future rates (primarily related to liberalized depreciation), and a regulatory liability for income taxes refundable through future rates (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993, as follows:

                                                       (in millions)
                                                     1997        1996
                                                     ----        ----
Income Taxes Recoverable Through Future Rates:
     JCP&L                                           $128        $143
     Met-Ed                                           179         174
     Penelec                                          204         210
                                                      ---         ---
       Total                                         $511        $527
                                                     ====        ====

Income Taxes Refundable Through Future Rates:
     JCP&L                                           $ 37        $ 33
     Met-Ed                                            22          23
     Penelec                                           30          32
                                                       --          --
       Total                                         $ 89        $ 88
                                                     ====        ====

      Summaries of the components of deferred taxes as of December 31, 1997 and 1996 are as follows:


GPU, Inc. and Subsidiary Companies:
-----------------------------------

                                   (in millions)
Deferred Tax Assets                        Deferred Tax Liabilities
-------------------                        ------------------------

                     1997       1996                              1997     1996
                     ----       ----                              ----     ----
Current:                                 Current:
Unbilled revenue     $ 31       $ 23     Revenue taxes           $   10   $   12
                                                                 ======   ======
Deferred energy         7          -
Other                  46          9
                       --          -
  Total              $ 84       $ 32
                     ====       ====

Noncurrent:                              Noncurrent:
Unamortized ITC      $ 89       $ 88        Liberalized
Decommissioning        74         75          depreciation:
Contributions in aid                           previously flowed
  of construction      24         24            through          $  263   $  292
Other                 196        146             future revenue
                      ---        ---
    Total            $383       $333               requirements     193      203
                     ====       ====                                ---      ---

                                              Subtotal              456      495
                                              Liberalized
                                               depreciation         860      859
                                              Other                 250      209
                                                                    ---      ---
                                                  Total          $1,566   $1,563
                                                                 ======   ======

JCP&L:
------

                                   (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------

                     1997       1996                              1997     1996
                     ----       ----                              ----     ----
Current:                                      Current:
Unbilled revenue     $ 21        $ 18         Revenue taxes       $ 10      $ 12
                                                                  ====      ====
Deferred energy         7           5
                       --          --
   Total             $ 28        $ 23
                     ====        ====

Noncurrent:                                   Noncurrent:
Unamortized ITC      $ 38        $ 33         Liberalized
Decommissioning        33          32           depreciation:
Contributions in aid                             previously flowed
   of construction     19          19              through       $ 52       $ 76
Other                  65          55             future revenue
                       --          --               requirements   36         41
   Total             $155        $139                              --         --
                     ====        ====

                                              Subtotal             88        118
                                              Liberalized
                                               depreciation       411        412
                                             Forked River           7          9
                                             Other                138        125
                                                                  ---        ---
                                               Total             $644       $664
                                                                 ====       ====

Met-Ed:
-------
                                      (in millions)
Deferred Tax Assets                           Deferred Tax Liabilities

                     1997       1996                              1997     1996
                     ----       ----                              ----     ----
                                              Noncurrent:
Current:                                      Liberalized
Unbilled revenue     $  3       $  5           depreciation:
Other                   -          2            previously flowed
                       --         --
   Total             $  3       $  7             through          $ 97      $ 95
                     ====       ====
                                                future revenue
Noncurrent:                                      requirements       72        73
                                                                    --        --
Unamortized ITC      $ 22       $ 24
Decommissioning        27         28          Subtotal             169       168
Contributions in aid                          Liberalized
   of construction      2          2           depreciation        191       185
Other                  36         31         Other                  53        48
                       --         --                                --        --
  Total              $ 87       $ 85           Total              $413      $401
                     ====       ====                              ====      ====

Penelec:
--------
                                   (in millions)
Deferred Tax Assets                        Deferred Tax Liabilities

                     1997       1996                              1997     1996
                     ----       ----                              ----     ----
                                           Noncurrent:
Current:                                   Liberalized
Unbilled revenue     $  8       $  -        depreciation:
                     ====       ====
                                             previously flowed
Noncurrent:                                   through             $114      $119
Unamortized ITC      $ 30       $ 32         future revenue
Decommissioning        14         15          requirements          85        89
                                                                    --        --
Contributions in aid
   of construction      3          3       Subtotal                199       208
Other                   9         17       Liberalized
                       --         --         depreciation          245       239
  Total              $ 56       $ 67       Other                    34        26
                     ====       ====                                --        --
                                             Total                $478      $473
                                                                  ====      ====

      The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

GPU, Inc. and Subsidiary Companies:
-----------------------------------
                                                     (in millions)
                                        1997             1996            1995
                                        ----             ----            ----

Net income                              $335             $298            $440
Preferred stock dividends                 13               16              17
Gain on preferred stock reacquisition      -               (9)              -
Income tax expense                       234              184             265
                                         ---              ---             ---
   Book income subject to tax           $582*            $489*           $722
                                        ====             ====            ====

Federal statutory rate                    35%              35%             35%
State tax, net of federal benefit          4                3               4
Other                                      1                -              (2)
                                          --               --              --
   Effective income tax rate              40%              38%             37%
                                          ==               ==              ==



* Includes pre-tax foreign operations income of $34 million and $58 million, of which $20 million and $54 million, respectively, are included in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.


JCP&L:
------
                                                    (in millions)
                                        1997             1996            1995
                                        ----             ----            ----

Net income                              $212             $156            $199
Income tax expense                       112               74              97
                                         ---               --              --
   Book income subject to tax           $324             $230            $296
                                        ====             ====            ====

Federal statutory rate                    35%              35%             35%
Other                                      -               (3)             (2)
                                          --               --              --
   Effective income tax rate              35%              32%             33%
                                          ==               ==              ==

Met-Ed:
-------
                                                     (in millions)
                                        1997            1996            1995
                                        ----            ----            ----

Net income                              $ 93            $ 69            $149
Income tax expense                        66              50              92
                                          --              --              --
   Book income subject to tax           $159            $119            $241
                                        ====            ====            ====

Federal statutory rate                   35%             35%             35%
State tax, net of federal benefit         6               5               6
Amortization of ITC                       -              (2)             (1)
Other                                     -               4              (2)
                                         --              --              --
   Effective income tax rate             41%             42%             38%
                                         ==              ==              ==

Penelec:                                                  (in millions)
--------                                                  -------------
                                                 1997         1996         1995
                                                 ----         ----         ----

Net income                                       $ 95         $ 70         $111
Income tax expense                                 71           45           70
                                                   --           --           --
   Book income subject to tax                    $166         $115         $181
                                                 ====         ====         ====

Federal statutory rate                             35%          35%          35%
State tax, net of federal benefit                   6            6            6
Other                                               2          ( 2)         ( 2)
                                                   --           --           --
   Effective income tax rate                       43%          39%          39%
                                                   ==           ==           ==


Federal and state income tax expense is comprised of the following:

GPU, Inc. and Subsidiary Companies:
-----------------------------------
                                                          (in millions)
                                                 1997         1996         1995
                                                 ----         ----         ----

Provisions for taxes currently payable:
   Domestic                                      $206         $108         $154
   Foreign                                         40           11           -
                                                   --           --           --
        Total provision for taxes                $246         $119         $154
                                                 ====         ====         ====

Deferred income taxes:
   Liberalized depreciation                         9           27           31
   Deferral of energy costs                        (3)          (8)           1
   Accretion income                                 4            5            5
   Decommissioning                                 (5)          (9)          71
   Pension expense/Voluntary Enhanced
    Retirement Programs                           (10)          15           24
   Nonutility generation contract buyout costs      5           41           15
   Other                                           (2)           6          (25)
                                                   --           --          ---
        Deferred income taxes, net                 (2)          77          122
                                                   --           --          ---
Amortization of ITC, net                          (10)         (12)         (11)
                                                  ---          ---          ---
        Income tax expense                       $234         $184         $265
                                                 ====         ====         ====

      The foreign taxes in the above table for 1997 and 1996, include $41 million ($37 million Current; $4 million Deferred) and $17 million ($10 million Current; $7 million Deferred) in foreign tax expense which is netted in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.

JCP&L:
------
                                                          (in millions)
                                                  1997        1996      1995
                                                  ----        ----      ----

Provisions for taxes currently payable            $139         $ 70     $100
                                                  ----         ----     ----

Deferred income taxes:
   Liberalized depreciation                         (3)           1        8
   Nonutility generation contract buyout costs       6           22        6
   Gain/Loss on reacquired debt                     (1)           -        -
   New Jersey revenue tax                           (3)          (3)      (2)
   Deferral of energy costs                         (2)          (8)       1
   Abandonment loss - Forked River                  (5)          (4)      (4)
   Nuclear outage maintenance costs                 (4)           5       (6)
   Accretion income                                  4            5        5
   Unbilled revenue                                 (3)          (5)      (2)
   Pension expense/VERP                             (5)           4        3
   Decommissioning                                  (3)          (2)      (2)
   Demand-side management                           (3)          (4)       2
   Other postemployment benefits                     2            -        1
   Other                                            (2)           -       (7)
                                                    ---          --       ---
        Deferred income taxes, net                 (22)          11        3
                                                   ---           --        --
Amortization of ITC, net                            (5)          (7)      (6)
                                                    --           --       --
        Income tax expense                       $ 112        $  74    $  97
                                                 =====        =====    =====

Met-Ed:
-------
                                                          (in millions)
                                                  1997        1996      1995
                                                  ----        ----      ----

Provisions for taxes currently payable            $ 63         $ 25     $ 23
                                                  ----         ----     ----

Deferred income taxes:
   Liberalized depreciation                          6           10       10
   Deferral of energy costs                          -            5        -
   Decommissioning                                  (2)          (3)      46
   Pension expense/VERP                             (3)           5        8
   Unbilled revenue                                  3            -       (4)
   Nonutility generation contract buyout costs      (6)          14        8
   Nuclear outage maintenance costs                  3           (3)       3
   Nonutility generation contract
        over/(under) collections                     4            -        -
   Other postemployment benefits                    (1)           2        -
   Other                                             1           (3)       -
                                                    --           --       --
        Deferred income taxes, net                   5           27       71
                                                     -           --       --
Amortization of ITC, net                            (2)          (2)      (2)
                                                    --           --       --
        Income tax expense                        $ 66         $ 50     $ 92
                                                  ====         ====     ====


Penelec:
--------
                                                               (in millions)
                                                    1997            1996            1995
                                                    ----            ----            ----

Provisions for taxes currently payable              $ 61            $ 26            $ 28
                                                    ----            ----            ----

Deferred income taxes:
   Liberalized depreciation                            6               8              12
   Deferral of energy costs                           (1)              -               -
   Accretion income                                    -               -               -
   Decommissioning                                     -              (1)             21
   Pension expense/VERP                               (2)              7              13
   Unbilled revenue                                   (7)              5              (2)
   Nonutility generation contract buyout costs         5               5               -
   Nuclear outage maintenance costs                    1              (1)              1
   Nonutility generation contract
        over/(under)collections                        6               -               -
   Other postemployment benefits                       3              (1)              5
   Other                                               2               -              (5)
                                                      --              --              --
        Deferred income taxes, net                    13              22              45
                                                      --              --              --
Amortization of ITC, net                              (3)             (3)             (3)
                                                      --              --              --
        Income tax expense                          $ 71            $ 45            $ 70
                                                    ====            ====            ====

       The Internal Revenue Service (IRS) has completed its examinations of GPU's federal income tax returns through 1992. The years 1993 through 1995 are currently being audited.



9. SUPPLEMENTARY INCOME STATEMENT INFORMATION

       Maintenance expense and other taxes charged to operating expenses consisted of the following:


                                                      (in millions)
                                          1997            1996              1995
                                          ----            ----              ----

Maintenance:
    JCP&L                                 $102            $120              $128
    Met-Ed                                  46              50                54
    Penelec                                 68              65                71
                                            --              --                --
          Total Maintenance               $216            $235              $253
                                          ====            ====              ====

Other Taxes:
    New Jersey Unit Tax (JCP&L)           $211            $208              $209
                                          ----            ----              ----

    Pennsylvania State Gross Receipts:
       Met-Ed                             $ 39            $ 38              $ 35
       Penelec                              42              40                39
                                            --              --                --
          Total                           $ 81            $ 78              $ 74
                                          ----            ----              ----

                                                   (in millions)
                                        1997            1996              1995
                                        ----            ----              ----

    Real Estate and Personal Property:
       JCP&L                            $  9            $  8              $  8
       Met-Ed                              8               8                 7
       Penelec                            10               9                 8
                                          --              --                --
          Total                         $ 27            $ 25              $ 23
                                        ----            ----              ----

    Other:
       JCP&L                            $ 12            $ 13              $ 10
       Met-Ed                             12              15                13
       Penelec                            15              16                20
                                          --              --                --
          Total                         $ 39            $ 44              $ 43
                                        ----            ----              ----

          Total Other Taxes             $358            $355              $349
                                        ====            ====              ====

       The cost of services rendered to the GPU Energy companies by their affiliates is as follows:

                                                   (in millions)
                                        1997            1996              1995
                                        ----            ----              ----

JCP&L:
------
    Cost of services rendered by GPUN   $156            $221              $186
    Cost of services rendered by GPUS     31              44                43
    Cost of services rendered by Genco    52              85                 -
                                          --              --                --
       Total                            $239            $350              $229
                                        ====            ====              ====

    Amount Charged to Income            $228            $293              $183
                                        ====            ====              ====

Met-Ed:
-------
    Cost of services rendered by GPUN   $ 78            $ 67              $ 81
    Cost of services rendered by GPU      31              29                27
    Cost of services rendered by Genco    91              85                 -
                                          --              --                --
       Total                            $200            $181              $108
                                        ====            ====              ====

    Amount Charged to Income            $179            $153              $ 92
                                        ====            ====              ====

Penelec:
--------
    Cost of services rendered by GPUN   $ 40            $ 34              $ 41
    Cost of services rendered by GPUS     19              31                38
    Cost of services rendered by Genco   162             159                 -
                                         ---             ---               ---
       Total                            $221            $224              $ 79
                                        ====            ====              ====

    Amount Charged to Income            $195            $181              $ 67
                                        ====            ====              ====

       For the years 1997, 1996 and 1995, JCP&L purchased $24 million, $21 million and $23 million, respectively, of energy from a cogeneration project in which an affiliate has a 50% partnership interest.

10. EMPLOYEE BENEFITS

Pension Plans

       GPU maintains defined benefit pension plans covering substantially all employees. GPU's policy is to currently fund net pension costs within the deduction limits permitted by the Internal Revenue Code.

    Summaries of the components of net periodic pension cost follow:

                                                         (in millions)
GPU, Inc. and Subsidiary Companies                 1997      1996      1995
----------------------------------                 ----      ----      ----

Service cost-benefits earned during the period   $  31.1   $  36.1   $  30.0
Interest cost on projected benefit obligation      122.2     112.1     109.8
Less:    Expected return on plan assets           (131.5)   (123.2)   (112.9)
         Amortization                               (0.3)     (1.1)     (1.4)
                                                  ------    ------    ------
Net periodic pension cost                        $  21.5   $  23.9   $  25.5
                                                  ======    ======    ======


JCP&L

Service cost-benefits earned during the period   $   6.1   $   8.0   $   7.3
Interest cost on projected benefit obligation       34.2      32.1      32.9
Less:    Expected return on plan assets            (37.5)    (36.3)    (35.2)
         Amortization                               (0.2)     (0.3)     (0.3)
                                                  ------    ------    ------
Net periodic pension cost                        $   2.6   $   3.5   $   4.7
                                                  ======    ======    ======


Met-Ed

Service cost-benefits earned during the period   $   4.3   $   4.5   $   4.4
Interest cost on projected benefit obligation       21.8      19.6      20.2
Less:    Expected return on plan assets            (22.3)    (21.3)    (20.3)
         Amortization                                0.5         -      (0.1)
                                                  ------    ------    ------
Net periodic pension cost                        $   4.3   $   2.8   $   4.2
                                                  ======    ======    ======


Penelec

Service cost-benefits earned during the period   $   3.3   $   6.0   $   8.9
Interest cost on projected benefit obligation       26.2      29.3      34.9
Less:    Expected return on plan assets            (29.7)    (32.3)    (35.6)
         Amortization                                0.5       0.3       0.3
                                                  ------    ------    ------
Net periodic pension cost                        $   0.3   $   3.3   $   8.5
                                                  ======    ======    ======

       The above amounts for 1996 exclude pre-tax charges to earnings of $71 million (JCP&L $37 million; Met-Ed $17 million; Penelec $17 million) resulting from early retirement programs in that year. At December 31, 1996, GPU had funded the entire cost of its retirement programs.

        The actual return on the plans' assets for the years 1997, 1996 and 1995 resulted in gains as follows:

                              (in millions)
Company           1997            1996          1995
-------           ----            ----          ----

JCP&L            $ 97.8          $ 66.0        $101.3
Met-Ed             63.1            39.6          59.4
Penelec            81.1            53.5         100.3
Other              99.4            69.9          61.0
                  -----           -----         -----
  Total          $341.4          $229.0        $322.0
                  =====           =====         =====

        The funded status of the plans and related assumptions at December 31, 1997 and 1996 were as follows:

                                                         (in millions)
GPU, Inc. and Subsidiary Companies                  1997               1996
----------------------------------                  ----               ----

Accumulated benefit obligation (ABO):
   Vested benefits                               $ 1,422.1          $ 1,338.5
   Nonvested benefits                                161.6              137.8
                                                  --------           --------
       Total ABO                                   1,583.7            1,476.3
Effect of future compensation levels                 208.0              215.1
                                                  --------           --------
       Projected benefit obligation (PBO)        $ 1,791.7          $ 1,691.4
                                                  ========           ========

Plan assets at fair value                        $ 2,033.3          $ 1,801.8
PBO                                               (1,791.7)          (1,691.4)
                                                  --------           --------
   Plan assets in excess of PBO                      241.6              110.4
Less:  Unrecognized net gain                        (282.8)            (143.8)
       Unrecognized prior service cost                19.2                5.7
       Unrecognized net transition asset              (2.5)              (3.0)
       Adjustment required to recognize
          minimum liability                           (6.4)              (3.8)
                                                  --------           --------
     Accrued pension liability                   $   (30.9)         $   (34.5)
                                                  ========           ========


JCP&L

ABO:
   Vested benefits                                $ 413.9            $ 391.9
   Nonvested benefits                                27.1               27.8
                                                   ------             ------
       Total ABO                                    441.0              419.7
Effect of future compensation levels                 55.6               53.8
                                                   ------             ------
       PBO                                        $ 496.6            $ 473.5
                                                   ======             ======

Plan assets at fair value                         $ 577.1            $ 514.5
PBO                                                (496.6)            (473.5)
                                                   ------             ------
   Plan assets in excess of PBO                      80.5               41.0
Less:  Unrecognized net gain                        (87.7)             (45.7)
        Unrecognized prior service cost               9.3                2.2
         Unrecognized net transition asset           (1.2)              (1.5)
                                                   ------             ------
     Prepaid (accrued) pension cost               $   0.9            $  (4.0)
                                                   ======             ======

                                                          (in millions)
Met-Ed                                                   1997            1996
------                                                   ----            ----

ABO:
   Vested benefits                                    $ 267.1           $ 240.7
   Nonvested benefits                                    35.6              24.4
                                                       ------            ------
       Total ABO                                        302.7             265.1
Effect of future compensation levels                     43.2              37.4
                                                       ------            ------
       PBO                                            $ 345.9           $ 302.5
                                                       ======            ======

Plan assets at fair value                             $ 373.2           $ 309.9
PBO                                                    (345.9)           (302.5)
                                                       ------            ------
   Plan assets in excess of PBO                          27.3               7.4
Less:  Unrecognized net gain                            (32.8)             (7.1)
         Unrecognized prior service cost                  5.0               2.8
         Unrecognized net transition asset               (0.8)             (0.6)
         Adjustment required to recognize
           minimum liability                             (0.7)             (0.4)
                                                       ------            ------
     Prepaid (accrued) pension cost                   $  (2.0)          $   2.1
                                                       ======            ======


Penelec

ABO:
   Vested benefits                                    $ 332.5           $ 303.6
   Nonvested benefits                                    29.0              24.3
                                                       ------            ------
       Total ABO                                        361.5             327.9
Effect of future compensation levels                     42.9              39.1
                                                       ------            ------
       PBO                                            $ 404.4           $ 367.0
                                                       ======            ======

Plan assets at fair value                             $ 486.8           $ 411.8
PBO                                                    (404.4)           (367.0)
                                                       ------            ------
   Plan assets in excess of PBO                          82.4              44.8
Less:  Unrecognized net gain                            (69.8)            (35.2)
         Unrecognized prior service cost                  7.5               3.4
         Unrecognized net transition obligation           1.5               2.1
         Adjustment required to recognize
           minimum liability                             (0.2)                -
                                                       ------            ------
    Prepaid pension cost                              $  21.4           $  15.1
                                                       ======            ======




Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets         8.5                8.5
                                                          ===                ===
  Discount rate                                           7.0                7.5
                                                          ===                ===
  Annual increase in compensation levels                  5.0                5.5
                                                          ===                ===

      In 1997, changes in assumptions, primarily the decrease in the discount rate assumption from 7.5% to 7%, resulted in a $63 million increase (JCP&L $16 million; Met-Ed $10 million; Penelec $12 million; Other $25 million) in the PBO as of December 31, 1997. The assets of the plans are held in a Master Trust and generally invested in common stocks and fixed income securities. The unrecognized net gain represents actual experience different from that assumed, which is deferred and not included in the determination of pension cost until it exceeds certain levels. Both the unrecognized prior service cost resulting from retroactive changes in benefits and the unrecognized net transition asset arising out of the adoption of Statement of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions," are being amortized to pension cost over the average remaining service periods for covered employees.

       At December 31, 1997, 1996 and 1995, GPU had accumulated pension obligations in excess of amounts accrued; as a result, additional minimum liabilities in the amounts of $3.7 million (Met-Ed $0.4 million; Penelec $0.1 million; Other $3.2 million), $2.2 million (Met-Ed $0.3 million; Other $1.9 million) and $0.1 million (Other), respectively, net of deferred income taxes of $2.7 million (Met-Ed $0.3 million; Penelec $0.1 million; Other $2.3 million), $1.6 million (Met-Ed $0.2 million; Other $1.4 million) and $0.1 million (Other), respectively, are reflected as reductions in Accumulated other comprehensive income/(loss).

Savings Plans

      GPU also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits and for various levels of employer matching contributions. The matching contributions for GPU were as follows:

                                                      (in millions)
Company                                          1997      1996      1995
-------                                          ----      ----      ----


JCP&L                                       $     2.4 $     2.8 $     3.2
Met-Ed                                            3.1       3.2       2.7
Penelec                                           1.3       1.4       2.5
Other                                             5.8       6.7       5.0
                                              -------   -------   -------
  Total                                     $    12.6 $    14.1 $    13.4
                                              =======   =======   =======


Postretirement Benefits Other Than Pensions

        GPU provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for GPU. Health-care benefits are administered by various organizations. A portion of the costs are borne by the participants. Effective January 1, 1993, GPU adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that the estimated cost of these benefits, which are primarily for health care, be accrued during the employee's active working career. GPU has elected to amortize the unfunded transition obligation existing at January 1, 1993 over a period of 20 years. The unrecognized net loss represents actual experience different from that assumed, which is deferred and not included in the determination of postretirement benefit cost until it exceeds certain levels. The unrecognized prior service cost resulting from retroactive changes in benefits is being amortized to postretirement benefit cost over the average remaining service periods for covered employees.

        Summaries of the components of the net periodic postretirement benefit cost for 1997, 1996 and 1995 follows:

                                                             (in millions)
GPU, Inc. and Subsidiary Companies                       1997     1996    1995
----------------------------------                       ----     ----    ----

Service cost-benefits attributed to service
  during the period                                    $ 10.7   $ 14.3   $ 13.4
Interest cost on the accumulated postretirement
  benefit obligation                                     51.7     45.7     43.4
Expected return on plan assets                          (23.7)   (13.8)   (11.0)
Amortization of transition obligation                    16.8     17.4     17.4
Other amortization, net                                   2.3      2.9      1.3
                                                        -----    -----    -----
   Net periodic postretirement benefit cost              57.8     66.5     64.5
Less, deferred for future recovery                      (13.0)   (18.2)   (15.0)
                                                        -----    -----    -----
        Postretirement benefit cost, net of deferrals  $ 44.8   $ 48.3   $ 49.5
                                                        =====    =====    =====


      The above amount for 1996 does not include pre-tax charges to earnings of $52 million relating to early retirement programs. At December 31, 1996, GPU had funded the entire cost of its retirement programs.

                                                            (in millions)
JCP&L                                                   1997     1996     1995
-----                                                   ----     ----     ----

Service cost-benefits attributed to service
  during the period                                    $  1.5   $  2.8   $  3.0
Interest cost on the accumulated postretirement
  benefit obligation                                     13.2     11.4     11.2
Expected return on plan assets                           (5.7)    (2.8)    (2.3)
Amortization of transition obligation                     4.7      4.8      5.0
Other amortization, net                                   0.6      0.7      0.5
                                                        -----    -----    -----
   Net periodic postretirement benefit cost              14.3     16.9     17.4
Less, deferred for future recovery                       (0.8)    (4.4)    (4.0)
                                                        -----    -----    -----
        Postretirement benefit cost, net of deferrals  $ 13.5   $ 12.5   $ 13.4
                                                        =====    =====    =====

        The above amount for 1996 does not include pre-tax charges to earnings of $26 million relating to early retirement programs. The amount deferred for future recovery does not include $5.0 million of allocated postretirement benefit costs from affiliates for 1997.

                                                               (in millions)
Met-Ed                                                   1997     1996     1995
------                                                   ----     ----     ----


Service cost-benefits attributed to service
  during the period                                    $  1.5   $  1.9   $  2.0
Interest cost on the accumulated postretirement
  benefit obligation                                     10.0      8.6      8.3
Expected return on plan assets                           (3.1)    (1.6)    (1.4)
Amortization of transition obligation                     3.2      3.2      3.4
Other amortization, net                                   0.8      0.7      0.3
                                                        -----    -----    -----
   Net periodic postretirement benefit cost              12.4     12.8     12.6
Less, deferred for future recovery                       (5.1)    (4.1)    (5.6)
                                                        -----    -----    -----
        Postretirement benefit cost, net of deferrals  $  7.3   $  8.7   $  7.0
                                                        =====    =====    =====

      The above amount for 1996 does not include a pre-tax charge to earnings of $13 million relating to early retirement programs. The amount deferred for future recovery does not include $2.1 million of allocated postretirement benefit costs from affiliates for 1997.

                                                           (in millions)
Penelec                                              1997       1996        1995
-------                                              ----       ----        ----

Service cost-benefits attributed to service
  during the period                                $   1.5  $   2.7  $   4.3
Interest cost on the accumulated postretirement
  benefit obligation                                  13.7     14.1     15.6
Expected return on plan assets                        (6.6)    (4.6)    (4.3)
Amortization of transition obligation                  4.8      5.4      6.2
Other amortization, net                                0.6      0.9      0.5
                                                     -----    -----    -----
    Net periodic postretirement benefit cost          14.0     18.5     22.3
Net write-off                                          --       --       1.3
                                                     -----    -----    -----
        Postretirement benefit cost                $  14.0  $  18.5  $  23.6
                                                     =====    =====    =====

        The above amount for 1996 does not include a pre-tax charge to earnings of $13 million relating to early retirement programs.

       The actual return on the plans' assets for the years 1997, 1996 and 1995 resulted in gains as follows:

                                             (in millions)
Company                               1997        1996        1995
-------                               ----        ----        ----

JCP&L                               $ 17.4      $  8.0      $  5.7
Met-Ed                                 8.6         3.6         3.3
Penelec                               21.5        14.7        11.1
Other                                 19.4        12.3         7.8
                                     -----       -----       -----
  Total                             $ 66.9      $ 38.6      $ 27.9
                                     =====       =====       =====

        The funded status of the plans at December 31, 1997 and 1996, was as follows:

                                                           (in millions)
GPU, Inc. and Subsidiary Companies                       1997             1996
----------------------------------                       ----             ----

Accumulated postretirement benefit obligation (APBO):
   Retirees                                            $ 490.1          $ 452.7
   Fully eligible active plan participants                20.4             17.1
   Other active plan participants                        287.5            236.2
                                                        ------           ------
        Total APBO                                     $ 798.0          $ 706.0
                                                        ======           ======

APBO                                                   $(798.0)         $(706.0)
Plan assets at fair value                                403.0            303.6
                                                        ------           ------
APBO in excess of plan assets                           (395.0)          (402.4)
Less:   Unrecognized net loss                             73.3             56.6
          Unrecognized prior service cost                  6.6              1.9
          Unrecognized transition obligation             238.0            268.6
                                                        ------           ------
        Accrued postretirement benefit liability       $ (77.1)         $ (75.3)
                                                        ======           ======


JCP&L

APBO:
   Retirees                                            $ 135.0          $ 120.2
   Fully eligible active plan participants                 8.5              7.7
   Other active plan participants                         60.3             52.0
                                                        ------           ------
        Total APBO                                     $ 203.8          $ 179.9
                                                        ======           ======

APBO                                                   $(203.8)         $(179.9)
Plan assets at fair value                                 99.0             70.7
                                                        ------           ------
APBO in excess of plan assets                           (104.8)          (109.2)
Less:   Unrecognized net loss                             15.7             14.1
          Unrecognized prior service cost                  0.6                -
          Unrecognized transition obligation              66.9             74.4
                                                        ------           ------
        Accrued postretirement benefit liability       $ (21.6)         $ (20.7)
                                                        ======           ======


Met-Ed

APBO:
   Retirees                                            $  94.4          $  84.7
   Fully eligible active plan participants                 2.9              2.1
   Other active plan participants                         55.2             37.4
                                                        ------           ------
        Total APBO                                     $ 152.5          $ 124.2
                                                        ======           ======

APBO                                                   $(152.5)         $(124.2)
Plan assets at fair value                                 49.5             34.7
                                                        ------           ------
APBO in excess of plan assets                           (103.0)           (89.5)
Less:   Unrecognized net loss                             34.1             19.6
          Unrecognized prior service cost                  1.2                -
          Unrecognized transition obligation              42.1             44.7
                                                        ------           ------
        Accrued postretirement benefit liability       $ (25.6)         $ (25.2)
                                                        ======           ======

                                                        (in millions)
Penelec                                               1997            1996
-------                                               ----            ----

APBO:
   Retirees                                         $ 163.7          $ 145.5
   Fully eligible active plan participants              5.1              3.7
   Other active plan participants                      67.3             54.8
                                                     ------           ------
        Total APBO                                  $ 236.1          $ 204.0
                                                     ======           ======

APBO                                                $(236.1)         $(204.0)
Plan assets at fair value                             130.4             95.6
                                                     ------           ------
APBO in excess of plan assets                        (105.7)          (108.4)
Less:   Unrecognized net loss                          21.0             13.2
          Unrecognized prior service cost               1.8              1.6
          Unrecognized transition obligation           77.0             83.2
                                                     ------           ------
        Accrued postretirement benefit liability    $  (5.9)         $ (10.4)
                                                     ======           ======

Principal actuarial assumptions (%):
   Annual long-term rate of return on plan assets       8.5              8.5
                                                        ===              ===
   Discount rate                                        7.0              7.5
                                                        ===              ===

      GPU intends to continue funding amounts for postretirement benefits with an independent trustee, as deemed appropriate from time to time. The plan assets include equities and fixed income securities.

      In 1997, changes in assumptions, primarily the decrease in the discount rate assumption from 7.5% to 7%, resulted in $22 million increase (JCP&L $5 million; Met-Ed $6 million; Penelec $6 million; Other $5 million) in the APBO as of December 31, 1997. The APBO was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 8% for those not eligible for Medicare and 6% for those eligible for Medicare, then decreasing gradually to 5.5% in 2003 and thereafter. These costs also reflect the implementation of a cost cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% annual increase in these assumed cost trend rates would increase the APBO by approximately $68 million (JCP&L $16 million; Met-Ed $13 million; Penelec $19 million; Other $20 million) as of December 31, 1997 and the aggregate of the service and interest cost components of net periodic postretirement health-care cost by approximately $7 million (JCP&L $2 million; Met-Ed $1 million; Penelec $2 million; Other $2 million).

      In JCP&L's 1993 base rate proceeding, the NJBPU allowed JCP&L to collect $3 million annually for incremental postretirement benefit costs, charged to expense and recognized as a result of FAS 106. Based on the final order and in accordance with Emerging Issues Task Force (EITF) Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," JCP&L has deferred the amounts above that level. A 1997 Stipulation of Final Settlement (Final Settlement) allows JCP&L to recover and amortize the deferred balance at December 31, 1997 over a fifteen-year period. In addition, the Final Settlement allows JCP&L to recover current amounts accrued pursuant to FAS 106, including amortization of the transition obligation. (See discussion of the Final Settlement in Rate Matters section, Management's Discussion and Analysis.) Met-Ed has deferred the incremental postretirement benefit costs, charged to expense, associated with the adoption of FAS 106 and in accordance with EITF Issue 92-12, as authorized by the PaPUC in its 1993 base rate order. In accordance with EITF Issue 92-12, effective January 1998, Met-Ed will no longer defer these costs. Recovery of the deferred balance at December 31, 1997 is being sought through proposed restructuring plans filed with the PaPUC in June 1997. (See discussion of the proposed restructuring plans in Recent Regulatory Actions section of Competitive Environment, Management's Discussion and Analysis.)

      In 1994, the Pennsylvania Commonwealth Court reversed a PaPUC order that allowed a nonaffiliated utility, outside a base rate proceeding, to defer certain incremental postretirement benefit costs for future recovery from customers. As a result of the Court's decision, in 1994, Penelec determined that its FAS 106 costs, including costs deferred since January 1993, were not probable of recovery and charged those deferred costs to expense. In 1997, 1996 and 1995, Penelec recorded charges to income of approximately $8 million, $12 million and $9 million, respectively, which represent continued amortization of the transition obligation along with current accruals of FAS 106 expense for active employees.


11. JOINTLY OWNED STATIONS

      Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The GPU Energy companies participated with nonaffiliated utilities in the following jointly owned stations at December 31, 1997:

                                                       Balance (in millions)
                                                       ---------------------
                                         %                          Accumulated
Station                Owner         Ownership       Investment    Depreciation
-------                -----         ---------       ----------    ------------


Homer City            Penelec           50             $449.6         $168.5
Conemaugh             Met-Ed            16.45           145.2           47.0
Keystone              JCP&L             16.67            90.2           24.4
Yards Creek           JCP&L             50               29.3            6.3
Seneca                Penelec           20               16.3            5.2


12.   LEASES

      The GPU Energy companies' capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1997 totaled $136 million (JCP&L $79 million; Met-Ed $38 million; Penelec $19 million), net of amortization of $251 million (JCP&L $151 million; Met-Ed $67 million; Penelec $33 million). Nuclear fuel capital leases at December 31, 1996 totaled $139 million (JCP&L $95 million; Met-Ed $29 million; Penelec $15 million), net of amortization of $208 million (JCP&L $124 million; Met-Ed $56 million; Penelec $28 million). The recording of capital leases has no effect on net income because all leases, for ratemaking purposes, are considered operating leases.

      The GPU Energy companies have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1995, the GPU Energy companies refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $210 million ($100 million for Oyster Creek and $110 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The GPU Energy companies are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of three years expiring in November 1998, and are renewable annually thereafter at the lender's option for a period up to 20 years. Subject to certain conditions of termination, the GPU Energy companies are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1997, 1996 and 1995, these amounts were as follows:

                                         (in millions)
Company                      1997              1996             1995
-------                      ----              ----             ----

JCP&L                     $   31              $   32          $   35
Met-Ed                        12                  16              15
Penelec                        6                   8               7
                           -----               -----           -----
    Total                 $   49              $   56          $   57
                           =====               =====           =====

       JCP&L and Met-Ed have sold and leased back substantially all of their respective ownership interests in the Merrill Creek Reservoir project. The minimum lease payments under these operating leases, which have remaining terms of 36 years, average approximately $3 million annually for each company.

       A subsidiary of GPU International, Inc. has sold and leased back an electric cogeneration facility for an initial term of eleven years. For the years 1997, 1996 and 1995, the annual lease payments under this operating lease were approximately $10 million, $10 million and $9 million, respectively. The lease payments escalate annually, increasing to $16 million in year eleven.


13.     COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

        The GPU Energy companies have made investments in three major nuclear projects-Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1997 and December 31, 1996, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                                   Net Investment (in millions)
                                                   ----------------------------
                                                   TMI-1      Oyster Creek
                                                   -----      ------------
               1997
               ----

               JCP&L                               $155            $701
               Met-Ed                               300              -
               Penelec                              147              -
                                                    ---             --
                 Total                             $602            $701
                                                    ===             ===


               1996
               ----

               JCP&L                               $154            $766
               Met-Ed                               297              -
               Penelec                              146              -
                                                    ---             --
                 Total                             $597            $766
                                                    ===             ===

      The GPU Energy companies' net investment in TMI-2 at December 31, 1997 and 1996 was $80 million and $90 million, respectively (JCP&L $72 million and $81 million, respectively; Met-Ed $1 million and $1 million, respectively; Penelec $7 million and $8 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

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

      In response to an inquiry regarding the possible sale of Oyster Creek, the GPU Energy companies have stated that they would also consider selling TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs. (See Competitive Environment section, Management's Discussion and Analysis.)

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

      In June 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation.

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

                                     (in millions)
                                                           Oyster
                         TMI-1            TMI-2            Creek
                         -----            -----            -----

JCP&L                    $ 45             $ 71             $306
Met-Ed                     89              142                -
Penelec                    45               71                -
                          ---              ---              ---
    Total                $179             $284             $306
                          ===              ===              ===

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

        In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the site-specific studies are as follows (in 1997 dollars):
                                                 (in millions)
                                                                        Oyster
                                      TMI-1            TMI-2            Creek
                                      -----            -----            -----

Radiological decommissioning          $328             $399             $386
Nonradiological cost of removal         81               34 *             37
                                       ---              ---              ---
    Total                             $409             $433             $423
                                       ===              ===              ===

* Net of $10.1 million spent as of December 31, 1997.

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

      The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. (For TMI-2, a liability (in 1997 dollars) has already been recognized, based on the 1995 site-specific study because the plant is no longer operating (see TMI-2)). The effective date of this accounting change has not yet been established.

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

      The amounts charged to depreciation expense in 1997 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                          (in millions)
                                                       Oyster
                                      TMI-1            Creek
                                      -----            -----
Amount expensed in 1997:
    JCP&L                             $  2             $ 13
    Met-Ed                               9                -
    Penelec                              4                -
                                       ---              ---
        Total                         $ 15             $ 13
                                       ===              ===


Accumulated depreciation provision at December 31, 1997:
    JCP&L                             $ 38             $217
    Met-Ed                              68                -
    Penelec                             29                -
                                       ---              ---
        Total                         $135             $217
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

TMI-2:

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, are as follows:

                                     (in millions)

                     Total        JCP&L         Met-Ed          Penelec

1997                 $449         $112            $225          $112
1996                 $431         $108            $215          $108

These amounts are based upon the 1995 site-specific study estimates (in 1997 and 1996 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) for 1997 and $17 million (JCP&L $4 million; Met-Ed $8 million; Penelec $5 million) for 1996, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

        Offsetting the $449 million liability at December 31, 1997 is $261 million (JCP&L $34 million; Met-Ed $145 million; Penelec $82 million) which is probable of recovery from customers and included in Three Mile Island Unit 2 deferred costs on the Consolidated Balance Sheets, and $220 million (JCP&L $87 million; Met-Ed $96 million; Penelec $37 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 deferred costs. TMI-2 decommissioning costs charged to depreciation expense in 1997 amounted to $14 million (JCP&L $3 million; Met-Ed $10 million; Penelec $1 million).

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

        At December 31, 1997 the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $71 million (JCP&L $18 million, Met-Ed $35 million; Penelec $18 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1997 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $71 million accident-related portion referred to above.

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

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $44 million (JCP&L $27 million; Met-Ed $11 million; Penelec $6 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

The Emerging Competitive Market and Stranded Costs:

      The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while potentially recoverable in a regulated environment, are at risk in a deregulated and competitive environment. Met-Ed and Penelec estimate that their total above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses, on a present value basis at year-end 1998, are $1.5 billion and $1.2 billion, respectively. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.6 billion. The $1.6 billion excludes above-market generation costs related to Oyster Creek. In July 1997, JCP&L proposed, in its restructuring plans filed with the NJBPU, recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers (see Competitive Environment section, Management's Discussion and Analysis). At December 31, 1997, JCP&L's net investment in Oyster Creek was $701 million. These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. The restructuring legislation in Pennsylvania and the Energy Master Plan (NJEMP) in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above-market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey differ, but should allow for the recovery of non-mitigable above-market costs through either distribution charges or separate nonbypassable charges to customers.

      In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the comprehensive restructuring legislation enacted in 1996. In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. Highlights of these plans are presented in the Competitive Environment section of Management's Discussion and Analysis. The PaPUC has stated that it will review and hold hearings on Met-Ed and Penelec's restructuring plans with decisions due by mid-1998. The NJBPU has stated that it intends to complete its review of JCP&L's plan so as to permit retail competition to begin in October 1998. In October 1997, GPU announced that it intends to begin a process to sell, through a competive bid process, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. It is anticipated that definitive agreements with the purchaser(s) will be entered into by the end of 1998 and the sale completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. There can be no assurance as to the extent that stranded costs will be recoverable in Pennsylvania and New Jersey. (For additional information, see Competitive Environment section, Management's Discussion and Analysis.)

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

       The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above-market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." Decommissioning costs, for which a liability may have to be recorded (see Nuclear Plant Retirement Costs), and the corresponding regulatory asset for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Competitive Environment section, Management's Discussion and Analysis.)

Nonutility Generation Agreements:

       Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. The following table shows actual payments from 1995 through 1997, and estimated payments from 1998 through 2002.

                          Payments Under NUG Agreements
                                  (in millions)

                                      Total  JCP&L   Met-Ed   Penelec

   *  1995                             $670  $381      $131      $158
   *  1996                              730   370       168       192
   *  1997                              759   384       172       203
      1998                              728   359       165       204
      1999                              746   365       165       216
      2000                              811   370       203       238
      2001                              836   378       231       227
      2002                              857   390       240       227

*     Actual.

      As of December 31, 1997, facilities covered by agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

      The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments and reliance on spot market purchases. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements for facilities currently in operation are substantially in excess of current and projected prices from alternative sources.

      The GPU Energy companies are seeking to reduce the above-market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements;
(3) offering contract buyouts (see Managing Nonutility Generation section of The GPU Energy Companies' Supply Plan, Management's Discussion and Analysis); and
(4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can be no assurance as to the extent to which these efforts will be successful in whole or in part.

      In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, subject to PaPUC approval, Met-Ed and Penelec entered into definitive buyout agreements with two bidders.

      JCP&L has contracts through 2002 to purchase between 5,200 GWH and 5,550 GWH of electric generation per year at prices which are estimated to escalate approximately 0.5% annually on a unit cost (cents/KWH) basis during this period. From 2003 through 2008, JCP&L has contracts to purchase between 5,100 GWH and 5,400 GWH of electric generation per year at an average annual cost of $388 million. The prices during this period are estimated to escalate approximately 1.7% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 1,180 GWH in 2014. The contract unit cost is estimated to escalate approximately 5.3% annually from 2009 through 2014, with a total average annual cost of $209 million during this period. All of JCP&L's contracts will have expired by the end of 2020.

During  this  entire   period,   the  NUG  fuel  mix  is  estimated  to  average
approximately 94% natural gas.

      Met-Ed has contracts through 1999 to purchase between 2,300 GWH and 2,350 GWH of electric generation per year at prices which are estimated to decrease approximately 1.5% annually on a unit cost basis during this period. From 2000 through 2008, Met-Ed has contracts to purchase between 3,100 GWH and 4,600 GWH of electric generation per year at an average annual cost of $242 million. The prices during this period are estimated to escalate approximately 2.1% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,700 GWH and 2,100 GWH of electric generation per year at an average annual cost of $165 million. During this period, the prices are estimated to decrease approximately 0.8% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2016; thereafter, they remain constant until the expiration of the last contract in 2020. During this entire period, the NUG fuel mix is estimated to average approximately 50% to 75% coal/waste coal.

      Penelec has contracts through 2000 to purchase between 3,100 GWH and 3,500 GWH of electric generation per year at prices which are estimated to escalate approximately 2.5% annually on a unit cost basis during this period. From 2001 through 2010, Penelec has contracts to purchase between 3,100 GWH and 3,800 GWH of electric generation per year at an average annual cost of $237 million. The prices during this period are estimated to escalate approximately 2.3% annually on a unit cost basis. From 2011 through 2018, purchases decline from approximately 2,500 GWH to approximately 1,200 GWH in 2018. The contract unit cost is estimated to decrease approximately 0.1% annually from 2011 through 2018, with a total average annual cost of $143 million during this period. After 2018, Penelec's remaining contracts expire rapidly through 2020. During this entire period, the NUG fuel mix is estimated to average approximately 89% coal/waste coal.

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

       The GPU Energy companies are recovering certain of their NUG costs (including certain buyout costs) from customers. Although the recently enacted legislation in Pennsylvania and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Competitive Environment section, Management's Discussion and Analysis for additional discussion.)

Regulatory Assets and Liabilities:

       Regulatory assets and Regulatory liabilities, as reflected in the December 31, 1997 and December 31, 1996 Consolidated Balance Sheets in accordance with the provisions of FAS 71 were as follows:


GPU, Inc. and Subsidiary Companies                 Assets (in thousands)
                                               December 31,       December 31,
                                                    1997              1996
                                               -------------       --------
Income taxes recoverable through
  future rates                                    $  510,680     $  527,385
TMI-2 deferred costs                                 345,326        356,517
Nonutility generation contract buyout costs          245,568        242,481
Unamortized property losses                           99,532        100,310
Other postretirement benefits                         89,569         76,569
Environmental remediation                             90,308         78,136
N.J. unit tax                                         39,797         45,877
Unamortized loss on reacquired debt                   40,489         45,378
Load and demand-side management programs              23,164         40,770
N.J. low-level radwaste disposal                      31,479         37,525
DOE enrichment facility decommissioning               33,472         36,352
Nuclear fuel disposal fee                             21,512         21,552
Storm damage                                          31,097         20,226
Nonutility generation costs                           24,857              -
Other                                                 22,402         24,194
                                                   ---------      ---------
     Total                                        $1,649,252     $1,653,272
                                                   =========      =========


                                                 Liabilities (in thousands)
                                                December 31,      December 31,
                                                     1997             1996
                                                -------------     --------
Income taxes refundable through
  future rates                                    $   89,247     $   87,735
Other                                                 12,527          2,080
                                                   ---------      ---------
     Total                                        $  101,774     $   89,815
                                                   =========      =========

JCP&L                                             Assets (in thousands)
                                             December 31,           December 31,
                                                  1997                  1996
                                              -------------          --------
Income taxes recoverable through
  future rates                                $  128,111           $  142,726
TMI-2 deferred costs                             109,498              126,448
Nonutility generation contract buyout costs      140,500              139,000
Unamortized property losses                       94,726               94,767
Other postretirement benefits                     49,807               44,024
Environmental remediation                         61,324               55,285
N.J. unit tax                                     39,797               45,877
Unamortized loss on reacquired debt               28,729               31,469
Load and demand-side management programs          23,164               40,770
N.J. low-level radwaste disposal                  31,479               37,525
DOE enrichment facility decommissioning           21,223               23,150
Nuclear fuel disposal fee                         23,781               23,319
Storm damage                                      31,097               20,226
Other                                              2,466                4,975
                                               ---------            ---------
     Total                                    $  785,702           $  829,561
                                               =========            =========

                                             Liabilities (in thousands)
                                            December 31,          December 31,
                                                 1997                 1996
                                            -------------         --------
Income taxes refundable through
  future rates                                $    37,759          $   32,567
Other                                              11,467                 683
                                               ----------           ---------
     Total                                    $    49,226          $   33,250
                                               ==========           =========

Met-Ed                                         Assets (in thousands)
                                            December 31,           December 31,
                                                  1997                  1996
                                            -------------            --------
Income taxes recoverable through
  future rates                                $  178,927           $  174,636
TMI-2 deferred costs                             146,290              144,782
Nonutility generation contract buyout costs       76,368               86,781
Unamortized property losses                        2,650                3,113
Other postretirement benefits                     39,762               32,545
Environmental remediation                          4,121                2,575
Unamortized loss on reacquired debt                5,329                6,223
DOE enrichment facility decommissioning            8,166                8,801
Nuclear fuel disposal fee                         (1,511)              (1,282)
Nonutility generation costs                       10,265                    -
Other                                              4,515                4,209
                                               ---------            ---------
     Total                                    $  474,882           $  462,383
                                               =========            =========

                                             Liabilities (in thousands)
                                            December 31,          December 31,
                                                 1997                 1996
                                            -------------         --------
Income taxes refundable through
  future rates                                $    21,749          $   23,486
Other                                               2,446               2,495
                                               ----------           ---------
     Total                                    $    24,195          $   25,981
                                               ==========           =========

Penelec                                              Assets (in thousands)
                                              December 31,        December 31,
                                                   1997               1996
                                              -------------       --------
Income taxes recoverable through
  future rates                                   $  203,642        $  210,023
TMI-2 deferred costs                                 89,538            85,287
Nonutility generation contract buyout costs          28,700            16,700
Unamortized property losses                           2,156             2,430
Environmental remediation                            24,863            20,276
Unamortized loss on reacquired debt                   6,431             7,686
DOE enrichment facility decommissioning               4,083             4,401
Nuclear fuel disposal fee                              (758)             (485)
Nonutility generation costs                          14,592                 -
Other                                                16,853            16,120
                                                  ---------         ---------
     Total                                       $  390,100        $  362,438
                                                  =========         =========


                                                Liabilities (in thousands)
                                               December 31,        December 31,
                                                    1997               1996
                                               -------------       --------
Income taxes refundable through
  future rates                                   $    29,739        $   31,682
Other                                                     46                12
                                                  ----------         ---------
     Total                                       $    29,785        $   31,694
                                                  ==========         =========


Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

TMI-2 deferred costs: Represents costs that are recoverable through rates for the GPU Energy companies' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1997 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see Nuclear Plant Retirement Costs.

Nonutility generation contract buyout costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Managing Nonutility Generation section of The GPU Energy Companies' Supply Plan, Management's Discussion and Analysis).

Unamortized property losses: Consists mainly of costs associated with JCP&L's Forked River project, which are included in rates.

Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which are deferred in accordance with EITF Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises."

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

Load and demand-side management (DSM) programs: Consists of load management costs and other DSM program expenditures that are currently being recovered, with interest, through JCP&L's retail base rates and demand-side factor. Also includes provisions for lost revenues between base rate cases and performance incentives.

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

Nonutility generation costs: Represents incremental NUG operating costs incurred above amounts reflected in Met-Ed and Penelec's current rates, for which rate recovery is probable but has not yet been granted (see Competitive Environment section, Management's Discussion and Analysis).

      Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory assets on the Consolidated Balance Sheets, are separately disclosed in the Nuclear Plant Retirement Costs section.

Accounting Matters:

      Historically, electric utility rates have been based on a utility's costs. As a result, the GPU Energy companies account for the economic effects of cost-based ratemaking regulation under the provisions of FAS 71. FAS 71 requires regulated entities, in certain circumstances, to defer as regulatory assets, the impact on operations of costs expected to be recovered in future rates. At December 31, 1997, GPU has recorded on the Consolidated Balance Sheets $1.6 billion in regulatory assets in accordance with FAS 71 (see Regulatory Assets and Liabilities section of Competition and the Changing Regulatory Environment).

      In response to the continuing deregulation of the electric utility industry, the Securities and Exchange Commission (SEC) questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations.

      In response to the concerns expressed by the Staff of the SEC, the FASB's EITF agreed to discuss the issues surrounding the continued applicability of FAS 71 to the electric utility industry. In May and July 1997, the EITF met to discuss these issues and concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. While the EITF's consensus must be complied with, the SEC has the final regulatory authority for accounting by public companies.

      In light of retail access legislation enacted in Pennsylvania and the NJBPU's final findings and recommendations, the GPU Energy companies believe they will no longer meet the requirements for continued application of FAS 71, for the generation portion of their business, by no later than mid-1998 for Met-Ed and Penelec, and October 1998 for JCP&L, the expected approval dates of their restructuring plans filed with state regulators. Once the GPU Energy companies are able to determine that the generation portion of their operations is no longer subject to the provisions of FAS 71, the related regulatory assets, net of regulatory liabilities, would, to the extent that recovery is not provided for through their respective restructuring plans, have to be written off and charged to expense. Additional depreciation expense would have to be recorded for any differences created by the use of a regulated depreciation method that is different from that which would have been used under generally accepted accounting principles for enterprises in general. In addition, write-downs of plant assets could be required in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets," discussed below.

      Additionally, the inability of the GPU Energy companies to recover their above-market costs of power purchase commitments, in whole or in part, could result in the recording of liabilities and corresponding charges to expense. The amount of charges resulting from the discontinuation of FAS 71 will depend on the final outcome of the GPU Energy companies' individual restructuring proceedings, and could have a material adverse effect on GPU's results of operations and financial position.

      In December 1997, the PaPUC rejected PECO Energy Company's (PECO) restructuring settlement and approved an alternate plan for PECO based on its findings in that case. Among other things, the alternate plan accelerates the pace of retail competition in Pennsylvania and reduces the amount of PECO's recoverable stranded costs. PECO has appealed the PaPUC's decision. On January 26, 1998, PECO announced it had taken a fourth quarter pre-tax charge to income of $3.1 billion reflecting the effects of the PaPUC order.

      Met-Ed and Penelec believe that the PaPUC's decision in the PECO case was based on the specific facts and circumstances of that proceeding. Met-Ed and Penelec further believe that they have demonstrated in their restructuring proceedings ample evidence to distinguish sufficiently their cases from PECO's and that the PaPUC should not, therefore, apply its findings in the PECO case to their pending restructuring plans. If, however, the PaPUC were to apply these findings, it would have a material adverse impact on Met-Ed and Penelec's stranded cost recovery, restructuring proceedings and future earnings. There can be no assurance as to the outcome of this matter.

      FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a write-down. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. FAS 121 also requires the recognition of impairment losses when the carrying amounts of those assets are greater than the estimated cash flows expected to be generated from the use and eventual disposition of the assets. The effects of FAS 121 have not been material to GPU's results of operations.


                              ENVIRONMENTAL MATTERS

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, ambient air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or cleanup waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities.

      To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies expect to spend up to $248 million (JCP&L $44 million; Met-Ed $98 million; Penelec $106 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the

Clean Air Act. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the OTC's proposed NOx reductions and in December 1997, the New Jersey Department of Environmental Protection reached agreement with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans, including those in Pennsylvania and New Jersey, and that as a result, they will spend an estimated $6 million (JCP&L $0.2 million; Met-Ed $2.8 million; Penelec $3.0 million) (included in the above total), to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, in July 1997 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. Also, legislation has been introduced in the Congress that would impose a four-year moratorium on any new standards under the Clean Air Act. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld.

      GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

         JCP&L      MET-ED      PENELEC     GPUN      GPU, INC.      TOTAL
         -----      ------      -------     ----      ---------      -----

           7          4            2          1           1            12

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

      In August 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation. According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake Utilities Corporation has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU has requested that the Court reconsider its decision. There can be no assurance as to the outcome of these proceedings.

      Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at December 31, 1997. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec has requested, and expects to receive, recovery of these remediation costs in its restructuring plan filed with the PaPUC (see Competitive Environment section, Management's Discussion and Analysis), and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1997.

      In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $16 million to $29 million, and a liability of $16 million (JCP&L $1 million; Met-Ed $4 million; Penelec $11 million) is reflected on the Consolidated Balance Sheets at December 31, 1997. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Penelec and Met-Ed expect recovery through their restructuring plans filed with the PaPUC in June 1997 (see Competitive Environment section, Management's Discussion and Analysis). As a result, a regulatory asset of $16 million is reflected on the Consolidated Balance Sheets at December 31, 1997.

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1997, JCP&L has spent approximately $27 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement (see Rate Matters section, Management's
Discussion  and  Analysis).  At December  31,  1997,  JCP&L had  recorded on its
Consolidated Balance Sheet a regulatory asset of $55 million, which included approximately $46 million related to expected future costs and approximately $9 million for past remediation expenditures in excess of collections from customers (including interest).

      JCP&L is pursuing reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

                       OTHER COMMITMENTS AND CONTINGENCIES

GPUI Group:

      At December 31, 1997, the GPUI Group had investments totaling approximately $2.5 billion in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPUI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see GPUI Group section, Management's Discussion and Analysis).

      At December 31, 1997, GPU, Inc.'s aggregate investment in the GPUI Group was $268 million; GPU, Inc. has also guaranteed up to an additional $1.3 billion of GPUI Group obligations. Of this amount, $1.1 billion is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at December 31, 1997; $30 million of that amount relates to a GPU International, Inc. revolving credit agreement; and $171 million relates to various other obligations of the GPUI Group.

      GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation (NIMO) with an aggregate book value of approximately $28 million. In July 1997, NIMO and 16 independent power producers (IPP), including the GPUI Group, executed a master agreement providing for the restructuring or termination of 29 power purchase agreements, pursuant to which NIMO has agreed to pay an aggregate of $3.6 billion in cash and/or debt securities, and to issue an aggregate of 46 million shares of NIMO common stock. The specific terms of restructured contracts that may be executed are being negotiated separately with each IPP.

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

      In 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands, in which the GPUI Group has a 50% ownership interest. As a result, a one-time charge to income of $109.3 million, or $0.90 per share, was taken. In December 1997, half of this tax was paid; the remainder is due by December 1998.

      Many of the GPUI Group's computer systems must be modified to accomplish year 2000 compliance. The GPUI Group estimates that it will cost approximately $7 million to modify its computer systems.

Other:

      In October 1997, GPU announced that it intends to begin a process to sell, through a competitive bid process, up to all of the fossil fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $280 million; Met-Ed $300 million; Penelec $495 million) at December 31, 1997. GPU expects to use a multi-stage competitive bid process, similar to the generation divestiture processes used by other utilities. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group. GPU currently anticipates that it will begin seeking indicative bids in mid-April 1998. It is anticipated that definitive agreements with the purchaser(s) will be entered into by the end of 1998 and the sale completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

      GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $582 million (JCP&L $204 million; Met-Ed $92 million; Penelec $121 million; Other $165 million) during 1998. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives.

      The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1998 and 2007, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $171 million (JCP&L $26 million; Met-Ed $55 million; Penelec $90 million) for 1998.

      JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 614 MW in 1998, declining to 529 MW in 1999 and 345 MW in 2000, through the expiration of the final agreement in 2004. Payments pursuant to these agreements are estimated to be $129 million in 1998, $111 million in 1999, $83 million in 2000, $92 million in 2001, and $101 million in 2002.

      In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In May 1997, a joint petition was filed requesting that the Court of Appeals compel the DOE to begin disposing of spent nuclear fuel beginning not later than January 31, 1998. On November 14, 1997, the Court declined to compel the DOE to begin disposing of spent fuel by the statutory deadline or to authorize the utilities to cease payments into the Nuclear Waste Fund. The DOE's inability to accept spent nuclear fuel by 1998 could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

      New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through December 31, 1997, $6 million has been paid. As a result, at December 31, 1997, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section.)

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

      The GPU Energy companies and certain affiliates have contracted for an integrated information system to help manage their business growth, accomplish year 2000 compliance and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. The estimated project costs for the system are $106 million (JCP&L $49 million; Met-Ed $25 million; Penelec $32 million), of which $16 million (JCP&L $7 million; Met-Ed $4 million; Penelec $5 million) was spent in 1997.

      At December 31, 1997, GPU, Inc. and consolidated affiliates had 9,346 employees worldwide, of which about 8,980 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which 4,764 are represented by unions for collective bargaining purposes. Penelec, JCP&L and Met-Ed's collective bargaining agreements expire in 1998, 1999 and 2000, respectively.

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


14. SEGMENT INFORMATION

      In 1997, GPU adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment and geographic area. For the purpose of providing segment information, the GPU Energy companies consist of the three domestic electric utility companies serving customers in Pennsylvania and New Jersey, as well as Genco, GPUN and GPUS. The GPUI Group primarily develops, owns and operates generation, transmission and distribution facilities in the United States and in foreign countries. For information related to the GPUI Group's acquisitions, see
Note 5, Acquisitions. GPU AR is engaged in energy services and retail energy sales. Corporate represents the activities of GPU, Inc., a registered holding company. GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's segment information is as follows:



Balance Sheet Segment Data (in thousands)

                                                Current        Noncurrent        Current
1997                                            Assets           Assets         Liabilities
----                                            ------           ------         -----------

Domestic:
    GPU Energy companies                      $    831,269    $  9,117,687    $  1,140,492
    GPUI Group*                                     81,027         352,139          90,097
    Less:  GPUI Group equity investments
       included above                              (43,777)       (182,384)        (21,360)
    Add:  Original equity investment and
       income/(loss) less dividends to date           --            79,458            --
    GPU AR                                           4,961             161           3,301
    Corporate                                          165           6,313         155,977
                                              ------------    ------------    ------------
          Subtotal                                 873,645       9,373,374       1,368,507
                                              ------------    ------------    ------------
Foreign: (GPUI Group only)
    Australia*                                      86,226       2,091,619         558,496
    United Kingdom*                                188,462       2,152,977         785,152
    Other*                                         114,786         396,078          43,419
    Less: GPUI Group equity investments
       included above                             (240,256)     (2,735,741)       (734,139)
    Add: Original equity investment and
       income/(loss) less dividends to date        106,317         517,221            --
                                              ------------    ------------    ------------
          Subtotal                                 255,535       2,422,154         652,928
                                              ------------    ------------    ------------

Consolidated Total                            $  1,129,180    $ 11,795,528    $  2,021,435
                                              ============    ============    ============


                                                                  Other          Cash
                                               Long-Term        Noncurrent      Capital
1997                                              Debt         Liabilities    Expenditures
----                                              ----         -----------    ------------
Domestic:
    GPU Energy companies                      $ 2,448,672    $ 2,823,301    $   356,416
    GPUI Group*                                   263,378         46,880        111,125
    Less:  GPUI Group equity investments
       included above                            (171,665)       (12,321)          (120)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
    GPU AR                                           --             --             --
    Corporate                                        --            1,418           --
                                              -----------    -----------    -----------
          Subtotal                              2,540,385      2,859,278        467,421
                                              -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                  1,485,639        115,390      1,811,921
    United Kingdom*                             1,367,471        245,105         77,706
    Other*                                        258,794         64,803          1,213
    Less: GPUI Group equity investments
       included above                          (1,326,317)      (295,183)       (89,624)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
                                              -----------    -----------    -----------
          Subtotal                              1,785,587        130,115      1,801,216
                                              -----------    -----------    -----------

Consolidated Total                            $ 4,325,972    $ 2,989,393    $ 2,268,637
                                              ===========    ===========    ===========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.


                                     F-109a


Balance Sheet Segment Data (in thousands)(continued)

                                                  Current        Noncurrent       Current
1996                                               Assets          Assets        Liabilities
----                                               ------          ------        -----------
Domestic:
    GPU Energy companies                      $    807,551    $  9,045,776    $  1,174,250
    GPUI Group*                                     97,494         274,648          41,982
    Less:  GPUI Group equity investments
       included above                              (48,970)       (195,453)        (32,910)
    Add: Original equity investment and
       income/(loss) less dividends to date           --            68,779            --
    GPU AR                                            --              --              --
    Corporate                                        7,535           5,792         138,381
                                              ------------    ------------    ------------
          Subtotal                                 863,610       9,199,542       1,321,703
                                              ------------    ------------    ------------
Foreign: (GPUI Group only)
    Australia*                                      38,822         385,997          33,527
    United Kingdom*                                356,646       1,935,287         507,879
    Other*                                          47,062         291,297          21,727
    Less: GPUI Group equity investments
       included above                             (408,966)     (2,493,887)       (548,230)
    Add: Original equity investment and
       income/(loss) less dividends to date           --           725,809            --
                                              ------------    ------------    ------------
          Subtotal                                  33,564         844,503          14,903
                                              ------------    ------------    ------------

Consolidated Total                            $    897,174    $ 10,044,045    $  1,336,606
                                              ============    ============    ============


                                                                 Other           Cash
                                               Long-Term      Noncurrent        Capital
1996                                              Debt        Liabilities     Expenditures
----                                              ----        -----------     ------------
Domestic:
    GPU Energy companies                      $ 2,427,802    $ 2,799,221    $   403,880
    GPUI Group*                                   242,038         32,494         56,180
    Less:  GPUI Group equity investments
       included above                            (179,738)       (15,836)          (301)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
    GPU AR                                           --             --             --
    Corporate                                        --            1,412           --
                                              -----------    -----------    -----------
          Subtotal                              2,490,102      2,817,291        459,759
                                              -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                    336,957          4,490          9,952
    United Kingdom*                             1,538,342        238,207        567,407
    Other*                                        176,475         80,849         51,714
    Less: GPUI Group equity investments
       included above                          (1,364,860)      (271,305)      (111,365)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
                                              -----------    -----------    -----------
          Subtotal                                686,914         52,241        517,708
                                              -----------    -----------    -----------

Consolidated Total                            $ 3,177,016    $ 2,869,532    $   977,467
                                              ===========    ===========    ===========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.









                                     F-109b


Balance Sheet Segment Data (in thousands)(continued)

                                                  Current      Noncurrent       Current
1995                                               Assets       Assets        Liabilities
----                                               ------       ------        -----------

Domestic:
    GPU Energy companies                      $   773,092    $ 8,683,308    $   944,070
    GPUI Group*                                    64,826        286,810         42,046
    Less:  GPUI Group equity investments
       included above                             (51,618)      (238,149)       (33,052)
    Add: Original equity investment and
       income/(loss) less dividends to date          --           69,492           --
    GPU AR                                           --             --             --
    Corporate                                       8,573          4,837        130,753
                                              -----------    -----------    -----------
          Subtotal                                794,873      8,806,298      1,083,817
                                              -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                     33,468        350,843         19,761
    Other*                                         24,477        245,552         31,432
    Less: GPUI Group equity investments
       included above                             (44,954)      (473,214)       (46,748)
    Add: Original equity investment and
       income/(loss) less dividends to date          --          112,173           --
                                              -----------    -----------    -----------
          Subtotal                                 12,991        235,354          4,445
                                              -----------    -----------    -----------

Consolidated Total                            $   807,864    $ 9,041,652    $ 1,088,262
                                              ===========    ===========    ===========


                                                                 Other         Cash
                                               Long-Term       Noncurrent     Capital
1995                                             Debt         Liabilities   Expenditures
----                                             ----         -----------   ------------
Domestic:
    GPU Energy companies                      $ 2,466,200    $ 2,599,332    $   461,860
    GPUI Group*                                   184,938         60,655          5,965
    Less:  GPUI Group equity investments
       included above                            (184,938)       (49,410)        (1,253)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
    GPU AR                                           --             --             --
    Corporate                                        --            1,213           --
                                              -----------    -----------    -----------
          Subtotal                              2,466,200      2,611,790        466,572
                                              -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                    317,569          4,435        112,173
    Other*                                        131,008         55,760        121,000
    Less: GPUI Group equity investments
       included above                            (346,879)       (16,077)       (73,054)
    Add: Original equity investment and
       income/(loss) less dividends to date          --             --             --
                                              -----------    -----------    -----------
          Subtotal                                101,698         44,118        160,119
                                              -----------    -----------    -----------

Consolidated Total                            $ 2,567,898    $ 2,655,908    $   626,691
                                              ===========    ===========    ===========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.






                                     F-109c


Earnings Segment Data (in thousands)

                                                                      Depreciation
                                                       Operating          and           Operating
1997                                                    Revenues      Amortization       Income
----                                                    --------      ------------       ------

Domestic:
    GPU Energy companies                              $ 4,043,800    $   451,009    $   632,951
    GPUI Group*                                           143,660          8,047         16,794
    Less:  GPUI Group equity investments
       included above                                    (104,933)        (7,269)       (20,691)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                         --             --             --
    GPU AR                                                  1,339           --           (4,785)
    Corporate                                                --             --           (8,493)
                                                      -----------    -----------    -----------
          Subtotal                                      4,083,866        451,787        615,776
                                                      -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                            174,350         16,192         60,814
    United Kingdom*                                     1,105,503         27,930        139,322
    Other*                                                 53,776         17,396         (3,416)
    Less: GPUI Group equity investments
       included above                                  (1,274,116)       (45,591)      (165,378)
    Add:  Equity in undistributed earnings/(losses)
       of affiliates                                         --             --             --
                                                      -----------    -----------    -----------

          Subtotal                                         59,513         15,927         31,342
                                                      -----------    -----------    -----------

Consolidated Total                                    $ 4,143,379    $   467,714    $   647,118
                                                      ===========    ===========    ===========


                                                        Other      Interest and
                                                      Income and    Preferred
1997                                                  Deductions    Dividends    Net Income
----                                                  ----------    ---------    ----------

Domestic:
    GPU Energy companies                              $   4,094    $ 249,015    $ 388,030
    GPUI Group*                                          (1,699)      17,769       (2,674)
    Less:  GPUI Group equity investments
       included above                                    (3,104)     (17,169)      (6,626)
    Add:  Equity in undistributed earnings/(losses)
       of affiliates                                     (5,804)        --         (5,804)
    GPU AR                                                    3         --         (4,782)
    Corporate                                              (136)       5,649      (14,278)
                                                      ---------    ---------    ---------
          Subtotal                                       (6,646)     255,264      353,866
                                                      ---------    ---------    ---------
Foreign: (GPUI Group only)
    Australia*                                           (3,646)      46,025       11,143
    United Kingdom*                                     (94,768)     117,624      (73,070)
    Other*                                               53,249        7,461       41,035
    Less: GPUI Group equity investments
       included above                                    81,748     (107,053)      23,423
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                    (21,296)        --        (21,296)
                                                      ---------    ---------    ---------
          Subtotal                                       15,287       64,057      (18,765)
                                                      ---------    ---------    ---------

Consolidated Total                                    $   8,641    $ 319,321    $ 335,101
                                                      =========    =========    =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.



                                     F-110a


Earnings Segment Data (in thousands)(continued)

                                                                     Depreciation
                                                       Operating         and         Operating
1996                                                   Revenues      Amortization     Income
----                                                   --------      ------------     ------

Domestic:
    GPU Energy companies                             $ 3,918,089    $   400,253    $   517,915
    GPUI Group*                                          121,721          9,229         23,652
    Less:  GPUI Group equity investments
       included above                                   (104,890)        (8,327)       (21,605)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                        --             --             --
    GPU AR                                                  --             --             --
    Corporate                                               --             --           (9,636)
                                                     -----------    -----------    -----------
          Subtotal                                     3,934,920        401,155        510,326
                                                     -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                           150,044          9,048         25,639
    United Kingdom*                                      570,042         15,628         58,474
    Other*                                                52,572          9,156         10,233
    Less: GPUI Group equity investments
       included above                                   (736,867)       (27,315)       (86,406)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                        --             --             --
                                                     -----------    -----------    -----------
          Subtotal                                        35,791          6,517          7,940
                                                     -----------    -----------    -----------

Consolidated Total                                   $ 3,970,711    $   407,672    $   518,266
                                                     ===========    ===========    ===========


                                                        Other    Interest and
                                                      Income and   Preferred
1996                                                  Deductions   Dividends   Net Income
----                                                  ----------   ---------   ----------

Domestic:
    GPU Energy companies                             $   6,099    $ 235,066    $ 288,948
    GPUI Group*                                          2,560       18,415        7,797
    Less:  GPUI Group equity investments
       included above                                    4,614      (17,601)         610
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                    (1,993)        --         (1,993)
    GPU AR                                                --           --           --
    Corporate                                              413        5,114      (14,337)
                                                     ---------    ---------    ---------
          Subtotal                                      11,693      240,994      281,025
                                                     ---------    ---------    ---------
Foreign: (GPUI Group only)
    Australia*                                            (930)      25,311         (602)
    United Kingdom*                                     10,166       59,862        8,778
    Other*                                               4,398        5,881        6,049
    Less: GPUI Group equity investments
       included above                                   (8,651)     (62,185)     (32,872)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                    35,974         --         35,974
                                                     ---------    ---------    ---------
          Subtotal                                      40,957       28,869       17,327
                                                     ---------    ---------    ---------

Consolidated Total                                   $  52,650    $ 269,863    $ 298,352
                                                     =========    =========    =========


*Includes the effect of consolidating the GPUI Group's ownership  interest in
 investments    accounted   for   under   the   equity   method   (pro-rata
 consolidation),  which are not  consolidated  in the audited  consolidated financial statements.


                                     F-110b



Earnings Segment Data (in thousands)(continued)

                                                                     Depreciation
                                                      Operating          and          Operating
1995                                                   Revenues      Amortization      Income
----                                                   --------      ------------      ------

Domestic:
    GPU Energy companies                             $ 3,804,656    $   377,650    $   565,086
    GPUI Group*                                          129,500         10,470         26,148
    Less:  GPUI Group equity investments
       included above                                   (123,475)        (9,462)       (22,341)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                        --             --             --
    GPU AR                                                  --             --             --
    Corporate                                               --             --           (4,535)
                                                     -----------    -----------    -----------
          Subtotal                                     3,810,681        378,658        564,358
                                                     -----------    -----------    -----------
Foreign: (GPUI Group only)
    Australia*                                           137,562           --           12,505
    Other*                                                12,785          2,396          1,360
    Less: GPUI Group equity investments
       included above                                   (138,569)          (390)       (12,186)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                        --             --             --
                                                     -----------    -----------    -----------
          Subtotal                                        11,778          2,006          1,679
                                                     -----------    -----------    -----------

Consolidated Total                                   $ 3,822,459    $   380,664    $   566,037
                                                     ===========    ===========    ===========


                                                         Other    Interest and
                                                      Income and   Preferred
1995                                                  Deductions   Dividends   Net Income
----                                                  ----------   ---------   ----------

Domestic:
    GPU Energy companies                             $ 120,416    $ 243,808    $ 441,694
    GPUI Group*                                          9,139       22,148       13,139
    Less:  GPUI Group equity investments
       included above                                      (18)     (21,651)        (708)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                    (3,597)        --         (3,597)
    GPU AR                                                --           --           --
    Corporate                                              848        7,080      (10,767)
                                                     ---------    ---------    ---------
          Subtotal                                     126,788      251,385      439,761
                                                     ---------    ---------    ---------
Foreign: (GPUI Group only)
    Australia*                                            (946)       7,944        3,615
    Other*                                               1,364        2,814       (1,012)
    Less: GPUI Group equity investments
       included above                                      419       (9,538)      (2,229)
    Add: Equity in undistributed earnings/(losses)
       of affiliates                                      --           --           --
                                                     ---------    ---------    ---------
          Subtotal                                         837        1,220          374
                                                     ---------    ---------    ---------

Consolidated Total                                   $ 127,625    $ 252,605    $ 440,135
                                                     =========    =========    =========



*    Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation),
     which  are  not   consolidated  in  the  audited   consolidated   financial
     statements.



                                     F-110c


GPU, Inc. and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                     (In Thousands)


          Column A              Column B         Column C         Column D    Column E
          --------              --------         --------         --------    --------
                                                Additions
                                          -------------------
                                Balance      (1)         (2)
                                  at      Charged to  Charged                 Balance
                               Beginning  Costs and   to Other                at End
         Description           of Period  Expenses    Accounts   Deductions  of Period
         -----------           ---------  --------    --------   ----------  ---------
Year ended December 31, 1997
  Allowance for doubtful
    accounts                   $ 8,660   $17,984   $ 6,069(a)   $24,626(b)   $ 8,087
  Allowance for inventory
    obsolescence                 2,256      --        8(e)          780(c)     1,484

Year ended December 31, 1996
  Allowance for doubtful
    accounts                   $ 8,182   $17,501   $ 5,304(a)   $22,327(b)   $ 8,660
  Allowance for inventory
    obsolescence                 3,373       650     2,207(d)     3,974(c)     2,256

Year ended December 31, 1995
  Allowance for doubtful
    accounts                   $ 7,430   $14,634   $ 5,789(a)   $19,671(b)   $ 8,182
  Allowance for inventory
    obsolescence                 4,923      --        --          1,550(c)     3,373




(a)    Recovery of accounts previously written off.

(b)    Accounts receivable written off.

(c)    Inventory written off.

(d) Sale of inventory previously written off by Met-Ed ($4) and JCP&L ($4) and reestablishment of zero value inventory by JCP&L ($2,199).

(e)    Sale of inventory previously written off by Met-Ed ($7) and JCP&L ($1).



Jersey Central Power & Light Company and Subsidiary Company

COMPANY STATISTICS

For The Years Ended December 31,                     1997         1996         1995         1994         1993        1992

Capacity at Company Peak (in MW):
   Company owned                                     2,718        2,850        2,749        2,765        2,839       2,826
   Contracted                                        2,794        2,497        2,462        2,403        2,033       2,364
                                                     -----        -----        -----        -----        -----       -----
       Total capacity (a)                            5,512        5,347        5,211        5,168        4,872       5,190
                                                     =====        =====        =====        =====        =====       =====

Hourly Peak Load (in MW):
   Summer peak                                       4,817        4,130        4,554        4,292        4,564       4,149
   Winter peak                                       3,168        3,173        3,260        3,242        3,129       3,135
   Reserve at company peak (%)                        14.4         29.5         14.4         20.4          6.7        25.1
   Load factor (%) (b)                                46.5         53.9         47.1         50.8         49.1        51.7

Sources of Energy (in thousands of MWH):
   Coal                                              2,215        2,105        1,929        1,738        1,983        1,985
   Nuclear                                           6,553        6,114        6,791        5,275        6,151       6,259
   Gas, hydro & oil                                    548          535          861          757          460         270
                                                    ------       ------       ------       ------       ------      ------
       Net generation                                9,316        8,754        9,581        7,770        8,594       8,514
   Utility purchases and interchange                 6,044        6,608        6,304        6,966        7,253       7,173
  Nonutility purchases                               5,342        5,439        5,850        4,920        4,820       5,274
                                                    ------       ------       ------       ------       ------      ------
       Total sources of energy                      20,702       20,801       21,735       19,656       20,667      20,961
  Company use, line loss, etc.                      (1,794)      (2,127)      (1,749)      (1,405)      (2,026)     (2,075)
                                                    ------       ------       ------       ------       ------      ------
       Total electric energy sales                  18,908       18,674       19,986       18,251       18,641      18,886
                                                    ======       ======       ======       ======       ======      ======

Fuel Expense (in millions):
  Coal                                                $ 28         $ 30         $ 26          $26          $28          $26
  Nuclear                                               39           40           44           35           42          41
  Gas & oil                                             34           31           31           34           29          18
                                                       ---          ---          ---           --           --          --
       Total                                          $101         $101         $101          $95          $99         $85
                                                       ===          ===          ===           ==           ==          ==

Power Purchased and Interchanged (in millions):
  Utility purchases and interchange purchases         $234         $246         $279         $295         $310        $325
  Nonutility purchases                                 384          370          382          304          292         316
   Amortization of nonutility buyout costs               9            -            -            -            -           -
                                                       ---          ---          ---          ---          ---         ---
       Total                                          $627         $616         $661         $599         $602        $641
                                                       ===          ===          ===          ===          ===         ===

Electric Energy Sales (in thousands of MWH):
   Residential                                       7,256        7,266        7,112        7,094        6,983       6,568
   Commercial                                        6,974        6,829        6,611        6,586        6,474       6,207
   Industrial                                        3,536        3,497        3,562        3,673        3,689       3,723
   Other                                                79           78           77           76          369         389
                                                    ------       ------       ------       ------       ------      ------
       Sales to customers                           17,845       17,670       17,362       17,429       17,515      16,887
   Sales to other utilities                          1,063        1,004        2,624          822        1,126       1,999
                                                    ------       ------       ------       ------       ------      ------
       Total                                        18,908       18,674       19,986       18,251       18,641      18,886
                                                    ======       ======       ======       ======       ======      ======

Operating Revenues (in millions):
   Residential                                      $  907       $  895       $  881       $  855       $  835      $  735
   Commercial                                          797          775          742          721          699         630
   Industrial                                          313          311          315          322          321         306
   Other                                                21           21           21           21           40          40
                                                     -----        -----        -----        -----        -----       -----
       Sales to customers                            2,038        2,002        1,959        1,919        1,895       1,711
   Sales to other utilities                             36           35           62           19           31          53
                                                     -----        -----        -----        -----        -----       -----
       Total electric energy sales                   2,074        2,037        2,021        1,938        1,926       1,764
   Other revenues                                       20           21           15           15           10          10
                                                     -----        -----        -----        -----        -----       -----
       Total                                        $2,094       $2,058       $2,036       $1,953       $1,936      $1,774
                                                     =====        =====        =====        =====        =====       =====

Price per KWH (in cents):
   Residential                                       12.47        12.40        12.31        12.06        11.90       11.15
   Commercial                                        11.42        11.38        11.20        10.92        10.78       10.08
   Industrial                                         8.85         8.92         8.45         8.78         8.70        8.20
   Total sales to customers                          11.41        11.38        11.24        11.00        10.80       10.09
   Total electric energy sales                       10.96        10.96        10.08        10.61        10.31        9.30

Kilowatt-hour Sales per Residential Customer         8,493        8,637        8,559        8,690        8,669       8,264

Customers at Year-End (in thousands)                   969          954          940          924          911         897

(a) Summer ratings at December 31, 1997 of owned and contracted capacity were 2,729 MW and 2,483 MW, respectively.
(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.



Jersey Central Power & Light Company and Subsidiary Company

SELECTED FINANCIAL DATA


                                                                     (In Thousands)
For the Years Ended December 31,               1997           1996 (1)       1995           1994 (2)       1993           1992


Operating revenues                          $2,093,972     $2,057,918     $2,035,928     $1,952,425     $1,935,909     $1,774,071

Other operation and maintenance expense        454,991        556,086        475,448        526,623        460,128        424,285

Net income                                     212,014        156,303        199,089        162,841        158,344        117,361

Earnings available for common stock            200,638        143,231        184,632        148,046        141,534         96,757

Net utility plant in service                 2,664,141      2,717,056      2,641,565      2,620,212      2,558,160      2,429,756

Total assets                                 4,690,776      4,709,919      4,456,389      4,336,640      4,269,155      3,886,904

Long-term debt                               1,173,304      1,173,091      1,192,945      1,168,444      1,215,674      1,116,930

Long-term obligations under
  capital leases                                     6            933          2,402          4,362          6,966          4,645

Company-obligated mandatorily
  redeemable preferred securities              125,000        125,000        125,000              -              -              -

Cumulative preferred stock with
  mandatory redemption                          91,500        114,000        134,000        150,000        150,000        150,000

Capital expenditures                           172,243        199,823        217,805        243,878        197,059        218,874

Return on average common equity                  13.1%           9.5%          13.1%          11.2%          11.1%           8.0%

Employees                                        2,509          2,538          3,111          3,077          3,447          3,434

(1) Results for 1996 reflect a decrease in earnings of $39.4 million (after-tax) for costs related to voluntary enhanced retirement programs.

(2) Results for 1994 reflect a net decrease in earnings of $23.0 million (after-tax) due to charges for costs related to early retirement programs ($30.4 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($7.4 million).




Jersey Central Power & Light Company and Subsidiary Company

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter                           Second Quarter
                                                -------------                           --------------

In Thousands                                 1997               1996                1997              1996


Operating revenues                         $510,443            $529,274          $478,226           $475,884
Operating income                             82,472              77,361            70,651             67,750
Net income                                   58,320              54,496            35,241             40,381
Earnings available for common stock          55,158              50,910            32,362             37,219



                                                Third Quarter                           Fourth Quarter
                                                -------------                           --------------

In Thousands                                 1997               1996*               1997              1996


Operating revenues                         $602,900            $578,274          $502,403           $474,486
Operating income                            102,527              53,452            69,200             58,743
Net income                                   77,306              27,519            41,147             33,907
Earnings available for common stock          74,709              24,357            38,409             30,745



* Results for the third quarter of 1996 reflect charges to Other operation and maintenance expense of $39.4 million (after-tax) for costs related to voluntary enhanced retirement programs.













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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jersey Central Power & Light Company and Subsidiary Company as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                      COOPERS & LYBRAND L.L.P.

New York, New York
February 4, 1998

Jersey Central Power & Light Company and Subsidiary Company


CONSOLIDATED BALANCE SHEETS

                                                           (In Thousands)
December 31,                                             1997        1996


ASSETS
Utility Plant:
  In service, at original cost                        $4,671,568  $4,528,676
  Less, accumulated depreciation                       2,007,427   1,811,620
                                                       ---------   ---------
      Net utility plant in service                     2,664,141   2,717,056
  Construction work in progress                          124,887     106,512
  Other, net                                              92,654     111,116
                                                       ---------   ---------
      Net utility plant                                2,881,682   2,934,684
                                                       ---------   ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 13)    343,434     278,342
  Nuclear fuel disposal trust, at market                 108,652     101,661
  Other, net                                               8,951       8,305
                                                       ---------   ---------
       Total other property and investments              461,037     388,308
                                                       ---------   ---------

Current Assets:
  Cash and temporary cash investments                      2,994       1,321
  Special deposits                                         6,778       6,939
  Accounts receivable:
    Customers, net                                       153,753     135,655
    Other                                                 18,225      33,228
  Unbilled revenues                                       59,687      56,522
  Materials and supplies, at average cost or less:
    Construction and maintenance                          90,037      92,761
    Fuel                                                  14,260      19,257
  Deferred income taxes (Note 8)                          27,536      22,509
  Prepayments                                             14,468      21,150
                                                       ---------   ---------
      Total current assets                               387,738     389,342
                                                       ---------   ---------

Deferred Debits and Other Assets:
  Regulatory assets: (Note 13)
    Nonutility generation contract buyout costs          140,500     139,000
    Income taxes recoverable through future rates        128,111     142,726
    Three Mile Island Unit 2 deferred costs              109,498     126,448
    Unamortized property losses                           94,726      94,767
    Other                                                312,867     326,620
                                                       ---------   ---------
      Total regulatory assets                            785,702     829,561
   Deferred income taxes (Note 8)                        154,708     138,903
  Other                                                   19,909      29,121
                                                       ---------   ---------
      Total deferred debits and other assets             960,319     997,585
                                                       ---------   ---------



      Total Assets                                    $4,690,776  $4,709,919
                                                       =========   =========




The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company


CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                               1997         1996


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock (Note 4)                                 $  153,713   $  153,713
  Capital surplus                                          510,769      510,769
  Retained earnings                                        875,639      825,001
                                                         ---------    ---------
      Total common stockholder's equity                  1,540,121    1,489,483
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                               91,500      114,000
    Without mandatory redemption                            37,741       37,741
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                          125,000      125,000
  Long-term debt (Note 3)                                1,173,304    1,173,091
                                                         ---------    ---------
      Total capitalization                               2,967,666    2,939,315
                                                         ---------    ---------

Current Liabilities:
  Securities due within one year                            12,511      110,075
  Notes payable (Note 2)                                   115,254       31,800
  Obligations under capital leases (Note 12)                79,419       96,150
  Accounts payable:
    Affiliates                                              27,167       71,761
    Other                                                  113,822       94,258
  Taxes accrued                                              3,966        2,063
  Interest accrued                                          26,021       28,350
  Deferred energy credits                                   25,645       15,559
  Other                                                     76,529       80,195
                                                         ---------    ---------
      Total current liabilities                            480,334      530,211
                                                         ---------    ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                           644,562      664,440
  Unamortized investment tax credits                        54,675       59,893
  Nuclear fuel disposal fee                                134,326      127,543
  Three Mile Island Unit 2 future costs                    112,227      107,652
  Regulatory liabilities (Note 13)                          49,226       33,250
  Other                                                    247,760      247,615
                                                         ---------    ---------
      Total deferred credits and other liabilities       1,242,776    1,240,393
                                                         ---------    ---------


Commitments and Contingencies (Note 13)





      Total Liabilities and Capitalization              $4,690,776   $4,709,919
                                                         =========    =========




The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company


CONSOLIDATED STATEMENTS OF INCOME

                                                                     (In Thousands)
For The Years Ended December 31,                        1997                1996                1995


Operating Revenues                                   $2,093,972          $2,057,918          $2,035,928
                                                      ---------           ---------           ---------

Operating Expenses:
  Fuel     101,030                                      101,357             101,110
  Power purchased and interchanged:
        Affiliates                                       15,979              27,058              17,950
        Others                                          610,792             589,396             642,858
  Deferral of energy and capacity costs, net              6,043              19,441              (5,949)
  Other operation and maintenance                       454,991             556,086             475,448
  Depreciation and amortization                         237,461             207,309             194,976
  Taxes, other than income taxes                        232,086             228,885             226,994
                                                      ---------           ---------           ---------
       Total operating expenses                       1,658,382           1,729,532           1,653,387
                                                      ---------           ---------           ---------

Operating Income Before Income Taxes                    435,590             328,386             382,541
  Income taxes (Note 8)                                 110,740              71,080              91,321
                                                      ---------           ---------           ---------
Operating Income                                        324,850             257,306             291,220
                                                      ---------           ---------           ---------

Other Income and Deductions:
  Allowance for other funds used during construction          -               1,536               1,803
  Other income, net                                       1,919               7,202              14,889
  Income taxes (Note 8)                                  (1,376)             (3,357)             (5,905)
                                                      ---------           ---------           ---------
       Total other income and deductions                    543               5,381              10,787
                                                      ---------           ---------           ---------

Income Before Interest Charges and
   Dividends on Preferred Securities                    325,393             262,687             302,007
                                                      ---------           ---------           ---------

Interest Charges and Dividends
   on Preferred Securities:
  Interest on long-term debt                             89,869              89,648              92,602
  Other interest                                         15,129              11,147               9,709
  Allowance for borrowed funds used during
   construction                                          (2,319)             (5,111)             (6,021)
  Dividends on company-obligated mandatorily
   redeemable preferred securities                       10,700              10,700               6,628
                                                      ---------           ---------           ---------
       Total interest charges and dividends
          on preferred securities                       113,379             106,384             102,918
                                                      ---------           ---------           ---------

Net Income                                              212,014             156,303             199,089
  Preferred stock dividends                              11,376              13,072              14,457
                                                      ---------           ---------           ---------
Earnings Available for Common Stock                  $  200,638          $  143,231          $  184,632
                                                      =========           =========           =========





The accompanying notes are an integral part of the consolidated financial statements.



Jersey Central Power & Light Company and Subsidiary Company


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                    (In Thousands)
For The Years Ended December 31,                      1997                1996                1995



Balance at beginning of year                       $  825,001          $  816,770          $  772,240

   Net income                                         212,014             156,303             199,089
                                                    ---------           ---------           ---------

              Total                                 1,037,015             973,073             971,329
                                                    ---------           ---------           ---------

   Cash dividends on capital stock:

        Cumulative preferred stock
        (at the annual rates indicated below):

          4%    Series   ($4.00 a share)                 (500)               (500)               (500)
          7.88% Series E ($7.88 a share)               (1,970)             (1,970)             (1,970)
          8.48% Series I ($8.48 a share)               (1,272)             (2,968)             (4,240)
          8.65% Series J ($8.65 a share)               (4,325)             (4,325)             (4,325)
          7.52% Series K ($7.52 a share)               (3,309)             (3,309)             (3,422)

        Common stock (not declared on a
        per share basis)                             (150,000)           (135,000)           (140,000)
                                                    ---------           ---------           ---------

              Total                                  (161,376)           (148,072)           (154,457)
                                                    ---------           ---------           ---------

   Other adjustments, net                                   -                   -                (102)
                                                    ---------           ---------           ---------

Balance at end of year                             $  875,639          $  825,001          $  816,770
                                                    =========           =========           =========









The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (In Thousands)
For The Years Ended December 31,                            1997         1996         1995


Operating Activities:
  Net income                                             $ 212,014    $ 156,303    $ 199,089
  Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         253,278      217,225      212,609
     Amortization of property under capital leases          28,703       28,339       31,963
     Voluntary enhanced retirement programs                   --         62,909         --
     Nuclear outage maintenance costs, net                  11,615      (15,392)      16,239
     Deferred income taxes and investment tax
       credits, net                                        (27,449)       4,056       (3,264)
     Deferred energy and capacity costs, net                 8,193       19,436       (6,511)
     Accretion income                                      (10,760)     (11,610)     (12,520)
     Allowance for other funds used during
       construction                                           --         (1,536)      (1,803)
  Changes in working capital:
     Receivables                                            (6,261)      12,897      (35,318)
     Materials and supplies                                  7,721        2,624       (2,642)
     Special deposits and prepayments                        6,844          138       22,261
     Payables and accrued liabilities                      (31,854)     (62,157)     (47,634)
  Nonutility generation contract buyout costs              (30,500)     (65,000)     (17,000)
  Other, net                                                 6,281       (6,334)     (12,816)
                                                         ---------    ---------    ---------
       Net cash provided by operating activities           427,825      341,898      342,653
                                                         ---------    ---------    ---------

Investing Activities:
  Cash construction expenditures                          (172,243)    (199,823)    (217,805)
   Contributions to decommissioning trusts                 (18,003)     (18,004)     (18,793)
  Other, net                                               (10,989)     (10,253)      (7,114)
                                                         ---------    ---------    ---------
       Net cash used for investing activities             (201,235)    (228,080)    (243,712)
                                                         ---------    ---------    ---------

Financing Activities:
  Issuance of long-term debt                                  --         79,550       49,625
  Increase/(Decrease) in notes payable, net                 83,454       31,000     (109,700)
  Retirement of long-term debt                            (100,075)     (25,710)     (47,439)
   Capital lease principal payments                        (26,496)     (29,763)     (26,991)
  Issuance of company-obligated mandatorily
    redeemable preferred securities                           --           --        121,063
  Redemption of preferred stock                            (20,000)     (20,000)      (6,049)
  Dividends paid on preferred stock                        (11,800)     (13,496)     (14,569)
  Dividends paid on common stock                          (150,000)    (135,000)    (140,000)
  Contribution from parent corporation                        --           --         75,000
                                                         ---------    ---------    ---------
       Net cash required by financing activities          (224,917)    (113,419)     (99,060)
                                                         ---------    ---------    ---------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                          1,673          399         (119)
Cash and temporary cash investments, beginning of year       1,321          922        1,041
                                                         ---------    ---------    ---------
Cash and temporary cash investments, end of year         $   2,994    $   1,321    $     922
                                                         =========    =========    =========


Supplemental Disclosure:
  Interest paid                                          $ 114,423    $ 106,264    $ 106,673
                                                         =========    =========    =========
  Income taxes paid                                      $ 133,689    $  90,960    $  93,662
                                                         =========    =========    =========
  New capital lease obligations incurred                 $  11,048    $  32,694    $  18,264
                                                         =========    =========    =========




The accompanying notes are an integral part of the consolidated financial statements.




Jersey Central Power & Light Company and Subsidiary Company


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                        (In Thousands)




          Column A                            Column B          Column C          Column D            Column E
----------------------------                  ---------         --------          --------            --------
                                                                        Additions
                                               Balance             (1)              (2)
                                                 at             Charged to        Charged                                Balance
                                              Beginning         Costs and         to Other                               at End
         Description                          of Period          Expenses         Accounts           Deductions         of Period
Year ended December 31, 1997
  Allowance for doubtful
    accounts                                   $1,670            $4,976          $1,939              $7,171(b)           $1,414
  Allowance for inventory
    obsolescence                                  206               -                 1(e)              223(c)              (16)

Year ended December 31, 1996
  Allowance for doubtful
    accounts                                   $1,958            $5,080          $1,680(a)           $7,048(b)           $1,670
  Allowance for inventory
    obsolescence                                  197               -                 4(e)            2,194(c)              206
                                                                                  2,199(d)
Year ended December 31, 1995
  Allowance for doubtful
    accounts                                   $1,359            $5,076          $2,480(a)           $6,957(b)           $1,958
  Allowance for inventory
    obsolescence                                  348               -               -                   151(c)              197






_____________________________________

(a)    Recovery of accounts previously written off.

(b)    Accounts receivable written off.

(c)    Inventory written off.

(d)    Reestablishment of zero value inventory.

(e)    Sale of inventory previously written off.






Metropolitan Edison Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,                       1997         1996         1995         1994        1993       1992


Capacity at Company Peak (in MW):
   Company owned                                       1,738        1,705        1,604        1,602       1,602      1,602
   Contracted                                            507          853          492          499         676        609
                                                       -----        -----        -----        -----       -----      -----
       Total capacity (a)                              2,245        2,558        2,096        2,101       2,278      2,211
                                                       =====        =====        =====        =====       =====      =====

Hourly Peak Load (in MW):
   Summer peak                                         2,224        2,017        2,186        2,000       1,944      1,845
   Winter peak                                         2,054        2,114        2,012        1,954       1,940      1,834
   Reserve at company peak (%)                            .9         21.0         (4.1)         5.1        17.2       19.8
   Load factor (%) (b)                                  63.5         66.3         61.4         66.6        67.2       67.6

Sources of Energy (in thousands of MWH):
   Coal                                                5,203        4,760        4,334        4,547       4,283      4,809
   Nuclear                                             2,959        3,550        3,194        3,294       2,975      3,460
   Gas, hydro & oil                                      204          182          253          194          42         64
                                                      ------       ------       ------       ------      ------     ------
       Net generation                                  8,366        8,492        7,781        8,035       7,300      8,333
   Utility purchases and interchange                   2,424        2,021        3,087        2,295       3,398      3,319
  Nonutility purchases                                 2,481        2,406        2,066        1,654       1,623      1,333
                                                      ------       ------       ------       ------      ------     ------
       Total sources of energy                        13,271       12,919       12,934       11,984      12,321     12,985
  Company use, line loss, etc.                          (790)        (718)        (856)        (660)       (884)      (479)
                                                      ------       ------       ------       ------      ------     ------
       Total electric energy sales                    12,481       12,201       12,078       11,324      11,437     12,506
                                                      ======       ======       ======       ======      ======     ======

Fuel Expense (in millions):
  Coal                                                   $72          $69          $61          $71         $64        $72
  Nuclear                                                 16           20           20           20          16         19
  Gas & oil                                                4            5            6            3           2          2
                                                          --           --           --           --          --         --
       Total                                             $92          $94          $87          $94         $82        $93
                                                          ==           ==           ==           ==          ==         ==

Power Purchased and Interchanged (in millions):
  Utility purchases and interchange purchases           $ 70         $ 54         $ 84         $ 80        $108       $105
  Nonutility purchases, net of deferred costs            162          168          131          101          95         78
   Amortization of nonutility buyout costs                10            9            -            -           -          -
                                                         ---          ---          ---          ---         ---        ---
       Total                                            $242         $231         $215         $181        $203       $183
                                                         ===          ===          ===          ===         ===        ===

Electric Energy Sales (in thousands of MWH):
   Residential                                         4,034        4,135        3,925        3,921       3,800      3,567
   Commercial                                          3,209        3,144        3,011        2,921       2,794      2,638
   Industrial                                          4,098        4,033        3,957        3,861       3,664      3,589
   Other                                                 210          213          209          211         284        329
                                                      ------       ------       ------       ------      ------     ------
       Sales to customers                             11,551       11,525       11,102       10,914      10,542     10,123
   Sales to other utilities                              930          676          976          410         895      2,383
                                                      ------       ------       ------       ------      ------     ------
       Total                                          12,481       12,201       12,078       11,324      11,437     12,506
                                                      ======       ======       ======       ======      ======     ======

Operating Revenues (in millions):
   Residential                                          $368         $365         $339         $327        $322       $306
   Commercial                                            259          247          229          215         209        201
   Industrial                                            253          243          228          215         207        213
   Other                                                  14           14           13           12          18         22
                                                         ---          ---          ---          ---         ---        ---
       Sales to customers                                894          869          809          769         756        742
   Sales to other utilities                               24           20           26           12          27         63
                                                         ---          ---          ---          ---         ---        ---
       Total electric energy sales                       918          889          835          781         783        805
   Other revenues                                         25           21           20           20          18         17
                                                         ---          ---          ---          ---         ---        ---
       Total                                            $943         $910         $855         $801        $801       $822
                                                         ===          ===          ===          ===         ===        ===

Price per KWH (in cents):
   Residential                                          9.04         8.90         8.54         8.39        8.42       8.60
   Commercial                                           7.93         7.88         7.54         7.38        7.46       7.63
   Industrial                                           6.07         6.04         5.74         5.55        5.68       5.95
   Total sales to customers                             7.63         7.58         7.23         7.07        7.16       7.34
   Total electric energy sales                          7.25         7.33         6.86         6.92        6.83       6.45

Kilowatt-hour Sales per Residential Customer           9,644       10,012        9,609        9,741       9,573      9,139

Customers at Year-End (in thousands)                     477          470          465          458         451        445

(a) Summer ratings at December 31, 1997 of owned and contracted capacity were 1,738 MW and 796 MW, respectively.
(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.




Metropolitan Edison Company and Subsidiary Companies

SELECTED FINANCIAL DATA


                                                                             (In Thousands)
For the Years Ended December 31,            1997           1996 (1)       1995 (2)       1994 (3)        1993          1992


Operating revenues                       $  943,109     $  910,408     $  854,674     $  801,303     $  801,487     $  821,823

Other operation and maintenance expense     228,258        249,993        229,559        258,656        210,822        208,756

Net income                                   93,517         69,067        148,540            731         77,875         73,077

Earnings available for common stock          93,034         71,845        147,596         (2,229)        70,915         62,788

Net utility plant in service              1,492,039      1,455,702      1,477,030      1,437,250      1,361,409      1,290,628

Total assets                              2,533,981      2,472,978      2,437,165      2,236,279      2,172,543      1,811,689

Long-term debt                              576,924        563,252        603,268        529,783        546,319        496,440

Long-term obligations under
  capital leases                                 30            380          1,032          2,174          3,557          2,643

Company-obligated mandatorily
  redeemable preferred securities           100,000        100,000        100,000        100,000              -              -

Capital expenditures                         87,613         76,660        112,554        159,717        142,380        130,641

Return on average common equity               12.9%          10.3%          23.5%          (0.4%)         12.2%          11.8%

Employees                                     2,498          2,093          2,166          2,000          2,322          2,328


(1) Results for 1996 reflect a decrease in earnings of $15.4 million (after-tax) for costs related to voluntary enhanced retirement programs.

(2) Results for 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(3) Results for 1994 reflect a net decrease in earnings of $79.9 million (after-tax) due to a write-off of certain future TMI-2 retirement costs ($72.8 million); charges for costs related to early retirement programs ($20.1 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($13.0 million).





Metropolitan Edison Company and Subsidiary Companies


QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter                         Second Quarter

In Thousands                                 1997               1996               1997               1996


Operating revenues                         $255,260           $237,688           $208,554           $207,058
Operating income                             54,113             38,392             28,303             31,129
Net income                                   39,685             24,037             14,203             16,806
Earnings available for common stock          39,564             23,801             14,082             16,570



                                                Third Quarter                         Fourth Quarter

In Thousands                                1997                1996*              1997               1996


Operating revenues                         $248,161           $243,077           $231,134           $222,585
Operating income                             41,714             23,575             26,021             33,804
Net income                                   27,225              8,382             12,404             19,842
Earnings available for common stock          27,105              8,146             12,283             23,328



* Results for the third quarter of 1996 reflect charges to Other operation and maintenance of $15.4 million (after-tax) for costs related to voluntary enhanced retirement programs.




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Edison Company and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                      COOPERS & LYBRAND L.L.P.

New York, New York
February 4, 1998

Metropolitan Edison Company and Subsidiary Companies


CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                               1997         1996


ASSETS
Utility Plant:
  In service, at original cost                          $2,411,810   $2,297,100
  Less, accumulated depreciation                           919,771      841,398
                                                        ----------   ----------
      Net utility plant in service                       1,492,039    1,455,702
  Construction work in progress                             45,435       98,171
  Other, net                                                39,056       31,000
                                                        ----------   ----------
      Net utility plant                                  1,576,530    1,584,873
                                                        ----------   ----------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 13)      168,110      131,475
  Other, net                                                11,958       11,261
                                                        ----------   ----------
      Total other property and investments                 180,068      142,736
                                                        ----------   ----------

Current Assets:
  Cash and temporary cash investments                        6,116        1,901
  Special deposits                                           1,055        1,052
  Accounts receivable:
    Customers, net                                          65,156       61,522
    Other                                                   29,399       17,368
  Unbilled revenues                                         39,747       27,019
  Materials and supplies, at average cost or less:
    Construction and maintenance                            38,597       39,739
    Fuel                                                    11,323       11,026
  Deferred income taxes (Note 8)                             2,945        7,073
  Prepayments                                                6,762       17,254
                                                        ----------   ----------
      Total current assets                                 201,100      183,954
                                                        ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:(Note 13)
     Income taxes recoverable through future rates         178,927      174,636
    Three Mile Island Unit 2 deferred costs                146,290      144,782
    Nonutility generation contract buyout costs             76,368       86,781
    Other                                                   73,297       56,184
                                                        ----------   ----------
      Total regulatory assets                              474,882      462,383
   Deferred income taxes (Note 8)                           87,332       85,169
  Other                                                     14,069       13,863
                                                        ----------   ----------
      Total deferred debits and other assets               576,283      561,415
                                                        ----------   ----------



      Total Assets                                      $2,533,981   $2,472,978
                                                        ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies


CONSOLIDATED BALANCE SHEETS

                                                           (In Thousands)
December 31,                                             1997         1996


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock (Note 4)                              $   66,273   $   66,273
  Capital surplus                                       370,200      370,200
  Retained earnings                                     268,634      255,649
  Accumulated other comprehensive income (Note 4)        12,487        8,395
                                                     ----------   ----------
      Total common stockholder's equity                 717,594      700,517
  Cumulative preferred stock  (Note 4)                   12,056       12,056
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                       100,000      100,000
  Long-term debt (Note 3)                               576,924      563,252
                                                     ----------   ----------
      Total capitalization                            1,406,574    1,375,825
                                                     ----------   ----------

Current Liabilities:
  Securities due within one year                             22       40,020
  Notes payable (Note 2)                                 67,279       50,667
  Obligations under capital leases (Note 12)             38,372       29,964
  Accounts payable
    Affiliates                                           62,873       27,556
    Other                                                95,589       89,857
  Taxes accrued                                          21,455       11,222
  Interest accrued                                       15,903       18,279
  Other                                                  33,351       45,825
                                                     ----------   ----------
      Total current liabilities                         334,844      313,390
                                                     ----------   ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                        412,692      401,104
  Unamortized investment tax credits                     29,134       31,584
  Three Mile Island Unit 2 future costs                 224,354      215,204
  Nuclear fuel disposal fee                              30,343       28,811
  Regulatory liabilities (Note 13)                       24,195       25,981
  Other                                                  71,845       81,079
                                                     ----------   ----------
      Total deferred credits and other liabilities      792,563      783,763
                                                     ----------   ----------



Commitments and Contingencies (Note 13)





      Total Liabilities and Capitalization           $2,533,981   $2,472,978
                                                     ==========   ==========





The accompanying notes are an integral part of the consolidated financial statements.


Metropolitan Edison Company and Subsidiary Companies


CONSOLIDATED STATEMENTS OF INCOME

                                                                  (In Thousands)
For The Years Ended December 31,                          1997         1996         1995


Operating Revenues                                     $ 943,109    $ 910,408    $ 854,674
                                                       ---------    ---------    ---------

Operating Expenses:
  Fuel                                                    92,726       93,881       87,477
  Power purchased and interchanged:
     Affiliates                                           17,936       20,724       31,411
    Others                                               223,948      209,831      184,319
  Deferral of energy costs, net                             --           (448)      (1,041)
  Other operation and maintenance                        228,258      249,993      229,559
  Depreciation and amortization                          106,437       98,364       99,588
  Taxes, other than income taxes                          59,339       61,319       54,870
                                                       ---------    ---------    ---------
       Total operating expenses                          728,644      733,664      686,183
                                                       ---------    ---------    ---------

Operating Income Before Income Taxes                     214,465      176,744      168,491
   Income taxes (Note 8)                                  64,314       49,844       36,686
                                                       ---------    ---------    ---------
Operating Income                                         150,151      126,900      131,805
                                                       ---------    ---------    ---------

Other Income and Deductions:
  Allowance for other funds used during construction          75          540        1,304
  Other income, net                                        3,371        1,220      129,660
   Income taxes (Note 8)                                  (1,455)        (489)     (55,364)
                                                       ---------    ---------    ---------
       Total other income and deductions                   1,991        1,271       75,600
                                                       ---------    ---------    ---------

Income Before Interest Charges and
   Dividends on Preferred Securities                     152,142      128,171      207,405
                                                       ---------    ---------    ---------

Interest Charges and Dividends
   on Preferred Securities:
  Interest on long-term debt                              43,885       45,373       45,844
  Other interest                                           6,765        5,436        5,147
  Allowance for borrowed funds used during
   construction                                           (1,025)        (705)      (1,126)
  Dividends on company-obligated mandatorily
   redeemable preferred securities                         9,000        9,000        9,000
                                                       ---------    ---------    ---------
          Total interest charges and dividends
            on preferred securities                       58,625       59,104       58,865
                                                       ---------    ---------    ---------

Net Income                                                93,517       69,067      148,540
   Preferred stock dividends                                 483          944          944
   Gain on preferred stock reacquisition                    --          3,722         --
                                                       ---------    ---------    ---------
Earnings Available for Common Stock                    $  93,034    $  71,845    $ 147,596
                                                       =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            (In Thousands)
For The Years Ended December 31,                      1997       1996        1995


Net income                                         $ 93,517    $ 69,067    $148,540
                                                    --------    --------    --------
Other comprehensive income/(loss),
net of tax: (Note 4)
   Net unrealized gains on investments                4,249       4,027       5,119
   Minimum pension liability                           (157)       (262)       --
                                                   --------    --------    --------
   Total other comprehensive income                   4,092       3,765       5,119
                                                   --------    --------    --------
Comprehensive income                               $ 97,609    $ 72,832    $153,659
                                                   ========    ========    ========





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                           (In Thousands)
For The Years Ended December 31,                     1997         1996         1995


Balance at beginning of year                     $ 255,649    $ 243,804    $ 191,231

   Net income                                       93,517       69,067      148,540
                                                 ---------    ---------    ---------

              Total                                349,166      312,871      339,771
                                                 ---------    ---------    ---------

   Cash dividends on capital stock:

        Cumulative preferred stock
        (at the annual rates indicated below):

          3.90% Series ($3.90 a share)                (251)        (459)        (459)
          4.35% Series ($4.35 a share)                 (98)        (145)        (145)
          3.85% Series ($3.85 a share)                 (36)        (112)        (112)
          3.80% Series ($3.80 a share)                 (30)         (69)         (69)
          4.45% Series ($4.45 a share)                 (68)        (159)        (159)

        Common stock (not declared on a
        per share basis)                           (80,000)     (60,000)     (95,000)
                                                 ---------    ---------    ---------

                Total                              (80,483)     (60,944)     (95,944)
                                                 ---------    ---------    ---------

   Gain on preferred stock reacquisition              --          3,722         --
  Other adjustments, net                               (49)        --            (23)
                                                 ---------    ---------    ---------

Balance at end of year                           $ 268,634    $ 255,649    $ 243,804
                                                 =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    (In Thousands)
For The Years Ended December 31,                            1997         1996         1995


Operating Activities:
  Net income                                             $  93,517    $  69,067    $ 148,540
  Adjustments to reconcile income to cash provided:
     Depreciation and amortization                         113,662      104,820       84,848
     Amortization of property under capital leases          11,637       15,704       13,667
     Three Mile Island Unit 2 costs                           --           --       (118,209)
     Voluntary enhanced retirement programs                   --         26,204         --
     Nuclear outage maintenance costs, net                  (6,169)       6,215       (5,931)
     Deferred income taxes and investment tax
       credits, net                                          3,137       25,168       68,827
     Deferred energy costs, net                               --           (448)      (1,041)
     Allowance for other funds used during
       construction                                            (75)        (540)      (1,304)
  Changes in working capital:
     Receivables                                           (28,393)       8,490      (19,130)
     Materials and supplies                                    845       (1,611)       7,053
     Special deposits and prepayments                       10,489      (10,501)       1,615
     Payables and accrued liabilities                       47,819      (17,714)      11,478
  Nonutility generation contract buyout costs              (16,050)     (43,318)     (21,499)
  Other, net                                               (17,942)     (15,964)     (36,318)
                                                         ---------    ---------    ---------
       Net cash provided by operating activities           212,477      165,572      132,596
                                                         ---------    ---------    ---------

Investing Activities:
  Cash construction expenditures                           (87,613)     (76,660)    (112,554)
   Contributions to decommissioning trusts                 (16,992)     (17,057)     (13,485)
  Other, net                                                  (363)      (1,087)        (300)
                                                         ---------    ---------    ---------
       Net cash used for investing activities             (104,968)     (94,804)    (126,339)
                                                         ---------    ---------    ---------

Financing Activities:
  Issuance of long-term debt                                13,577         --         87,911
  Increase in notes payable, net                            16,612       28,277       22,390
  Retirement of long-term debt                             (40,020)     (15,019)     (40,519)
   Capital lease principal payments                        (12,744)     (15,171)     (12,531)
  Redemption of preferred stock                               --         (7,820)        --
  Dividends paid on preferred stock                           (719)        (944)        (944)
   Dividends paid on common stock                          (80,000)     (60,000)     (95,000)
  Contribution from parent corporation                        --           --         25,000
                                                         ---------    ---------    ---------
       Net cash required by financing activities          (103,294)     (70,677)     (13,693)
                                                         ---------    ---------    ---------


Net increase/(decrease) in cash and temporary cash
  investments from above activities                          4,215           91       (7,436)
Cash and temporary cash investments, beginning of year       1,901        1,810        9,246
                                                         ---------    ---------    ---------
Cash and temporary cash investments, end of year         $   6,116    $   1,901    $   1,810
                                                         =========    =========    =========


Supplemental Disclosure:
  Interest paid                                          $  59,819    $  59,697    $  57,606
                                                         =========    =========    =========
  Income taxes paid                                      $  55,375    $  39,278    $  47,343
                                                         =========    =========    =========
  New capital lease obligations incurred                 $  19,695    $   1,417    $  22,316
                                                         =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.





Metropolitan Edison Company and Subsidiary Companies


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                 (In Thousands)



          Column A                            Column B                 Column C                      Column D           Column E
----------------------------                  ---------                --------                      --------           --------
                                                                       Additions
                                                                -------------------------
                                               Balance             (1)              (2)
                                                 at             Charged to        Charged                                Balance
                                              Beginning         Costs and         to Other                               at End
         Description                          of Period          Expenses         Accounts           Deductions         of Period
         -----------                          ---------          --------         --------           ----------         ---------
Year ended December 31, 1997
  Allowance for doubtful
    accounts                                   $3,172            $6,644          $1,944(a)           $8,613(b)           $3,147
  Allowance for inventory
    obsolescence                                1,864               -                 7(c)              438(d)            1,433

Year ended December 31, 1996
  Allowance for doubtful
    accounts                                   $3,072            $6,460          $1,651(a)           $8,011(b)           $3,172
  Allowance for inventory
    obsolescence                                3,176               -                 4(c)            1,316(d)            1,864

Year ended December 31, 1995
  Allowance for doubtful
    accounts                                   $4,889            $3,040          $1,793(a)           $6,650(b)           $3,072
  Allowance for inventory
    obsolescence                                4,575               -               -                 1,399(d)            3,176





_______________________________

(a)    Recovery of accounts previously written off.

(b)    Accounts receivable written off.

(c)    Sale of inventory previously written off.

(d     Inventory written off.






Pennsylvania Electric Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,                     1997         1996         1995         1994         1993        1992

Capacity at Company Peak (in MW):
   Company owned                                     2,365        2,365        2,365        2,369        2,369      2,371
   Contracted                                          867          782          868          778          636        418
                                                     -----        -----        -----        -----        -----      -----
       Total capacity (a)                            3,232        3,147        3,233        3,147        3,005      2,789
                                                     =====        =====        =====        =====        =====      =====

Hourly Peak Load (in MW):
   Summer peak                                       2,535        2,410        2,495        2,309        2,208      2,140
   Winter peak                                       2,652        2,574        2,589        2,514        2,342      2,355
   Reserve at company peak (%)                        21.9         22.3         24.9         25.2         28.3       18.4
   Load factor (%) (b)                                69.7         71.1         67.6         69.4         70.5       69.3

Sources of Energy (in thousands of MWH):
   Coal1                                             1,972       11,268       11,237       10,263       10,703       11,329
   Nuclear                                           1,480        1,775        1,597        1,647        1,488      1,730
   Gas, hydro & oil                                     48           95          (95)         120           73         75
                                                    ------       ------       ------       ------       ------     ------
       Net generation                               13,500       13,138       12,739       12,030       12,264     13,134
   Utility purchases and interchange                 2,297        2,268        3,071        2,468        2,219      2,723
   Nonutility purchases                              3,296        3,201        2,796        2,236        1,940      1,463
                                                    ------       ------       ------       ------       ------     ------
       Total sources of energy                      19,093       18,607       18,606       16,734       16,423     17,320
  Company use, line loss, etc.                      (2,853)      (2,932)      (2,751)      (2,248)      (2,256)    (2,289)
                                                    ------       ------       ------       ------       ------     ------
       Total electric energy sales                  16,240       15,675       15,855       14,486       14,167     15,031
                                                    ======       ======       ======       ======       ======     ======

Fuel Expense (in millions):
  Coal                                                $168         $164         $164         $163         $174         $168
  Nuclear                                                8           10           10           10            8          9
  Gas & oil                                              2            2            1            2            1          1
                                                       ---          ---          ---          ---          ---        ---
       Total                                          $178         $176         $175         $175         $183       $178
                                                       ===          ===          ===          ===          ===        ===

Power Purchased and Interchanged (in millions):
  Utility purchases and interchange purchases         $ 27         $ 18         $ 43         $ 35         $ 31       $ 51
  Nonutility purchases, net of deferred costs          188          192          158          123          104         77
                                                       ---          ---          ---          ---          ---        ---
       Total                                          $215         $210         $201         $158         $135       $128
                                                       ===          ===          ===          ===          ===        ===

Electric Energy Sales (in thousands of MWH):
   Residential                                       3,801        3,897        3,765        3,773        3,715      3,590
   Commercial                                        4,098        4,044        3,922        3,794        3,651      3,488
   Industrial                                        4,835        4,563        4,463        4,449        4,346      4,589
   Other                                               821          814          857          958          568        585
                                                    ------       ------       ------       ------       ------     ------
       Sales to customers                           13,555       13,318       13,007       12,974       12,280     12,252
   Sales to other utilities                          2,685        2,357        2,848        1,512        1,887      2,779
                                                    ------       ------       ------       ------       ------     ------
       Total                                        16,240       15,675       15,855       14,486       14,167     15,031
                                                    ======       ======       ======       ======       ======     ======

Operating Revenues (in millions):
   Residential                                      $  342       $  339         $322         $321         $308       $298
   Commercial                                          316          302          287          279          261        248
   Industrial                                          267          249          237          237          227        233
   Other                                                40           36           39           45           31         27
                                                     -----        -----          ---          ---          ---        ---
       Sales to customers                              965          926          885          882          827        806
   Sales to other utilities                             54           53           68           36           52         62
                                                     -----        -----          ---          ---          ---        ---
       Total electric energy sales                   1,019          979          953          918          879        868
   Other revenues                                       34           41           28           27           29         28
                                                     -----        -----          ---          ---          ---        ---
       Total                                        $1,053       $1,020         $981         $945         $908       $896
                                                     =====        =====          ===          ===          ===        ===

Price per KWH (in cents):
   Residential                                        8.84         8.70         8.52         8.51         8.30       8.27
   Commercial                                         7.58         7.48         7.29         7.34         7.17       7.11
   Industrial                                         5.42         5.44         5.33         5.32         5.24       5.08
   Total sales to customers                           7.00         6.95         6.79         6.80         6.74       6.58
   Total electric energy sales                        6.18         6.24         6.00         6.34         6.21       5.77

Kilowatt-hour Sales per Residential Customer         7,648        7,857        7,620        7,678        7,607      7,393

Customers at Year-End (in thousands)                   575          573          571          567          563        559

(a) Winter ratings at December 31, 1997 of owned and contracted capacity were 2,365 MW and 848 MW, respectively.
(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.




Pennsylvania Electric Company and Subsidiary Companies


SELECTED FINANCIAL DATA

                                                                             (In Thousands)
For the Years Ended December 31,             1997           1996 (1)       1995 (2)       1994 (3)       1993           1992


Operating revenues                        $1,052,936     $1,019,645     $  981,329     $  944,744     $  908,280     $  896,337

Other operation and maintenance expense      258,416        293,868        266,347        294,316        241,252        226,179

Net income                                    95,023         69,809        111,010         31,799         95,728         99,744

Earnings available for common stock           94,358         73,872        109,466         28,862         90,741         94,080

Net utility plant in service               1,720,755      1,715,670      1,692,850      1,621,818      1,542,276      1,473,293

Total assets                               2,592,775      2,535,065      2,473,570      2,381,054      2,301,340      1,892,715

Long-term debt                               676,444        656,459        642,487        616,490        524,491        582,647

Long-term obligations under
  capital leases                               3,272          4,129          5,277          6,741          7,745          7,691

Company-obligated mandatorily
  redeemable preferred securities            105,000        105,000        105,000        105,000              -              -

Capital expenditures                          99,074        114,672        130,512        174,464        150,252        110,629

Return on average common equity                12.1%          10.0%          15.8%           4.2%          13.5%          14.5%

Employees                                      1,539          2,071          2,665          3,031          3,539          3,551


(1) Results for 1996 reflect a decrease in earnings of $19.7 million (after-tax) for costs related to voluntary enhanced retirement programs.

(2) Results for 1995 reflect a the reversal of $32.1 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(3) Results for 1994 reflect a net decrease in earnings of $61.8 million (after-tax) due to a write-off of certain future TMI-2 retirement costs ($32.1 million); charges for costs related to early retirement programs ($25.6 million); a write-off of postretirement benefit costs believed not probable of recovery in rates ($10.6 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($6.5 million).







Pennsylvania Electric Company and Subsidiary Companies


QUARTERLY FINANCIAL DATA (UNAUDITED)


                                          First Quarter       Second Quarter
                                          -------------       --------------

In Thousands                            1997       1996       1997       1996


Operating revenues                    $289,753   $269,329   $247,862   $246,788
Operating income                        58,856     46,660     34,255     37,508
Net income                              42,894     30,515     18,841     21,609
Earnings available for common stock     42,750     30,129     18,667     21,223



                                         Third Quarter        Fourth Quarter
                                         -------------        --------------

In Thousands                            1997       1996*      1997      1996


Operating revenues                    $257,569   $256,143   $257,752   $247,385
Operating income                        35,444     19,230     29,395     30,311
Net income                              19,369      2,865     13,919     14,820
Earnings available for common stock     19,196      2,479     13,745     20,041



* Results for the third quarter of 1996 reflect charges to Other operation and maintenance expense of $19.7 million (after-tax) for costs related to voluntary enhanced retirement programs.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pennsylvania Electric Company and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                      COOPERS & LYBRAND L.L.P.

New York, New York
February 4, 1998

Pennsylvania Electric Company and Subsidiary Companies


CONSOLIDATED BALANCE SHEETS

                                                           (In Thousands)
December 31,                                             1997          1996


ASSETS
Utility Plant:
  In service, at original cost                         $2,812,720   $2,738,223
  Less, accumulated depreciation                        1,091,965    1,022,553
                                                       ----------   ----------
      Net utility plant in service                      1,720,755    1,715,670
  Construction work in progress                            69,089       72,757
  Other, net                                               26,110       22,910
                                                       ----------   ----------
      Net utility plant                                 1,815,954    1,811,337
                                                       ----------   ----------

Other Property and Investments:
  Nuclear decommissioning trusts, at market(Note 13)       68,129       54,194
  Other, net                                                7,071        7,271
                                                       ----------   ----------
      Total other property and investments                 75,200       61,465
                                                       ----------   ----------

Current Assets:
  Cash and temporary cash investments                        --           --
  Special deposits                                          2,449        2,348
  Accounts receivable:
    Customers, net                                         71,338       73,190
    Other                                                  21,051       15,151
  Unbilled revenues                                        47,728       31,350
  Materials and supplies, at average cost or less:
    Construction and maintenance                           47,853       49,007
    Fuel                                                   14,841        9,924
  Deferred income taxes (Note 8)                            7,589         --
  Prepayments                                              29,856       36,930
                                                       ----------   ----------
      Total current assets                                242,705      217,900
                                                       ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets: (Note 13)
    Income taxes recoverable through future rates         203,642      210,023
    Three Mile Island Unit 2 deferred costs                89,538       85,287
    Nonutility generation contract buyout costs            28,700       16,700
     Other                                                 68,220       50,428
                                                       ----------   ----------
      Total regulatory assets                             390,100      362,438
   Deferred income taxes (Note 8)                          55,698       67,099
  Other                                                    13,118       14,826
                                                       ----------   ----------
      Total deferred debits and other assets              458,916      444,363
                                                       ----------   ----------





      Total Assets                                     $2,592,775   $2,535,065
                                                       ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.



Pennsylvania Electric Company and Subsidiary Companies


CONSOLIDATED BALANCE SHEETS

                                                         (In Thousands)
December 31,                                             1997         1996


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock (Note 4)                              $  105,812   $  105,812
  Capital surplus                                       285,486      285,486
  Retained earnings                                     393,708      359,373
  Accumulated other comprehensive income (Note 4)         6,332        4,329
                                                     ----------   ----------
      Total common stockholder's equity                 791,338      755,000
  Cumulative preferred stock (Note 4)                    16,681       16,681
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                       105,000      105,000
  Long-term debt (Note 3)                               676,444      656,459
                                                     ----------   ----------
      Total capitalization                            1,589,463    1,533,140
                                                     ----------   ----------


Current Liabilities:
  Securities due within one year                         30,011       26,010
  Notes payable (Note 2)                                 77,581      107,680
  Obligations under capital leases (Note 12)             19,939       15,881
  Accounts payable:
      Affiliates                                         24,811       20,432
      Other                                              62,483       53,424
  Taxes accrued                                          15,966       11,223
  Interest accrued                                       20,902       19,192
  Other                                                  19,654       17,224
                                                     ----------   ----------
      Total current liabilities                         271,347      271,066
                                                     ----------   ----------


Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                        478,182      473,268
  Unamortized investment tax credits                     39,353       42,095
  Three Mile Island Unit 2 future costs                 112,227      107,652
  Regulatory liabilities (Note 13)                       29,785       31,694
  Nuclear fuel disposal fee                              15,172       14,406
  Other                                                  57,246       61,744
                                                     ----------   ----------
      Total deferred credits and other liabilities      731,965      730,859
                                                     ----------   ----------


Commitments and Contingencies (Note 13)




      Total Liabilities and Capitalization           $2,592,775   $2,535,065
                                                     ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies


CONSOLIDATED STATEMENTS OF INCOME

                                                                    (In Thousands)
For The Years Ended December 31,                          1997           1996            1995


Operating Revenues                                     $ 1,052,936    $ 1,019,645    $   981,329
                                                       -----------    -----------    -----------

Operating Expenses:
  Fuel                                                     177,256        176,158        174,624
  Power purchased and interchanged:
        Affiliates                                           3,252          3,529          5,927
        Others                                             212,166        206,403        195,184
  Deferral of energy costs, net                               --              795          1,088
  Other operation and maintenance                          258,416        293,868        266,347
  Depreciation and amortization                            107,111         94,580         83,086
  Taxes, other than income taxes                            66,395         64,955         67,064
                                                       -----------    -----------    -----------
       Total operating expenses                            824,596        840,288        793,320
                                                       -----------    -----------    -----------

Operating Income Before Income Taxes                       228,340        179,357        188,009
   Income taxes (Note 8)                                    70,390         45,648         45,948
                                                       -----------    -----------    -----------
Operating Income                                           157,950        133,709        142,061
                                                       -----------    -----------    -----------

Other Income and Deductions:
  Allowance for other funds used during construction          --              173          2,006
   Other income/(expense), net                               2,469           (825)        56,454
   Income taxes (Note 8)                                      (909)            99        (24,431)
                                                       -----------    -----------    -----------
       Total other income and deductions                     1,560           (553)        34,029
                                                       -----------    -----------    -----------

Income Before Interest Charges and
   Dividends on Preferred Securities                       159,510        133,156        176,090
                                                       -----------    -----------    -----------

Interest Charges and Dividends
   on Preferred Securities:
  Interest on long-term debt                                49,125         49,654         49,875
  Other interest                                             8,338          7,112          8,428
  Allowance for borrowed funds used during
   construction                                             (2,164)        (2,607)        (2,411)
  Dividends on company-obligated mandatorily
   redeemable preferred securities                           9,188          9,188          9,188
                                                       -----------    -----------    -----------
       Total interest charges and dividends
            on preferred securities                         64,487         63,347         65,080
                                                       -----------    -----------    -----------

Net Income                                                  95,023         69,809        111,010
   Preferred stock dividends                                   665          1,503          1,544
   Gain on preferred stock reacquisition                      --            5,566           --
                                                       -----------    -----------    -----------
Earnings Available for Common Stock                    $    94,358    $    73,872    $   109,466
                                                       ===========    ===========    ===========





The accompanying notes are an integral part of the consolidated financial statements.



Pennsylvania Electric Company and Subsidiary Companies


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             (In Thousands)
For The Years Ended December 31,                     1997         1996        1995


Net income                                        $ 95,023     $ 69,809     $111,010
                                                  --------     --------     --------
Other comprehensive income/(loss),
net of tax: (Note 4)
   Net unrealized gains on investments               2,125        2,014        2,593
   Minimum pension liability                          (122)        --          --
                                                  --------     --------     --------
   Total other comprehensive income                  2,003        2,014        2,593
                                                  --------     --------     --------
Comprehensive income                              $ 97,026     $ 71,823     $113,603
                                                  ========     ========     ========




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             (In Thousands)
For The Years Ended December 31,                     1997         1996        1995


Balance at beginning of year                     $ 359,373    $ 325,499    $ 291,064

   Net income                                       95,023       69,809      111,010
                                                 ---------    ---------    ---------

              Total                                454,396      395,308      402,074
                                                 ---------    ---------    ---------

   Cash dividends on capital stock:

        Cumulative preferred stock
        (at the annual rates indicated below):

          4.40% Series B ($4.40 a share)              (125)        (244)        (250)
          3.70% Series C ($3.70 a share)              (174)        (351)        (359)
          4.05% Series D ($4.05 a share)              (109)        (251)        (258)
          4.70% Series E ($4.70 a share)               (64)        (132)        (135)
          4.50% Series F ($4.50 a share)               (74)        (188)        (193)
          4.60% Series G ($4.60 a share)              (119)        (337)        (349)

        Common stock (not declared on a
        per share basis)                           (60,000)     (40,000)     (75,000)
                                                 ---------    ---------    ---------

              Total                                (60,665)     (41,503)     (76,544)
                                                 ---------    ---------    ---------

  Gain on preferred stock reacquisition               --          5,566         --
  Other adjustments, net                               (23)           2          (31)
                                                 ---------    ---------    ---------

Balance at end of year                           $ 393,708    $ 359,373    $ 325,499
                                                 =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

Pennsylvania Electric Company and Subsidiary Companies


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    (In Thousands)
For The Years Ended December 31,                            1997          1996        1995

Operating Activities:
  Net income                                             $  95,023    $  69,809    $ 111,010
  Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          99,688       89,021       77,635
     Amortization of property under capital leases           7,954        8,733        7,777
     Three Mile Island Unit 2 costs                           --           --        (51,796)
     Voluntary enhanced retirement programs                   --         33,626         --
     Nuclear outage maintenance costs, net                  (3,072)       3,099       (2,901)
     Deferred income taxes and investment tax
       credits, net                                         10,193       19,208       42,514
     Deferred energy costs, net                               --            731        1,491
     Allowance for other funds used during
       construction                                           --           (173)      (2,006)
  Changes in working capital:
     Receivables                                           (20,426)       7,648       (7,713)
     Materials and supplies                                 (3,763)       5,591        4,912
     Special deposits and prepayments                        6,973      (26,232)      (5,078)
     Payables and accrued liabilities                       19,736      (52,958)       8,241
  Nonutility generation contract buyout costs              (10,000)     (11,700)        --
  Other, net                                               (22,963)      (7,746)       1,178
                                                         ---------    ---------    ---------
       Net cash provided by operating activities           179,343      138,657      185,264
                                                         ---------    ---------    ---------

Investing Activities:
  Cash construction expenditures                           (99,074)    (114,672)    (130,512)
   Contributions to decommissioning trusts                  (5,288)      (5,263)      (5,263)
  Other, net                                                   454         (684)        (323)
                                                         ---------    ---------    ---------
       Net cash used for investing activities             (103,908)    (120,619)    (136,098)
                                                         ---------    ---------    ---------

Financing Activities:
  Issuance of long-term debt                                49,875       39,513      197,997
  Increase/(Decrease) in notes payable, net                (30,099)      80,580      (83,952)
  Retirement of long-term debt                             (26,010)     (75,009)     (99,319)
   Capital lease principal payments                         (8,506)      (8,418)      (7,172)
  Redemption of preferred stock                               --        (14,527)        --
   Dividends paid on preferred stock                          (695)      (1,544)      (1,544)
   Dividends paid on common stock                          (60,000)     (40,000)     (75,000)
  Contribution from parent corporation                        --           --         20,000
                                                         ---------    ---------    ---------
       Net cash required by financing activities           (75,435)     (19,405)     (48,990)
                                                         ---------    ---------    ---------


Net increase/(decrease) in cash and temporary cash
  investments from above activities                           --         (1,367)         176
Cash and temporary cash investments, beginning of year        --          1,367        1,191
                                                         ---------    ---------    ---------
Cash and temporary cash investments, end of year         $    --      $    --      $   1,367
                                                         =========    =========    =========


Supplemental Disclosure:
  Interest paid                                          $  61,819    $  63,162    $  60,524
                                                         =========    =========    =========
  Income taxes paid                                      $  48,348    $  43,098    $  43,685
                                                         =========    =========    =========
  New capital lease obligations incurred                 $  11,155    $     715    $  11,160
                                                         =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                   (In Thousands)




          Column A                            Column B                   Column C                     Column D           Column E
----------------------------                  ---------                  --------                     --------           --------
                                                                         Additions
                                                                --------------------------
                                               Balance             (1)              (2)
                                                 at             Charged to        Charged                                Balance
                                              Beginning         Costs and         to Other                               at End
         Description                          of Period          Expenses         Accounts           Deductions         of Period
         -----------                          ---------          --------         --------           ----------         ---------
Year ended December 31, 1997
  Allowance for doubtful
    accounts                                   $3,818            $6,364          $2,186(a)           $8,842(b)           $3,526
  Allowance for inventory
    obsolescence                                  186               -               -                   119(c)               67

Year ended December 31, 1996
  Allowance for doubtful
    accounts                                   $3,152            $5,961          $1,973(a)           $7,268(b)           $3,818
  Allowance for inventory
    obsolescence                                  -                 650             -                   464(c)              186

Year ended December 31, 1995
  Allowance for doubtful
    accounts                                   $1,182            $6,518          $1,516(a)           $6,064(b)           $3,152
  Allowance for inventory
    obsolescence                                  -                 -               -                   -                   -








(a)    Recovery of accounts previously written off.

(b)    Accounts receivable written off.

(c)    Inventory written off.

