Form 10-Q
period 1998-03-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1998-05-14
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               -----------------------

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


      The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1998, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
----------                           -----                         -----------

GPU, Inc.                            Common Stock, $2.50 par value 127,875,105
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                      GPU, Inc. and Subsidiary Companies
                         Quarterly Report on Form 10-Q
                                March 31, 1998

                               Table of Contents
                               -----------------


                                                                        Page
                                                                        ----
PART I - Financial Information

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                 3
            Statements of Income                                           5
            Statements of Cash Flows                                       6

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                 7
            Statements of Income                                           9
            Statements of Cash Flows                                      10

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                11
            Statements of Income                                          13
            Statements of Cash Flows                                      14

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                15
            Statements of Income                                          17
            Statements of Cash Flows                                      18

      Combined Notes to Consolidated Financial Statements                 19

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                        50

PART II - Other Information                                               73

Signatures                                                                74

                       ---------------------------------

     The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1997 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

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

                           GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------

                                                            In Thousands
                                                   -----------------------------
                                                      March 31,     December 31,
                                                        1998            1997
                                                   ------------     ------------
                                                    (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                     $11,239,028      $11,150,677
  Less, accumulated depreciation                     4,165,553        4,050,165
                                                    ----------       ----------
    Net utility plant in service                     7,073,475        7,100,512
  Construction work in progress                        244,498          250,050
  Other, net                                           170,970          159,009
                                                    ----------       ----------
       Net utility plant                             7,488,943        7,509,571
                                                    ----------       ----------

Other Property and Investments:
  GPUI Group equity investments                        621,093          596,679
  Goodwill, net                                        588,811          581,364
  Nuclear decommissioning trusts, at market            626,884          579,673
  Nuclear fuel disposal trust, at market               110,978          108,652
  Other, net                                           135,861          252,335
                                                    ----------       ----------
       Total other property and investments          2,083,627        2,118,703
                                                    ----------       ----------

Current Assets:
  Cash and temporary cash investments                  130,555           85,099
  Special deposits                                      23,611           27,093
  Accounts receivable:
    Customers, net                                     279,673          290,247
    Other                                              111,887          104,441
  Unbilled revenues                                    131,271          147,162
  Materials and supplies, at average cost or less:
    Construction and maintenance                       191,658          187,799
    Fuel                                                40,758           40,424
  Investment held for sale                                 -            106,317
  Deferred income taxes                                 44,669           83,962
  Prepayments                                          104,349           55,613
  Other                                                    -              1,023
                                                    ----------       ----------
       Total current assets                          1,058,431        1,129,180
                                                    ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Income taxes recoverable through future rates      521,780          510,680
    Three Mile Island Unit 2 deferred costs            337,754          345,326
    Nonutility generation contract buyout costs        240,068          245,568
    Unamortized property losses                         96,355           99,532
    Other                                              425,095          448,146
                                                    ----------       ----------
       Total regulatory assets                       1,621,052        1,649,252
  Deferred income taxes                                431,112          383,169
  Other                                                150,844          134,833
                                                    ----------       ----------
       Total deferred debits and other assets        2,203,008        2,167,254
                                                    ----------       ----------

       Total Assets                                $12,834,009      $12,924,708
                                                    ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------


                                                             In Thousands
                                                   -----------------------------
                                                      March 31,     December 31,
                                                        1998            1997
                                                   ------------     ------------
                                                    (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                     $   331,958      $   314,458
  Capital surplus                                    1,007,885          755,040
  Retained earnings                                  2,274,486        2,140,712
  Accumulated other comprehensive income/(loss)        (14,733)         (29,296)
                                                    ----------       ----------
    Total                                            3,599,596        3,180,914
  Less, reacquired common stock, at cost                80,326           80,984
                                                    ----------       ----------
    Total common stockholders' equity                3,519,270        3,099,930
  Cumulative preferred stock:
    With mandatory redemption                           91,500           91,500
    Without mandatory redemption                        66,478           66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities                               330,000          330,000
  Long-term debt                                     4,064,192        4,325,972
                                                    ----------       ----------
       Total capitalization                          8,071,440        7,913,880
                                                    ----------       ----------



Current Liabilities:
  Securities due within one year                       423,640          631,934
  Notes payable                                        299,618          353,214
  Obligations under capital leases                     131,276          138,919
  Accounts payable                                     415,629          413,791
  Taxes accrued                                        150,782           48,304
  Interest accrued                                      51,470           83,947
  Deferred energy credits                               23,984           25,645
  Other                                                276,381          325,681
                                                    ----------       ----------
       Total current liabilities                     1,772,780        2,021,435
                                                    ----------       ----------


Deferred Credits and Other Liabilities:
  Deferred income taxes                              1,572,001        1,566,131
  Unamortized investment tax credits                   120,761          123,162
  Three Mile Island Unit 2 future costs                453,596          448,808
  Regulatory liabilities                               102,768          101,774
  Other                                                740,663          749,518
                                                    ----------       ----------
       Total deferred credits and other liabilities  2,989,789        2,989,393
                                                    ----------       ----------


Commitments and Contingencies (Note 1)




       Total Liabilities and Capitalization        $12,834,009      $12,924,708
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

                          GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Income
                           ---------------------------------
                                      (Unaudited)


                                                             In Thousands
                                                        (Except Per Share Data)
                                                        -----------------------
                                                            Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           1998         1997

Operating Revenues                                     $1,043,109    $1,051,012
                                                        ---------     ---------

Operating Expenses:
  Fuel                                                     96,700        98,614
  Power purchased and interchanged                        263,279       250,712
  Deferral of energy costs, net                            (2,020)        6,251
  Other operation and maintenance                         240,849       205,399
  Depreciation and amortization                           127,148       115,198
  Taxes, other than income taxes                           57,519        94,657
                                                        ---------     ---------
        Total operating expenses                          783,475       770,831
                                                        ---------     ---------

Operating Income Before Income Taxes                      259,634       280,181
  Income taxes                                             66,293        83,923
                                                        ---------     ---------
Operating Income                                          193,341       196,258
                                                        ---------     ---------

Other Income and Deductions:
  Allowance for other funds used during
     construction                                             320           348
  Equity in undistributed earnings
     of affiliates, net                                    17,651        32,227
  Other income, net                                        44,562         5,713
  Income taxes                                            (19,431)       (5,443)
                                                        ---------     ---------
        Total other income and deductions                  43,102        32,845
                                                        ---------     ---------

Income Before Interest Charges
  and Preferred Dividends                                 236,443       229,103
                                                        ---------     ---------

Interest Charges and Preferred Dividends:
  Interest on long-term debt                               84,052        57,109
  Other interest                                            8,984         7,345
  Allowance for borrowed funds used
    during construction                                    (1,071)       (1,185)
  Dividends on subsidiary-obligated mandatorily
    redeemable preferred securities                         7,222         7,222
  Preferred stock dividends of subsidiaries                 2,975         3,427
                                                        ---------     ---------
        Total interest charges and
          preferred dividends                             102,162        73,918
                                                        ---------     ---------

Minority interest net income                                  501           147
                                                        ---------     ---------

Net Income                                             $  133,780    $  155,038
                                                        =========     =========

Basic - Earnings Per Avg. Common Share                 $     1.07    $     1.29
                                                        =========     =========
      - Avg. Common Shares Outstanding (In Thousands)     124,543       120,630
                                                        =========     =========

Diluted - Earnings Per Avg. Common Share               $     1.07    $     1.28
                                                        =========     =========
        - Avg. Common Shares Outstanding (In Thousands)   124,823       120,896
                                                        =========     =========

Cash Dividends Paid Per Share                          $     .500    $     .485
                                                        =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              In Thousands
                                                          --------------------
                                                              Three Months
                                                             Ended March 31,
                                                          --------------------
                                                          1998         1997
                                                          ----         ----
Operating Activities:
  Net income                                            $ 133,780    $ 155,038
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         138,750      120,451
    Amortization of property under capital leases          13,091       14,772
    Gain on sale of investments                           (38,452)         -
    Equity in undistributed earnings
      of affiliates, net of distributions received        (15,775)     (26,128)
    Nuclear outage maintenance costs, net                   5,856        6,920
    Deferred income taxes and investment tax
      credits, net                                        (27,538)       2,852
    Deferred energy and capacity costs, net                (1,667)       6,251
    Accretion income                                       (2,460)      (2,690)
    Allowance for other funds used
      during construction                                    (320)        (348)
  Changes in working capital:
    Receivables                                            25,788      (66,360)
    Materials and supplies                                 (4,106)      (7,609)
    Special deposits and prepayments                      (49,614)      (6,519)
    Payables and accrued liabilities                       27,426       70,639
  Nonutility generation contract buyout costs             (17,500)     (23,550)
  Other, net                                               27,122      (14,823)
                                                         --------     --------
     Net cash provided by operating activities            214,381      228,896
                                                         --------     --------

Investing Activities:
  Capital expenditures:
    GPU Energy companies                                  (68,110)     (79,994)
    GPUI Group                                             (5,542)     (35,045)
  Proceeds from sale of investments
                                                          146,700          -
  Contributions to decommissioning trusts                 (11,256)     (10,255)
  Other, net                                                  209       14,377
                                                         --------     --------
     Net cash provided by/(used for)
       investing activities                                62,001     (110,917)
                                                         --------     --------

Financing Activities:
  Issuance of long-term debt                                  -         26,698
  Decrease in notes payable, net                          (53,596)        (332)
  Retirement of long-term debt                           (375,878)     (56,034)
  Capital lease principal payments                        (12,071)     (12,329)
  Issuance of common stock                                269,448          -
  Dividends paid on common stock                          (60,414)     (58,493)
                                                         --------     --------
     Net cash required by financing activities           (232,511)    (100,490)
                                                         --------     --------

Effect of exchange rate changes on cash                     1,585          622
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                   45,456       18,111
Cash and temporary cash investments, beginning of year     85,099       31,604
                                                         --------     --------
Cash and temporary cash investments, end of period      $ 130,555    $  49,715
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $ 112,471    $  84,323
                                                         ========     ========
  Income taxes paid                                     $   4,786    $   4,213
                                                         ========     ========
  New capital lease obligations incurred                $   5,286    $   2,248
                                                         ========     ========
  Common stock dividends declared but not paid          $     -      $     -
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets
                               ---------------------------

                                                            In Thousands
                                                   -----------------------------
                                                      March 31,     December 31,
                                                       1998             1997
                                                   ------------     --------
                                                    (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                     $4,709,381       $4,671,568
  Less, accumulated depreciation                    2,067,399        2,007,427
                                                    ---------        ---------
    Net utility plant in service                    2,641,982        2,664,141
  Construction work in progress                       120,898          124,887
  Other, net                                          110,613           92,654
                                                    ---------        ---------
       Net utility plant                            2,873,493        2,881,682
                                                    ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market           370,136          343,434
  Nuclear fuel disposal trust, at market              110,978          108,652
  Other, net                                            8,944            8,951
                                                    ---------        ---------
       Total other property and investments           490,058          461,037
                                                    ---------        ---------

Current Assets:
  Cash and temporary cash investments                  10,898            2,994
  Special deposits                                      6,543            6,778
  Accounts receivable:
    Customers, net                                    136,215          153,753
    Other                                              32,157           18,225
  Unbilled revenues                                    49,811           59,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                       92,582           90,037
    Fuel                                               15,055           14,260
  Deferred income taxes                                29,902           27,536
  Prepayments                                           9,037           14,468
                                                    ---------        ---------
       Total current assets                           382,200          387,738
                                                    ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Income taxes recoverable through future rates     136,853          128,111
    Nonutility generation contract buyout costs       137,500          140,500
    Three Mile Island Unit 2 deferred costs           102,059          109,498
    Unamortized property losses                        91,641           94,726
    Other                                             280,593          312,867
                                                    ---------        ---------
      Total regulatory assets                         748,646          785,702
  Deferred income taxes                               161,635          154,708
  Other                                                20,525           19,909
                                                    ---------        ---------
       Total deferred debits and other assets         930,806          960,319
                                                    ---------        ---------




       Total Assets                                $4,676,557       $4,690,776
                                                    =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets
                               ---------------------------


                                                             In Thousands
                                                    ---------------------------
                                                       March 31,   December 31,
                                                        1998           1997
                                                    ------------   --------
                                                     (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                      $  153,713     $  153,713
  Capital surplus                                      510,769        510,769
  Retained earnings                                    915,717        875,639
                                                     ---------      ---------
    Total common stockholder's equity                1,580,199      1,540,121
  Cumulative preferred stock:
    With mandatory redemption                           91,500         91,500
    Without mandatory redemption                        37,741         37,741
  Company-obligated mandatorily
    redeemable preferred securities                    125,000        125,000
  Long-term debt                                     1,173,364      1,173,304
                                                     ---------      ---------
       Total capitalization                          3,007,804      2,967,666
                                                     ---------      ---------


Current Liabilities:
  Securities due within one year                        12,511         12,511
  Notes payable                                            -          115,254
  Obligations under capital leases                      77,616         79,419
  Accounts payable:
    Affiliates                                           4,879         27,167
    Other                                              126,912        113,822
  Taxes accrued                                         72,080          3,966
  Deferred energy credits                               23,984         25,645
  Interest accrued                                      29,496         26,021
  Other                                                 98,082         76,529
                                                     ---------      ---------
       Total current liabilities                       445,560        480,334
                                                     ---------      ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                647,751        644,562
  Unamortized investment tax credits                    53,375         54,675
  Nuclear fuel disposal fee                            136,149        134,326
  Three Mile Island Unit 2 future costs                113,424        112,227
  Regulatory liabilities                                50,990         49,226
  Other                                                221,504        247,760
                                                     ---------      ---------
       Total deferred credits and other liabilities  1,223,193      1,242,776
                                                     ---------      ---------


Commitments and Contingencies (Note 1)



       Total Liabilities and Capitalization         $4,676,557     $4,690,776
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

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                        ---------------------
                                                            Three Months
                                                            Ended March 31,
                                                         1998          1997

Operating Revenues                                     $472,334      $510,443
                                                        -------       -------

Operating Expenses:
  Fuel                                                   19,660        24,289
  Power purchased and interchanged:
    Affiliates                                            3,115         4,367
    Others                                              153,680       140,944
  Deferral of energy and capacity costs, net             (2,020)        6,251
  Other operation and maintenance                       100,730       101,805
  Depreciation and amortization                          62,994        61,810
  Taxes, other than income taxes                         23,857        59,160
                                                        -------       -------
     Total operating expenses                           362,016       398,626
                                                        -------       -------

Operating Income Before Income Taxes                    110,318       111,817
  Income taxes                                           32,476        29,345
                                                        -------       -------
Operating Income                                         77,842        82,472
                                                        -------       -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                            275           131
  Other income, net                                       2,265         3,457
  Income taxes                                           (1,053)         (409)
                                                        -------       -------
     Total other income and deductions                    1,487         3,179
                                                        -------       -------

Income Before Interest Charges and
  Dividends on Preferred Securities                      79,329        85,651
                                                        -------       -------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                             21,792        22,768
  Other interest                                          2,529         2,491
  Allowance for borrowed funds used
    during construction                                    (483)         (603)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                       2,675         2,675
                                                        -------       -------
     Total interest charges and dividends
       on preferred securities                           26,513        27,331
                                                        -------       -------

Net Income                                               52,816        58,320
  Preferred stock dividends                               2,738         3,162
                                                        -------       -------
Earnings Available for Common Stock                    $ 50,078      $ 55,158
                                                        =======       =======





The accompanying notes are an integral part of the consolidated financial statements.

              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                           ------------------
                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income                                            $  52,816    $  58,320
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          68,725       64,153
    Amortization of property under capital leases           7,065        8,364
    Nuclear outage maintenance costs, net                   3,549        4,866
    Deferred income taxes and investment tax
      credits, net                                        (17,314)      (2,783)
    Deferred energy and capacity costs, net                (1,667)       6,251
    Accretion income                                       (2,460)      (2,690)
    Allowance for other funds used
      during construction                                    (275)        (131)
  Changes in working capital:
    Receivables                                            13,483      (20,677)
    Materials and supplies                                 (3,340)      (1,900)
    Special deposits and prepayments                        5,665       13,418
    Payables and accrued liabilities                       54,517       54,870
  Nonutility generation contract buyout costs             (15,000)     (15,000)
  Other, net                                               25,544       (1,944)
                                                         --------     --------
     Net cash provided by operating activities            191,308      165,117
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (40,125)     (43,134)
  Contributions to decommissioning trusts                  (6,319)      (4,501)
  Other, net                                               (1,469)      (2,611)
                                                         --------     --------
     Net cash used for investing activities               (47,913)     (50,246)
                                                         --------     --------

Financing Activities:
  Decrease in notes payable, net                         (115,254)     (23,900)
  Retirement of long-term debt                                -        (54,191)
  Capital lease principal payments                         (7,499)      (5,798)
  Dividends paid on common stock                          (10,000)     (20,000)
  Dividends paid on preferred stock                        (2,738)      (3,162)
                                                         --------     --------
     Net cash required by financing activities           (135,491)    (107,051)
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                    7,904        7,820
Cash and temporary cash investments, beginning of year      2,994        1,321
                                                         --------     --------
Cash and temporary cash investments, end of period      $  10,898    $   9,141
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  25,578    $  28,937
                                                         ========     ========
  Income taxes paid                                     $      96    $     211
                                                         ========     ========
  New capital lease obligations incurred                $   5,257    $   1,112
                                                         ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------

                                                           In Thousands
                                                  -----------------------------
                                                     March 31,     December 31,
                                                      1998             1997
                                                  ------------     ------------
                                                   (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                    $2,424,260       $2,411,810
  Less, accumulated depreciation                     945,023          919,771
                                                   ---------        ---------
    Net utility plant in service                   1,479,237        1,492,039
  Construction work in progress                       44,255           45,435
  Other, net                                          35,416           39,056
                                                   ---------        ---------
       Net utility plant                           1,558,908        1,576,530
                                                   ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market          183,168          168,110
  Other, net                                          11,971           11,958
                                                   ---------        ---------
       Total other property and investments          195,139          180,068
                                                   ---------        ---------

Current Assets:
  Cash and temporary cash investments                  3,462            6,116
  Special deposits                                     1,109            1,055
  Accounts receivable:
    Customers, net                                    61,564           65,156
    Other                                             27,177           29,399
  Unbilled revenues                                   39,157           39,747
  Materials and supplies, at
   average cost or less:
    Construction and maintenance                      38,824           38,597
    Fuel                                              10,175           11,323
  Deferred income taxes                                2,945            2,945
  Prepayments                                         38,438            6,762
                                                   ---------        ---------
       Total current assets                          222,851          201,100
                                                   ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Income taxes recoverable through future rates    182,303          178,927
    Three Mile Island Unit 2 deferred costs          145,032          146,290
    Nonutility generation contract buyout costs       73,868           76,368
    Other                                             75,986           73,297
                                                   ---------        ---------
       Total regulatory assets                       477,189          474,882
  Deferred income taxes                               91,668           87,332
  Other                                               16,688           14,069
                                                   ---------        ---------
       Total deferred debits and other assets        585,545          576,283
                                                   ---------        ---------






       Total Assets                               $2,562,443       $2,533,981
                                                   =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                              ---------------------------

                                                           In Thousands
                                                  -----------------------------
                                                    March 31,      December 31,
                                                      1998             1997
                                                  -----------      --------
                                                   (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                    $   66,273       $   66,273
  Capital surplus                                    370,200          370,200
  Retained earnings                                  273,243          268,634
  Accumulated other comprehensive income              15,034           12,487
                                                   ---------        ---------
    Total common stockholder's equity                724,750          717,594
  Cumulative preferred stock                          12,056           12,056
  Company-obligated mandatorily
    redeemable preferred securities                  100,000          100,000
  Long-term debt                                     576,925          576,924
                                                   ---------        ---------
       Total capitalization                        1,413,731        1,406,574
                                                   ---------        ---------



Current Liabilities:
  Securities due within one year                          22               22
  Notes payable                                       81,600           67,279
  Obligations under capital leases                    34,732           38,372
  Accounts payable:
    Affiliates                                        49,158           62,873
    Other                                             96,074           95,589
  Taxes accrued                                       40,100           21,455
  Interest accrued                                    10,599           15,903
  Other                                               30,895           33,351
                                                   ---------        ---------
       Total current liabilities                     343,180          334,844
                                                   ---------        ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                              420,465          412,692
  Three Mile Island Unit 2 future costs              226,748          224,354
  Unamortized investment tax credits                  28,633           29,134
  Nuclear fuel disposal fee                           30,755           30,343
  Regulatory liabilities                              23,786           24,195
  Other                                               75,145           71,845
                                                   ---------        ---------
     Total deferred credits and other liabilities    805,532          792,563
                                                   ---------        ---------


Commitments and Contingencies (Note 1)



       Total Liabilities and Capitalization       $2,562,443       $2,533,981
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

                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Income
                           ---------------------------------
                                      (Unaudited)

                                                             In Thousands
                                                        ----------------------
                                                            Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                         1998          1997
                                                         ----          ----

Operating Revenues                                     $234,748      $255,260
                                                        -------       -------

Operating Expenses:
  Fuel                                                   26,071        24,489
  Power purchased and interchanged:
    Affiliates                                            1,853         4,347
    Others                                               54,885        55,640
  Other operation and maintenance                        52,253        45,656
  Depreciation and amortization                          26,263        25,833
  Taxes, other than income taxes                         15,549        16,700
                                                        -------       -------
     Total operating expenses                           176,874       172,665
                                                        -------       -------

Operating Income Before Income Taxes                     57,874        82,595
  Income taxes                                           17,562        28,482
                                                        -------       -------
Operating Income                                         40,312        54,113
                                                        -------       -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                             45           179
  Other income, net                                         284           343
  Income taxes                                             (488)          (25)
                                                        -------       -------
     Total other income and deductions                     (159)          497
                                                        -------       -------

Income Before Interest Charges and
  Dividends on Preferred Securities                      40,153        54,610
                                                        -------       -------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                             10,623        11,254
  Other interest                                          2,753         1,668
  Allowance for borrowed funds used
    during construction                                    (203)         (247)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                       2,250         2,250
                                                        -------       -------
     Total interest charges and dividends
       on preferred securities                           15,423        14,925
                                                        -------       -------

Net Income                                               24,730        39,685
  Preferred stock dividends                                 121           121
                                                        -------       -------
Earnings Available for Common Stock                    $ 24,609      $ 39,564
                                                        =======       =======





The accompanying notes are an integral part of the consolidated financial statements.

                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                        ----------------------
                                                            Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                         1998          1997
                                                         ----          ----
Operating Activities:
  Net income                                            $  24,730    $  39,685
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          29,797       28,512
    Amortization of property under capital leases           3,659        3,790
    Nuclear outage maintenance costs, net                   1,537        1,368
    Deferred income taxes and investment tax
      credits, net                                         (2,546)       6,156
    Allowance for other funds used
      during construction                                     (45)        (179)
  Changes in working capital:
    Receivables                                             6,404      (33,207)
    Materials and supplies                                    921       (1,096)
    Special deposits and prepayments                      (31,730)     (13,085)
    Payables and accrued liabilities                       (5,365)       8,507
  Nonutility generation contract buyout costs              (2,500)      (8,550)
  Other, net                                               (3,296)      (8,679)
                                                         --------     --------
     Net cash provided by operating activities             21,566       23,222
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (12,104)     (17,528)
  Contributions to decommissioning trusts                  (3,621)      (4,438)
  Other, net                                                  (12)         (11)
                                                         --------     --------
     Net cash used for investing activities               (15,737)     (21,977)
                                                         --------     --------

Financing Activities:
  Increase in notes payable, net                           14,321       17,875
  Capital lease principal payments                         (2,683)      (3,872)
  Dividends paid on common stock                          (20,000)     (10,000)
  Dividends paid on preferred stock                          (121)        (236)
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                             (8,483)       3,767
                                                         --------     --------

Net increase in cash and temporary cash
  investments from above activities                        (2,654)       5,012
Cash and temporary cash investments, beginning of year      6,116        1,901
                                                         --------     --------
Cash and temporary cash investments, end of period      $   3,462    $   6,913
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  20,787    $  21,652
                                                         ========     ========
  Income taxes paid                                     $   2,250    $   1,655
                                                         ========     ========
  New capital lease obligations incurred                $      19    $     757
                                                         ========     ========




The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------

                                                            In Thousands
                                                   -----------------------------
                                                     March 31,      December 31,
                                                       1998             1997
                                                   ------------     --------
                                                    (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                     $2,829,073       $2,812,720
  Less, accumulated depreciation                    1,114,874        1,091,965
                                                    ---------        ---------
    Net utility plant in service                    1,714,199        1,720,755
  Construction work in progress                        67,157           69,089
  Other, net                                           24,101           26,110
                                                    ---------        ---------
       Net utility plant                            1,805,457        1,815,954
                                                    ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market            73,580           68,129
  Other, net                                            7,066            7,071
                                                    ---------        ---------
       Total other property and investments            80,646           75,200
                                                    ---------        ---------

Current Assets:
  Cash and temporary cash investments                   7,544              -
  Special deposits                                      2,647            2,449
  Accounts receivable:
    Customers, net                                     75,936           71,338
    Other                                              29,433           21,051
  Unbilled revenues                                    42,303           47,728
  Materials and supplies, at average cost
   or less:
    Construction and maintenance                       48,853           47,853
    Fuel                                               15,528           14,841
  Deferred income taxes                                 7,589            7,589
  Prepayments                                          52,180           29,856
                                                    ---------        ---------
       Total current assets                           282,013          242,705
                                                    ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Income taxes recoverable through future rates     202,624          203,642
    Three Mile Island Unit 2 deferred costs            90,663           89,538
    Nonutility generation contract buyout costs        28,700           28,700
    Other                                              74,662           68,220
                                                    ---------        ---------
      Total regulatory assets                         396,649          390,100
  Deferred income taxes                                56,203           55,698
  Other                                                14,276           13,118
                                                    ---------        ---------
       Total deferred debits and other assets         467,128          458,916
                                                    ---------        ---------



       Total Assets                                $2,635,244       $2,592,775
                                                    =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------


                                                             In Thousands
                                                     March 31,      December 31,
                                                       1998             1997
                                                   ------------     -----------
                                                    (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                     $  105,812       $  105,812
  Capital surplus                                     285,486          285,486
  Retained earnings                                   420,237          393,708
  Accumulated other comprehensive income                7,605            6,332
                                                      -------          -------
    Total common stockholder's equity                 819,140          791,338
  Cumulative preferred stock                           16,681           16,681
  Company-obligated mandatorily
    redeemable preferred securities                   105,000          105,000
  Long-term debt                                      676,445          676,444
                                                    ---------        ---------
       Total capitalization                         1,617,266        1,589,463
                                                    ---------        ---------



Current Liabilities:
  Securities due within one year                           11           30,011
  Notes payable                                       116,000           77,581
  Obligations under capital leases                     18,087           19,939
  Accounts payable:
    Affiliates                                         27,410           24,811
    Other                                              55,916           62,483
  Taxes accrued                                        28,464           15,966
  Interest accrued                                     10,118           20,902
  Other                                                25,471           19,654
                                                    ---------        ---------
       Total current liabilities                      281,477          271,347
                                                    ---------        ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                               481,328          478,182
  Three Mile Island Unit 2 future costs               113,424          112,227
  Unamortized investment tax credits                   38,753           39,353
  Nuclear fuel disposal fee                            15,378           15,172
  Regulatory liabilities                               29,424           29,785
  Other                                                58,194           57,246
                                                    ---------        ---------
     Total deferred credits and other liabilities     736,501          731,965
                                                    ---------        ---------


Commitments and Contingencies (Note 1)



       Total Liabilities and Capitalization        $2,635,244       $2,592,775
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

                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Income
                           ---------------------------------
                                      (Unaudited)

                                                            In Thousands
                                                        ----------------------
                                                            Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                         1998          1997
                                                         ----          ----

Operating Revenues                                     $263,655      $289,753
                                                        -------       -------

Operating Expenses:
  Fuel                                                   42,434        46,223
  Power purchased and interchanged:
    Affiliates                                              244         1,652
    Others                                               54,714        54,128
  Other operation and maintenance                        60,033        53,888
  Depreciation and amortization                          25,644        25,696
  Taxes, other than income taxes                         17,963        18,797
                                                        -------       -------
     Total operating expenses                           201,032       200,384
                                                        -------       -------

Operating Income Before Income Taxes                     62,623        89,369
  Income taxes                                           19,803        30,513
                                                        -------       -------
Operating Income                                         42,820        58,856
                                                        -------       -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                            -              38
  Other income, net                                          79           145
  Income taxes                                               14           (69)
                                                        -------       -------
     Total other income and deductions                       93           114
                                                        -------       -------

Income Before Interest Charges and
  Dividends on Preferred Securities                      42,913        58,970
                                                        -------       -------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                             12,112        12,115
  Other interest                                          2,244         1,999
  Allowance for borrowed funds used
    during construction                                    (385)         (335)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                       2,297         2,297
                                                        -------       -------
     Total interest charges and dividends
       on preferred securities                           16,268        16,076
                                                        -------       -------

Net Income                                               26,645        42,894
  Preferred stock dividends                                 116           144
                                                        -------       -------
Earnings Available for Common Stock                    $ 26,529      $ 42,750
                                                        =======       =======





The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                        ----------------------
                                                            Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                         1998          1997
                                                         ----          ----
Operating Activities:
  Net income                                            $  26,645    $  42,894
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          26,797       24,736
    Amortization of property under capital leases           2,018        2,108
    Nuclear outage maintenance costs, net                     770          686
    Deferred income taxes and investment tax
      credits, net                                          1,177          523
    Allowance for other funds used
      during construction                                     -            (38)
  Changes in working capital:
    Receivables                                            (7,556)     (29,105)
    Materials and supplies                                 (1,687)      (4,613)
    Special deposits and prepayments                      (22,522)      (7,007)
    Payables and accrued liabilities                         (945)      18,979
  Other, net                                               (7,501)      (5,622)
                                                         --------     --------
     Net cash provided by operating activities             17,196       43,541
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (15,041)     (19,488)
  Contributions to decommissioning trusts                  (1,316)      (1,316)
                                                         --------     --------
     Net cash used for investing activities               (16,357)     (20,804)
                                                         --------     --------

Financing Activities:
  Increase in notes payable, net                           38,419          192
  Retirement of long-term debt                            (30,000)         -
  Capital lease principal payments                         (1,540)      (2,149)
  Dividends paid on common stock                              -        (15,000)
  Dividends paid on preferred stock                          (174)        (174)
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                              6,705      (17,131)
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                    7,544        5,606
Cash and temporary cash investments, beginning of year        -            -
                                                         --------     ------
Cash and temporary cash investments, end of period      $   7,544    $   5,606
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  27,018    $  23,896
                                                         ========     ========
  Income taxes paid                                     $   2,285    $   2,347
                                                         ========     ========
  New capital lease obligations incurred                $      10    $     379
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements

GPU, Inc. and Subsidiary Companies

               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc. which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPUI Group." Other wholly-owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a subsidiary engaging in energy services and retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), a subsidiary engaging in certain telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

        These notes should be read in conjunction with the notes to consolidated financial statements included in the 1997 Annual Report on Form 10-K. The December 31, 1997 balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1997 Annual Report on Form 10-K.


1.      COMMITMENTS AND CONTINGENCIES

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

      The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while potentially recoverable in a regulated environment, are at risk in a deregulated and competitive environment. Met-Ed and Penelec estimate that their total above-market costs related to power purchase commitments, company-owned generation, generating plant decommissioning, regulatory assets and transition expenses, on a present value basis at year-end 1998, are $1.5 billion and $1.2 billion, respectively. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.6 billion. The $1.6 billion excludes above-market generation costs related to the Oyster Creek Nuclear Generating Station (Oyster Creek). In July 1997, JCP&L proposed, in its restructuring plans filed with the New Jersey Board of Public

Utilities (NJBPU), recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers (see Management's Discussion and Analysis - Competitive Environment). At March 31, 1998, JCP&L's net investment in Oyster Creek was $710 million. These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. The restructuring legislation in Pennsylvania and the Energy Master Plan (NJEMP) in New Jersey provide mechanisms for utilities to recover, subject to regulatory approval, their above-market costs. These regulatory recovery mechanisms in Pennsylvania and New Jersey differ, but should allow for the recovery of non-mitigable above-market costs through either distribution charges or separate nonbypassable charges to customers.

      In June 1997, Met-Ed and Penelec filed with the Pennsylvania Public Utility Commission (PaPUC) their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the comprehensive restructuring legislation enacted in 1996. Highlights of these plans are presented in the Competitive Environment section of Management's Discussion and Analysis. In May 1998, an Administrative Law Judge (ALJ) issued Recommended Decisions in Met-Ed and Penelec's restructuring proceedings. Met-Ed and Penelec are continuing to analyze the ALJ's recommendations, which do not contain detailed schedules recommending proposed amounts of stranded cost disallowances, cost allocations or other rate matters. Accordingly, management is unable to assess the full implications of the Decisions at this time. The major elements of the ALJ's Decisions are presented in the Competitive Environment section of Management's Discussion and Analysis. Met-Ed and Penelec intend to file exceptions to a number of the ALJ's recommendations by May 20, 1998. The PaPUC is scheduled to take nonbinding polls on June 4, 1998 on the Recommended Decisions and issue final orders on June 25, 1998.

      Based on preliminary review and analysis of the Recommended Decisions, management believes that if the PaPUC were to adopt the ALJ's recommendations in substantial part (in particular, the proposed reduction of T&D rates), it would have a material adverse effect on Met-Ed and Penelec's stranded cost recovery and future earnings, except to the extent offset by spending reductions. There can be no assurance as to the outcome of these proceedings.

      In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. Highlights of this plan are presented in the Competitive Environment section of Management's Discussion and Analysis. Although the NJBPU has stated that it intends to complete its review of JCP&L's plan so as to permit retail competition to begin in October 1998, this would require enacting legislation which has not yet been introduced. Management believes it is unlikely that legislation could be enacted in time for retail competition to begin in 1998.

      In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. The current schedule, which is subject to change, calls for initial non-binding bids due in June 1998, selection of a short list of bidders in July 1998 and final bid submission in October 1998. It is anticipated that definitive purchase agreements will be entered into in November 1998 and the divestiture completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. For additional information, see Other Commitments and Contingencies.

      In 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a PaPUC-approved competitive transition charge, subject to certain conditions, including that utilities attempt to mitigate these costs. In 1997, the NJBPU released Phase II of the NJEMP, which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs. There can be no assurance as to the extent that stranded costs will be recoverable in Pennsylvania and New Jersey. (For additional information, see Management's Discussion and Analysis - Competitive Environment).

      The inability of the GPU Energy companies to recover their stranded costs in whole or in part could result in the recording of liabilities for above-market nonutility generation (NUG) costs and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." Decommissioning costs, for which a liability may have to be recorded (see Nuclear Plant Retirement Costs), and the corresponding regulatory asset for amounts recoverable from customers, could also be subject to writedowns. The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations. (See additional discussion of stranded costs in Management's Discussion and Analysis - Competitive Environment).

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

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in Millions)
                                Total   JCP&L    Met-Ed   Penelec
                                -----   -----    ------   -------

      1995                      $670     $381     $131     $158
      1996                       730      370      168      192
      1997                       759      384      172      203
   *  1998                       783      393      173      217
      1999                       789      395      167      227
      2000                       860      402      208      250
      2001                       887      411      237      239
      2002                       908      423      246      239

* The 1998 amounts consist of actual payments through March 31, 1998 and estimated payments for the remainder of the year.

      As of March 31, 1998, facilities covered by agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

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

      The GPU Energy companies are seeking to reduce the above-market costs of these NUG agreements by: (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements;
(3) offering contract buyouts (see Management's Discussion and Analysis - The GPU Energy Companies' Supply Plan,); and (4) initiating proceedings before federal and state agencies, and in the courts, where appropriate. In addition, the GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against GPU for substantial damages. There can be no assurance as to the extent to which these efforts will be successful in whole or in part.

      In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. The PaPUC is considering Met-Ed and Penelec's requests for approval of these agreements as part of their pending restructuring proceedings.

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

      The GPU Energy companies are recovering certain of their NUG costs (including certain buyout costs) from customers. Although the recently enacted legislation in Pennsylvania and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Management's Discussion and Analysis - Competitive Environment for additional discussion.)

Regulatory Assets and Liabilities:
----------------------------------

      Regulatory Assets and Regulatory Liabilities, as reflected in the March 31, 1998 and December 31, 1997 Consolidated Balance Sheets in accordance with the provisions of FAS 71, "Accounting for the Effects of Certain Types of Regulation", were as follows:

GPU, Inc. and Subsidiary Companies                      Assets (in thousands)
----------------------------------                      ---------------------
                                                     March 31,      December 31,
                                                       1998            1997
                                                  -------------     -----------
Income taxes recoverable through
  future rates                                    $  521,780        $  510,680
Three Mile Island Unit 2 (TMI-2) deferred costs      337,754           345,326
Nonutility generation contract buyout costs          240,068           245,568
Unamortized property losses                           96,355            99,532
Other postretirement benefits                         88,519            89,569
Environmental remediation                             71,807            90,308
N.J. unit tax                                         38,204            39,797
Unamortized loss on reacquired debt                   39,280            40,489
Load and demand-side management programs              18,414            23,164
N.J. low-level radwaste disposal                      29,653            31,479
DOE enrichment facility decommissioning               32,377            33,472
Nuclear fuel disposal fee                             20,688            21,512
Storm damage                                          30,215            31,097
Nonutility generation costs                           32,163            24,857
Other                                                 23,775            22,402
                                                   ---------         ---------
     Total                                        $1,621,052        $1,649,252
                                                   =========         =========

                                                    Liabilities (in thousands)
                                                    --------------------------
                                                   March 31,        December 31,
                                                      1998             1997
                                                  ----------        ----------
Income taxes refundable through
  future rates                                    $   87,568        $   89,247
Other                                                 15,200            12,527
                                                   ---------         ---------
     Total                                        $  102,768        $  101,774
                                                   =========         =========

JCP&L                                                 Assets (in thousands)
-----                                                 ---------------------
                                                  March 31,         December 31,
                                                    1998               1997
                                                ------------         ----------
Income taxes recoverable through
  future rates                                    $  136,853        $  128,111
TMI-2 deferred costs                                 102,059           109,498
Nonutility generation contract buyout costs          137,500           140,500
Unamortized property losses                           91,641            94,726
Other postretirement benefits                         48,977            49,807
Environmental remediation                             41,683            61,324
N.J. unit tax                                         38,204            39,797
Unamortized loss on reacquired debt                   28,029            28,729
Load and demand-side management programs              18,414            23,164
N.J. low-level radwaste disposal                      29,653            31,479
DOE enrichment facility decommissioning               20,439            21,223
Nuclear fuel disposal fee                             23,045            23,781
Storm damage                                          30,215            31,097
Other                                                  1,934             2,466
                                                   ---------         ---------
     Total                                        $  748,646        $  785,702
                                                   =========         =========

                                                     Liabilities (in thousands)
                                                     --------------------------
                                                   March 31,        December 31,
                                                     1998              1997
                                                 ------------       ----------
Income taxes refundable through
  future rates                                    $   36,861        $   37,759
Other                                                 14,129            11,467
                                                   ---------         ---------
     Total                                        $   50,990        $   49,226
                                                   =========         =========


Met-Ed                                                Assets (in thousands)
------                                                ---------------------
                                                  March 31,         December 31,
                                                    1998               1997
                                               -------------          --------
Income taxes recoverable through
  future rates                                    $  182,303        $  178,927
TMI-2 deferred costs                                 145,032           146,290
Nonutility generation contract buyout costs           73,868            76,368
Unamortized property losses                            2,579             2,650
Other postretirement benefits                         39,542            39,762
Environmental remediation                              4,121             4,121
Unamortized loss on reacquired debt                    5,134             5,329
DOE enrichment facility decommissioning                7,959             8,166
Nuclear fuel disposal fee                             (1,540)           (1,511)
Nonutility generation costs                           12,602            10,265
Other                                                  5,589             4,515
                                                   ---------         ---------
     Total                                        $  477,189        $  474,882
                                                   =========         =========

                                                 Liabilities (in thousands)
                                                   March 31,       December 31,
                                                     1998              1997
                                                -------------         --------
Income taxes refundable through
  future rates                                    $   21,393        $   21,749
Other                                                  2,393             2,446
                                                   ---------         ---------
     Total                                        $   23,786        $   24,195
                                                   =========         =========

Penelec                                              Assets (in thousands)
-------                                              ---------------------
                                                March 31,           December 31,
                                                  1998                 1997
                                             -------------            --------
Income taxes recoverable through
  future rates                                  $  202,624          $  203,642
TMI-2 deferred costs                                90,663              89,538
Nonutility generation contract buyout costs         28,700              28,700
Unamortized property losses                          2,135               2,156
Environmental remediation                           26,003              24,863
Unamortized loss on reacquired debt                  6,117               6,431
DOE enrichment facility decommissioning              3,979               4,083
Nuclear fuel disposal fee                             (817)               (758)
Nonutility generation costs                         19,561              14,592
Other                                               17,684              16,853
                                                 ---------           ---------
     Total                                      $  396,649          $  390,100
                                                 =========           =========

                                                  Liabilities (in thousands)
                                                  --------------------------
                                                 March 31,          December 31,
                                                   1998                 1997
                                              -------------         -----------
Income taxes refundable through
  future rates                                  $   29,314          $   29,739
Other                                                  110                  46
                                                 ---------           ---------
     Total                                      $   29,424          $   29,785
                                                 =========           =========

Income taxes  recoverable/refundable  through future rates:  Represents  amounts
----------------------------------------------------------
deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

TMI-2 deferred costs:  Represents  costs that are recoverable  through rates for
--------------------
the GPU Energy companies' remaining investment in the plant and fuel core, radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1998 dollars) and JCP&L's share of long-term monitored storage costs. For additional information, see Nuclear Plant Retirement Costs.

Nonutility  generation  contract buyout costs:  Represents  amounts incurred for
---------------------------------------------
terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable (see Management's Discussion and Analysis The GPU Energy Companies' Supply Plan).

Unamortized  property  losses:  Consists mainly of costs associated with JCP&L's
-----------------------------
Forked River project, which are included in rates.

Other  postretirement  benefits:  Includes costs associated with the adoption of
-------------------------------
FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which are deferred in accordance with Emerging Issues Task Force
(EITF) Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises."

Environmental remediation:  Consists of amounts related to the investigation and
-------------------------
remediation of several manufactured gas plant sites formerly owned by JCP&L, as well as several other JCP&L sites; Penelec's Seward station property; and future closure costs of various ash disposal sites for the GPU Energy companies. For additional information, see Environmental Matters.

N.J. unit tax: Represents certain state taxes, with interest, for which JCP&L
-------------
received NJBPU approval in 1993 to recover over a ten-year period.

Unamortized loss on reacquired debt:  Represents  premiums and expenses incurred
-----------------------------------
in the early redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

Load and  demand-side  management  (DSM)  programs:  Consists of load management
--------------------------------------------------
costs and other DSM program expenditures that are currently being recovered, with interest, through JCP&L's retail base rates and demand-side factor. Also includes provisions for lost revenues between base rate cases and performance incentives.

N.J. low-level radwaste disposal: Represents the estimated assessment for the
--------------------------------
siting of a disposal facility for low-level waste from Oyster Creek, less amortization, as allowed in JCP&L's rates.

Department  of Energy  (DOE)  enrichment  facility  decommissioning:  Represents
-------------------------------------------------------------------
payments to the DOE over a 15-year period which began in 1994.

Nuclear fuel  disposal fee:  Represents  amounts  recoverable  through rates for
--------------------------
estimated future disposal costs for spent nuclear fuel at Oyster Creek and Three Mile Island Unit 1 (TMI-1) in accordance with the Nuclear Waste Policy Act of 1982.

Storm damage:  Relates to incremental  noncapital  costs associated with various
------------
storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amortization amount is included in JCP&L's retail base rates and is charged to expense.

Nonutility generation costs: Represents incremental NUG operating costs incurred
---------------------------
above amounts reflected in Met-Ed and Penelec's current rates, for which rate recovery is probable but has not yet been granted (see Management's Discussion and Analysis - Competitive Environment).

      Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory assets on the Consolidated Balance Sheets, are separately disclosed in the Nuclear Plant Retirement Costs section.

Accounting Matters:
-------------------

      Historically, electric utility rates have been based on a utility's costs. As a result, the GPU Energy companies account for the economic effects of cost-based ratemaking regulation under the provisions of FAS 71. FAS 71 requires regulated entities, in certain circumstances, to defer as regulatory assets, the impact on operations of costs expected to be recovered in future rates. At March 31, 1998, GPU has recorded on the Consolidated Balance Sheets $1.6 billion in regulatory assets in accordance with FAS 71 (see Regulatory Assets and Liabilities section of Competition and the Changing Regulatory Environment).

      In response to the continuing deregulation of the electric utility industry, the Securities and Exchange Commission (SEC) questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations.

      In response to the concerns expressed by the Staff of the SEC, the Financial Accounting Standards Board's (FASB) EITF agreed to discuss the issues surrounding the continued applicability of FAS 71 to the electric utility industry. In 1997, the EITF met to discuss these issues and concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. While the EITF's consensus must be complied with, the SEC has the final regulatory authority for accounting by public companies.

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

      In December 1997, the PaPUC rejected PECO Energy Company's (PECO) restructuring settlement and approved an alternate plan for PECO based on its findings in that case. PECO took a pre-tax charge to 1997 income of $3.1 billion reflecting the effects of the PaPUC order. Met-Ed and Penelec believe that the PaPUC's decision in the PECO case was based on the specific facts and circumstances of that proceeding. Met-Ed and Penelec further believe that they have demonstrated in their restructuring proceedings ample evidence to distinguish sufficiently their cases from PECO's and that the PaPUC should not, therefore, apply its findings in the PECO case to their pending restructuring plans. If, however, the PaPUC were to apply these findings, it would have a material adverse impact on Met-Ed and Penelec's stranded cost recovery, restructuring proceedings and future earnings.

      In April 1998, PECO and other parties to PECO's restructuring proceeding, including Met-Ed and Penelec, filed a joint petition for settlement (Joint Petition) with the PaPUC. The Joint Petition represents a comprehensive settlement that resolves numerous issues on appeal by the parties to the settlement, including an agreement by Met-Ed, Penelec and PECO to withdraw from each others respective restructuring cases. Additionally, PECO has agreed not to participate when the PaPUC reviews Met-Ed and Penelec's sale of their generating facilities. The Joint Petition was tentatively approved by the PaPUC and the final vote is currently scheduled for May 14, 1998. There can be no assurance as to the outcome of this matter.

      Should the restructuring proceedings in New Jersey and Pennsylvania result in substantial disallowance of certain capital additions; the disallowance of certain stranded costs; reduction in cost of capital allowances on certain elements of plant and cost deferrals; and tariff rate unbundling reflecting an allocation of costs to the transmission and distribution activities lower than that proposed by the GPU Energy companies, management believes that the outcome of these proceedings would have a material adverse effect on GPU's future earnings.

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

                               NUCLEAR FACILITIES
                               ------------------

        The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At March 31, 1998 and December 31, 1997, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                                   Net Investment (in millions)
                                                   ----------------------------
                                                   TMI-1          Oyster Creek
                                                   -----          ------------
               March 31, 1998
               --------------
               JCP&L                               $152                  $710
               Met-Ed                               293                     -
               Penelec                              143                     -
                                                    ---                   ---
                 Total                             $588                  $710
                                                    ===                   ===

                                                   Net Investment (in millions)
                                                   ----------------------------
                                                   TMI-1          Oyster Creek
                                                   -----          ------------
               December 31, 1997
               -----------------
               JCP&L                               $155                  $701
               Met-Ed                               300                     -
               Penelec                              147                     -
                                                    ---                   ---
                 Total                             $602                  $701
                                                    ===                   ===

      The GPU Energy companies' net investment in TMI-2 at March 31, 1998 and December 31, 1997 was $82 million and $84 million, respectively (JCP&L $74 million and $76 million, respectively; Met-Ed $1 million and $1 million, respectively; Penelec $7 million and $7 million, respectively). JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec are collecting revenues for TMI-2 related to their wholesale customers.

      Costs associated with the operation, maintenance and retirement of nuclear plants have continued to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. The GPU Energy companies may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their operating licenses cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. (See Competition and the Changing Regulatory Environment.)

      In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. JCP&L is exploring these options due to the plant's high cost of generation compared to the current market price of electricity. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable. (See Management's Discussion and Analysis
- Competitive Environment).

      The GPU Energy companies have also entered into a confidentiality agreement with a potential purchaser of TMI-1. Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs. In the event that TMI-1 is sold, there can be no assurance of full recovery of its remaining investment.

TMI-2:
------

      The 1979 TMI-2 accident resulted in individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

      In 1990, the GPU Energy companies submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with

TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. Under the NRC regulations, the funding targets (in 1998 dollars) are as follows:

                                           (in millions)
                                                               Oyster
                             TMI-1            TMI-2            Creek
                             -----            -----            -----

JCP&L                        $ 45              $ 72             $310
Met-Ed                         91               144                -
Penelec                        45                72                -
                              ---               ---              ---
    Total                    $181              $288             $310
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

      In 1995, a consultant to GPUN performed site-specific studies of the TMI site, including both Units 1 and 2, and of Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the site-specific studies are as follows (in 1998 dollars):

                                                (in millions)
                                                                     Oyster
                                   TMI-1            TMI-2            Creek
                                   -----            -----            -----

Radiological decommissioning       $333             $404             $391
Nonradiological cost of removal      82               33 *             38
                                    ---              ---              ---
    Total                          $415             $437             $429
                                    ===              ===              ===

* Net of $11.2 million spent as of March 31, 1998.

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

      The FASB has issued an Exposure Draft titled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. (For TMI-2, a liability (in 1998 dollars) has already been recognized, based on the 1995 site-specific study because the plant is no longer operating (see TMI-2)). The effective date of this accounting change has not yet been established.

TMI-1 and Oyster Creek:
-----------------------

      The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $2.5 million and $13.5 million, respectively. These annual revenues are based on both the NRC funding targets for radiological decommissioning costs and a site-specific study which was performed in 1988 for nonradiological costs of removal. The Stipulation of Final Settlement approved by the NJBPU in 1997 allows for JCP&L's future collection of retirement costs to increase annually to $5.2 million and $22.5 million for TMI-1 and Oyster Creek, respectively, beginning in 1998, based on the 1995 site-specific study estimates.

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

      The amounts charged to depreciation expense for the first quarter of 1998 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                        (in millions)
                                        -------------
                                                   Oyster
                                      TMI-1        Creek
                                      -----        -----
Amount expensed for the three
 months ended March 31, 1998:
    JCP&L                             $  1         $  6
    Met-Ed                               2            -
    Penelec                              1            -
                                       ---          ---
                                      $  4         $  6
                                       ===          ===

                                        (in millions)
                                                   Oyster
                                      TMI-1        Creek
                                      -----        -----
Accumulated depreciation
 provision at March 31, 1998:
    JCP&L                             $ 41         $235
    Met-Ed                              75            -
    Penelec                             32            -
                                       ---          ---
                                      $148         $235
                                       ===          ===

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:
------

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of March 31, 1998 and December 31, 1997 are as follows:

                                             (in millions)

                             GPU           JCP&L        Met-Ed         Penelec
                             ---           -----        ------         -------

March 31, 1998               $453          $113          $227           $113
December 31, 1997            $449          $112          $225           $112

These amounts are based upon the 1995 site-specific study estimates (in 1998 and 1997 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) as of March 31, 1998 and December 31, 1997, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

      Offsetting the $453 million liability at March 31, 1998 is $256 million (JCP&L $29 million; Met-Ed $144 million; Penelec $83 million) which is probable of recovery from customers and included in Three Mile Island Unit 2 deferred costs on the Consolidated Balance Sheets, and $238 million (JCP&L $94 million; Met-Ed $105 million; Penelec $39 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Three Mile Island Unit 2 deferred costs. TMI-2 decommissioning costs charged to depreciation expense in the first quarter of 1998 amounted to $3 million (JCP&L $573 thousand; Met-Ed $2,496 thousand; Penelec $255 thousand).

      The NJBPU and PaPUC have granted JCP&L and Met-Ed, respectively, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Stipulation of Final Settlement approved by the NJBPU in 1997 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. Based on Met-Ed's rate order, Penelec has recorded a regulatory asset for that portion of such costs which it believes to be probable of recovery.

      At March 31, 1998, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $71 million (JCP&L $18 million, Met-Ed $35 million; Penelec $18 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1998 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $71 million accident-related portion referred to above.

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

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $79 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.5 million (JCP&L $17.0 million; Met-Ed $6.3 million; Penelec $3.2 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

      To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies expect to spend up to $248 million (JCP&L $44 million; Met-Ed $98 million; Penelec $106 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the OTC's proposed NOx reductions and in December 1997, the New Jersey Department of Environmental Protection developed a proposal with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans, including those in Pennsylvania and New Jersey, and that as a result, they will spend an estimated $6 million (JCP&L $0.2 million; Met-Ed $2.8 million; Penelec $3.0 million) (included in the above total), to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, in July 1997 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S.
Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. Also, legislation has been introduced in the Congress that would impose a four-year moratorium on any new standards under the Clean Air Act. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld.

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

       In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation. According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake Utilities Corporation has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU has requested that the Court reconsider its decision. There can be no assurance as to the outcome of these proceedings.

       Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at March 31, 1998. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec has requested, and expects to receive, recovery of these remediation costs in its restructuring plan filed with the PaPUC (see Management's Discussion and Analysis - Competitive Environment), and has recorded a corresponding regulatory asset of approximately $12 million at March 31, 1998.

       In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at March 31, 1998. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Penelec and Met-Ed expect recovery through their restructuring plans filed with the PaPUC in June 1997 (see Management's Discussion and Analysis Competitive Environment). As a result, a regulatory asset of $17 million is reflected on the Consolidated Balance Sheets at March 31, 1998.

       JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 1998, JCP&L has spent approximately $28 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

       In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement. At March 31, 1998, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $35 million.

       JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

                      OTHER COMMITMENTS AND CONTINGENCIES
                      -----------------------------------

Year 2000 Issue:
----------------

       GPU is addressing year 2000 issues as they relate to its business, its operations and operating systems, and its relationship with customers, banks, partners, vendors, suppliers and service providers. Comprehensive reviews of all computers, equipment, systems and applications are being performed; remediation plans are being developed; and certain corrective actions have begun. GPU's remediation plans include, among other things, the upgrade or replacement of computers, equipment and computer software. GPU currently anticipates that its year 2000 remediation efforts will, in all material respects, be completed by the end of 1999. In the event corrective actions are not completed by this date, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations.

       As part of their year 2000 solution, the GPU Energy companies have purchased and are installing an integrated information system (Project Enterprise) that will help them manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. As a result of the planned implementation of Project Enterprise, the GPU Energy Companies will avoid spending an estimated $8 million (JCP&L $3 million; Met-Ed $2 million; Penelec $3 million) in modifications to existing systems to make them year 2000 compliant.

       The GPU Energy Companies currently estimate they will spend an additional $24 million (JCP&L $11 million; Met-Ed $7 million; Penelec $6 million) on year 2000 remediation of their computers, equipment and computer software. Of this amount, approximately $7 million (JCP&L $3 million; Met-Ed $2 million; Penelec $2 million) would have been spent in any event because of maintenance and cyclical replacement plans that are already in place.

       The GPUI Group currently estimates it will spend approximately $7 million to become year 2000 ready, primarily to replace or modify equipment.

GPUI Group:
-----------

       At March 31, 1998, the GPUI Group had investments totaling approximately $2.4 billion in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPUI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see Management's Discussion and Analysis - GPUI Group).

       At March 31, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $518 million; GPU, Inc. has also guaranteed up to an additional $913 million of GPUI Group obligations. Of this amount, $726 million is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at March 31, 1998; $30 million of that amount relates to a GPU International, Inc. revolving credit agreement; and $157 million relates to various other obligations of the GPUI Group.

       GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation (NIMO) with an aggregate book value of approximately $28 million.

In July 1997, NIMO and 16 independent power producers (IPP), including the GPUI Group, executed a master agreement providing for the restructuring or termination of 29 power purchase agreements, pursuant to which NIMO has agreed to pay an aggregate of $3.6 billion in cash and/or debt securities, and to issue an aggregate of 46 million shares of NIMO common stock. The specific terms of restructured contracts that may be executed are being negotiated separately with each IPP. In February 1998, the New York Public Service Commission approved NIMO's restructuring agreement.

       Parties to the agreement must still resolve a number of important issues and final resolution will require the execution of separate agreements for each project; approval by NIMO shareholders, and other state and federal agencies; third party consents; successful financing by NIMO; and resolution of certain tax issues. While the parties are attempting to complete the transactions by mid-1998, there can be no assurance as to the outcome of this matter.

       NIMO has also initiated an action in federal court seeking to invalidate numerous NUG contracts, including the three GPU International, Inc. projects discussed above. GPU International, Inc. has filed motions to dismiss the complaint. This proceeding has been stayed pending the outcome of the restructuring negotiations.

Other:
------

       In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $288 million; Met-Ed $305 million; Penelec $546 million) at March 31, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group. In April 1998, GPU mailed Confidential Offering Memoranda to qualified buyers. One Memorandum covers 25 fossil-fueled and hydroelectric stations, support organizations and development sites and a second Memorandum is for the 1,884 MW coal-fired Homer City Station, which Penelec is selling together with its 50% joint owner, New York State Electric & Gas Corporation.

       The current schedule, which is subject to change, calls for initial non-binding bids due in June 1998, selection of a short list of bidders in July 1998 and final bid submission in October 1998. It is anticipated that definitive purchase agreements will be entered into in November 1998 and the divestiture completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. For the Homer City Station, initial, non-binding bids will be due in May, with the winning bidder expected to be announced by the end of July 1998.

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

       In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In December 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In May 1997, a joint petition was filed requesting that the Court of Appeals compel the DOE to begin disposing of spent nuclear fuel beginning not later than January 31, 1998. In November 1997, the Court declined to compel the DOE to begin disposing of spent fuel by the statutory deadline or to authorize the utilities to cease payments into the Nuclear Waste Fund. The DOE's inability to accept spent nuclear fuel by 1998 could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

       New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through March 31, 1998, $6 million has been paid. As a result, at March 31, 1998, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. (See the Regulatory Assets and Liabilities section of Competition and the

Changing Regulatory Environment.) In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is reviewing its legal and financial obligations, subject to review from the Governor. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

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

       At March 31, 1998, GPU, Inc. and consolidated affiliates had 9,401 employees worldwide, of which about 9,000 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which 4,862 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire in 1999, 2000 and 2002, respectively. Penelec's five-year contract with the Utility Workers Union of America expires on June 30, 1998, and renegotiations have begun.

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

Interest Rate Swap Agreements:
------------------------------

      The GPUI Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At March 31, 1998, these agreements covered approximately $1.4 billion of debt and are scheduled to expire on various dates through November 2007. The GPUI Group records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPUI Group. For the three months ended March 31, 1998, fixed rate interest expense exceeded variable rate interest by approximately $4.8 million.

3.     GPUI GROUP EQUITY INVESTMENTS

      The GPUI Group uses the equity method of accounting for investments in which it has the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method follow:

                                                                     Ownership
Investment                           Location of Operations          Percentage
----------                           ----------------------          ----------
Midlands Electricity plc              United Kingdom                     50%
Mid-Georgia Cogeneration, L.P.        United States                      50%
Prime Energy, L.P.                    United States                      50%
Onondaga Cogen, L.P.                  United States                      50%
Pasco Cogen, Ltd.                     United States                      50%
GPU Solar, Inc.                       United States                      50%
Termobarranquilla S.A.                Colombia                           29%
Selkirk Cogeneration Partners, L.P.   United States                      19%
EnviroTech Investment Fund            United States                      10%
Ballard Generation Systems, Inc.      Canada                             10%
Project Orange Associates, L.P.       United States                       4%
OLS Power, L.P.                       United States                       1%

      Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both the GPUI Group's ownership interests and the non-ownership interests, is as follows:

                                                  Ownership
                                                  ---------
Balance Sheet Data (in thousands)       GPUI Group        Other Owners
------------------                      ----------        ------------

March 31, 1998
--------------
Current Assets                         $   225,502         $   329,523
Noncurrent Assets                        2,715,956           3,409,024
Current Liabilities                       (896,575)           (953,957)
Long-Term Debt                          (1,191,094)         (1,786,352)
Other Noncurrent Liabilities              (273,504)           (358,005)
                                         ---------           ---------
Equity in Net Assets                   $   580,285         $   640,233
                                         =========           =========

December 31, 1997
-----------------
Current Assets                         $   284,033         $   391,018
Noncurrent Assets                        2,918,125           3,616,461
Current Liabilities                       (755,499)           (814,572)
Long-Term Debt                          (1,497,982)         (2,086,257)
Other Noncurrent Liabilities              (307,504)           (396,675)
                                         ---------           ---------
Equity in Net Assets                   $   641,173         $   709,975
                                         =========           =========

                                                       Ownership
                                                       ---------
Earnings Data (in thousands)                 GPUI Group       Other Owners
-------------                                ----------       ------------

For the three months ended March 31, 1998
-----------------------------------------
Operating Revenues                           $ 357,584         $ 382,424
Depreciation and Amortization                  (19,905)          (19,345)
Operating Income                                49,294            56,195
Other Income and Deductions                     (4,664)           (1,840)
Interest and Preferred Dividends               (26,979)          (33,500)
                                               -------           -------
Equity in Net Income                         $  17,651         $  20,855
                                               =======           =======


For the three months ended March 31, 1997
Operating Revenues                           $ 411,739         $ 453,103
Depreciation and Amortization                  (19,366)          (22,686)
Operating Income                                76,032            86,492
Other Income and Deductions                    (14,175)          (13,075)
Interest and Preferred Dividends               (29,630)          (38,233)
                                               -------           -------
Equity in Net Income                         $  32,227         $  35,184
                                               =======           =======


For the three months ended March 31, 1998 and 1997, the GPUI Group received cash distributions totaling $1.9 million and $6.1 million, respectively.

       As of March 31, 1998 and December 31, 1997, GPUI Group equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) of approximately $24 million and $66 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the three months ended March 31, 1998 and 1997 amounted to $0.4 million and $0.1 million, respectively.

       In January 1998, as a result of the Australian State of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris Power (Solaris) to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of the sale. As a result, GPU recorded an after-tax gain on the sale of U.S. $18.3 million in the first quarter of 1998.

4. SEGMENT INFORMATION

      In 1997, GPU adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment and geographic area. For the purpose of providing segment information, the GPU Energy companies consist of the three domestic electric utility companies serving customers in Pennsylvania and New Jersey, as well as Genco, GPUN, GPU Telcom and GPUS. The GPUI Group primarily develops, owns and operates generation, transmission and distribution facilities in the United States and in foreign countries. GPU AR is engaged in energy services and retail energy sales. Corporate represents the activities of GPU, Inc., a registered holding company. GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's segment information is as follows:



Balance Sheet Segment Data (in thousands)

                                                 Current     Noncurrent    Current
March 31, 1998                                   Assets        Assets    Liabilities
--------------                                   -------     ----------  -----------

Domestic:
    GPU Energy companies                       $  879,850    $ 9,128,474      $1,125,665
    GPUI Group*                                    77,931        291,975          59,328
    Less: GPUI Group equity investments
       included above                             (43,346)      (249,906)        (36,871)
    Add: Original equity investment and
       income/(loss) less dividends to date             -         68,903               -
    GPU AR                                          3,001             13             658
    Corporate                                         885          6,261         108,336
                                                ---------     ----------       ---------
           Subtotal                               918,321      9,245,720       1,257,116
                                                ---------     ----------       ---------
Foreign: (GPUI Group only)
    Australia*                                     84,880      1,855,273         503,220
    United Kingdom*                               178,536      2,212,451         838,488
    Other*                                         58,850        375,994          33,660
    Less: GPUI Group equity investments
       included above                            (182,156)    (2,466,050)       (859,704)
    Add: Original equity investment and
       income/(loss) less dividends to date             -        552,190               -
                                                ---------     ----------       ---------
           Subtotal                               140,110      2,529,858         515,664
                                                ---------     ----------       ---------

Consolidated Total                             $1,058,431    $11,775,578      $1,772,780
                                                =========     ==========       =========

                                                               Other           Cash
                                               Long-Term     Noncurrent       Capital
March 31, 1998                                    Debt       Liabilities    Expenditures
--------------                                    ----       -----------    ------------

Domestic:
    GPU Energy companies                       $2,448,734     $2,822,114      $   68,110
    GPUI Group*                                   221,583         55,425           1,123
    Less: GPUI Group equity investments
       included above                            (221,583)       (16,081)           (774)
    Add: Original equity investment and
       income/(loss) less dividends to date             -              -               -
    GPU AR                                              -              -               -
    Corporate                                           -          1,405               -
                                                ---------      ---------       ---------
           Subtotal                             2,448,734      2,862,863          68,459
                                                ---------      ---------       ---------
Foreign: (GPUI Group only)
    Australia*                                  1,215,619         75,463           1,316
    United Kingdom*                             1,133,536        245,791          29,947
    Other*                                        235,814         63,095           8,516
    Less: GPUI Group equity investments
       included above                            (969,511)      (257,423)        (34,586)
    Add: Original equity investment and
       income/(loss) less dividends to date             -              -               -
                                                ---------      ---------       ---------
           Subtotal                             1,615,458        126,926           5,193
                                                ---------      ---------       ---------

Consolidated Total                             $4,064,192     $2,989,789      $   73,652
                                                =========      =========       =========


     Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.
                                       45


Balance Sheet Segment Data (in thousands) (continued)

                                                   Current    Noncurrent      Current
December 31, 1997                                  Assets      Assets        Liabilities
-----------------                                 -------    -----------     -----------

Domestic:
    GPU Energy companies                       $  831,269    $ 9,117,687      $1,140,492
    GPUI Group*                                    81,027        352,139          90,097
    Less: GPUI Group equity investments
       included above                             (43,777)      (182,384)        (21,360)
    Add: Original equity investment and
       income/(loss) less dividends to date             -         79,458               -
    GPU AR                                          4,961            161           3,301
    Corporate                                         165          6,313         155,977
                                                ---------     ----------       ---------
           Subtotal                               873,645      9,373,374       1,368,507
                                                ---------     ----------       ---------
Foreign: (GPUI Group only)
    Australia*                                     86,226      2,091,619         558,496
    United Kingdom*                               188,462      2,152,977         785,152
    Other*                                        114,786        396,078          43,419
    Less: GPUI Group equity investments
       included above                            (240,256)    (2,735,741)       (734,139)
    Add: Original equity investment and
       income/(loss) less dividends to date       106,317        517,221                -
                                                ---------     ----------        ---------
           Subtotal                               255,535      2,422,154          652,928
                                                ---------     ----------        ---------

Consolidated Total                             $1,129,180    $11,795,528       $2,021,435
                                                =========     ==========        =========

                                                                  Other             Cash
                                              Long-Term         Noncurrent         Capital
December 31, 1997                                Debt           Liabilities     Expenditures
-----------------                                ----           -----------     ------------

Domestic:
    GPU Energy companies                       $2,448,672     $2,823,301       $  356,416
    GPUI Group*                                   263,378         46,880          111,125
    Less: GPUI Group equity investments
       included above                            (171,665)       (12,321)            (120)
    Add: Original equity investment and
       income/(loss) less dividends to date             -              -                -
    GPU AR          -                                   -              -
    Corporate                                           -          1,418                -
                                                ---------      ---------        ---------
           Subtotal                             2,540,385      2,859,278          467,421
                                                ---------      ---------        ---------
Foreign: (GPUI Group only)
    Australia*                                  1,485,639        115,390        1,811,921
    United Kingdom*                             1,367,471        245,105           77,706
    Other*                                        258,794         64,803            1,213
    Less: GPUI Group equity investments
       included above                          (1,326,317)      (295,183)         (89,624)
    Add: Original equity investment and
       income/(loss) less dividends to date             -              -                -
                                                ---------      ---------        ---------
           Subtotal                             1,785,587        130,115        1,801,216
                                                ---------      ---------        ---------

Consolidated Total                             $4,325,972     $2,989,393       $2,268,637
                                                =========      =========        =========


     Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.
                                       46



Earnings Segment Data (in thousands)

                                                                   Depreciation
For the three months                             Operating             and        Operating
ended March 31, 1998                             Revenues          Amortization    Income
--------------------                             --------          ------------    ------

Domestic:
    GPU Energy companies                       $  968,888    $   114,901       $  161,796
    GPUI Group*                                    46,036          2,512            7,064
    Less: GPUI Group equity investments
       included above                             (29,337)        (2,334)          (7,861)
    Add: Equity in undistributed earnings
       of affiliates, net                               -              -                -
    GPU AR                                          1,925              -             (815)
    Corporate                                           -              -           (1,001)
                                                ---------        -------          -------
           Subtotal                               987,512        115,079          159,183
                                                ---------        -------          -------
Foreign: (GPUI Group only)
    Australia*                                     48,243         10,496           32,126
    United Kingdom*                               322,735         14,198           43,493
    Other*                                         12,866          4,946              (28)
    Less: GPUI Group equity investments
       included above                            (328,247)       (17,571)          41,433)
    Add:   Equity in undistributed earnings
       of affiliates, net                               -              -                -
                                                ---------        -------          -------
           Subtotal                                55,597         12,069           34,158
                                                ---------        -------          -------

Consolidated Total                             $1,043,109    $   127,148       $  193,341
                                                =========        =======          =======

                                                  Other          Interest and
For the three months                           Income and          Preferred
ended March 31, 1998                           Deductions          Dividends       Net Income
--------------------                           ----------          ---------       ----------

Domestic:
    GPU Energy companies                       $    1,421    $    61,179       $  102,038
    GPUI Group*                                     4,413          4,850            6,627
    Less: GPUI Group equity investments
       included above                               1,224         (4,714)          (1,923)
    Add:   Equity in undistributed earnings
       of affiliates, net                           1,923              -            1,923
    GPU AR                                             21              -             (794)
    Corporate                                          26          1,458           (2,433)
                                                   ------        -------          -------
           Subtotal                                 9,028         62,773          105,438
                                                   ------        -------          -------
Foreign: (GPUI Group only)
    Australia*                                     17,154         29,785           19,495
    United Kingdom*                                (2,779)        30,693           10,021
    Other*                                            531          1,176           (1,174)
    Less: GPUI Group equity investments
       included above                               3,440        (22,265)         (15,728)
    Add: Equity in undistributed earnings
       of affiliates, net                          15,728              -           15,728
                                                   ------        -------          -------
           Subtotal                                34,074         39,389           28,342
                                                   ------        -------          -------

Consolidated Total                             $   43,102    $   102,162       $  133,780
                                                   ======        =======          =======

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.


Earnings Segment Data (in thousands)(continued)

                                                                Depreciation
For the three months                            Operating             and         Operating
ended March 31, 1997                            Revenues          Amortization     Income
--------------------                           ---------         ------------      -------

Domestic:
    GPU Energy companies                       $1,042,064    $   113,339       $  195,441
    GPUI Group*                                    36,909          2,361            5,884
    Less: GPUI Group equity investments
       included above                             (35,108)        (2,199)          (7,344)
    Add: Equity in undistributed earnings/
       (losses) of affiliates, net                      -              -                -
    GPU AR                                              -              -                -
    Corporate                                           -              -           (1,282)
                                                ---------        -------          -------
           Subtotal                             1,043,865        113,501          192,699
                                                ---------        -------          -------
Foreign: (GPUI Group only)
    Australia*                                     35,949          2,458            9,378
    United Kingdom*                               336,505         13,967           63,273
    Other*                                         11,324          2,439             (404)
    Less: GPUI Group equity investments
       included above                            (376,631)       (17,167)         (68,688)
    Add: Equity in undistributed earnings/
       of affiliates, net                               -              -                -
                                                ---------        -------          -------
           Subtotal                                 7,147          1,697            3,559
                                                ---------        -------          -------

Consolidated Total                             $1,051,012    $   115,198       $  196,258
                                                =========        =======          =======

                                                  Other          Interest and
For the three months                           Income and          Preferred
ended March 31, 1997                           Deductions          Dividends       Net Income
--------------------                           ----------        -----------       ----------

Domestic:
    GPU Energy companies                       $    3,790    $    61,759       $  137,472
    GPUI Group*                                    (1,657)         5,451           (1,224)
    Less: GPUI Group equity investments
       included above                               2,337         (5,084)              77
    Add: Equity in undistributed earnings/
       (losses) of affiliates, net                    (77)             -              (77)
    GPU AR                                              -              -                -
    Corporate                                        (208)         1,187           (2,677)
                                                   ------         ------          -------
           Subtotal                                 4,185         63,313          133,571
                                                   ------         ------          -------
Foreign: (GPUI Group only)
    Australia*                                     (1,585)         6,018           1,775
    United Kingdom*                               (14,851)        27,402          21,020
    Other*                                            954          1,731          (1,328)
    Less: GPUI Group equity investments
       included above                              11,838        (24,546)        (32,304)
    Add: Equity in undistributed earnings
       of affiliates, net                          32,304              -          32,304
                                                   ------         ------         -------
           Subtotal                                28,660         10,605          21,467
                                                   ------         ------         -------

Consolidated Total                             $   32,845    $    73,918      $  155,038
                                                   ======         ======         =======


     Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.
                                       48

5. COMPREHENSIVE INCOME

      For the three months ended March 31, 1998 and 1997, comprehensive income was as follows:


                                                           (in thousands)
                                                            Three months
                                                           Ended March 31,
                                                           ---------------
GPU, Inc. and Subsidiary Companies                     1998             1997
----------------------------------                     ----             ----

Net income                                           $133,780         $155,038
                                                      -------          -------
Other comprehensive income, net of tax:
      Net unrealized gains on investments               3,820            1,161
      Foreign currency translation                     10,743             (593)
                                                      -------          -------
        Total other comprehensive income               14,563              568
                                                      -------          -------
Comprehensive income                                 $148,343         $155,606
                                                      =======          =======

Met-Ed
------

Net income                                           $ 24,730         $ 39,685
                                                      -------          -------
Other comprehensive income, net of tax:
      Net unrealized gains on investments               2,547              773
                                                      -------          -------
Comprehensive income                                 $ 27,277         $ 40,458
                                                      =======          =======

Penelec
-------

Net income                                           $ 26,645         $ 42,894
                                                      -------          -------
Other comprehensive income, net of tax:
      Net unrealized gains on investments               1,273              388
                                                      -------          -------
Comprehensive income                                 $ 27,918         $ 43,282
                                                      =======          =======

GPU, Inc. and Subsidiary Companies


                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU, Inc. also owns all the common stock of GPU International, Inc., GPU Power, Inc. and GPU Electric, Inc., which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. Collectively, these are referred to as the "GPUI Group." Other wholly-owned subsidiaries of GPU, Inc. are GPU Advanced Resources, Inc. (GPU AR), a subsidiary engaging in energy services and retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), a subsidiary engaging in certain telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides certain legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


                            GPU RESULTS OF OPERATIONS
                            -------------------------

       GPU's earnings for the first quarter ended March 31, 1998 were $133.8 million, compared to 1997 first quarter earnings of $155.0 million. Earnings per share on a diluted basis were $1.07 in 1998, compared to $1.28 per share in 1997.

       The first quarter earnings decrease was due to lower income from GPU's domestic utility operations, which are conducted by GPU Energy. GPU Energy's earnings reduction versus the first quarter of last year was due to the absence in the current quarter's results of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their energy cost rates
(ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; lower weather-related sales due to milder winter temperatures this year compared to last; and increased expenses primarily related to the reengineering of business processes to position GPU for deregulation.

       Partially offsetting the earnings reduction was increased GPUI Group income due to gains on the sales of its interest in Solaris Power (Solaris), half its interest in the Mid-Georgia cogeneration project and Midlands Electricity plc (Midlands) generation development projects. These gains were partially offset by lower Midlands earnings due in part to lower weather-related sales. The business of the GPUI Group includes investment, development and operation of global businesses and, when appropriate, purchase and sale of interests in particular businesses.

-------------------------

OPERATING REVENUES:
-------------------

       Operating revenues for the first quarter of 1998 decreased 0.8% to $1.04 billion, as compared to the first quarter of 1997. The components of the changes are as follows:

                                             (in millions)
                                             -------------
GPU Energy companies:
   Kilowatt-hour (KWH) revenues                 $(38.7)
   Energy-related revenues                         1.9
   GPU Telcom revenues                             4.9
   Other revenues                                (41.2)
                                                 -----
        Total GPU Energy companies               (73.1)
GPUI Group                                        63.3
GPU AR                                             1.9
                                                 -----
        Total decrease in revenues              $ (7.9)
                                                 =====

GPU Energy Companies

Kilowatt-hour revenues
----------------------

       The decrease in KWH revenues for the three month period was due primarily to the absence in the first quarter of 1998 of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their ECRs in base rates. KWH revenues now include Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997 (See COMPETITIVE ENVIRONMENT). Also contributing to the decrease were lower weather-related sales due to milder winter temperatures this year compared to last, and decreased usage by residential and commercial customers.

Energy-related revenues (JCP&L only)
------------------------------------

       Generally, changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The increase for the three month period was due primarily to increased sales to other utilities, partially offset by lower residential, commercial and industrial customer sales and lower energy cost rates.

GPU Telcom revenues
-------------------

       GPU Telcom, a subsidiary engaged in certain telecommunication related businesses, was formed in 1997. Its 1998 revenues were derived from contracts for the leasing and construction of telecommunication infrastructure.

Other revenues
--------------

       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

-------------------------------------

GPUI Group

       The increase in GPUI Group revenues was due mainly to the inclusion of revenues from GPU PowerNet (PowerNet), which was acquired by GPU Electric in November 1997.

GPU AR

       GPU AR, which was formed in the second quarter of 1997, derived its revenues from energy sales to customers who chose it as their energy supplier as part of the retail access pilot programs in Pennsylvania (see COMPETITIVE ENVIRONMENT). Some of GPU AR's customers are located in the GPU Energy companies' service territories.

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)
---------------------------------------

       Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, beginning on January 1, 1997, such cost variances for Met-Ed and Penelec are not subject to deferred accounting and have a current impact on earnings, except for incremental nonutility generation (NUG) costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Lower reserve capacity expense (which is a component of PP&I) contributed to earnings for the first three months of 1998.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

       For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates; therefore, cost variances have a current impact on earnings (see COMPETITIVE ENVIRONMENT). For Penelec, lower fuel costs contributed to earnings for the first three months of 1998.

Other operation and maintenance (O&M)
-------------------------------------

       The increase in other O&M expenses for the three month period was due to increased GPUI Group O&M expenses resulting from the inclusion of PowerNet and the effect of consolidating its investment in Lake Cogen, Ltd. beginning in June 1997. Also contributing to the increase were expenses related to the reengineering of business processes to position GPU for deregulation, and the inclusion of O&M expenses for GPU Telcom, and GPU AR.

-------------------------

Depreciation and amortization
-----------------------------

       The increase in depreciation and amortization expense for the three month period was due mainly to the inclusion of PowerNet, as well as additions to GPU Energy's plant in service and higher depreciation rates.

Taxes, other than income taxes
------------------------------

       For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment (see COMPETITIVE ENVIRONMENT). This did not have a significant impact on earnings for the first three months of 1998.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Equity in undistributed earnings of affiliates, net
---------------------------------------------------

       The decrease in equity in undistributed earnings of affiliates, net for the three month period was due to lower Midlands earnings due in part to lower weather-related sales.

Other income, net
-----------------

       The increase in other income, net for the three month period was due primarily to gains realized by the GPUI Group from the sales of its interest in Solaris, half its interest in the Mid-Georgia cogeneration project and Midlands generation development projects.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Interest on long-term debt
--------------------------

       The increase in interest on long-term debt for the three month period was due primarily to debt associated with the PowerNet acquisition. A portion of this debt was reduced in the first quarter of 1998 from proceeds received from GPU Electric's sale of its interest in Solaris and the sale of GPU, Inc. common stock.

Other interest
--------------

       The increase in other interest for the three month period was due to higher Met-Ed and Penelec short-term debt levels.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

       JCP&L's earnings for the first quarter ended March 31, 1998 were $50.1 million, compared to 1997 first quarter earnings of $55.2 million. The decrease in earnings was due primarily to lower sales to customers due to decreased usage and lower weather-related sales.

OPERATING REVENUES:
-------------------

       Operating revenues for the first quarter of 1998 decreased 7.5% to $472.3 million, as compared to the first quarter of 1997. The components of the changes are as follows:

                                  (in millions)
                                  -------------

   KWH revenues                     $ (2.2)
   Energy-related revenues             1.5
   Other revenues                    (37.4)
                                     -----
        Decrease in revenues        $(38.1)

Kilowatt-hour revenues
----------------------

       The decrease in KWH revenues for the three month period was due to lower usage by residential and commercial customers and lower weather-related sales to residential customers, partially offset by an increase in the number of commercial customers.

Energy-related revenues
-----------------------

       Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The increase for the three month period was due primarily to increased sales to other utilities, partially offset by lower residential, commercial and industrial sales and lower energy cost rates.

Other revenues
--------------

       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Power purchased and interchanged
--------------------------------

       Changes in the energy component of PP&I expense do not significantly affect earnings since these cost variances are passed through the LEAC. However, lower reserve capacity expense resulting primarily from reduced purchases from Pennsylvania Power & Light Company contributed to earnings for the three month period.

---------------------------------------

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

       Changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues.

Other operation and maintenance
-------------------------------

       The decrease in other O&M expenses for the three month period was primarily due to lower costs at the Oyster Creek facility, partially offset by higher expenses related to the reengineering of business processes to position the company for deregulation.

Depreciation and amortization
-----------------------------

       The increase in depreciation and amortization expense for the three month period was due primarily to additions to plant in service and slightly higher depreciation rates.

Taxes, other than income taxes
------------------------------

       Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

       Met-Ed's earnings for the first quarter ended March 31, 1998 were $24.6 million, compared to 1997 first quarter earnings of $39.6 million. This decrease was primarily due to the absence in the first quarter of 1998 of the step increase in unbilled revenue as a result of the company including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997 (See COMPETITIVE ENVIRONMENT).

OPERATING REVENUES:
-------------------

       Operating revenues for the first quarter of 1998 decreased 8.0% to $234.7 million as compared to the first quarter of 1997. The components of the changes are as follows:

                                  (in millions)
                                  -------------

   KWH revenues                     $(19.5)
   Other revenues                     (1.0)
                                      ----
        Decrease in revenues        $(20.5)
                                    ======

Kilowatt-hour revenues
----------------------

      The decrease in KWH revenues for the three month period was due primarily to the absence in the first quarter of 1998 of the step increase in unbilled revenue as a result of the company including its ECR in base rates, amounting

----------------------------------------

to $13 million. Also contributing to the decrease were lower weather-related sales and lower usage by residential and commercial customers.

Other revenues
--------------

       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

       Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental NUG costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for the first three months of 1998.

Other operation and maintenance
-------------------------------

       The increase in other O&M expenses was due to increased expenses related to the reengineering of business processes to position the company for deregulation and for maintenance of substation equipment and overhead lines.

Taxes, other than income taxes
------------------------------

       Effective January 1, 1997, Met-Ed's STAS was combined with base rates and is no longer subject to annual adjustment. (see COMPETITIVE ENVIRONMENT) The change for the three month period did not have a significant impact on earnings.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:
-------------------------------------------------------

Other interest
--------------

       The increase in other interest expense for the three month period was due to higher short-term debt levels.


                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

       Penelec's earnings for the first quarter ended March 31, 1998 were $26.5 million, compared to 1997 first quarter earnings of $42.8 million. This decrease was primarily due to the absence in the first quarter of 1998 of the step increase in unbilled revenue as a result of the company including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997 (See COMPETITIVE ENVIRONMENT).

-----------------------------------------

OPERATING REVENUES:
-------------------

       Operating revenues for the first quarter of 1998 decreased 9.0% to $263.7 million, as compared to the first quarter of 1997. The components of the changes are as follows:

                                       (in millions)
                                       -------------

   KWH revenues                           $(21.8)
   Other revenues                           (4.3)
                                            ----
        Decrease in revenues              $(26.1)
                                          ======

Kilowatt-hour revenues
----------------------

       The decrease in KWH revenues for the three month period was due to the absence in the first quarter of 1998 of the step increase in unbilled revenue as a result of the company including its ECR in base rates, amounting to $15 million. Also contributing to the decrease were lower weather-related sales to residential and commercial customers.

Other revenues
--------------

       Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The decrease for the three month period was partially due to lower transmission revenues.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

      Effective January 1, 1997, Penelec ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings, except for incremental NUG costs, which are included in Regulatory assets on the Consolidated Balance Sheets (see COMPETITIVE ENVIRONMENT). Lower fuel costs and reserve capacity expense contributed to earnings for the first three months of 1998.

Other operation and maintenance
-------------------------------

      The increase in other O&M expenses for the three month period was due to increased expenses related to the reengineering of business processes to position the company for deregulation.

Taxes, other than income taxes
------------------------------

       Effective January 1, 1997, Penelec's STAS was combined with base rates and is no longer subject to annual adjustment. (see COMPETITIVE ENVIRONMENT) The change for the three month period did not have a significant impact on earnings.

                                   GPUI GROUP
                                   ----------

       The GPUI Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission, distribution and supply businesses in England and Australia. It also has ownership interests in eight operating cogeneration plants in the U.S. totaling 847 megawatts (MW) (of which the GPUI Group's equity interest represents 308 MW) of capacity, and ten operating generating facilities located in foreign countries totaling 3,820 MW (of which the GPUI Group's equity interest represents 713 MW) of capacity. It also has investments in six generating facilities under construction totaling 2,131 MW (of which the GPUI Group's equity interest represents 488 MW) of capacity. The business of the GPUI Group includes investment, development and operation of these businesses and, when appropriate, purchase and sale of interests in particular businesses.

       At March 31, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $518 million; GPU, Inc. has also guaranteed up to an additional $913 million of GPUI Group obligations. GPU, Inc. has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of March 31, 1998. At March 31, 1998, GPU, Inc. has remaining authorization to finance approximately $904 million of additional investments in FUCOs and EWGs. To the extent the GPU Energy companies no longer meet the requirements of FAS 71 as a result of regulatory action with respect to the GPU Energy companies' restructuring plans, any resulting write-offs would reduce GPU's retained earnings. Such reductions would reduce the amount of available authorization for investments in FUCOs and EWGs.

       In January 1998, as a result of the Australian State of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and 10.36% of the outstanding common stock of Allgas Energy Limited
(Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of sale. As a result, GPU recorded an after-tax gain on the sale of $18.3 million in the first quarter of 1998.

       In February 1998, GPU International, Inc. sold half of its interest in the Mid-Georgia cogeneration project (Mid-Georgia). As a result, GPU recorded an after-tax gain on the sale of $5.8 million in the first quarter of 1998. The 300 MW Mid-Georgia cogeneration facility, located in Kathleen, Georgia, is scheduled to enter commercial operation in the second quarter of 1998 subject to obtaining waivers of certain air emission requirements.

       Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends on making additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Year 2000 Issue
---------------

       GPU is addressing year 2000 issues as they relate to its business, its operations and operating systems, and its relationship with customers, banks, partners, vendors, suppliers and service providers. Comprehensive reviews of all computers, equipment, systems and applications are being performed; remediation plans are being developed; and certain corrective actions have begun. GPU's remediation plans include, among other things, the upgrade or replacement of computers, equipment and computer software. GPU currently anticipates that its year 2000 remediation efforts will, in all material respects, be completed by the end of 1999. In the event corrective actions are not completed by this date, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations.

       As part of their year 2000 solution, the GPU Energy companies have purchased and are installing an integrated information system (Project Enterprise) that will help them manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999. As a result of the planned implementation of Project Enterprise, the GPU Energy Companies will avoid spending an estimated $8 million (JCP&L $3 million; Met-Ed $2 million; Penelec $3 million) in modifications to existing systems to make them year 2000 compliant.

       The GPU Energy Companies currently estimate they will spend an additional $24 million (JCP&L $11 million; Met-Ed $7 million; Penelec $6 million) on year 2000 remediation of their computers, equipment and computer software. Of this amount, approximately $7 million (JCP&L $3 million; Met-Ed $2 million; Penelec $2 million) would have been spent in any event because of maintenance and cyclical replacement plans that are already in place.

       The GPUI Group currently estimates it will spend approximately $7 million to become year 2000 ready, primarily to replace or modify equipment.

Capital Expenditures
--------------------

GPU Energy Companies

       The GPU Energy companies' capital spending for the three months ended March 31, 1998 was $68 million (JCP&L $40 million; Met-Ed $12 million; Penelec $15 million; Other $1 million), and was used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. For 1998 capital expenditures are forecasted to be $441 million
(JCP&L $204 million; Met-Ed $92 million; Penelec $121 million; Other $24), mainly related to the GPU Energy companies and will be used primarily for ongoing system development and to implement Project Enterprise. Expenditures for maturing obligations will total $43 million (JCP&L $13 million; Penelec $30 million) in 1998. Management estimates that a substantial portion of the GPU Energy companies' 1998 capital outlays will be satisfied through internally generated funds.

GPUI Group

       The GPUI Group's capital spending was $6 million for the three months ended March 31, 1998. For 1998, capital expenditures are forecasted to be $141 million. Expenditures for maturing obligations will total $589 million in 1998. Management estimates that a substantial portion of the GPUI Group's 1998 capital outlays will be satisfied through external financings.

Financing
---------

GPU, Inc.

       In February 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million were used primarily to reduce indebtedness associated with the PowerNet and Midlands acquisitions, and the balance was used for other corporate purposes. GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPUI GROUP for a discussion of GPU, Inc.'s remaining investment authorization).

GPU Energy Companies

       As a result of Pennsylvania legislation (see COMPETITIVE ENVIRONMENT), Met-Ed and Penelec each plan to sell securitized transition bonds through a separate trust or other special purpose entity, and would use the proceeds to reduce stranded costs resulting from customer choice, including NUG contract buyout costs (see THE GPU ENERGY COMPANIES' SUPPLY PLAN), and to reduce capitalization. The timing and amount of any sale will depend upon Pennsylvania Public Utility Commission (PaPUC) approval of restructuring plans, resolution of legal challenges, and receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions. It is expected that similar legislation will be introduced in New Jersey to permit the sale of securitized transition bonds. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

       In February 1998, Penelec redeemed at maturity $30 million principal amount of FMBs. On May 1, 1998, JCP&L redeemed $10 million stated value of cumulative preferred stock pursuant to mandatory sinking fund provisions.

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

GPUI Group

       In January 1998, as a result of Victoria's cross-ownership restrictions, GPU Electric sold its 50% stake in Solaris for A$208 million (approximately U.S. $135.2 million) and a 10.36% stake in Allgas valued at A$14.6 million (approximately U.S. $9.5 million) at the date of sale. Approximately U.S. $52 million of the net sales proceeds were used to extinguish Solaris acquisition debt and approximately U.S. $60 million was used to reduce PowerNet acquisition debt. The balance of the proceeds was applied for other corporate purposes.

       In the first quarter of 1998, the GPUI Group reduced PowerNet and Midlands acquisition debt by $40 million and $189 million, respectively, from proceeds provided by the sale of GPU, Inc. common stock. The GPUI Group may further reduce Midlands and PowerNet acquisition debt with a portion of the proceeds from the proposed sale of the GPU Energy companies' fossil-fueled and hydroelectric generating facilities, which is expected to be completed in mid-1999. (see Managing the Transition section of COMPETITIVE ENVIRONMENT).

Capitalization
--------------

       On April 2, 1998, the GPU Board of Directors raised the quarterly common stock dividend by 3%. On an annualized basis, the dividend would be $2.06 per share.


                             COMPETITIVE ENVIRONMENT
                             -----------------------

Managing the Transition
-----------------------

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

       In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300

MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $288 million; Met-Ed $305 million; Penelec $546 million) at March 31, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group. In April 1998, GPU mailed Confidential Offering Memoranda to qualified buyers. One Memorandum covers 25 fossil-fueled and hydroelectric stations, support organizations and development sites and a second Memorandum is for the 1,884 MW coal-fired Homer City Station, which Penelec is selling together with its 50% joint owner, New York State Electric & Gas Corporation.

       The current schedule, which is subject to change, calls for initial non-binding bids due in June 1998, selection of a short list of bidders in July 1998 and final bid submission in October 1998. It is anticipated that definitive purchase agreements will be entered into in November 1998 and the divestiture completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. For the Homer City Station, initial, non-binding bids will be due in May, with the winning bidder expected to be announced by the end of July 1998.

       In  addition  to the  continued  operation  of the Oyster  Creek  Nuclear
Generating Station (Oyster Creek), JCP&L is exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. The GPU Energy companies have also entered into a confidentiality agreement with a potential purchaser of Three Mile Island Unit 1 (TMI-1). Unlike Oyster Creek, however, the early retirement of TMI-1 is not being considered because of its lower operating costs. In the event that TMI-1 is sold, there can be no assurance of full recovery of GPU's remaining investment.

Recent Regulatory Actions
-------------------------

Pennsylvania
------------

       In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, two-thirds to choose by January 1, 2000 and all retail consumers to do so by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see Note 1 of the Notes to Consolidated Financial Statements Competition and the Changing Regulatory Environment.

       The legislation provides utilities the opportunity to reduce their stranded costs through the issuance of transition bonds with maturities of up to 10 years. The sale proceeds could be used to buy out or buy down uneconomic NUG contracts, to reduce capitalization, or both. Principal and interest  payments  on the  bonds  would  be  paid by all  distribution  service customers through a nonbypassable intangible transition charge. Reduced financing costs associated with the sale of transition bonds would be used to provide rate reductions for all customers. In order to securitize stranded costs, each Pennsylvania utility is required to file with the PaPUC for a qualified rate order. Met-Ed and Penelec expect to file for such rate orders during 1999.

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

       In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. Highlights of these plans, as revised through January 1998, include:

- One-third of retail customers would be able to choose their electric suppliers beginning on January 1, 1999, two-thirds by January 1, 2000 and all retail customers by January 1, 2001.

- As required by the restructuring legislation, rates would be unbundled for generation, transmission and distribution charges.

- A competitive transition charge (CTC) would provide the opportunity to recover all of Met-Ed and Penelec's generation plant, regulatory assets and other non-NUG related transition and stranded costs within a seven-year time period beginning January 1, 1999.

- A "NUG Cost Rate" is being proposed to capture payments to NUGs in excess of amounts in current rates. This clause would provide for a full reconciliation of amounts paid to NUGs, and recovered from customers. This would ensure that customers do not overpay for these obligations, and it would also provide a vehicle for flowing through to customers the full benefits of any prospective reductions in NUG obligations that result from mitigation. At March 31, 1998, the deferred NUG balances for Met-Ed and Penelec were $12.6 million and $19.6 million, respectively, and are included in Other Regulatory Assets on the Consolidated Balance Sheets.

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

- Ongoing stranded cost mitigation efforts include the buyout and/or renegotiation of several above-market NUG agreements; the planned

- retirement of uneconomical generating units as well as the continuing evaluation of remaining generating facilities; and workforce reductions achieved primarily through voluntary retirement and severance programs.

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

      Numerous parties have intervened in these proceedings and are actively contesting various aspects of the filings, including the quantification of stranded costs and the fixing of the level of generation credits for customers who choose alternative suppliers. Evidentiary hearings have been concluded and briefs were filed in April.

      In May 1998, an ALJ issued Recommended Decisions in Met-Ed and Penelec's restructuring proceedings. Met-Ed and Penelec are continuing to analyze the ALJ's recommendations, which do not contain detailed schedules recommending proposed amounts of stranded cost disallowances, cost allocations or other rate matters. Accordingly, management is unable to assess the full implications of the Decisions at this time. The following, however, are the major elements of the ALJ's recommendations:

- The ALJ, while recommending no overall rate reductions, has recommended the adoption of lower unbundled transmission and distribution (T&D) rates than the companies requested, by reallocating certain T&D costs to generation.

- The ALJ rejected the proposed use of a NUG Cost Rate to recover payments to NUGs in excess of amounts in current rates. The ALJ has proposed a one-time determination of above-market NUG costs which would be recovered through a CTC over seven years (the recommended transition period), beginning January 1, 1999.

- The ALJ accepted Met-Ed and Penelec's proposed two stage ratemaking process for their fossil-fuel and hydro generation asset divestiture (See Managing the Transition) whereby the ultimate level of stranded costs and resulting CTC rates would be determined after the actual net divestiture proceeds are known. Interim CTC rates would be established based upon the level of stranded costs approved in stage one.

- The ALJ has endorsed a market line higher than that recommended by Met-Ed and Penelec.

- The ALJ rejected Met-Ed and Penelec's proposal to adopt a levelized generation credit (shopping credit) for customers who choose alternative suppliers. Instead, the ALJ recommended a shopping credit that rises over time consistent with the recommended market line determination.

- The ALJ approved Met-Ed and Penelec's NUG buyout costs, but rejected their request for rate cap exceptions.

- The ALJ accepted Met-Ed and Penelec's proposed level of funding for nuclear decommissioning costs which would be recovered through T&D rates.

- Met-Ed and Penelec will remain the provider of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier, but the ALJ has recommended a competitive bid process for provider of last resort customers.

      Met-Ed and Penelec intend to file exceptions to a number of the ALJ's recommendations by May 20, 1998. The PaPUC is scheduled to take nonbinding polls on June 4, 1998 on the Recommended Decisions and issue final orders on June 25, 1998.

      Based on preliminary review and analysis of the Recommended Decisions, management believes that if the PaPUC were to adopt the ALJ's recommendations in substantial part (in particular, the proposed reduction of T&D rates), it would have a material adverse effect on Met-Ed and Penelec's stranded cost recovery and future earnings, except to the extent offset by spending reductions. There can be no assurance as to the outcome of these proceedings.

      In December 1997, the PaPUC rejected PECO Energy Company's (PECO) restructuring settlement and approved an alternate plan for PECO based on its findings in that case. Among other things, the alternate plan accelerates the pace of retail competition in Pennsylvania and reduces the amount of PECO's recoverable stranded costs. PECO has appealed the PaPUC's decision. PECO took a pre-tax charge to 1997 income of $3.1 billion reflecting the effects of the PaPUC order. Met-Ed and Penelec believe that the PaPUC's decision in the PECO case was based on the specific facts and circumstances of that proceeding. Met-Ed and Penelec further believe that they have demonstrated in their restructuring proceedings ample evidence to distinguish sufficiently their cases from PECO's and that the PaPUC should not, therefore, apply its findings in the PECO case to their pending restructuring plans. If, however, the PaPUC were to apply these findings, it would have a material adverse impact on Met-Ed and Penelec's stranded cost recovery, restructuring proceedings and future earnings.

      In April 1998, PECO and other parties to PECO's restructuring proceeding, including Met-Ed and Penelec, filed a joint petition for settlement (Joint Petition) with the PaPUC. The Joint Petition represents a comprehensive settlement that resolves numerous issues on appeal by the parties to the settlement, including an agreement by Met-Ed, Penelec and PECO to withdraw from each others respective restructuring cases. Additionally, PECO has agreed not to participate when the PaPUC reviews Met-Ed and Penelec's sale of their generating facilities. The Joint Petition was tentatively approved by the PaPUC and the final vote is currently scheduled for May 14, 1998. There can be no assurance as to the outcome of this matter.

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

New Jersey
----------

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

      In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost, unbundled rate and restructuring filings. In December 1997, JCP&L submitted supplemental information with the NJBPU and parties to the restructuring proceeding regarding the proposed sale of its fossil-fuel and hydroelectric generating facilities (see Managing the Transition). Highlights of the plan include:

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

          -- a Market Energy and Capacity (MEC) Charge would be established on a monthly basis for a six-month period for electricity provided to customers who elect JCP&L as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. The MEC would be based upon competitively "bidding out" the discrepancy between projected needs and projected resources. JCP&L would true-up the MEC charges for sales differences against its actual cost to provide that power, plus interest. The true-up would be recovered from, or credited to, the customers who were customers during that period, based upon their usage during such period. The MEC would be established every six months.

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

- The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's Stipulation of Final Settlement (Final Settlement) approved by the NJBPU in 1997. The remaining reductions would be phased in over a two-year period beginning October 1, 1998, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of certain above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

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

      In a February 1998 order, the NJBPU substantially affirmed an ALJ ruling which required that rates be unbundled based on the 1992 cost of service levels which were the basis for JCP&L's last base rate case, but clarified that (1) JCP&L could update its 1992 cost of service study to reflect adjustments consistent with the NJBPU approved Final Settlement which, among other things, recognized certain increased expense levels and reductions to base rates and (2) all of the other updated post-1992 cost information that JCP&L had submitted in the proceeding should remain in the record, which the NJBPU will utilize after issuance of the ALJ's initial decision to establish a reasonable level of rates going forward.

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

      Hearings with respect to the stranded cost and unbundled rate filings are completed and pending before the ALJ. Discovery, evidentiary hearings and related proceedings with respect to the restructuring filing are continuing. Although, the NJBPU intends to complete its review and issue final decisions in time for retail competition to commence in October 1998, this would require enacting legislation which has not yet been introduced. Management believes it is unlikely that legislation could be enacted in time for retail competition to begin in 1998. There can be no assurance as to the outcome of these proceedings.

      JCP&L has received NJBPU approval for a one-year pilot program offering customers in Monroe Township, New Jersey, a choice of their electric energy supplier. The pilot program began in September 1997, and can be extended until the first phase of competition begins in October 1998. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

Other
-----

      In November 1997, the FERC issued an order to the Pennsylvania-New Jersey-Maryland (PJM) Power Pool which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective January 1, 1998. The implementation of a single-system rate is not expected to effect total transmission revenues. It would, however, increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory.

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

      Several  bills  have  been   introduced   in  Congress   providing  for  a
comprehensive restructuring of the electric utility industry. These bills propose, among other things, retail choice for all utility customers beginning as early as January 1999, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935 (PUHCA).

      The Clinton administration announced a Comprehensive Electricity Competition Plan which proposes, among other things, customer choice by January 1, 2003, stranded cost recovery, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The plan does, however, allow states to opt out of the mandate if they believe consumers would be better served by an alternative policy. The administration's plan has not yet been introduced in Congress.

Nonutility Generation Agreements
--------------------------------

      Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. While the GPU Energy companies thus far have been granted recovery of their NUG costs from customers by the PaPUC and NJBPU, there can be no assurance that they will continue to be able to recover these costs throughout the terms of the related agreements. As of March 31, 1998, facilities covered by these agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service.

      The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA. They are also attempting to renegotiate, and in some cases buy out, existing high cost long-term NUG agreements (see THE GPU ENERGY COMPANIES' SUPPLY PLAN).


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

      In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provides for the recovery of costs associated with the buyout of the Freehold Cogeneration project. The Final Settlement provides for recovery through the LEAC of: (1) buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement. The Freehold cost recovery was granted on an interim basis subject to refund, pending further review by the NJBPU, before which the matter is pending.

      In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. The PaPUC is considering Met-Ed and Penelec's requests for approval of these agreements as part of their pending restructuring proceedings.


                               ACCOUNTING MATTERS
                               ------------------

      Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In 1997, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) met to discuss these issues and concluded that utilities are no longer subject to FAS 71, for the generation portion of their business, as soon as they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

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

                                                      PART II

ITEM 1 -          LEGAL PROCEEDINGS
                  -----------------

                  Information concerning the current status of certain legal proceedings instituted against GPU, Inc. and the GPU Energy companies discussed in Part I of this report in Combined Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.


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

                      (27)      Financial Data Schedules

                               A - GPU, Inc. and Subsidiary Companies
                               B - JCP&L
                               C - Met-Ed
                               D - Penelec

                  (b) Reports on Form 8-K:

                      None.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       GPU, INC.



May 14, 1998                     By:    /s/ J. G. Graham
                                       -----------------
                                       J. G. Graham, Senior Vice President
                                       (Chief Financial Officer)



May 14, 1998                     By:    /s/ F. A. Donofrio
                                       -------------------
                                       F. A. Donofrio, Vice President
                                       and Comptroller
                                       (Chief Accounting Officer)



                                       JERSEY CENTRAL POWER & LIGHT COMPANY
                                       METROPOLITAN EDISON COMPANY
                                       PENNSYLVANIA ELECTRIC COMPANY



May 14, 1998                     By:   /s/ D. Baldassari
                                       -----------------
                                       D. Baldassari, President


May 14, 1998                     By:    /s/ D. W. Myers
                                       ----------------
                                       D. W. Myers, Vice President -
                                       Finance and Rates &Comptroller
                                       (Principal Accounting Officer)