Form 10-Q
period 1998-06-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1998-08-14
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               --------------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       ----------------------------            ------------------

1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 455-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      The number of shares outstanding of each of the issuer's classes of voting stock, as of July 29, 1998, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
----------                           -----                         -----------

GPU, Inc.                            Common Stock, $2.50 par value 127,927,087
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                  June 30, 1998

                                Table of Contents
                                -----------------

                                                                            Page
PART I - Financial Information

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                 3
            Statements of Income                                           5
            Statements of Cash Flows                                       6

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                 7
            Statements of Income                                           9
            Statements of Cash Flows                                      10

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                11
            Statements of Income                                          13
            Statements of Cash Flows                                      14

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                15
            Statements of Income                                          17
            Statements of Cash Flows                                      18

      Combined Notes to Consolidated Financial Statements                 19

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                        52

PART II - Other Information                                               77

Signatures                                                                80

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


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                         -----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         ------------     --------
                                                          (Unaudited)
ASSETS
Utility Plant:
  In service, at original cost                           $10,782,924      $11,150,677
  Less, accumulated depreciation                           4,260,228        4,050,165
                                                          ----------       ----------
    Net utility plant in service                           6,522,696        7,100,512
  Construction work in progress                              251,272          250,050
  Other, net                                                 160,291          159,009
                                                          ----------       ----------
       Net utility plant                                   6,934,259        7,509,571
                                                          ----------       ----------

Other Property and Investments:
  GPUI Group equity investments (Note 4)                     650,970          596,679
  Goodwill, net                                              549,206          581,364
  Nuclear decommissioning trusts, at market (Note 1)         654,812          579,673
  Nuclear fuel disposal trust, at market                     112,418          108,652
  Other, net                                                 140,255          252,335
                                                          ----------       ----------
       Total other property and investments                2,107,661        2,118,703
                                                          ----------       ----------

Current Assets:
  Cash and temporary cash investments                        122,835           85,099
  Special deposits                                            21,261           27,093
  Accounts receivable:
    Customers, net                                           273,482          290,247
    Other                                                    103,184          104,441
  Unbilled revenues                                          154,564          147,162
  Materials and supplies, at average cost or less:
    Construction and maintenance                             158,790          187,799
    Fuel                                                      38,231           40,424
  Investment held for sale                                       -            106,317
  Deferred income taxes                                       76,672           83,962
  Prepayments                                                188,167           55,613
  Other                                                          -              1,023
                                                          ----------       ----------
       Total current assets                                1,137,186        1,129,180
                                                          ----------       ----------

Deferred Debits and Other Assets:
  Competitive transition charge (Note 1 & 2)               1,909,360              -
  Other regulatory assets, net (Note 1)                    1,599,207        1,547,478
  Deferred income taxes                                    1,573,731          383,169
  Other                                                      183,292          134,833
                                                          ----------       ----------
       Total deferred debits and other assets              5,265,590        2,065,480
                                                          ----------       ----------







       Total Assets                                      $15,444,696      $12,822,934
                                                          ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                              3



                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         ------------     --------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                           $   331,958      $   314,458
  Capital surplus                                          1,008,574          755,040
  Retained earnings                                        1,947,585        2,140,712
  Accumulated other comprehensive income/(loss)(Note 6)      (35,375)         (29,296)
                                                          ----------       ----------
    Total                                                  3,252,742        3,180,914
  Less, reacquired common stock, at cost                      79,856           80,984
                                                          ----------       ----------
    Total common stockholders' equity                      3,172,886        3,099,930
  Cumulative preferred stock:
    With mandatory redemption                                 86,500           91,500
    Without mandatory redemption                              66,478           66,478
  Subsidiary-obligated mandatorily
    redeemable preferred securities                          330,000          330,000
  Long-term debt                                           4,041,386        4,325,972
                                                          ----------       ----------
       Total capitalization                                7,697,250        7,913,880
                                                          ----------       ----------



Current Liabilities:
  Securities due within one year                             353,171          631,934
  Notes payable                                              487,160          353,214
  Obligations under capital leases                           140,810          138,919
  Accounts payable                                           357,436          413,791
  Taxes accrued                                               81,281           48,304
  Interest accrued                                            64,835           83,947
  Deferred energy credits                                     15,254           25,645
  Other                                                      356,684          325,681
                                                          ----------       ----------
       Total current liabilities                           1,856,631        2,021,435
                                                          ----------       ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                    2,527,314        1,566,131
  Unamortized investment tax credits                         118,360          123,162
  Three Mile Island Unit 2 future costs                      458,919          448,808
  Nonutility generation contract loss liability            1,810,350              -
  Other                                                      975,872          749,518
                                                          ----------       ----------
       Total deferred credits and other liabilities        5,890,815        2,887,619
                                                          ----------       ----------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization              $15,444,696      $12,822,934
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






                       GPU, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                       (Except Per Share Data)
                                           ---------------------------------------------
                                                 Three Months              Six Months
                                                Ended June 30,     `      Ended June 30,
                                                --------------     -      --------------
                                                1998        1997        1998       1997
                                                ----        ----        ----       ----

Operating Revenues                          $1,015,087  $  942,783  $2,058,196 $1,993,795
                                             ---------   ---------   ---------  ---------

Operating Expenses:
  Fuel                                         100,353      91,412     197,053    190,026
  Power purchased and interchanged             253,470     238,107     519,215    488,819
  Deferral of energy costs, net                 (9,310)        478     (11,330)     6,729
  Other operation and maintenance              262,845     248,441     501,228    453,840
  Depreciation and amortization                134,868     115,058     262,016    230,256
  Taxes, other than income taxes                57,239      81,746     114,758    176,403
                                             ---------   ---------   ---------  ---------
     Total operating expenses                  799,465     775,242   1,582,940  1,546,073
                                             ---------   ---------   ---------  ---------

Operating Income Before Income Taxes           215,622     167,541     475,256    447,722
  Income taxes                                  50,316      34,732     116,609    118,655
                                             ---------   ---------   ---------  ---------
Operating Income                               165,306     132,809     358,647    329,067
                                             ---------   ---------   ---------  ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                   229         313         549        661
  Equity in undistributed earnings
    of affiliates, net (Note 4)                 13,193      20,087      30,844     52,314
  Other income/(expense), net                   (3,650)        518      40,912      6,231
  Income taxes                                     711      (6,054)    (18,720)   (11,497)
                                             ---------   ---------   ---------- ---------
     Total other income and deductions          10,483      14,864      53,585     47,709
                                             ---------   ---------   ---------- ---------

Income Before Interest Charges
  and Preferred Dividends                      175,789     147,673     412,232    376,776
                                             ---------   ---------   ---------  ---------

Interest Charges and Preferred Dividends:
  Interest on long-term debt                    77,882      56,526     161,934    113,635
  Other interest                                 8,859      11,294      17,843     18,639
  Allowance for borrowed funds used
    during construction                         (1,276)     (1,258)     (2,347)    (2,443)
  Dividends on subsidiary-obligated mandatorily
    redeemable preferred securities              7,222       7,222      14,444     14,444
  Preferred stock dividends of subsidiaries      2,917       3,174       5,892      6,601
                                             ---------   ---------   ---------  ---------
     Total interest charges and
       preferred dividends                      95,604      76,958     197,766    150,876
                                             ---------   ---------   ---------  ---------

Minority interest net income                       248         466         749        613
                                             ---------   ---------   ---------  ---------

Income Before Extraordinary Item                79,937      70,249     213,717    225,287
Extraordinary item (net of income tax
  benefit of $195,090)(Note 2)                (275,110)        -      (275,110)       -
                                             ---------   ---------   ---------  -------
Net Income/(Loss)                           $ (195,173) $   70,249  $  (61,393)$  225,287
                                             =========   =========   =========  =========

Basic - Earnings Per Avg. Common Share
  Before Extraordinary Item                 $     0.62  $     0.58  $     1.69 $     1.87
Extraordinary Item                               (2.16)        -         (2.16)       -
                                             ---------   ---------   ---------  -------
Basic - Earnings Per Avg. Common Share      $    (1.54) $     0.58  $    (0.47)$     1.87
                                             =========   =========   =========  =========
        Avg. Common Shares Outstanding         127,892     120,690     126,218    120,660
                                             =========   =========   =========  =========

Diluted - Earnings Per Avg. Common Share
  Before Extraordinary Item                 $     0.62  $     0.58  $     1.69 $     1.86
Extraordinary Item                               (2.16)        -         (2.16)       -
                                             ---------   ---------   ---------  -------
Diluted - Earnings Per Avg. Common Share    $    (1.54) $     0.58  $    (0.47)$     1.86
                                             =========   =========   =========  =========
        Avg. Common Shares Outstanding         128,162     120,972     126,493    120,934
                                             =========   =========   =========  =========

Cash Dividends Paid Per Share               $     .515  $     .500  $    1.015 $     .985
                                             =========   =========   =========  =========


The accompanying notes are an integral part of the consolidated financial statements.



                                              5

                          GPU, INC. AND SUBSIDIARY COMPANIES

                         Consolidated Statements of Cash Flows
                         -------------------------------------
                                      (Unaudited)
                                                             In Thousands
                                                         ----------------------
                                                              Six Months
                                                            Ended June 30,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income/(loss)                                     $ (61,393)   $ 225,287
  Extraordinary item (net of income tax
    benefit of $195,090)                                  275,110          -
                                                         --------     ------
  Income before extraordinary item                        213,717      225,287
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         282,400      239,640
    Amortization of property under capital leases          26,838       27,642
    Gain on sale of investments                           (38,812)         -
    Equity in undistributed (earnings)/losses
      of affiliates, net of distributions received        (26,911)     (40,846)
    Nuclear outage maintenance costs, net                  11,149       13,499
    Deferred income taxes and investment tax
      credits, net                                        (53,316)       5,188
    Deferred energy and capacity costs, net               (10,403)       6,729
    Accretion income                                       (4,920)      (5,380)
    Allowance for other funds used
      during construction                                    (549)        (661)
  Changes in working capital:
    Receivables                                            17,310      (29,830)
    Materials and supplies                                  8,709       (7,866)
    Special deposits and prepayments                     (127,685)    (110,456)
    Payables and accrued liabilities                      (43,264)     (20,682)
  Nonutility generation contract buyout costs             (20,417)     (46,550)
  Other, net                                               23,592      (14,602)
                                                         --------     --------
      Net cash provided by operating activities           257,438      241,112
                                                         --------     --------

Investing Activities:
  Capital expenditures:
    GPU Energy companies                                 (163,403)    (158,462)
    GPUI Group                                            (39,387)     (87,213)
  Proceeds from sale of investments                       146,700          -
  Contributions to decommissioning trusts                 (24,239)     (20,601)
  Other, net                                                2,431       25,265
                                                         --------     --------
      Net cash used for investing activities              (77,898)    (241,011)
                                                         --------     --------

Financing Activities:
  Issuance of long-term debt                                  -        114,271
  Increase in notes payable, net                          133,946      168,206
  Retirement of long-term debt                           (375,496)    (103,129)
  Capital lease principal payments                        (25,426)     (26,587)
  Issuance of common stock                                269,448          -
  Redemption of preferred stock of subsidiaries           (15,000)     (20,000)
  Dividends paid on common stock                         (126,274)    (118,828)
                                                         --------     --------
      Net cash provided/(required) by
        financing activities                             (138,802)      13,933
                                                         --------     --------

Effect of exchange rate changes on cash                    (3,002)        (710)
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                   37,736       13,324
Cash and temporary cash investments, beginning of year     85,099       31,604
                                                         --------     --------
Cash and temporary cash investments, end of period      $ 122,835    $  44,928
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $ 188,293    $ 151,079
                                                         ========     ========
  Income taxes paid                                     $ 160,974    $ 112,718
                                                         ========     ========
  New capital lease obligations incurred                $  28,910    $  30,123
                                                         ========     ========
  Common stock dividends declared but not paid          $  65,874    $  60,361
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                         ----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         -------------    --------
                                                          (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $4,638,568       $4,671,568
  Less, accumulated depreciation                          2,115,382        2,007,427
                                                          ---------        ---------
    Net utility plant in service                          2,523,186        2,664,141
  Construction work in progress                             112,191          124,887
  Other, net                                                106,739           92,654
                                                          ---------        ---------
       Net utility plant                                  2,742,116        2,881,682
                                                          ---------        ---------


Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)        385,992          343,434
  Nuclear fuel disposal trust, at market                    112,418          108,652
  Other, net                                                  8,937            8,951
                                                          ---------        ---------
       Total other property and investments                 507,347          461,037
                                                          ---------        ---------


Current Assets:
  Cash and temporary cash investments                         8,741            2,994
  Special deposits                                            5,997            6,778
  Accounts receivable:
    Customers, net                                          142,928          153,753
    Other                                                    27,245           18,225
  Unbilled revenues                                          72,247           59,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                             82,753           90,037
    Fuel                                                     15,137           14,260
  Deferred income taxes                                      24,168           27,536
  Prepayments                                               122,384           14,468
                                                          ---------        ---------
       Total current assets                                 501,600          387,738
                                                          ---------        ---------


Deferred Debits and Other Assets:
  Other regulatory assets, net (Note 1)                     798,156          736,476
  Deferred income taxes                                     172,778          154,708
  Other                                                      24,324           19,909
                                                          ---------        ---------
       Total deferred debits and other assets               995,258          911,093
                                                          ---------        ---------







       Total Assets                                      $4,746,321       $4,641,550
                                                          =========        =========

The accompanying notes are an integral part of the consolidated financial statements.


                                           7



               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                              1998            1997
                                                         --------------   --------
                                                           (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                           $  153,713       $  153,713
  Capital surplus                                           510,769          510,769
  Retained earnings                                         938,437          875,639
                                                          ---------        ---------
    Total common stockholder's equity                     1,602,919        1,540,121
  Cumulative preferred stock:
    With mandatory redemption                                86,500           91,500
    Without mandatory redemption                             37,741           37,741
  Company-obligated mandatorily
    redeemable preferred securities                         125,000          125,000
  Long-term debt                                          1,173,424        1,173,304
                                                          ---------        ---------
       Total capitalization                               3,025,584        2,967,666
                                                          ---------        ---------



Current Liabilities:
  Securities due within one year                              2,511           12,511
  Notes payable                                             167,016          115,254
  Obligations under capital leases                           93,505           79,419
  Accounts payable:
    Affiliates                                               15,556           27,167
    Other                                                   110,403          113,822
  Taxes accrued                                               6,285            3,966
  Deferred energy credits                                    15,254           25,645
  Interest accrued                                           26,596           26,021
  Other                                                     105,115           76,529
                                                          ---------        ---------
       Total current liabilities                            542,241          480,334
                                                          ---------        ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                     647,728          644,562
  Unamortized investment tax credits                         52,075           54,675
  Nuclear fuel disposal fee                                 137,915          134,326
  Three Mile Island Unit 2 future costs                     114,755          112,227
  Other                                                     226,023          247,760
                                                          ---------        ---------
       Total deferred credits and other liabilities       1,178,496        1,193,550
                                                          ---------        ---------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization              $4,746,321       $4,641,550
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







                  JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                              --------------------------------------------
                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                                  1998       1997        1998       1997

Operating Revenues                             $ 478,894  $ 478,226  $  951,228  $ 988,669
                                                --------   --------   ---------   --------

Operating Expenses:
  Fuel                                            23,084     21,781      42,744     46,070
  Power purchased and interchanged:
    Affiliates                                    11,953      2,839      15,068      7,206
    Others                                       155,025    138,162     308,705    279,106
  Deferral of energy and capacity costs, net      (9,310)       478     (11,330)     6,729
  Other operation and maintenance                113,030    114,472     213,760    216,277
  Depreciation and amortization                   68,685     59,428     131,679    121,238
  Taxes, other than income taxes                  23,677     53,668      47,534    112,828
                                                --------   --------   ---------   --------
     Total operating expenses                    386,144    390,828     748,160    789,454
                                                --------   --------   ---------   --------

Operating Income Before Income Taxes              92,750     87,398     203,068    199,215
  Income taxes                                    26,875     16,747      59,351     46,092
                                                --------   --------   ---------   --------
Operating Income                                  65,875     70,651     143,717    153,123
                                                --------   --------   ---------   --------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     193        136         468        267
  Other income/(expense), net                      2,653     (3,310)      4,918        147
  Income taxes                                    (1,289)    (2,418)     (2,342)    (2,827)
                                                --------   --------   ---------   --------
     Total other income and deductions             1,557     (5,592)      3,044     (2,413)
                                                --------   --------   ---------   --------

Income Before Interest Charges and
  Dividends on Preferred Securities               67,432     65,059     146,761    150,710
                                                --------   --------   ---------   --------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                      21,849     22,577      43,641     45,345
  Other interest                                   3,058      5,167       5,587      7,658
  Allowance for borrowed funds used
    during construction                             (435)      (601)       (918)    (1,204)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                2,675      2,675       5,350      5,350
                                                --------   --------   ---------   --------
     Total interest charges and dividends
       on preferred securities                    27,147     29,818      53,660     57,149
                                                --------   --------   ---------   --------

Net Income                                        40,285     35,241      93,101     93,561
  Preferred stock dividends                        2,565      2,879       5,303      6,041
                                                --------   --------   ---------   --------
Earnings Available for Common Stock            $  37,720  $  32,362  $   87,798  $  87,520
                                                ========   ========   =========   ========





The accompanying notes are an integral part of the consolidated financial statements.



              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                         Consolidated Statements of Cash Flows
                         -------------------------------------
                                      (Unaudited)


                                                              In Thousands
                                                         ----------------------
                                                              Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income                                            $  93,101    $  93,561
  Adjustments to reconcile income to cash provided:
     Depreciation and amortization                        143,726      127,837
     Amortization of property under capital leases         14,771       15,294
     Nuclear outage maintenance costs, net                  6,602        9,487
     Deferred income taxes and investment tax
       credits, net                                       (29,294)      (6,224)
     Deferred energy and capacity costs, net              (10,403)       6,729
     Accretion income                                      (4,920)      (5,380)
     Allowance for other funds used
       during construction                                   (468)        (267)
     Changes in working capital:
     Receivables                                          (10,754)      (7,813)
     Materials and supplies                                 6,407        1,329
     Special deposits and prepayments                    (107,136)    (102,194)
     Payables and accrued liabilities                      11,051      (33,305)
  Nonutility generation contract buyout costs             (15,000)     (30,500)
  Other, net                                               18,135        4,777
                                                         --------     --------
       Net cash provided by operating activities          115,818       73,331
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (84,117)     (78,509)
  Contributions to decommissioning trusts                 (13,547)      (9,016)
  Other, net                                               (3,850)      (5,659)
                                                         --------     --------
       Net cash used for investing activities            (101,514)     (93,184)
                                                         --------     --------

Financing Activities:
  Increase in notes payable, net                           51,762      161,493
  Retirement of long-term debt                                -        (54,191)
  Capital lease principal payments                        (14,811)     (13,705)
  Redemption of preferred stock                           (15,000)     (20,000)
  Dividends paid on common stock                          (25,000)     (40,000)
  Dividends paid on preferred stock                        (5,508)      (6,324)
                                                         --------     --------
       Net cash provided/(required)
         by financing activities                           (8,557)      27,273
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                    5,747        7,420
Cash and temporary cash investments, beginning of year      2,994        1,321
                                                         --------     --------
Cash and temporary cash investments, end of period      $   8,741    $   8,741
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  57,725    $  64,008
                                                         ========     ========
  Income taxes paid                                     $  97,162    $  63,634
                                                         ========     ========
  New capital lease obligations incurred                $  28,852    $   8,187
                                                         ========     ========





The accompanying notes are an integral part of the consolidated financial statements.


                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                         ----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         -------------    --------
                                                          (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $2,212,765       $2,411,810
  Less, accumulated depreciation                            966,200          919,771
                                                          ---------        ---------
    Net utility plant in service                          1,246,565        1,492,039
  Construction work in progress                              50,000           45,435
  Other, net                                                 31,416           39,056
                                                          ---------        ---------
       Net utility plant                                  1,327,981        1,576,530
                                                          ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)        192,145          168,110
  Other, net                                                 11,977           11,958
                                                          ---------        ---------
       Total other property and investments                 204,122          180,068
                                                          ---------        ---------

Current Assets:
  Cash and temporary cash investments                         2,856            6,116
  Special deposits                                            1,030            1,055
  Accounts receivable:
    Customers, net                                           55,646           65,156
    Other                                                    21,331           29,399
  Unbilled revenues                                          45,837           39,747
  Materials and supplies, at average cost or less:
    Construction and maintenance                             23,877           38,597
    Fuel                                                      7,225           11,323
  Deferred income taxes                                       2,945            2,945
  Prepayments                                                23,277            6,762
                                                          ---------        ---------
       Total current assets                                 184,024          201,100
                                                          ---------        ---------

Deferred Debits and Other Assets:
  Competitive transition charge (Note 1 & 2)              1,024,970              -
  Other regulatory assets, net (Note 1)                     291,291          450,687
  Deferred income taxes                                     579,156           87,332
  Other                                                      28,047           14,069
                                                          ---------        ---------
       Total deferred debits and other assets             1,923,464          552,088
                                                          ---------        ---------








       Total Assets                                      $3,639,591       $2,509,786
                                                          =========        =========



The accompanying notes are an integral part of the consolidated financial statements.





                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         ----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         -------------    --------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                           $   66,273       $   66,273
  Capital surplus                                           370,200          370,200
  Retained earnings                                          84,390          268,634
  Accumulated other comprehensive income (Note 6)            14,316           12,487
                                                          ---------        ---------
    Total common stockholder's equity                       535,179          717,594
  Cumulative preferred stock                                 12,056           12,056
  Company-obligated mandatorily
    redeemable preferred securities                         100,000          100,000
  Long-term debt                                            576,926          576,924
                                                          ---------        ---------
       Total capitalization                               1,224,161        1,406,574
                                                          ---------        ---------



Current Liabilities:
  Securities due within one year                                 22               22
  Notes payable                                              76,826           67,279
  Obligations under capital leases                           30,731           38,372
  Accounts payable:
    Affiliates                                               49,216           62,873
    Other                                                    96,623           95,589
  Taxes accrued                                              10,587           21,455
  Interest accrued                                           16,946           15,903
  Other                                                      38,805           33,351
                                                          ---------        ---------
       Total current liabilities                            319,756          334,844
                                                          ---------        ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                     765,945          412,692
  Three Mile Island Unit 2 future costs                     229,409          224,354
  Unamortized investment tax credits                         28,132           29,134
  Nuclear fuel disposal fee                                  31,154           30,343
  Nonutility generation contract loss liability             792,830              -
  Other                                                     248,204           71,845
                                                          ---------        ---------
       Total deferred credits and other liabilities       2,095,674          768,368
                                                          ---------        ---------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization              $3,639,591       $2,509,786
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




                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                               ----------------------------------------------
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                   --------------         --------------
                                                   1998      1997         1998        1997
                                                   ----      ----         ----        ----

Operating Revenues                             $ 226,030  $ 208,554   $  460,778  $  463,814
                                                --------   --------    ---------   ---------

Operating Expenses:
  Fuel                                            26,172     22,037       52,243      46,526
  Power purchased and interchanged:
    Affiliates                                     3,565      2,610        5,418       6,957
    Others                                        45,598     49,560      100,483     105,200
  Other operation and maintenance                 55,032     57,376      107,285     103,032
  Depreciation and amortization                   26,455     26,098       52,718      51,931
  Taxes, other than income taxes                  15,504     13,054       31,053      29,754
                                                --------   --------    ---------   ---------
     Total operating expenses                    172,326    170,735      349,200     343,400
                                                --------   --------    ---------   ---------

Operating Income Before Income Taxes              53,704     37,819      111,578     120,414
  Income taxes                                    15,344      9,516       32,906      37,998
                                                --------   --------    ---------   ---------
Operating Income                                  38,360     28,303       78,672      82,416
                                                --------   --------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                      36        122           81         301
  Other income/(expense), net                     (9,665)     1,761       (9,381)      2,104
  Income taxes                                     4,254       (897)       3,766        (922)
                                                --------   --------    ---------   ---------
     Total other income and deductions            (5,375)       986       (5,534)      1,483
                                                --------   --------    ---------   ---------

Income Before Interest Charges and
  Dividends on Preferred Securities               32,985     29,289       73,138      83,899
                                                --------   --------    ---------   ---------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                      10,624     11,040       21,247      22,294
  Other interest                                   1,800      1,960        4,553       3,628
  Allowance for borrowed funds used
    during construction                             (237)      (164)        (440)       (411)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                2,250      2,250        4,500       4,500
                                                --------   --------    ---------   ---------
     Total interest charges and dividends
       on preferred securities                    14,437     15,086       29,860      30,011
                                                --------   --------    ---------   ---------

Income Before Extraordinary Item                  18,548     14,203       43,278      53,888
Extraordinary item (net of income tax
  benefit of $132,810) (Note 2)                 (187,280)       -       (187,280)        -
                                                --------   --------    ---------   -------

Net Income/(Loss)                               (168,732)    14,203     (144,002)     53,888
  Preferred stock dividends                          121        121          242         242
                                                --------   --------    ---------   ---------
Earnings/(Loss) Available for Common Stock     $(168,853) $  14,082   $ (144,244) $   53,646
                                                ========   ========    =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                                             13

                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                         Consolidated Statements of Cash Flows
                         -------------------------------------
                                      (Unaudited)

                                                              In Thousands
                                                         ----------------------
                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income/(loss)                                     $(144,002)   $  53,888
   Extraordinary item (net of income tax
    benefit of $132,810)                                  187,280          -
                                                         --------       ------
  Income before extraordinary item                         43,278       53,888
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          58,232       56,400
    Amortization of property under capital leases           7,294        7,276
    Nuclear outage maintenance costs, net                   3,029        2,673
    Deferred income taxes and investment tax
      credits, net                                        (10,824)      10,244
    Allowance for other funds used
      during construction                                     (81)        (301)
  Changes in working capital:
    Receivables                                            11,488      (17,024)
    Materials and supplies                                  3,676       (1,973)
    Special deposits and prepayments                      (16,490)     (10,139)
    Payables and accrued liabilities                      (34,367)      10,795
  Nonutility generation contract buyout costs              (5,417)     (11,050)
  Other, net                                               11,153      (20,393)
                                                         --------     --------
     Net cash provided by operating activities             70,971       80,396
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (29,206)     (36,630)
  Contributions to decommissioning trusts                  (8,060)      (8,877)
  Other, net                                                   56          (23)
                                                         --------     --------
     Net cash used for investing activities               (37,210)     (45,530)
                                                         --------     --------

Financing Activities:
  Issuance of long-term debt                                  -         13,577
  Increase in notes payable, net                            9,547        8,883
  Retirement of long-term debt                                -        (20,000)
  Capital lease principal payments                         (6,326)      (7,632)
  Dividends paid on common stock                          (40,000)     (25,000)
  Dividends paid on preferred stock                          (242)        (357)
                                                         --------     --------
     Net cash required by
       financing activities                               (37,021)     (30,529)
                                                         ---------    --------

Net increase/(decrease) in cash and temporary
  cash investments from above activities                   (3,260)       4,337
Cash and temporary cash investments, beginning of year      6,116        1,901
                                                         --------     --------
Cash and temporary cash investments, end of period      $   2,856    $   6,238
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  28,884    $  30,032
                                                         ========     ========
  Income taxes paid                                     $  38,428    $  30,349
                                                         ========     ========
  New capital lease obligations incurred                $      39    $  14,613
                                                         ========     ========




The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                              1998            1997
                                                         -------------    -----------
                                                          (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                           $2,731,674       $2,812,720
  Less, accumulated depreciation                          1,133,790        1,091,965
                                                          ---------        ---------
    Net utility plant in service                          1,597,884        1,720,755
  Construction work in progress                              74,250           69,089
  Other, net                                                 21,632           26,110
                                                          ---------        ---------
       Net utility plant                                  1,693,766        1,815,954
                                                          ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)         76,675           68,129
  Other, net                                                  7,061            7,071
                                                          ---------        ---------
       Total other property and investments                  83,736           75,200
                                                          ---------        ---------

Current Assets:
  Cash and temporary cash investments                           -                -
  Special deposits                                            2,508            2,449
  Accounts receivable:
    Customers, net                                           72,980           71,338
    Other                                                    33,316           21,051
  Unbilled revenues                                          36,480           47,728
  Materials and supplies, at average cost or less:
    Construction and maintenance                             40,722           47,853
    Fuel                                                     15,869           14,841
  Deferred income taxes                                       7,589            7,589
  Prepayments                                                46,619           29,856
                                                          ---------        ---------
       Total current assets                                 256,083          242,705
                                                          ---------        ---------

Deferred Debits and Other Assets:
  Competitive transition charge (Note 1 & 2)                884,390              -
  Other regulatory assets, net (Note 1)                     509,760          360,315
  Deferred income taxes                                     725,913           55,698
  Other                                                      46,997           13,118
                                                          ---------        ---------
       Total deferred debits and other assets             2,167,060          429,131
                                                          ---------        ---------








       Total Assets                                      $4,200,645       $2,562,990
                                                          =========        =========



The accompanying notes are an integral part of the consolidated financial statements.





                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         ----------------------------
                                                           June 30,       December 31,
                                                             1998             1997
                                                         -------------    --------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                           $  105,812       $  105,812
  Capital surplus                                           285,486          285,486
  Retained earnings                                         336,927          393,708
  Accumulated other comprehensive income (Note 6)             7,247            6,332
                                                          ---------        ---------
    Total common stockholder's equity                       735,472          791,338
  Cumulative preferred stock                                 16,681           16,681
  Company-obligated mandatorily
    redeemable preferred securities                         105,000          105,000
  Long-term debt                                            626,444          676,444
                                                          ---------        ---------
       Total capitalization                               1,483,597        1,589,463
                                                          ---------        ---------



Current Liabilities:
  Securities due within one year                             50,011           30,011
  Notes payable                                             108,818           77,581
  Obligations under capital leases                           16,070           19,939
  Accounts payable:
    Affiliates                                               37,214           24,811
    Other                                                    48,081           62,483
  Taxes accrued                                              12,480           15,966
  Interest accrued                                           19,836           20,902
  Other                                                      32,720           19,654
                                                          ---------        ---------
       Total current liabilities                            325,230          271,347
                                                          ---------        ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                   1,091,758          478,182
  Three Mile Island Unit 2 future costs                     114,755          112,227
  Unamortized investment tax credits                         38,153           39,353
  Nuclear fuel disposal fee                                  15,577           15,172
  Nonutility generation contract loss liability           1,017,520              -
  Other                                                     114,055           57,246
                                                          ---------        ---------
       Total deferred credits and other liabilities       2,391,818          702,180
                                                          ---------        ---------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization              $4,200,645       $2,562,990
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





                    PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                              ---------------------------------------------
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                   --------------         --------------
                                                   1998      1997        1998        1997

Operating Revenues                             $ 250,355  $ 247,862  $  514,010  $  537,615
                                                --------   --------   ---------   ---------

Operating Expenses:
  Fuel                                            42,667     42,993      85,101      89,216
  Power purchased and interchanged:
    Affiliates                                       909        422       1,153       2,074
    Others                                        50,098     50,385     104,812     104,513
  Other operation and maintenance                 65,080     64,447     125,113     118,335
  Depreciation and amortization                   27,740     27,705      53,384      53,401
  Taxes, other than income taxes                  18,058     15,024      36,021      33,821
                                                --------   --------   ---------   ---------
     Total operating expenses                    204,552    200,976     405,584     401,360
                                                --------   --------   ---------   ---------

Operating Income Before Income Taxes              45,803     46,886     108,426     136,255
  Income taxes                                    11,217     12,631      31,020      43,144
                                                --------   --------   ---------   ---------
Operating Income                                  34,586     34,255      77,406      93,111
                                                --------   --------   ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     -           55         -            93
  Other income, net                                1,654      1,110       1,733       1,255
  Income taxes                                      (719)      (427)       (705)       (496)
                                                --------   --------   ---------   ---------
     Total other income and deductions               935        738       1,028         852
                                                --------   --------   ---------   ---------

Income Before Interest Charges and
  Dividends on Preferred Securities               35,521     34,993      78,434      93,963
                                                --------   --------   ---------   ---------

Interest Charges and Dividends
  on Preferred Securities:
  Interest on long-term debt                      11,862     12,104      23,974      24,219
  Other interest                                   2,215      2,244       4,459       4,243
  Allowance for borrowed funds used
    during construction                             (604)      (493)       (989)       (828)
  Dividends on company-obligated mandatorily
    redeemable preferred securities                2,297      2,297       4,594       4,594
                                                --------   --------   ---------   ---------
     Total interest charges and dividends
       on preferred securities                    15,770     16,152      32,038      32,228
                                                --------   --------   ---------   ---------

Income Before Extraordinary Item                  19,751     18,841      46,396      61,735
Extraordinary item (net of income tax
  benefit of $62,280) (Note 2)                   (87,830)       -       (87,830)        -
                                                --------   --------   ---------   -------

Net Income/(Loss)                                (68,079)    18,841     (41,434)     61,735
  Preferred stock dividends                          231        174         347         318
                                                --------   --------   ---------   ---------
Earnings/(Loss) Available for Common Stock     $ (68,310) $  18,667  $  (41,781) $   61,417
                                                =========  ========   ==========  =========


The accompanying notes are an integral part of the consolidated financial statements.



                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Cash Flows
                        -------------------------------------
                                     (Unaudited)


                                                               In Thousands
                                                         ----------------------
                                                               Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income/(loss)                                     $ (41,434)   $  61,735
  Extraordinary item (net of income tax
    benefit of $62,280)                                    87,830          -
                                                         --------     ------
  Income before extraordinary item                         46,396       61,735
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          53,814       49,396
    Amortization of property under capital leases           4,088        4,079
    Nuclear outage maintenance costs, net                   1,518        1,339
    Deferred income taxes and investment tax
      credits, net                                           (969)       1,711
    Allowance for other funds used
      during construction                                     -            (93)
  Changes in working capital:
    Receivables                                            (2,709)     (19,707)
    Materials and supplies                                 (1,472)      (7,222)
    Special deposits and prepayments                      (16,822)      (2,530)
    Payables and accrued liabilities                       (6,426)       5,290
  Nonutility generation contract buyout costs                 -         (5,000)
  Other, net                                              (10,337)      (7,867)
                                                         --------     --------
     Net cash provided by operating activities             67,081       81,131
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (46,735)     (41,908)
  Contributions to decommissioning trusts                  (2,632)      (2,708)
                                                         --------     --------
     Net cash used for investing activities               (49,367)     (44,616)
                                                         --------     --------

Financing Activities:
  Issuance of long-term debt                                  -         49,875
  Increase/(Decrease) in notes payable, net                31,237      (21,759)
  Retirement of long-term debt                            (30,000)     (26,000)
  Capital lease principal payments                         (3,604)      (4,257)
  Dividends paid on common stock                          (15,000)     (30,000)
  Dividends paid on preferred stock                          (347)        (347)
                                                         --------     --------
     Net cash required by financing activities            (17,714)     (32,488)
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                      -          4,027
Cash and temporary cash investments, beginning of year        -            -
                                                         --------     ------
Cash and temporary cash investments, end of period      $     -      $   4,027
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  33,016    $  31,773
                                                         ========     ========
  Income taxes paid                                     $  35,859    $  31,278
                                                         ========     ========
  New capital lease obligations incurred                $      19    $   7,323
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

     In 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition, Pennsylvania adopted comprehensive legislation (Customer Choice Act) in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a Pennsylvania Public Utility Commission (PaPUC) approved competitive transition charge (CTC), subject to certain conditions, including that utilities attempt to mitigate these costs. In 1997, the New Jersey Board of Public Utilities (NJBPU) released Phase II of the Energy Master Plan (NJEMP), which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs. Implementing legislation, which has not yet been introduced, is necessary to effect the restructuring programs by the NJEMP.

     In June 1997, Met-Ed and Penelec filed with PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the Customer Choice Act. In June 1998, the PaPUC entered final orders (Restructuring Orders) on the restructuring plans. In the Restructuring Orders, the PaPUC, among other things, established a CTC which (a) would not ensure Met-Ed and Penelec full recovery of the costs under their contracts with nonutility generators (NUGs) as required by state and federal law; (b) disallowed certain stranded cost claims by Met-Ed and Penelec; (c) lowered unbundled transmission and distribution (T&D) rates for Met-Ed and Penelec by reallocating certain T&D costs to generation; and (d) advanced the phase-in for retail choice to January 2, 2000. Accordingly, Met-Ed and Penelec have written off in the second quarter before taxes, $320 million and $150 million, respectively. For additional information, see Note 2 Accounting for Non-recurring Items.

     On July 20, 1998, Met-Ed and Penelec appealed the Restructuring Orders to the Commonwealth Court claiming more than 40 errors of law. Met-Ed and Penelec have also filed complaints in the U.S. District Court seeking both declaratory and injunctive relief challenging, among other things, the PaPUC's refusal in the Restructuring Orders to ensure full recovery of the costs of NUG contracts, as required by state and federal law.

     In addition, on July 20, 1998 Met-Ed and Penelec filed Alternative Restructuring Plans (Alternative Plans) with the PaPUC based on the provision in the Customer Choice Act that enables a utility to file an alternate plan if the PaPUC rejects the utility's initial plan. Met-Ed and Penelec believe that in the Restructuring Orders, the PaPUC has objected to essentially the entirety of their original restructuring plans and has therefore rejected these plans. On August 5, 1998, the PaPUC rejected the Alternative Plans as invalid. Met-Ed and Penelec intend to appeal this action to the Commonwealth Court. Highlights of the Alternative Plans are presented in the Competitive Environment section of Management's Discussion and Analysis.

     Unless the Restructuring Orders are substantially modified consistent with the Alternative Plans (in particular removing the proposed reduction of T&D rates), there would be an adverse effect on Met-Ed and Penelec's future earnings, except to the extent offset by spending reductions.

     In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.6 billion. The $1.6 billion excludes above-market generation costs related to the Oyster Creek Nuclear Generating Station (Oyster Creek). These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. In July 1997, JCP&L proposed, in its restructuring plan, recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers. At June 30, 1998, JCP&L's net investment in Oyster Creek was $697 million. Highlights of this plan are presented in the Competitive Environment section of Management's Discussion and Analysis.

     In February 1998, hearings with respect to JCP&L's stranded cost and unbundled rate filings were completed before an Administrative Law Judge (ALJ) and a recommended decision is scheduled to be issued in August. The NJBPU is not expected to issue final decisions until legislation is enacted, but to date no legislation has been introduced.

     The inability of JCP&L to recover its stranded costs in whole or in part would result in the recording of liabilities for above-market NUG costs, decommissioning costs, and writedowns of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." The inability to recover these stranded costs would have a material adverse effect on GPU's results of operations.

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $286 million; Met-Ed $297 million; Penelec $532 million) at June 30, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, repurchase GPU, Inc. common stock, and to reduce acquisition debt of the GPUI Group. It is anticipated that definitive purchase agreements will be entered into in November 1998 and the divestiture completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

     In August 1998, Penelec and New York State Electric & Gas Corporation (NYSEG) entered into definitive agreements with Edison Mission Energy to sell the Homer City Station for a total purchase price of approximately $1.8 billion. Penelec and NYSEG each own a 50% interest in the station, and will share equally in the net sale proceeds. The sale, which is subject to various federal and state regulatory approvals, is expected to be completed in the first quarter of 1999.

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

                         Payments Under NUG Agreements
                         -----------------------------
                                 (in Millions)
                              Total       JCP&L       Met-Ed      Penelec
                              -----       -----       ------      -------

      1995                       $670       $381        $131        $158
      1996                        730        370         168         192
      1997                        759        384         172         203
   *  1998                        783        393         173         217
      1999                        789        395         167         227
      2000                        877        402         222         253
      2001                        916        411         261         244
      2002                        940        423         272         245

* The 1998 amounts consist of actual payments through June 30, 1998 and estimated payments for the remainder of the year.

     As of June 30, 1998, NUG facilities covered by agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

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

     In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. These agreements are contingent upon Met-Ed and Penelec obtaining a PaPUC order allowing for the full recovery of the buyout payments through retail rates.

     In February 1997, Met-Ed and Penelec entered into revised power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. Met-Ed and Penelec have paid $63.4 million and $5 million, respectively, to previous developers and AES to terminate the original power purchase agreements. In November 1997, in response to an offer from AES, Met-Ed and Penelec agreed to increase the contract capacity under the agreements by 163 MW. If the revised power purchase agreements with AES are not approved by the PaPUC, Met-Ed and Penelec have agreed to pay AES up to an additional $29 million and $6 million, respectively. There can be no assurance as to the outcome of this matter.

     The GPU Energy companies are currently recovering certain of their NUG costs (including certain buyout costs) from customers. However, the PaPUC Restructuring Orders do not provide for the collection from customers of a substantial portion of above-market NUG costs. Met-Ed and Penelec are contesting the Restructuring Orders. Although the Pennsylvania legislation and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Management's Discussion and Analysis - Competitive Environment for additional discussion.)

     This discussion of "Nonutility Generation Agreements" contains estimates which are based on current knowledge and expectations of the outcome of future events. The estimates are subject to significant uncertainties, including changes in fuel prices, improvements in technology, the changing regulatory environment and the deregulation of the electric utility industry.

Regulatory Assets, Net:
-----------------------

     On June 30, 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders. The Restructuring Orders, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" with respect to their electric generation operations, effective April 1, 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. See Note 2 - Accounting for Non-recurring Items.

     JCP&L will discontinue the application of FAS 71 and apply FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     Regulatory Assets, Net as reflected in the June 30, 1998 and December 31, 1997 Consolidated Balance Sheets in accordance with the provisions of FAS 71, were as follows:

GPU, Inc. and Subsidiary Companies                  Assets (in thousands)
----------------------------------              ----------------------------
                                                   June 30,     December 31,
                                                     1998           1997
                                                -------------    ---------

Competitive transition charge per PaPUC Order     $1,832,780     $        -
Return recognized                                     76,580              -
                                                   ---------      ---------
     Total competitive transition charge (CTC)    $1,909,360     $        -
                                                   =========      =========

Other regulatory assets, net:
Reserve for generation divestiture (JCP&L)        $  122,409     $        -
Phase II reserve for generation divestiture          440,541             -
Income taxes recoverable through future rates        412,710        510,680
Income taxes refundable through future rates         (57,475)      (89,247)
Net investment in TMI-2                               67,458         83,951
TMI-2 decommissioning costs                           76,398        257,180
Nonutility generation contract buyout costs          139,708        245,568
Unamortized property losses                           83,619         99,532
Other postretirement benefits                         75,431         89,569
Environmental remediation                             43,174         90,308
N.J. unit tax                                         36,583         39,797
Unamortized loss on reacquired debt                   34,525         40,489
Load and demand-side management programs              21,932         23,164
N.J. low-level radwaste disposal                      26,496         31,479
DOE enrichment facility decommissioning               30,306         33,472
Nuclear fuel disposal fee                             22,556         21,512
Storm damage                                          31,252         31,097
Deferred nonutility generation costs
  not in current rates                                     -         24,857
Other regulatory liabilities                         (17,691)       (13,959)
Other regulatory assets                                9,275         28,029
                                                   ---------      ---------
     Total other regulatory assets, net           $1,599,207     $1,547,478
                                                   =========      =========

JCP&L                                               Assets (in thousands)
-----                                               ---------------------
                                                   June 30,     December 31,
                                                     1998           1997
                                                   -------------   --------
Other regulatory assets, net:
Reserve for generation divestiture                $  122,409     $        -
Income taxes recoverable through future rates        140,920        128,111
Income taxes refundable through future rates         (35,964)      (37,759)
Net investment in TMI-2                               67,458         75,541
TMI-2 decommissioning costs                           23,398         30,024
Nonutility generation contract buyout costs          132,208        140,500
Unamortized property losses                           83,540         94,726
Other postretirement benefits                         48,147         49,807
Environmental remediation                             43,174         61,324
N.J. unit tax                                         36,583         39,797
Unamortized loss on reacquired debt                   27,342         28,729
Load and demand-side management programs              21,932         23,164
N.J. low-level radwaste disposal                      26,496         31,479
DOE enrichment facility decommissioning               18,679         21,223
Nuclear fuel disposal fee                             22,016         23,781
Storm damage                                          31,252         31,097
Other regulatory liabilities                         (16,665)       (11,467)
Other regulatory assets                                5,231          6,399
                                                   ---------      ---------
     Total other regulatory assets, net           $  798,156     $  736,476
                                                   =========      =========

Met-Ed                                              Assets (in thousands)
------                                              ---------------------
                                                   June 30,     December 31,
                                                     1998           1997
                                                   -------------   --------

Competitive transition charge per PaPUC Order     $  974,860     $        -
Return recognized                                     50,110              -
                                                   ---------      ---------
  Total competitive transition charge (CTC)       $1,024,970     $        -
                                                   =========      =========

Other regulatory assets, net: Transmission & Distribution related:
  Income taxes recoverable through future rates   $  123,060     $  116,303
  Income taxes refundable through future rates       (12,201)      (12,614)
  Nonutility generation contract buyout costs          7,500         12,500
  Other postretirement benefits                       27,284         27,436
  Unamortized loss on reacquired debt                  3,153          3,411
  DOE enrichment facility decommissioning              7,751          8,166
  Other regulatory liabilities                          (940)        (1,014)
  Other regulatory assets                                223            216
                                                   ---------      ---------
    Subtotal                                      $  155,830     $  154,404
                                                   ---------      ---------

Generation related:
-------------------
  Income taxes recoverable through future rates   $        -     $   62,624
  Income taxes refundable through future rates             -        (9,135)
  Unamortized property losses                             79          2,650
  Other postretirement benefits                            -         12,326
  Environmental remediation                                -          4,121
  Unamortized loss on reacquired debt                    140          1,918
  Nuclear fuel disposal fee                              302         (1,511)
  Other regulatory liabilities                             -         (1,432)
  Other regulatory assets                                642          3,227
                                                   ---------      ---------
    Subtotal                                      $    1,163     $   74,788
                                                   ---------      ---------

Other:
------
  Phase II reserve for generation divestiture     $   96,421     $        -
  Net investment in TMI-2                                  -          1,187
  TMI-2 decommissioning costs                         36,530        145,103
  Nonutility generation contract buyout costs              -         63,868
 Deferred nonutility generation costs
  not in current rates                                     -         10,265
  Other regulatory assets                              1,347          1,072
                                                   ---------      ---------
    Subtotal                                      $  134,298     $  221,495
                                                   ---------      ---------

    Total other regulatory assets, net            $  291,291     $  450,687
                                                   =========      =========


Penelec                                             Assets (in thousands)
-------                                             ---------------------
                                                   June 30,     December 31,
                                                     1998           1997
                                                -------------   --------

Competitive transition charge per PaPUC Order     $  857,920     $        -
Return recognized                                     26,470              -
                                                   ---------      ---------
  Total competitive transition charge (CTC)       $  884,390     $        -
                                                   =========      =========

Other regulatory assets, net: Transmission & Distribution related:
  Income taxes recoverable through future rates   $  148,730     $  142,549
  Income taxes refundable through future rates        (9,310)        (9,516)
  Unamortized loss on reacquired debt                  3,690          4,116
  DOE enrichment facility decommissioning              3,876          4,083
  Other regulatory liabilities                           (86)           (46)
                                                   ---------      ---------
    Subtotal                                      $  146,900     $  141,186
                                                   ---------      ---------

Generation related:
  Income taxes recoverable through future rates   $        -     $   61,093
  Income taxes refundable through future rates             -       (20,223)
  Unamortized property losses                              -          2,156
  Environmental remediation                                -         24,863
  Unamortized loss on reacquired debt                    200          2,315
  Nuclear fuel disposal fee                              238           (758)
  Other regulatory assets                                686         15,964
                                                   ---------      ---------
    Subtotal                                      $    1,124     $   85,410
                                                   ---------      ---------

Other:
       Phase II reserve for generation divestiture                  344,120
         -
  Net investment in TMI-2                                  -          7,223
  TMI-2 decommissioning costs                         16,470         82,053
  Nonutility generation contract buyout costs              -         28,700
  Deferred nonutility generation costs
   not in current rates                                    -         14,592
  Other regulatory assets                              1,146          1,151
                                                   ---------      ---------
    Subtotal                                      $  361,736     $  133,719
                                                   ---------      ---------

    Total other regulatory assets, net            $  509,760     $  360,315
                                                   =========      =========


Competitive transition charge: Represents the stranded cost recovery amounts allowed by the PaPUC, and a recognized return, which are to be collected from customers of Met-Ed and Penelec, beginning January 1, 1999, over eleven-year and eight-year transition periods, respectively. Stranded costs, as defined by the Pennsylvania Competition Act, include an electric utility's known and measurable generation-related costs, which would have been recoverable in the former regulated market, but are not recoverable in a competitive electric generation market.

Reserve for generation  divestiture (JCP&L):  Represents generation  divestiture
shortfall  which  is  probable  of  recovery  in  future  rates,   inclusive  of
transaction costs.

Phase II reserve for generation divestiture (Met-Ed and Penelec): Represents generation divestiture CTC shortfall to be addressed in a Phase II rate restructuring order, inclusive of transaction costs.

Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

Net investment in TMI-2: Represents costs that are recoverable through rates for the GPU Energy companies' remaining investment in the plant and fuel core.

TMI-2 decommissioning costs: Represents costs that are recoverable through rates for the GPU Energy companies' radiological decommissioning and the cost of removal of nonradiological structures and materials in accordance with the 1995 site-specific study (in 1998 dollars). For additional information, see Nuclear Plant Retirement Costs.

Nonutility generation contract buyout costs: Represents amounts incurred for terminating power purchase contracts with NUGs, for which rate recovery has been granted or is probable.

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

Department of Energy (DOE) enrichment facility decommissioning: Represents payments to the DOE over a 15-year period which began in 1994.

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

Deferred nonutility generation costs not in current rates: Represents incremental NUG operating costs incurred above amounts reflected in Met-Ed and Penelec's current rates, for which rate recovery is probable but has not yet been granted (see Management's Discussion and Analysis - Competitive Environment).


Accounting Matters:
-------------------

     In June 1998,  Statement of  Financial  Accounting  Standards  No. 133 (FAS
133), "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. To comply with this statement, GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or reported as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU expects to adopt this statement in the first quarter of 2000. GPU is in the process of evaluating the impact of FAS 133.

     Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that regulatory assets meet the recovery criteria of FAS 71 on an ongoing basis in order to avoid a write-down. In addition, FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. FAS 121 also requires the recognition of impairment losses when the carrying amounts of those assets are greater than the estimated cash flows expected to be generated from the use and eventual disposition of the assets. See Note 2 Accounting for Non-recurring Items.

     Should the restructuring proceeding in New Jersey result in substantial disallowance of certain capital additions; the disallowance of certain stranded costs; reduction in cost of capital allowances on certain elements of plant and cost deferrals; and tariff rate unbundling reflecting an allocation of costs to the transmission and distribution activities lower than that proposed by JCP&L, management believes that the outcome of that proceeding would have a material adverse effect on GPU's future earnings.


                              NUCLEAR FACILITIES
                              ------------------

     The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At June 30, 1998 and December 31, 1997, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                       Net Investment (in millions)
                       ----------------------------
                                   TMI-1     Oyster Creek
                                   -----     ------------
           June 30, 1998
           -------------
           JCP&L                   $ 33           $697
           Met-Ed                    65              -
           Penelec                   33              -
                                    ---            ---
             Total                 $131           $697
                                    ===            ===

                          Net Investment (in millions)
                          ----------------------------
                                   TMI-1     Oyster Creek
           December 31, 1997
           -----------------
           JCP&L                   $155           $701
           Met-Ed                   300              -
           Penelec                  147              -
                                    ---            ---
             Total                 $602           $701
                                    ===            ===

The GPU Energy companies' net investment in TMI-2 at June 30, 1998 was $68 million for JCP&L and $84 million, (JCP&L $76 million; Met-Ed $1 million; and Penelec $7 million) at December 31 1997. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. On June 30, 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders. The companies discontinued the application of FAS 71 and adopted the provisions of FAS 101 with respect to their electric generation operations. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively. See Note 2 Accounting for Non-recurring Items.

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

      In addition to the continued operation of the Oyster Creek facility, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In July 1998, GPU, Inc. announced that it was unable to identify a buyer for the Oyster Creek facility. A final decision  on the  plant  will not be made  until  the  NJBPU  rules  on  JCP&L's restructuring filing. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable. (See Management's Discussion and Analysis - Competitive Environment).

     In July 1998, GPU entered into a Letter of Intent to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), a joint venture between PECO Energy and British Energy. The Letter of Intent initiates a 90-day period during which GPU and AmerGen will seek to negotiate a definitive agreement for the purchase and sale of TMI-1 and AmerGen will complete its due diligence review of the TMI-1 facility. Highlights of the Letter of Intent are presented in the Competitive Environment section of Management's Discussion and Analysis.

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

     In 1990, the GPU Energy companies submitted a report, in compliance with Nuclear Regulatory Commission (NRC) regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. Under the NRC regulations, the funding targets (in 1998 dollars) are as follows:
                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

JCP&L                                   $ 46       $ 73        $314
Met-Ed                                    92        146           -
Penelec                                   46         73           -
                                         ---        ---         ---
   Total                                $184       $292        $314
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

                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

Radiological decommissioning            $337       $410        $397
Nonradiological cost of removal           83         34 *        38
                                         ---        ---         ---
   Total                                $420       $444        $435
                                         ===        ===         ===

* Net of $11.6 million spent as of June 30, 1998.

     Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

     In July 1998, GPU entered into a Letter of Intent to sell TMI-1 to AmerGen. The Letter of Intent provides, among other things, that upon closing, Amergen will assume all TMI-1 decommissioning liabilities beyond $320 million, the amount to which GPU has agreed to fund the trusts. If all the necessary regulatory approvals, as well as certain Internal Revenue Service (IRS) rulings, are obtained, then the transfer of all the TMI-1 decommissioning liabilities and expenses to AmerGen will take place at the financial closing.

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

     The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. As part of their restructuring plans filed with the PaPUC in June 1997, Met-Ed and Penelec have requested that these amounts be increased to reflect the estimated retirement costs contained in the 1995 site-specific study for radiological decommissioning and nonradiological costs of removal. On June 30, 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders, which granted recovery of TMI-1 decommissioning costs as part of the CTC. The PaPUC, however rejected Met-Ed and Penelec's proposed TMI-1 decommissioning recovery period and inflation assumptions. Met-Ed and Penelec have appealed the Restructuring Orders to the Commonwealth Court and have filed complaints in the U.S. District Court. Met-Ed and Penelec have filed revised stranded cost claims for TMI-1 decommissioning in their Alternative Plans. On August 5, 1998, the PaPUC rejected the Alternative Plans as invalid. Met-Ed and Penelec intend to appeal this action to the Commonwealth Court.

     The amounts charged to depreciation expense for the six months ended June 30, 1998 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                  (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Amount expensed for the six months ended June 30, 1998:
   JCP&L                                $  3       $ 11
   Met-Ed                                  4          -
   Penelec                                 2          -
                                         ---        ---
                                        $  9       $ 11
                                         ===        ===

                                  (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Accumulated depreciation provision at June 30, 1998:
   JCP&L                                $ 43       $246
   Met-Ed                                 79          -
   Penelec                                34          -
                                         ---        ---
                                        $156       $246
                                        ====       ====


     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:
------

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of June 30, 1998 and December 31, 1997 are as follows:

                                                 (in millions)

                                    GPU        JCP&L       Met-Ed     Penelec
                                    ---        -----       ------     -------

June 30, 1998                       $459       $115        $229       $115
December 31, 1997                   $449       $112        $225       $112

     These amounts are based upon the 1995 site-specific study estimates (in 1998 and 1997 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) as of June 30, 1998 and December 31, 1997, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

     Offsetting the $459 million liability at June 30, 1998 is $255 million which management believes is probable of recovery from customers and included in Competitive transition charge (Met-Ed $107 million; Penelec $67 million) and Other regulatory assets, net (JCP&L $27 million; Met-Ed $37 million; Penelec $17 million) on the Consolidated Balance Sheets, and $246 million (JCP&L $96 million; Met-Ed $110 million; Penelec $40 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Competitive transition charge and Other regulatory assets. TMI-2 decommissioning costs charged to depreciation expense during the six months ended June 30, 1998 amounted to $7 million (JCP&L $1 million; Met-Ed $5 million; Penelec $1 million).

     The NJBPU has granted JCP&L, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Stipulation of Final Settlement approved by the NJBPU in 1997 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. On June 30, 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders, which granted recovery of TMI-2 decommissioning costs as part of the CTC. The PaPUC rejected the companies' proposed TMI-2 decommissioning recovery period and inflation assumptions but allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above which was provided for in the CTC.

     At June 30, 1998, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $73 million (JCP&L $18 million, Met-Ed $37 million; Penelec $18 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1998 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990,

JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $73 million accident-related portion referred to above.

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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $9.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $88 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.5 million (JCP&L $17.0 million; Met-Ed $6.3 million; Penelec $3.2 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

     In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation. According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake Utilities Corporation has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU, Inc. has requested that the Court reconsider its decision. There can be no assurance as to the outcome of these proceedings.

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at June 30, 1998. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding deferred debit of approximately $12 million at June 30, 1998.

     In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at June 30, 1998. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a deferred debit of $16 million is reflected on the Consolidated Balance Sheets at June 30, 1998.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 1998, JCP&L has spent approximately $29 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement. At June 30, 1998, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $37 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

                     OTHER COMMITMENTS AND CONTINGENCIES
                     -----------------------------------

Year 2000 Issue:
----------------

     GPU is addressing the year 2000 issue as it relates to its business, operations and operating systems, and its business dealings with third parties including customers, banks, partners, vendors, suppliers and service providers. Comprehensive reviews of all computers, equipment, systems and applications are being performed; remediation plans are being developed; and certain corrective actions have begun. GPU's remediation plans include, among other things, the upgrade or replacement of computers, equipment and computer software. Management currently believes that adequate resources are being allocated to this project and anticipates that GPU's remediation efforts will, in all material respects, be completed by the end of 1999. However, if GPU or critical third parties on which GPU relies are unable to successfully correct their year 2000 issue on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. Among other things, GPU's operations could be affected by a temporary inability to process transactions, send bills or operate electric generating stations, as well as by interruptions of electric service and reduced customer service. There can be no assurance as to the outcome of this matter.

     As part of their year 2000 solution, the GPU Energy companies have purchased and are installing an integrated information system (Project Enterprise) that will help them manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999.

     The GPU Energy companies currently estimate they will spend $24.2 million (JCP&L $10.6 million; Met-Ed $7.4 million; Penelec $6.2 million) on year 2000 remediation of their computers, equipment and computer software. Of the $24.2 million, approximately $6.7 million (JCP&L $3 million; Met-Ed $2 million; Penelec $1.7 million) would have been spent in any event because of maintenance and cyclical replacement plans that are already in place. Also, an additional $8.1 million (JCP&L, Met-Ed and Penelec $2.7 million each) would have been needed to be spent on modifications to systems that are being replaced by Project Enterprise.

     The GPUI Group currently estimates it will spend approximately $9.2 million to address the year 2000 issue, primarily to replace or modify equipment.

GPUI Group:
-----------

     At June 30, 1998, the GPUI Group had investments totaling approximately $2.4 billion in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPUI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see Management's Discussion and Analysis - GPUI Group).

     At June 30, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $526 million; GPU, Inc. has also guaranteed up to an additional $893 million of GPUI Group obligations. Of this amount, $725 million is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at June 30, 1998; $30 million of that amount relates to a GPU International, Inc. revolving credit agreement; and $138 million relates to various other obligations of the GPUI Group.

     GPU International, Inc. has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation
(NIMO). In July 1997, NIMO and 16 independent power producers (IPP), including the GPUI Group, executed a master agreement providing for the restructuring or termination of 29 power purchase agreements, pursuant to which NIMO has agreed to pay an aggregate of $3.6 billion in cash and/or debt securities, and to issue an aggregate of 46 million shares of NIMO common stock. In June 1998, NIMO executed the master agreement whereby each of the IPP agreements were negotiated independently and resulted in lump sum payments and/or new contracts with NIMO. At that time, two of GPUI's NUG projects were restructured; and the third NUG project has until August 31, 1998 to complete its restructuring. GPUI has deferred its net gain on the proceeds received from the settlement, which ensures recovery of the investment, and will recognize the gain in income over the ten year period of their restructured agreements with NIMO or until such time as an independent system operator (ISO) is established in New York State. The ISO for New York is expected to be implemented as early as 1999, at which time the net deferred gain resulting from the lump sum proceeds will be recognized in income.

     Midlands Electricity (Midlands) has invested in a power project in Pakistan (Uch Power Project) which was originally scheduled to begin commercial operation in late 1998. The Uch Power Project is a 586 MW facility of which Midlands is a 40% owner. The Pakistani government-owned utility has recently issued a notice of intent to terminate certain key project agreements. The notice asserts that various forms of corruption were involved in the original granting of the agreements to the Uch investors by the predecessor Pakistani government. GPU Electric believes that this notice is similar to notices received by other independent power projects in Pakistan.

     The Uch investors, including Midlands, strongly deny the allegations and intend to pursue all available legal options to enforce their contractual rights under the project agreements. The Uch investors are continuing to explore remedies to the situation with officials of the Pakistani government. Through its 50% ownership in Midlands, GPU Electric's current investment in the Uch Power Project is approximately $30 million. In addition, the project lenders could require investors to make additional investments to the project under certain conditions. GPU Electric's share of the additional investment could amount to a maximum of approximately $14 million. There can be no assurance as to the outcome of this matter.

Other:

     GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $545 million (JCP&L $198 million; Met-Ed $89 million; Penelec $110 million; Other $148 million) during 1998.

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

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through June 30, 1998, $6 million has been paid. As a result, at June 30, 1998, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is reviewing its legal and financial obligations, subject to review from the Governor. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

     Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact to construct a facility for the disposal of low-level radwaste in those states, including low-level radwaste from TMI-1. To date, pre-construction costs of $33 million, out of an estimated $88 million, have been paid. Eleven nuclear plants have so far shared equally in the pre-construction costs; GPUN has contributed $3 million on behalf of TMI-1. Pennsylvania has stated that it may suspend the search for a low level radwaste disposal site in the state. GPUN cannot determine at this time what effect, if any, this may have on its operations.

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

     At June 30, 1998, GPU, Inc. and consolidated affiliates had 9,325 employees worldwide, of which 8,967 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which 4,800 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire in 1999, 2000 and 2002, respectively. Penelec and the Utility Workers Union of America have entered into a new three-year agreement which expires in 2001.

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


2.   ACCOUNTING FOR NON-RECURRING ITEMS

Extraordinary Item - FAS 101 Write-off for Pennsylvania Operations:

     Historically, the rates an electric utility charges its customers have been based on the utility's costs of operation. As a result, the GPU Energy companies were required to account for the economic effects of cost-based ratemaking regulation under the provisions of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." FAS 71 requires regulated entities, in certain circumstances, to defer, as regulatory assets, the impact on operations of costs expected to be recovered in future rates.

     In response to the continuing deregulation of the electric utility industry, the Securities and Exchange Commission (SEC) has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In response to these concerns, the Financial Accounting Standards Board's (FASB) EITF concluded in June 1997 that utilities are no longer subject to FAS 71, for a separable portion of their business, when they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

     On June 30, 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders. The Restructuring Orders, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FAS 71" with respect to their electric generation operations, effective April 1, 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     Met-Ed and Penelec's generation-related stranded costs at December 31, 1998, stranded costs approved for rate recovery from customers, and amounts written-off as of June 30, 1998, are summarized as follows:

                                                     (in millions)
                                             Met-Ed     Penelec    Total
                                             ------     -------    -----


Nonutility generation (NUG) commitments     $  816.1  $1,052.0   $1,868.1

Company-owned generation                       140.0    (222.5)     (82.5)

Generation-related regulatory assets and regulatory liabilities:
    Income taxes recoverable through
      future rates                              47.6      31.9       79.5
    Merrill Creek                               51.4       -         51.4
    Other post retirement benefits              12.3       -         12.3
    Consumer education costs                     9.4      11.5       20.9
    Deferred energy costs/(credits)
      at December 31, 1996                      (1.4)      8.6        7.2
    Other deferred costs, net                    5.2      12.9       18.1
                                             -------   -------    -------
      Total                                    124.5      64.9      189.4

Nuclear decommissioning costs                  136.6      85.3      221.9

NUG contract buyout costs                      127.9      54.8      182.7
                                             -------   -------    -------

      Total stranded costs at
        December 31, 1998                    1,345.1   1,034.5    2,379.6

Stranded costs approved for rate recovery
  in PaPUC Orders (CTC receivable)             974.9     857.9    1,832.8

CTC return recognized                           50.1      26.5       76.6
                                             -------   -------    -------

Pre-tax write-offs at June 30, 1998
  as a result of PaPUC Orders                  320.1     150.1      470.2

Tax effect                                     132.8      62.3      195.1
                                             -------   -------    -------

      Net write-offs at June 30, 1998       $  187.3  $   87.8   $  275.1
                                             =======   =======    =======


FAS 121 Impairment Tests on Generation Facilities:

     In accordance with FAS 121, GPU performed impairment tests on the June 30, 1998 net book value of the GPU Energy companies' generation facilities. These tests determined that GPU's net investment in TMI-1 was impaired. No impairment existed for the fossil fuel and hydroelectric generating plants or for the Oyster Creek Nuclear Station as of that date. GPU's investment in TMI-1 was written down by $472 million (pre-tax) (JCP&L $123 million; Met-Ed $235 million; Penelec $114 million) to reflect its fair market value.

Re-establishment of TMI-1 Impairment as a Regulatory Asset:

     The amount written off for TMI-1 ($472 million) was re-established as a regulatory asset since management believes it is probable of recovery in the restructuring process due to expected gains on the sale of the fossil fuel and hydroelectric generating plants being projected to exceed the TMI-1 writedown amount.


3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is principally limited to the GPUI Group. GPU does not hold or issue derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:
------------------------------

     The GPUI Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At June 30, 1998, these agreements covered approximately $1.3 billion of debt and are scheduled to expire on various dates through November 2007. The GPUI Group records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPUI Group. For the six months ended June 30, 1998, fixed rate interest expense exceeded variable rate interest by approximately $9.2 million.


4.   GPUI GROUP EQUITY INVESTMENTS

     The GPUI Group uses the equity method of accounting for investments in which it has the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method follow:

                                                               Ownership
Investment                          Location of Operations     Percentage
----------                          ----------------------     ----------
Midlands Electricity plc             United Kingdom               50%
Mid-Georgia Cogen, L.P.              United States                50%
Prime Energy, L.P.                   United States                50%
Onondaga Cogen, L.P.                 United States                50%
Pasco Cogen, Ltd.                    United States                50%
GPU Solar, Inc.                      United States                50%
Termobarranquilla S.A.               Colombia                     29%
Selkirk Cogeneration Partners, L.P.  United States                19%
EnviroTech Investment Fund           United States                10%
Ballard Generation Systems, Inc.     Canada                       10%
Project Orange Associates, L.P.      United States                 4%
OLS Power, L.P.                      United States                 1%

     Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both the GPUI Group's ownership interests and the non-ownership interests, is as follows:

                                                        Ownership
                                              ------------------------------
Balance Sheet Data (in thousands)             GPUI Group        Other Owners
---------------------------------             ----------        ------------

June 30, 1998
Current Assets                               $   203,244        $   321,828
Noncurrent Assets                              2,663,417          3,382,498
Current Liabilities                             (861,884)          (926,964)
Long-Term Debt                                (1,145,534)        (1,768,101)
Other Noncurrent Liabilities                    (265,529)          (349,756)
                                               ---------          ---------
Equity in Net Assets                         $   593,714        $   659,505
                                               =========          =========

December 31, 1997
Current Assets                               $   284,033        $   391,018
Noncurrent Assets                              2,918,125          3,616,461
Current Liabilities                             (755,499)          (814,572)
Long-Term Debt                                (1,497,982)        (2,086,257)
Other Noncurrent Liabilities                    (307,504)          (396,675)
                                               ---------          ---------
Equity in Net Assets                         $   641,173        $   709,975
                                               =========          =========

                                                        Ownership
                                              ------------------------------
Earnings Data (in thousands)                  GPUI Group        Other Owners

For the six months ended June 30, 1998
--------------------------------------
Operating Revenues                             $ 665,058          $ 712,278
Depreciation and Amortization                    (39,831)           (39,322)
Operating Income                                  90,513            104,440
Other Income and Deductions                       (5,592)               666
Interest and Preferred Dividends                 (54,077)           (67,540)
                                                 -------            -------
Equity in Net Income                           $  30,844          $  37,566
                                                 =======            =======


For the six months ended June 30, 1997
--------------------------------------
Operating Revenues                             $ 729,269          $ 790,137
Depreciation and Amortization                    (39,242)           (47,579)
Operating Income                                 121,369            124,389
Other Income and Deductions                       (4,620)             9,205
Interest and Preferred Dividends                 (64,433)           (75,010)
                                                 -------            -------
Equity in Net Income                           $  52,316          $  58,584
                                                 =======            =======


For the six months ended June 30, 1998 and 1997, the GPUI Group received cash distributions totaling $3.9 million and $11.5 million, respectively.

     As of June 30, 1998 and December 31, 1997, GPUI Group equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) of approximately $24 million and $66 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the six months ended June 30, 1998 and 1997 amounted to $0.8 million and $0.3 million, respectively. In January 1998, the GPUI Group recorded a decrease in goodwill of $41.2 million as a result of GPU Electric's sale of its 50% stake in Solaris Power. In July 1998, GPU Electric sold its 10.36% stake in Allgas Energy Limited which it had acquired as part of the sale of Solaris Power in January 1998.

5. SEGMENT INFORMATION

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

Balance Sheet Segment Data (in thousands)

                                            Current   Noncurrent    Current
June 30, 1998                               Assets      Assets    Liabilities
-------------                               -------   ----------  -----------

Domestic:
   GPU Energy companies                   $  914,875  $11,781,747 $1,218,254
   GPUI Group*                                76,776      290,753     66,558
   Less: GPUI Group equity investments
     included above                          (45,584)    (249,369)   (38,906)
   Add: Original equity investment and
     income/(loss) less dividends to date          -       88,685          -
   GPU AR                                      3,083           32      4,498
   Corporate                                     273        6,265    193,414
                                           ---------   ----------  ---------
        Subtotal                             949,423   11,918,113  1,443,818
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia                                 135,371    1,705,505    400,522
   United Kingdom*                           147,975    2,202,805    807,677
   Other*                                     62,077      332,850     27,592
   Less: GPUI Group equity investments
     included above                         (157,660)  (2,414,048)  (822,978)
   Add: Original equity investment and
     income/(loss) less dividends to date          -      562,285          -
                                           ---------   ----------  ---------
        Subtotal                             187,763    2,389,397    412,813
                                           ---------   ----------  ---------

Consolidated Total                        $1,137,186  $14,307,510 $1,856,631
                                           =========   ==========  =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
June 30, 1998                                Debt     Liabilities Expenditures
-------------                             ---------  ------------------------

Domestic:
   GPU Energy companies                   $2,398,794   $5,725,478 $  163,381
   GPUI Group*                               220,440       57,518     22,832
   Less: GPUI Group equity investments
     included above                         (220,440)     (17,811)    (2,133)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -          -
   GPU AR                                          -          136         22
   Corporate                                       -        1,947          -
                                           ---------    ---------  ---------
        Subtotal                           2,398,794    5,767,268    184,102
                                           ---------    ---------  ---------
Foreign: (GPUI Group only)
   Australia                               1,244,240       71,808      9,046
   United Kingdom*                         1,127,380      236,228     50,735
   Other*                                    196,066       63,229     14,288
   Less: GPUI Group equity investments
     included above                         (925,094)    (247,718)   (55,381)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -          -
                                           ---------    ---------  ---------
        Subtotal                           1,642,592      123,547     18,688
                                           ---------    ---------  ---------

Consolidated Total                        $4,041,386   $5,890,815 $  202,790
                                           =========    =========  =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

                                            Current    Noncurrent    Current
December 31, 1997                           Assets       Assets    Liabilities
-----------------                           -------    ----------- -----------

Domestic:
   GPU Energy companies                   $  831,269  $ 9,015,913  $1,140,492
   GPUI Group*                                81,027      352,139      90,097
   Less: GPUI Group equity investments
     included above                          (43,777)    (182,384)    (21,360)
   Add: Original equity investment and
     income/(loss) less dividends to date          -       79,458           -
   GPU AR                                      4,961          161       3,301
   Corporate                                     165        6,313     155,977
                                           ---------   ----------   ---------
        Subtotal                             873,645    9,271,600   1,368,507
                                           ---------   ----------   ---------
Foreign: (GPUI Group only)
   Australia*                                 86,226    2,091,619     558,496
   United Kingdom*                           188,462    2,152,977     785,152
   Other*                                    114,786      396,078      43,419
   Less: GPUI Group equity investments
     included above                         (240,256)  (2,735,741)   (734,139)
   Add: Original equity investment and
     income/(loss) less dividends to date    106,317      517,221           -
                                           ---------   ----------   ---------
        Subtotal                             255,535    2,422,154     652,928
                                           ---------   ----------   ---------

Consolidated Total                        $1,129,180  $11,693,754  $2,021,435
                                           =========   ==========   =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
December 31, 1997                            Debt     Liabilities Expenditures
-----------------                         ---------   ------------------------

Domestic:
   GPU Energy companies                   $2,448,672   $2,721,527  $  356,416
   GPUI Group*                               263,378       46,880     111,125
   Less: GPUI Group equity investments
     included above                         (171,665)     (12,321)       (120)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -           -
   GPU AR                                          -            -           -
   Corporate                                       -        1,418           -
                                           ---------    ---------   ---------
        Subtotal                           2,540,385    2,757,504     467,421
                                           ---------    ---------   ---------
Foreign: (GPUI Group only)
   Australia*                              1,485,639      115,390   1,811,921
   United Kingdom*                         1,367,471      245,105      77,706
   Other*                                    258,794       64,803       1,213
   Less: GPUI Group equity investments
     included above                       (1,326,317)    (295,183)    (89,624)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -           -
                                           ---------    ---------   ---------
        Subtotal                           1,785,587      130,115   1,801,216
                                           ---------    ---------   ---------

Consolidated Total                        $4,325,972   $2,887,619  $2,268,637
                                           =========    =========   =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

Earnings Segment Data (in thousands)

                                                      Depreciation
For the six months                        Operating       and      Operating
ended June 30, 1998                       Revenues    Amortization  Income
-------------------                       --------    ------------  ------

Domestic:
   GPU Energy companies                   $1,907,021  $   237,781 $  300,488
   GPUI Group*                                93,464        5,026     14,454
   Less: GPUI Group equity investments
     included above                          (56,371)      (4,668)   (15,099)
   Add: Equity in undistributed earnings
     of affiliates, net                            -            -          -
   GPU AR                                      5,217            -     (1,173)
   Corporate                                       -            -     (2,292)
                                           ---------   ----------  ---------
        Subtotal                           1,949,331      238,139    296,378
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia                                  93,589       20,763     58,675
   United Kingdom*                           595,643       28,448     78,713
   Other*                                     28,320        9,829        295
   Less: GPUI Group equity investments
     included above                         (608,687)     (35,163)   (75,414)
   Add: Equity in undistributed earnings
     of affiliates, net                            -            -          -
                                           ---------   ----------  ---------
        Subtotal                             108,865       23,877     62,269
                                           ---------   ----------  ---------

Consolidated Total                        $2,058,196  $   262,016 $  358,647
                                           =========   ==========  =========

                                             Other    Interest and
For the six months                        Income and    Preferred
ended June 30, 1998                       Deductions    Dividends  Net Income
-------------------                       ----------    ---------  ----------

Domestic:
   GPU Energy companies                   $   (1,456) $   121,450 $  (97,528)
   GPUI Group*                                 3,485       10,277      7,662
   Less: GPUI Group equity investments
     included above                            1,127      (10,173)    (3,799)
   Add: Equity in undistributed earnings
     of affiliates, net                        3,799            -      3,799
   GPU AR                                         34            -     (1,139)
   Corporate                                    (989)       3,244     (6,525)
                                           ---------   ----------  ---------
        Subtotal                               6,000      124,798    (97,530)
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia                                  17,622       55,940     20,357
   United Kingdom*                            (3,389)      58,569     16,755
   Other*                                      1,842        2,363       (975)
   Less: GPUI Group equity investments
     included above                            4,465      (43,904)   (27,045)
   Add: Equity in undistributed earnings
     of affiliates, net                       27,045            -     27,045
                                           ---------   ----------  ---------
        Subtotal                              47,585       72,968     36,137
                                           ---------   ----------  ---------

Consolidated Total                        $   53,585  $   197,766 $  (61,393)
                                           =========   ==========  =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

                                                      Depreciation
For the six months                        Operating       and       Operating
ended June 30, 1997                       Revenues    Amortization   Income
-------------------                       ---------   ------------  -------

Domestic:
   GPU Energy companies                   $1,969,328  $   226,570 $  328,650
   GPUI Group*                                75,697        4,799     13,576
   Less: GPUI Group equity investments
     included above                          (66,218)      (4,469)   (13,748)
   Add: Equity in undistributed earnings/
     (losses) of affiliates, net                   -            -          -
   GPU AR                                          -            -     (1,400)
   Corporate                                       -            -     (5,517)
                                           ---------   ----------  ---------
        Subtotal                           1,978,807      226,900    321,561
                                            --------   ----------  ---------
Foreign: (GPUI Group only)
   Australia*                                 73,808        4,772     23,376
   United Kingdom*                           576,596       28,122     86,965
   Other*                                     27,635        5,235      4,786
   Less: GPUI Group equity investments
     included above                         (663,051)     (34,773)  (107,621)
   Add: Equity in undistributed earnings/
     of affiliates, net                            -            -          -
                                           ---------   ----------  ---------
        Subtotal                              14,988        3,356      7,506
                                           ---------   ----------  ---------

Consolidated Total                        $1,993,795  $   230,256 $  329,067
                                           =========   ==========  =========

                                             Other    Interest and
For the six months                        Income and    Preferred
ended June 30, 1997                       Deductions    Dividends  Net Income
-------------------                       ----------  -----------  ----------

Domestic:
   GPU Energy companies                   $      (78) $   125,989 $  202,583
   GPUI Group*                                (1,634)      10,573      1,369
   Less: GPUI Group equity investments
     included above                              975      (10,084)    (2,689)
   Add: Equity in undistributed earnings/
     (losses) of affiliates, net               2,689            -      2,689
   GPU AR                                          -            -     (1,400)
   Corporate                                    (110)       2,621     (8,248)
                                           ---------   ----------  ---------
        Subtotal                               1,842      129,099    194,304
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia*                                 (8,295)      12,129      2,952
   United Kingdom*                              (533)      55,680     30,752
   Other*                                      1,423        8,317     (2,255)
   Less: GPUI Group equity investments
     included above                            3,645      (54,349)   (49,627)
   Add: Equity in undistributed earnings
     of affiliates, net                       49,627            -     49,627
                                           ---------   ----------  ---------
        Subtotal                              45,867       21,777     31,449
                                           ---------   ----------  ---------

Consolidated Total                        $   47,709  $   150,876 $  225,753
                                           =========   ==========  =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

6.   COMPREHENSIVE INCOME

     For  the  six  months   ended  June  30,   1998  and  1997,   comprehensive
income/(loss) was as follows:


                                                           (in thousands)
                                                             Six months
                                                           Ended June 30,
                                                           --------------
GPU, Inc. and Subsidiary Companies                        1998        1997
----------------------------------                        ----        ----

Net income/(loss)                                      $ (61,393)   $225,287
                                                         -------     -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains on investments                   2,744       1,902
     Foreign currency translation                         (8,823)     (3,182)
                                                         -------     -------
       Total other comprehensive income/(loss)            (6,079)     (1,280)
                                                         -------     -------
Comprehensive income/(loss)                             $(67,472)   $224,007
                                                         =======     =======

Met-Ed
------

Net income/(loss)                                      $(144,002)   $ 53,888
                                                         -------     -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains on investments                   1,829       1,268
                                                         -------     -------
Comprehensive income/(loss)                            $(142,173)   $ 55,156
                                                         =======     =======

Penelec
-------

Net income/(loss)                                      $ (41,434)   $ 61,735
                                                         -------     -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains on investments                     915         634
                                                         -------     -------
Comprehensive income/(loss)                            $ (40,519)   $ 62,369
                                                        ========     =======

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

                          GPU RESULTS OF OPERATIONS
                          -------------------------

     GPU incurred a net loss of $195.2 million for the second quarter ended June 30, 1998, compared with earnings of $70.3 million for the quarter ended June 30, 1997. The loss per share on a diluted basis for the second quarter 1998 was $1.54, compared with earnings per share of $0.58 in 1997. The second quarter 1998 results were affected by an extraordinary charge of $275.1 million, or $2.16 per share, as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Orders (Restructuring Orders) on Met-Ed and Penelec's restructuring plans which were filed with the PaPUC in accordance with Pennsylvania's Electricity Generation Customer Choice Act (Customer Choice Act). In its Restructuring Orders, the PaPUC did not provide for the collection from customers of a substantial portion of above market nonutility generation (NUG) costs. Excluding this extraordinary item, GPU's earnings for the second quarter ended June 30, 1998 would have been $79.9 million, or $0.62 per share.

     For the six months ended June 30, 1998, GPU incurred a net loss of $61.4 million, or $0.47 per share compared with earnings of $225.3 million, or $1.86 per share for the six months ended June 30, 1997. Excluding the extraordinary item mentioned above, earnings for the six months ended June 30, 1998 would have been $213.7 million, or $1.69 per share. The earnings decrease on this basis was due to lower income from GPU's domestic utility operations, which are conducted by GPU Energy, and the dilutive effect of the sale of GPU, Inc. common stock in February 1998. GPU Energy's earnings reduction for the six month period was mainly due to the absence in 1998 of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their energy cost rates
(ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; increased expenses related to the reengineering of business processes to position the GPU Energy companies for deregulation.

-------------------------
     Partially offsetting the earnings decrease for the six months ended June 30, 1998 versus the six months ended June 30, 1997, was higher GPUI Group income due to gains on the sale of its interest in Solaris Power (Solaris) and the sale of half its interest in the Mid-Georgia cogeneration plant (Mid-Georgia). These gains were partially offset by lower Midlands Electricity plc (Midlands) earnings due in part to lower weather-related sales.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1998 increased 7.7% to $1.02 billion, as compared to the second quarter of 1997. For the six months ended June 30, 1998, revenues increased 3.2% to $2.06 billion as compared to the same period last year. The components of the changes are as follows:

                                                  (in millions)
                                       ----------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1998        June 30, 1998
                                       -------------        -------------

GPU Energy companies:
   Kilowatt-hour (KWH) revenues           $ 19.9              $(18.8)
   Energy-related revenues                  15.4                17.3
   GPU Telcom revenues                       0.9                 5.8
   Other revenues                          (25.4)              (66.6)
                                           -----               -----
        Total GPU Energy companies          10.8               (62.3)
GPUI Group                                  58.2               121.5
GPU AR                                       3.3                 5.2
                                           -----               -----
        Total increase in revenues        $ 72.3              $ 64.4
                                           =====               =====

GPU Energy Companies

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three month period was due primarily to higher weather-related sales due to warmer June weather this year versus cooler than normal weather last year, an increase in the number of residential customers, and increased commercial customer usage.

     The decrease in KWH revenues for the six month period was primarily due to the absence in 1998 of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their ECRs in base rates. KWH revenues now include Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997.

Energy-related revenues (JCP&L only)
------------------------------------

      Generally, changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The increase for the three and six month periods was due primarily to increased sales to other utilities, higher energy cost rates and higher residential and commercial customer sales.

-------------------------

GPU Telcom revenues
-------------------

      GPU Telcom, a subsidiary engaged in certain telecommunication related businesses, was formed in 1997. Its 1998 revenues were derived from contracts for the leasing and construction of telecommunication infrastructure.

Other revenues

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The decrease for the three and six month periods is primarily due to a decrease in revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax, and a transitional energy facilities assessment effective January 1, 1998. (See COMPETITIVE ENVIRONMENT.)

GPUI Group

      The increase in GPUI Group revenues for the three and six month periods was due mainly to the inclusion of revenues from GPU PowerNet (PowerNet), which was acquired by GPU Electric in November 1997.

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

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)
---------------------------------------

      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, beginning on January 1, 1997, such cost variances for Met-Ed and Penelec are not subject to deferred accounting and have a current impact on earnings.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

      For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates; therefore, cost variances have a current impact on earnings. Lower fuel costs for Penelec contributed slightly to earnings for the six months ended June 30, 1998.

-------------------------

Other operation and maintenance (O&M)
-------------------------------------

      The increase in other O&M expenses for the three and six month periods was due primarily to increased GPUI Group O&M expenses resulting from the inclusion of PowerNet. The inclusion of O&M expenses for GPU Telcom, which was formed in 1997, also contributed to the increase for the three and six month periods. Also contributing to the increase for the six month period were expenses related to the reengineering of business processes to position the GPU Energy companies for deregulation.

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and six month periods was due mainly to the inclusion of PowerNet. A charge related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed and must be applied against JCP&L's stranded costs also contributed to the increase for the three month period.

Taxes, other than income taxes
------------------------------

      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However, effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment. This did not have a significant impact on earnings for the first six months of 1998.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Equity in undistributed earnings of affiliates, net
---------------------------------------------------

      The decrease in equity in undistributed earnings of affiliates, net for the three and six month periods was primarily due to decreased Midlands earnings due in part to lower weather-related sales.

Other income/(expense), net
---------------------------

      The increase in other income/(expense), net for the six month period was due primarily to gains realized by the GPUI Group from the sales of its interest in Solaris, and half its interest in Mid-Georgia in the first quarter of 1998. This increase was partially offset in the second quarter of 1998 by a charge to terminate a contract with one of Met-Ed's wholesale customers.

-------------------------------------

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Interest on long-term debt
--------------------------

      The increase in interest on long-term debt for the three and six month periods was due primarily to debt associated with the PowerNet acquisition. A portion of this debt was reduced in 1998 from proceeds received from GPU Electric's sale of its interest in Solaris and the sale of GPU, Inc. common stock.

Other interest
--------------

      The decrease in other interest for the three and six month periods was due to lower JCP&L short-term debt levels.


                         JCP&L RESULTS OF OPERATIONS
                         ---------------------------

     JCP&L's earnings for the second quarter ended June 30, 1998 were $37.7 million, compared to 1997 second quarter earnings of $32.3 million. The increase in earnings was due primarily to a second quarter 1997 charge of $5.5 million to settle a lawsuit related to the termination of the Freehold NUG contract. For the six months ended June 30, 1998, earnings were $87.8 million compared to $87.5 million for the same period last year.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1998 increased 0.1% to $478.9 million, as compared to the second quarter of 1997. For the six months ended June 30, 1998, revenues decreased 3.8% to $951.2 million as compared to the same period last year. The components of the changes are as follows:

                                                  (in millions)
                                       ----------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1998        June 30, 1998
                                       -------------        -------------


   KWH revenues                           $ 15.5              $ 13.3
   Energy-related revenues                  16.0                17.5
   Other revenues                          (30.8)              (68.2)
                                           -----               -----
        Increase/(decrease) in revenues   $  0.7              $(37.4)
                                           =====               =====

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three and six month periods was due to higher weather-related sales due to warmer June weather this year versus cooler than normal weather last year, an increase in the number of residential customers, and increased commercial customer usage.

---------------------------------------

Energy-related revenues
-----------------------

     Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The increase for the three and six month periods was due primarily to increased sales to other utilities, higher energy cost rates and higher residential and commercial customer sales.

Other revenues
--------------

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The decrease for the three and six month periods is primarily due to a decrease in revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax, and a transitional energy facilities assessment effective January 1, 1998. (See COMPETITIVE ENVIRONMENT.)

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

Other operation and maintenance
-------------------------------

     The decrease in other O&M expenses for the three and six month periods was primarily due to lower tree trimming and insurance expenses. For the six month period, this decrease was partially offset by higher expenses related to the reengineering of business processes to position JCP&L for deregulation.

Depreciation and amortization
-----------------------------

     The increase in depreciation and amortization expense for the three and six month periods was due primarily to additions to plant in service and slightly higher depreciation rates. A charge related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed and must be applied against JCP&L's stranded costs also contributed to the increase for the three month period.

Taxes, other than income taxes
------------------------------

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

---------------------------

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

     The increase in other income/(expense), net for the three and six month periods was due primarily to a second quarter 1997 charge of $5.5 million to settle a lawsuit related to the termination of the Freehold NUG contract.


                         MET-ED RESULTS OF OPERATIONS
                         ----------------------------

      Met-Ed incurred a loss for the second quarter ended June 30, 1998 of $168.9 million, compared to 1997 second quarter earnings of $14.0 million. The decrease was due to an extraordinary charge of $187.3 million, for writeoffs in connection with the PaPUC's Restructuring Order. Excluding the extraordinary charge, earnings for the second quarter of 1998 would have been $18.4 million. The increase in earnings on this basis was primarily due to increased KWH sales to customers partially offset by a charge to terminate a contract with one of Met-Ed's wholesale customers.

     For the six months ended June 30, 1998, losses amounted to $144.2 million compared to earnings of $53.6 million for the same period last year. Excluding the extraordinary charge mentioned above, earnings would have been $43.0 million. This earnings decrease was due primarily to the absence in 1998 of the step increase in unbilled revenue as a result of Met-Ed including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1998 increased 8.4% to $226.0 million, as compared to the second quarter of 1997. For the six months ended June 30, 1998, revenues decreased 0.7% to $460.8 million as compared to the same period last year. The components of the changes are as follows:

                                                  (in millions)
                                       ----------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1998        June 30, 1998

   KWH revenues                           $ 12.7              $(6.8)
   Other revenues                            4.8                3.8
                                            ----                ---
       Increase/(decrease) in revenues    $ 17.5              $(3.0)
                                            ====               ====

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three month period was due mainly to higher weather-related sales and increased commercial customer usage. The decrease in KWH revenues for the six month period was due primarily to the absence in 1998 of the step increase in unbilled revenue as a result of Met-Ed including its ECR in base rates, amounting to $13 million.

----------------------------------------

Other revenues
--------------

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings.

Other operation and maintenance
-------------------------------

     The decrease in other O&M expenses for the three month period was primarily due to lower expenses related to maintenance of substation equipment and overhead lines.

     The increase in other O&M expenses for the six month period was due to increased expenses related to the reengineering of business processes to position Met-Ed for deregulation and for maintenance of substation equipment and overhead lines. Additionally, increased other postretirement benefits costs affected both the three and six month periods.

Taxes, other than income taxes
------------------------------

     Effective January 1, 1997, Met-Ed's STAS was combined with base rates and is no longer subject to annual adjustment. The change for the six month period did not have a significant impact on earnings.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

     The decrease in other income/(expense), net for the three and six month periods was due to a charge to terminate a contract with one of Met-Ed's wholesale customers.


                        PENELEC RESULTS OF OPERATIONS
                        -----------------------------

     Penelec incurred a loss for the second quarter ended June 30, 1998 of $68.3 million, compared to 1997 second quarter earnings of $18.7 million. The decrease was due to an extraordinary charge of $87.8 million, for writeoffs in connection with the PaPUC's Restructuring Order. Excluding the extraordinary charge, earnings for the second quarter of 1998 would have been $19.5 million.

-----------------------------

     For the six months ended June 30, 1998, losses amounted to $41.8 million compared to earnings of $61.4 million for the same period last year. Excluding the extraordinary charge mentioned above, earnings would have been $46.0 million. This earnings decrease was due primarily to the absence in 1998 of the step increase in unbilled revenue as a result of Penelec including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1998 increased 1.0% to $250.4 million, as compared to the second quarter of 1997. For the six months ended June 30, 1998, revenues decreased 4.4% to $514.0 million as compared to the same period last year. The components of the changes are as follows:


                                                  (in millions)
                                       ---------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1998        June 30, 1998
                                       -------------        -------------

   KWH revenues                           $  1.7              $(20.1)
   Other revenues                            0.8                (3.5)
                                           -----               -----
       Increase/(decrease) in revenues    $  2.5              $(23.6)
                                           =====               =====

Kilowatt-hour revenues
----------------------

     The decrease in KWH revenues for the six month period was primarily due to the absence in 1998 of the step increase in unbilled revenue as a result of Penelec including its ECR in base rates, amounting to $15 million. Also contributing to the decrease were lower weather-related sales and decreased customer usage.

Other revenues
--------------

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. However, lower transmission revenues negatively affected the six month earnings comparison.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Effective January 1, 1997, Penelec ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings. Lower fuel costs and reserve capacity expense contributed to earnings for the first six months of 1998.

-----------------------------
Other operation and maintenance
-------------------------------

     The increase in other O&M expenses for the six month period was primarily due to increased storm and emergency related activity and increased expenses related to the reengineering of business processes to position Penelec for deregulation.

Taxes, other than income taxes
------------------------------

     Effective January 1, 1997, Penelec's STAS was combined with base rates and is no longer subject to annual adjustment. The change for the six month period did not have a significant impact on earnings.

                                  GPUI GROUP
                                  ----------

     The GPUI Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission, distribution and supply businesses in England and Australia. It also has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 megawatts (MW) (of which the GPUI Group's equity interest represents 458
MW) of capacity, and ten operating generating facilities located in foreign countries totaling 3,820 MW (of which the GPUI Group's equity interest represents 713 MW) of capacity. It also has investments in five generating facilities under construction totaling 1,833 MW (of which the GPUI Group's equity interest represents 339 MW) of capacity. The business of the GPUI Group includes investment, development and operation of these businesses and, when appropriate, purchase and sale of interests in particular businesses.

     At June 30, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $526 million; GPU, Inc. has also guaranteed up to an additional $893 million of GPUI Group obligations. GPU, Inc. has Securities and Exchange Commission (SEC) approval to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.1 billion as of June 30, 1998. At June 30, 1998, GPU, Inc. has remaining authorization to finance approximately $856 million of additional investments in FUCOs and EWGs.

     On June 1, 1998, Mid-Georgia, a 300 MW facility located in Kathleen, Georgia, began commercial operation. GPU International, Inc., the operator of the plant, and Sonat Energy Services Company each owns 50% of the facility. Mid-Georgia has a 30-year power purchase agreement to sell energy on a dispatchable basis to Georgia Power.

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


                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Year 2000 Issue
---------------

      GPU is addressing the year 2000 issue as it relates to its business, operations and operating systems, and its business dealings with third parties including customers, banks, partners, vendors, suppliers and service providers. Comprehensive reviews of all computers, equipment, systems and applications are being performed; remediation plans are being developed; and certain corrective actions have begun. GPU's remediation plans include, among other things, the upgrade or replacement of computers, equipment and computer software. Management currently believes that adequate resources are being allocated to this project and anticipates that GPU's remediation efforts will, in all material respects, be completed by the end of 1999. However, if GPU or critical third parties on which GPU relies are unable to successfully correct their year 2000 issue on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. Among other things, GPU's operations could be affected by a temporary inability to process transactions, send bills or operate electric generating stations, as well as by interruptions of electric service and reduced customer service. There can be no assurance as to the outcome of this matter.

      As part of their year 2000 solution, the GPU Energy companies have purchased and are installing an integrated information system (Project Enterprise) that will help them manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be fully operational in early 1999.

      The GPU Energy companies currently estimate they will spend $24.2 million (JCP&L $10.6 million; Met-Ed $7.4 million; Penelec $6.2 million) on year 2000 remediation of their computers, equipment and computer software. Of the $24.2 million, approximately $6.7 million (JCP&L $3 million; Met-Ed $2 million; Penelec $1.7 million) would have been spent in any event because of maintenance and cyclical replacement plans that are already in place. Also, an additional $8.1 million (JCP&L, Met-Ed and Penelec $2.7 million each) would have been needed to be spent on modifications to systems that are being replaced by Project Enterprise.

     The GPUI Group currently estimates it will spend approximately $9.2 million to address the year 2000 issue, primarily to replace or modify equipment.

Capital Expenditures
--------------------

GPU Energy Companies

     The GPU Energy companies' capital spending for the six months ended June 30, 1998 was $163 million (JCP&L $84 million; Met-Ed $29 million; Penelec $47 million; Other $3 million), and was used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. For 1998, capital expenditures are forecasted to be $410 million (JCP&L $198 million; Met-Ed $89 million; Penelec $110 million; Other $13), mainly related to the GPU Energy companies and will be used primarily for ongoing system development and to implement Project Enterprise. Expenditures for maturing obligations will total $43 million (JCP&L $13 million; Penelec $30 million) in 1998. A substantial portion of the GPU Energy companies' 1998 capital outlays will be satisfied through internally generated funds.

GPUI Group

     The GPUI Group's capital spending was $39 million for the six months ended June 30, 1998. For 1998, capital expenditures are forecasted to be $135 million. Expenditures for maturing obligations will total $589 million in 1998. A substantial portion of the GPUI Group's 1998 capital outlays will be required to be satisfied through external financings.

Financing

GPU, Inc.

     GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPUI GROUP for a discussion of GPU, Inc.'s remaining investment authorization).

GPU Energy Companies

     As a result of Pennsylvania legislation (see COMPETITIVE ENVIRONMENT), Met-Ed and Penelec may sell securitized transition bonds through a separate trust or other special purpose entity, and would use the proceeds to reduce stranded costs resulting from customer choice, including NUG contract buyout costs (see THE GPU ENERGY COMPANIES' SUPPLY PLAN), and to reduce capitalization. The timing and amount of any sale will depend upon the resolution of legal challenges and receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions. It is expected that similar legislation will be introduced in New Jersey to permit the sale of securitized transition bonds. See COMPETITIVE ENVIRONMENT for further discussion of these bonds.

     In May 1998, JCP&L redeemed $10 million stated value of cumulative preferred stock pursuant to mandatory sinking fund provisions. In June 1998, JCP&L redeemed $5 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

     JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. Met-Ed and Penelec are seeking regulatory approvals to issue and sell senior notes and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

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

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $286 million; Met-Ed $297 million; Penelec $532 million) at June 30, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, repurchase GPU, Inc. common stock, and to reduce acquisition debt of the GPUI Group. It is anticipated that definitive purchase agreements will be entered into in November 1998 and the divestiture completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

     In August 1998, Penelec and New York State Electric & Gas Corporation (NYSEG) entered into definitive agreements with Edison Mission Energy to sell the Homer City Station for a total purchase price of approximately $1.8 billion. Penelec and NYSEG each owns a 50% interest in the station, and will share equally in the net sale proceeds. The sale, which is subject to various federal and state regulatory approvals, is expected to be completed in the first quarter of 1999.

     In addition to the continued operation of the Oyster Creek Nuclear Generating Station (Oyster Creek), JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In July 1998, GPU, Inc. announced that it was unable to identify a buyer for the facility. A final decision on the plant will not be made until the New Jersey Board of Public Utilities (NJBPU) rules on JCP&L's restructuring filing.

     In July 1998, GPU entered into a Letter of Intent to sell Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen), a joint venture between PECO Energy and British Energy. The Letter of Intent initiates a 90-day period during which GPU and AmerGen will seek to negotiate a definitive agreement for the purchase and sale of TMI-1 and AmerGen will complete its due diligence review of the TMI-1 facility.

     Terms of the Letter of Intent (which assumes a December 31, 1999 closing date) are summarized as follows:

- The total cash purchase price is $100.6 million, which represents $23 million to be paid at financial closing for the plant, and $77.6 million for the nuclear fuel in the reactor to be paid in five equal annual installments beginning on December 31, 2000.

- AmerGen would make certain contingent payments of up to $80 million for the period January 1, 2002 through December 31, 2010 depending on the actual energy market clearing prices through 2010.

- GPU will purchase the energy and capacity from TMI-1 from January 1, 2000 through December 31, 2001, at predetermined rates.

- At financial closing, GPU will make additional deposits into the TMI-1 decommissioning trusts to bring the trust totals up to $320 million. If these trust funds cannot be transferred to AmerGen in a tax-effective manner, GPU will maintain the funds on AmerGen's behalf until they can be transferred without adverse tax consequences. At financial closing, AmerGen will assume all liability and obligation for decommissioning TMI-1.

- GPU will continue to own and hold the license for Three Mile Island Unit 2 (TMI-2), which would not be included in the sale agreement. No liability for TMI-2 or its decommissioning will be assumed by AmerGen.

- AmerGen will employ all employees located at TMI-1 at financial closing, and will also have the opportunity to offer positions to GPUN's headquarters staff. GPU will be responsible for all severance payments associated with these employees for a one year period following financial closing. AmerGen will accept the current collective bargaining agreement covering TMI-1 union employees.

     The sale will be subject to the satisfaction of various conditions, including the receipt of federal and state regulatory approvals prior to financial closing. Among other things, the regulatory approvals must be reasonably satisfactory to the parties and contain no terms or conditions which would have a material adverse effect on TMI-1 or the cost of the transaction to GPU, including GPU's full recovery of TMI-1 decommissioning costs. In addition, certain rulings from the Internal Revenue Service will be necessary with respect to the maintenance or transfer of the decommissioning trusts at the closing. There can be no assurance as to the outcome of these matters.

Recent Regulatory Actions
-------------------------

Pennsylvania
------------

     In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits one-third of Pennsylvania retail consumers to choose their electric supplier beginning January 1, 1999, two-thirds to choose by January 1, 2000 and all retail consumers to do so by January 1, 2001. The legislation requires the unbundling of rates for transmission, distribution and generation services. Utilities would have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge (CTC), subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see Note 1 of the Notes to Consolidated Financial Statements - Competition and the Changing Regulatory Environment.

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

     Effective January 1, 1997, transmission and distribution (T&D) rates charged to Pennsylvania retail customers are generally capped for 4 1/2 years, and generation rates are generally capped for up to nine years. Transmission and distribution of electricity will continue as a regulated monopoly. An independent system operator (ISO) will be responsible for coordinating the generation and transmission of electricity in an efficient and nondiscriminatory manner.

     In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. In June 1998, the PaPUC entered Restructuring Orders on the plans. The following are the highlights of the Restructuring Orders:

- While recommending no overall rate reductions, the Restructuring Orders have adopted lower unbundled T&D rates than the companies requested, by reallocating certain T&D costs to generation. This reallocation results in annual T&D rate reductions of approximately $59 million for Met-Ed and $68 million for Penelec, beginning January 1, 1999.

- Rejected the proposed use of a NUG Cost Rate to recover payments to NUGs in excess of amounts in current rates. The PaPUC has provided for a one-time determination of above-market NUG costs which would be recovered through a CTC, beginning January 1, 1999. Also, the PaPUC rejected Met-Ed and Penelec's requested recovery of 1997 and 1998 operating NUG deferrals, amounting to a disallowance of approximately $24 million for Met-Ed and $33 million for Penelec.

- Accepted Met-Ed and Penelec's proposed two stage ratemaking process for their fossil-fuel and hydroelectric generation asset divestiture (See Managing the Transition) whereby the ultimate level of stranded costs and resulting CTC rates would be determined after the actual net divestiture proceeds are known. Interim CTC rates would be established based upon the level of stranded costs approved in stage one.

- Adopted a market line higher than that recommended by Met-Ed and Penelec in determining stranded costs.

- Rejected Met-Ed and Penelec's proposal to adopt a levelized generation credit (shopping credit) for customers who choose alternative suppliers. Instead, the PaPUC-mandated shopping credit would rise over time consistent with the recommended market line determination and would provide for an approximately 10% guaranteed savings for shopping customers.

- Approved Met-Ed and Penelec's NUG buyout costs, but rejected their request for rate cap exceptions to recover these costs from retail customers.

- Modified Met-Ed and Penelec's proposed nuclear decommissioning recovery period and inflation assumptions and provided for recovery in Met-Ed and Penelec's respective CTC periods.

- Adopted an accelerated phase-in period which provides for customer choice for two-thirds of retail customers by January 2, 1999 and the remaining one-third by January 2, 2000.

     On July 20, 1998, Met-Ed and Penelec appealed the Restructuring Orders to the Commonwealth Court claiming more than 40 errors of law. Met-Ed and Penelec have also filed complaints in the U.S. District Court seeking both declaratory and injunctive relief challenging, among other things, the PaPUC's refusal in the Restructuring Orders to ensure full recovery of the costs of NUG contracts, as required by state and federal law.

     In addition, on July 20, 1998 Met-Ed and Penelec filed Alternative Restructuring Plans (Alternative Plans) with the PaPUC based on the provision in the Customer Choice Act that enables a utility to file an alternate plan if the PaPUC rejects the utility's initial plan. Met-Ed and Penelec believe that in the Restructuring Orders, the PaPUC has objected to essentially the entirety of their original restructuring plans and has therefore rejected these plans.

     The major elements of the Alternative Plans were as follows:

- Met-Ed and Penelec eliminated, modified or postponed until Phase II certain stranded cost claims. This action reduced the stranded cost claims by $130 million for Met-Ed and $150 million for Penelec from the previously requested amounts. The Phase II proceeding would adjust the CTC level to reflect the impact of the generating facilities sale proceeds.

- A rate mechanism to recover the costs of operating NUG projects over their contract lives that fully reconciles to actual market prices.

- T&D rates of 2.50 and 2.51 cents/kwh for Met-Ed and Penelec, respectively. The Restructuring Orders reflected a 2.26 cents/kwh rate for Met-Ed and a
     2.01 cents/kwh rate for Penelec.

- CTC rates were requested which allow full stranded cost recovery (other than NUGs and nuclear decommissioning, which are proposed to be recovered over the lives of the contracts or related plants) over a seven year period for Met-Ed and a two year period for Penelec.

- The generation tariffs (or shopping credits) were established to allow overall savings to shopping customers of 2.5% for Met-Ed and 5% for Penelec.

- If the Alternative Plans are ultimately rejected, Met-Ed and Penelec have stated that they would retain for shareholders any net proceeds above book value for generating facilities sold through the divestiture program, rather than the previous proposal that would have applied those net proceeds to offset other stranded costs.

     On August 5, 1998, the PaPUC rejected the Alternative Plans as invalid. Met-Ed and Penelec intend to appeal this action to the Commonwealth Court. There can be no assurance as to the outcome of these proceedings.

     In 1997, the PaPUC issued a final order that sets forth the guidelines for retail access pilot programs in Pennsylvania that give customers the ability to choose their electricity supplier. These pilot programs include residential, commercial and industrial class customers, and utilities are required to commit about 5% of load to retail access programs and unbundle their rates to allow customers to choose their electric generation supplier. The pilot program began November 1, 1997 and will run until the first phase of retail competition begins on January 1, 1999. Met-Ed and Penelec's pilot programs include approximately 5% of each company's load.

New Jersey
----------

     In April 1997, the NJBPU issued final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey and submitted the plan to the Governor and the Legislature for their consideration. The NJBPU had recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. It is currently expected that retail competition in New Jersey will not commence before the second quarter of 1999. The NJBPU also recommended a near-term electric rate reduction of 5% to 10% with the phase-in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

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

     In addition, the NJBPU is proposing that utilities unbundle their rates and allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be provided by an ISO, which would be responsible for maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

     In July 1997, New Jersey enacted energy tax legislation which eliminated the 13% gross receipts and franchise tax on utility bills effective January 1, 1998. Utilities are collecting from customers a 6% sales tax and paying a corporate business tax which amounts to 1-2% of revenues. Utilities are also paying a transitional energy facilities assessment which will phase out over five years and result in a 5-6% rate reduction to customers.

     In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey. Included in the plan were stranded cost, unbundled rate and restructuring filings. In December 1997, JCP&L submitted supplemental information regarding the proposed sale of its fossil-fuel and hydroelectric generating facilities (see Managing the Transition). Highlights of the plan include:

- Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, as initially recommended by the NJBPU, expanding to include all retail customers by July 1, 2000.

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

       -- a Market Energy and Capacity (MEC) Charge would be established on a monthly basis for a six-month period for electricity provided to customers for whom JCP&L continues to act as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier. The MEC would be based upon competitively "bidding out" the discrepancy between projected needs and projected resources. JCP&L would true-up the MEC charges for sales differences against its actual cost to provide that power, plus interest. The true-up would be recovered from, or credited to, the customers who were customers during that period, based upon their usage during such period. The MEC would be established every six months.

       --   a Societal Benefits Charge to recover demand-side  management costs,
            manufactured    gas   plant    remediation    costs,   and   nuclear
            decommissioning costs.

       -- a MTC to recover non-NUG stranded generation costs (other than Oyster Creek). This charge would include both owned generation and utility purchase power commitments. It is expected that the MTC would be in effect for less than a three-year period.

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

- The unbundling plan calls for an estimated 10% rate reduction, of which 2.1% became effective as part of JCP&L's Stipulation of Final Settlement (Final Settlement) approved by the NJBPU in 1997. The remaining reductions would be phased in over a two-year period beginning after the commencement of retail choice, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and, if legislation is enacted, the securitization of certain above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

- In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the early retirement of the plant to mitigate costs associated with its continued operation. A final decision on the plant's future will not be made until the NJBPU rules on JCP&L's restructuring filing. Nevertheless, JCP&L has proposed that the NJBPU approve an early retirement of Oyster Creek in September 2000, for ratemaking purposes. The ratemaking treatment being requested for Oyster Creek is as follows:

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

       -- JCP&L's net investment in Oyster Creek would be recovered through the Delivery Charge as a levelized annuity, effective with the commencement of retail choice through its original expected operating life, 2009.

- Stranded costs at the time originally proposed by the NJBPU for initial customer choice (September 30, 1998), on a present value basis, are estimated at $1.6 billion, of which $1.5 billion is for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek.

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

     Hearings with respect to the stranded cost and unbundled rate filings have been completed and an ALJ recommended decision is scheduled to be issued in August. The NJBPU is not expected to issue final decisions until after legislation is enacted, but to date no legislation has been introduced. Evidentiary hearings before the NJBPU with respect to the separate restructuring filing were held jointly with the other New Jersey utilities, and briefs have been filed. A NJBPU decision is expected coincident with decisions in the stranded cost and unbundled rates proceedings. There can be no assurance as to the outcome of these proceedings.

     JCP&L has received NJBPU approval for a one-year pilot program offering customers in Monroe Township, New Jersey, a choice of their electric energy supplier. The pilot program began in September 1997, and can be extended until the first phase of competition begins in October 1998. Since it is expected that the start of retail competition will be delayed beyond October 1998, JCP&L recently requested an extension of the program through the second quarter of 1999. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

Other

     In November 1997, the FERC issued an order to the Pennsylvania-New Jersey-Maryland (PJM) Power Pool which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective January 1, 1998. The implementation of a single-system rate is not expected to affect total transmission revenues. It would, however, increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory.

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

     The Clinton administration announced a Comprehensive Electricity Competition Plan which proposes, among other things, customer choice by January 1, 2003, stranded cost recovery, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The plan does, however, allow states to opt out of the mandate if they believe consumers would be better served by an alternative policy. The administration's plan was submitted to Congress in June 1998.

Nonutility Generation Agreements
--------------------------------

     Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of June 30, 1998, facilities covered by these agreements having 1,666 MW (JCP&L 905 MW; Met-Ed 356 MW; Penelec 405 MW) of capacity were in service. Although the Pennsylvania legislation and the NJEMP in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Note 1 of the Notes to Consolidated Financial Statements - Competition and the Changing Regulatory Environment.)

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

     In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. These agreements are contingent upon Met-Ed and Penelec obtaining a PaPUC order allowing for the full recovery of the buyout payments through retail rates. Based on the PaPUC's Restructuring Orders in Met-Ed and Penelec's proceedings which provides a CTC mechanism that fails to guarantee full and timely cost recovery, management believes that recovery of these buyout payments will not be acceptable to Met-Ed and Penelec. Full recovery of these payments was requested in the Alternative Plans filed by Met-Ed and Penelec in July 1998. On August 5, 1998, the PaPUC rejected the Alternative Plans as invalid. Met-Ed and Penelec intend to appeal this action to the Commonwealth Court. There can be no assurance as to the outcome of this matter.


                              ACCOUNTING MATTERS
                              ------------------

     Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In response to these concerns, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) concluded in June 1997 that utilities are no longer subject to FAS 71, for a separable portion of their business, when they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

     On June 30, 1998, Met-Ed and Penelec received PaPUC Restructuring Orders on their restructuring plans. The Restructuring Orders, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" with respect to their electric generation operations, effective April 1, 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. JCP&L will discontinue the application of FAS 71 and adopt FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     In accordance with Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," GPU performed impairment tests on the June 30, 1998 net book value of the GPU Energy companies' generation facilities. These tests determined that GPU's net investment in TMI-1 was impaired. No impairment existed for the fossil fuel and hydroelectric generating plants or for Oyster Creek as of that date. GPU's investment in TMI-1 was written down by $472 million (pre-tax) (JCP&L $123 million; Met-Ed $235 million; Penelec $114 million) to reflect its fair market value. The amount written off was re-established as a regulatory asset since management believes it is probable of recovery in the restructuring process due to expected gains on the sale of the fossil fuel and hydroelectric generating plants being projected to exceed the TMI-1 writedown amount.

     In June 1998,  Statement of  Financial  Accounting  Standards  No. 133 (FAS
133), "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133 requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. To comply with this statement, GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or reported as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU expects to adopt this statement in the first quarter of 2000. GPU is in the process of evaluating the impact of FAS 133.

                                   PART II

ITEM 1 -    LEGAL PROCEEDINGS
            -----------------

            Information concerning the current status of certain legal proceedings instituted against the GPU, Inc. and the GPU Energy companies discussed in Part I of this report in Combined Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

ITEM 5 -    OTHER EVENTS
            ------------

            On August 6, 1998, the Board of Directors of GPU, Inc. adopted a Shareholders Rights Plan (The Plan) that is intended to assure fair and equal treatment for all GPU, Inc. shareholders in the event of a hostile takeover attempt. The Plan requires approval by the SEC under the Public Utility Holding Company Act of 1935. The Plan is not being adopted because of any specific takeover offer or threat and is designed to encourage a potential acquirer to negotiate with the Board of Directors a fair price for all shareholders to realize the long-term value of their investment in GPU, Inc.

            Following approval of the Plan by the SEC, GPU will make a distribution of one right for each outstanding share of GPU, Inc's common stock. Shareholders are not required to take any action to receive their rights distribution.

            Prior to the date upon which the rights would become exercisable under the Plan, GPU, Inc's outstanding stock certificates will represent both the shares of GPU, Inc. common stock and the rights, and the rights will trade only with the shares. Upon a "triggering event" under the Plan (ten days after a person or group acquires or announces, without the prior consent of the Board of Directors, a tender or exchange offer to acquire ten percent or more of GPU, Inc's outstanding common stock), the rights will become exercisable and will trade independently of the outstanding shares.

            After a party acquires ten percent or more of GPU, Inc. common stock, each right, except those held by an acquiring person, will entitle the holder to purchase at the exercise price additional GPU, Inc. common shares having a current market value of two times the exercise price.

            If GPU is acquired in a merger or other business combination after a person has acquired ten percent of GPU, Inc. common stock, each right, except those held by an acquiring person, will entitle the holder to purchase, at the exercise price, common stock of the acquirer or the surviving company having a current market value of two times the exercise price.

            GPU may redeem the rights at  one-tenth of one cent per right at the
            direction   of  the  Board  of  Directors  at  any  time  before  an
            acquisition of ten percent of GPU, Inc.'s common stock.

            A copy of the related shareholder rights agreement is being filed as an exhibit.


ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            (a)  Exhibits

                  (4) Instruments Defining the Rights of Security Holders, including Indentures.

                        Form of Rights Agreement between GPU, Inc. and ChaseMellon Shareholder Services, L.L.C.

                 (10)  Material Contracts.

                        A  -  Severance   Protection  Agreement  for  Dennis  P.
                        Baldassari, dated June 5, 1997.

                        B  -  Severance   Protection  Agreement  for  Thomas  G.
                        Broughton, dated June 5, 1997.

                        C - Severance Protection Agreement for John G. Graham, dated June 5, 1997.

                        D - Severance Protection Agreement for Fred D. Hafer, dated June 5, 1997.

                        E - Severance Protection Agreement for Ira H. Jolles, dated June 5, 1997.

                        F - Severance Protection Agreement for Bruce L. Levy, dated June 5, 1997.

                        G - Severance Protection Agreement for Robert L. Wise, dated June 5, 1997.

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

                 (27)   Financial Data Schedules
                        A - GPU, Inc. and Subsidiary Companies
                        B - JCP&L
                        C - Met-Ed
                        D - Penelec

            (b) Reports on Form 8-K:

                 GPU, Inc.:

                 Dated May 22, 1998, under Item 5 (Other Events).
                 Dated May 27, 1998, under Item 5 (Other Events). (Form 8-K/A) Dated June 5, 1998, under Item 5 (Other Events).
                 Dated July 17, 1998, under Item 5 (Other Events).
                 Dated July 21, 1998, under Item 5 (Other Events).
                 Dated August 3, 1998, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:

                 Dated July 17, 1998, under Item 5 (Other Events).

                 Metropolitan Edison Company:

                 Dated May 26, 1998, under Item 5 (Other Events). Dated May 27, 1998, under Item 5 (Other Events). (Form 8-K/A) Dated June 5,
                 1998,  under Item 5 (Other Events).  Dated July 17, 1998, under
                 Item 5 (Other Events). Dated July 21, 1998, under Item 5 (Other Events).

                 Pennsylvania Electric Company:

                 Dated May 22, 1998, under Item 5 (Other Events).
                 Dated May 27, 1998, under Item 5 (Other Events). (Form 8-K/A) Dated June 5, 1998, under Item 5 (Other Events).
                 Dated July 17, 1998, under Item 5 (Other Events).
                 Dated July 21, 1998, under Item 5 (Other Events).
                 Dated August 3, 1998, under Item 5 (Other Events).

                                  Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.



August 14, 1998                     By:    /s/ J. G. Graham
                                          ---------------------
                                          J. G. Graham, Senior Vice President
                                          (Chief Financial Officer)



August 14, 1998                     By:    /s/ F. A. Donofrio
                                          ---------------------
                                          F. A. Donofrio, Vice President
                                          and Comptroller
                                          (Chief Accounting Officer)



                                          JERSEY CENTRAL POWER & LIGHT COMPANY
                                          METROPOLITAN EDISON COMPANY
                                          PENNSYLVANIA ELECTRIC COMPANY



August 14, 1998                     By:    /s/ D. Baldassari
                                          ---------------------
                                          D. Baldassari, President
                                          (Principal Operating Officer)


August 14, 1998                     By:    /s/ D. W. Myers
                                          ---------------------
                                          D. W. Myers, Vice President
                                          and Comptroller
                                          (Principal Accounting Officer)