Form 10-Q
period 1998-09-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1998-11-10
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                              -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to ------------------


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


      The number of shares outstanding of each of the issuer's classes of voting stock, as of October 30, 1998, was as follows:
                                                                          Shares
Registrant                           Title                          Outstanding
----------------------------------   ----------------------------   -----------

GPU, Inc.                            Common Stock, $2.50 par value  127,963,926
Jersey Central Power & Light Company Common Stock, $10 par value     15,371,270
Metropolitan Edison Company          Common Stock, no par value         859,500
Pennsylvania Electric Company        Common Stock, $20 par value      5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                               September 30, 1998

                                Table of Contents
                                -----------------


                                                                            Page
                                                                         ----
PART I - Financial Information

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                 3
            Statements of Income                                           5
            Statements of Cash Flows                                       6

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                 7
            Statements of Income                                           9
            Statements of Cash Flows                                      10

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                11
            Statements of Income                                          13
            Statements of Cash Flows                                      14

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                15
            Statements of Income                                          17
            Statements of Cash Flows                                      18

      Combined Notes to Consolidated Financial Statements                 19

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                        51

PART II - Other Information                                               79

Signatures                                                                80

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

                           GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------

                                                        In Thousands
                                                  ---------------------------
                                                  September 30,  December 31,
                                                     1998          1997
                                                  ------------   -------------
                                   (Unaudited)
ASSETS
Utility Plant:
  In service, at original cost                   $10,832,810   $11,150,677
  Less, accumulated depreciation                   4,341,080     4,050,165
                                                  ----------     ---------
    Net utility plant in service                   6,491,730     7,100,512
  Construction work in progress                      175,499       250,050
  Other, net                                         148,298       159,009
                                                  ----------     ---------
       Net utility plant                           6,815,527     7,509,571
                                                  ----------     ---------

Other Property and Investments:
  GPUI Group equity investments (Note 4)             648,304       596,679
  Goodwill, net                                      523,756       581,364
  Nuclear decommissioning trusts,
     at market (Note 1)                              635,689       579,673
  Nuclear fuel disposal trust, at market             115,423       108,652
  Other, net                                         216,033       252,335
                                                  ----------     ---------
       Total other property and investments        2,139,205     2,118,703
                                                  ----------     ---------

Current Assets:
  Cash and temporary cash investments                248,276        85,099
  Special deposits                                    47,247        27,093
  Accounts receivable:
    Customers, net                                   335,921       290,247
    Other                                            113,992       104,441
  Unbilled revenues                                  130,387       147,162
  Materials and supplies, at average cost
          or less:
    Construction and maintenance                     158,767       187,799
    Fuel                                              34,949        40,424
  Investments held for sale                           22,098       106,317
  Deferred income taxes                               74,164        83,962
  Prepayments                                        116,216        55,613
  Other                                               -              1,023
                                                  ----------     ---------
      Total current assets                         1,282,017     1,129,180
                                                  ----------     ---------

Deferred Debits and Other Assets:
  Competitive transition charge (Notes 1 & 2)        989,815           -
  Other regulatory assets, net (Note 1)            2,900,585     1,547,478
  Deferred income taxes                            1,979,072       383,169
  Other                                              191,176       134,833
       Total deferred debits and other assets      6,060,648     2,065,480
                                                  ----------     ---------






       Total Assets                              $16,297,397   $12,822,934
                                                 ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           GPU, INC. AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------


                                                          In Thousands
                                                   ------------------------
                                                  September 30, December 31,
                                                      1998           1997
                                                  ------------ ------------
                                   (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                   $   331,958      $314,458
  Capital surplus                                  1,010,373       755,040
  Retained earnings                                2,278,770     2,140,712
  Accumulated other
         comprehensive income/
         (loss)(Note 6)                              (43,743)      (29,296)
                                                    --------      --------
    Total                                          3,577,358     3,180,914
  Less, reacquired common stock, at cost              78,349        80,984
                                                  ----------    ----------

    Total common stockholders' equity              3,499,009     3,099,930
  Cumulative preferred stock:
    With mandatory redemption                         86,500        91,500
    Without mandatory redemption                      66,478        66,478
  Subsidiary-obligated mandatorily
    redeemable preferred securities                  330,000       330,000
  Long-term debt                                   4,214,057     4,325,972
                                                   ---------     ---------
       Total capitalization                        8,196,044     7,913,880
                                                   ---------     ---------



Current Liabilities:
  Securities due within one year                     264,610       631,934
  Notes payable                                      298,393       353,214
  Obligations under capital leases                   129,440       138,919
  Accounts payable                                   415,321       413,791
  Taxes accrued                                      104,078        48,304
  Interest accrued                                    71,343        83,947
  Deferred energy credits                              7,771        25,645
  Other                                              285,721       325,681
                                                   ---------     ---------
       Total current liabilities                   1,576,677     2,021,435
                                                   ---------     ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                            2,964,223     1,566,131
  Unamortized investment tax credits                 115,960       123,162
  Three Mile Island Unit 2 future costs              464,304       448,808
  Nonutility generation contract loss liability    1,810,350           -
  Other                                            1,169,839       749,518
                                                   ---------     ---------
      Total deferred credits and other
          liabilities                              6,524,676     2,887,619
                                                   ---------     ---------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization      $16,297,397   $12,822,934
                                                 ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                         In Thousands
                                                    (Except Per Share Data)
                                                Three Months             Nine Months
                                              Ended September 30,     Ended  September 30,
                                              -------------------     --------------------
                                                1998       1997        1998        1997
                                                ----       ----        ----        -----


Operating Revenues                          $1,168,779 $1,117,140  $3,226,975  $3,110,935
                                             ---------  ---------   ---------   --------


Operating Expenses:
  Fuel                                         119,692     98,704     316,745     288,730
  Power purchased and interchanged             338,275    282,694     857,490     771,513
  Deferral of energy costs, net                 (7,585)     4,900     (18,915)     11,629
  Other operation and maintenance              308,836    268,027     810,064     721,867
  Depreciation and amortization                127,592    125,002     389,608     355,258
  Taxes, other than income taxes                56,019     95,186     170,777     271,589
                                             ---------  ---------   ---------   ---------

     Total operating expenses                  942,829    874,513   2,525,769   2,420,586
                                             ---------  ---------   ---------  ----------


Operating Income Before Income Taxes           225,950    242,627     701,206     690,349
  Income taxes                                  48,320     65,341     164,929     183,996
                                             ---------  ---------   ---------   ---------

Operating Income                               177,630    177,286     536,277     506,353
                                             ---------  ---------   ---------   --------


Other Income and Deductions:
  Allowance for other funds used during
    construction                                   188        274         737         935
  Equity in undistributed earnings/(losses)
    of affiliates, net (Note 4)                 12,038   (138,309)     42,882     (85,995)
  Other income/(expense), net                    3,465     (4,759)     44,377       1,472
  Income taxes                                  (8,035)    58,477     (26,755)     46,980
                                              ---------  ---------   ---------  ---------

     Total other income and deductions           7,656    (84,317)     61,241     (36,608)
                                             ---------  ---------   ---------   ---------


Income Before Interest Charges
  and Preferred Dividends                      185,286     92,969     597,518     469,745
                                             ---------  ---------   ---------   --------


Interest Charges and Preferred Dividends:
  Long-term debt                                78,309     57,374     240,243     171,009
  Subsidiary-obligated mandatorily
    redeemable preferred securities              7,222      7,222      21,666      21,666
  Other interest                                 8,933      9,261      26,776      27,900
  Allowance for borrowed funds used
    during construction                         (1,201)    (1,104)     (3,548)     (3,547)
  Preferred stock dividends of subsidiaries      2,624      2,890       8,516       9,491
                                              ---------  ---------   ---------  ---------

     Total interest charges and
       preferred dividends                      95,887     75,643     293,653     226,519
                                             ---------  ---------   ---------   ---------


Minority interest net income                       708        422       1,457       1,035
                                             ---------  ---------   ---------   --------


Income Before Extraordinary Item                88,691     16,904     302,408     242,191
Extraordinary item (net of income taxes
  of $178,790 and $16,300)(Notes 1 & 2)        249,355        -       (25,755)       -
                                             ---------  ---------   ---------   ---------

Net Income                                  $  338,046 $   16,904  $  276,653  $  242,191
                                             =========  =========   =========  ==========


Basic - Earnings Per Avg. Common Share
  Before Extraordinary Item                 $     0.69 $     0.58  $     2.38  $     2.01
Extraordinary Item                                1.96         -        (0.20)        -
                                             ---------   ---------  ---------   ---------

Basic - Earnings Per Avg. Common Share      $     2.65 $     0.58  $     2.18  $     2.01
                                             =========  =========   =========  ==========

        Avg. Common Shares Outstanding         127,940    120,762     126,796     120,694
                                             =========  =========   =========   =========


Diluted - Earnings Per Avg. Common Share
  Before Extraordinary Item                 $     0.69 $     0.58  $     2.38  $     2.00
Extraordinary Item                                1.96         -        (0.20)      -
                                             ---------   ---------  ---------   ---------

Diluted - Earnings Per Avg. Common Share    $     2.65 $     0.58  $     2.18  $     2.00
                                             =========  =========   =========   =========

        Avg. Common Shares Outstanding         128,068    121,068     127,019     120,979
                                             =========  =========   =========   =========


Cash Dividends Paid Per Share               $     .515 $     .500  $     1.53  $    1.485
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

                                       5

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               In Thousands
                                                       -------------------------
                                                                Nine Months
                                                            Ended September 30,
                                                       -------------  ----------
                                                            1998         1997
Operating Activities:
  Net income                                            $ 276,653    $ 242,191
  Extraordinary item (net of income tax
    benefit of $16,300)  (Note 2)                          25,755          -
                                                         --------     --------
  Income before extraordinary item                        302,408      242,191
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         414,688      370,769
    Amortization of property under capital leases          40,323       36,867
    PaPUC restructuring rate orders  (Notes 1 & 2)         68,500          -
    Gain on sale of investments                           (43,600)         -
    Equity in undistributed (earnings)/losses
      of affiliates, net of distributions received        (30,025)     123,023
    Nuclear outage maintenance costs, net                  12,461        8,685
    Deferred income taxes and investment tax
      credits, net                                       (123,004)     (68,815)
    Deferred energy and capacity costs, net               (17,835)      11,629
    Accretion income                                       (7,380)      (8,070)
    Allowance for other funds used
      during construction                                    (737)        (935)
  Changes in working capital:
    Receivables                                            (2,986)     (51,480)
    Materials and supplies                                  5,480        1,995
    Special deposits and prepayments                      (57,113)     (15,808)
    Payables and accrued liabilities                       17,479        1,373
  Nonutility generation contract buyout costs             (21,667)     (49,050)
  Other, net                                               15,808      (25,136)
                                                         --------     --------
     Net cash provided by operating activities            572,800      577,238
                                                         --------     --------

Investing Activities:
  Capital expenditures:
     GPU Energy companies                                (213,154)    (235,941)
     GPUI Group                                           (49,428)     (97,565)
  Proceeds from sale of investments                       163,768          -
  Contributions to decommissioning trusts                 (38,057)     (30,764)
  Other, net                                               14,256       12,104
                                                         --------     --------
     Net cash used for investing activities              (122,615)    (352,166)
                                                         --------     --------


Financing Activities:
  Issuance of long-term debt                              226,355      130,471
  Increase/(Decrease) in notes payable, net               (54,821)      60,227
  Retirement of long-term debt                           (474,889)    (166,601)
  Capital lease principal payments                        (38,695)     (38,884)
  Issuance of common stock                                269,448          -
  Redemption of preferred stock of subsidiaries           (15,000)     (20,000)
  Dividends paid on common stock                         (192,149)    (179,188)
     Net cash required by financing activities           (279,751)    (213,975)
                                                         --------     --------
Effect of exchange rate changes on cash                    (7,257)        (178)
                                                         --------     --------


Net increase in cash and temporary
  cash investments from above activities                  163,177       10,919
Cash and temporary cash investments, beginning of year     85,099       31,604
                                                         --------     --------
Cash and temporary cash investments, end of period      $ 248,276    $  42,523
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $ 295,338    $ 240,524
                                                         ========     ========
  Income taxes paid                                     $ 254,411    $ 187,503
                                                         ========     ========
  New capital lease obligations incurred                $  30,587    $  39,306
                                                         ========     ========
  Common stock dividends declared but not paid          $     -      $    -
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets

                                                      In Thousands
                                                 -------------------------
                                                 September 30, December 31,
                                                     1998        1997
                                                  ---------     ---------
                                   (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                   $4,692,874   $4,671,568
  Less, accumulated depreciation                  2,149,280    2,007,427
    Net utility plant in service                  2,543,594    2,664,141
  Construction work in progress                      75,163      124,887
  Other, net                                        101,183       92,654
                                                  ---------    ---------
      Net utility plant                           2,719,940    2,881,682
                                                  ---------    ---------


Other Property and Investments:
  Nuclear decommissioning trusts,
     at market (Note 1)                             375,967      343,434
  Nuclear fuel disposal trust, at market            115,423      108,652
  Other, net                                          8,930        8,951
                                                  ---------    ---------
       Total other property and investments         500,320      461,037
                                                  ---------    ---------


Current Assets:
  Cash and temporary cash investments                 9,846        2,994
  Special deposits                                    6,177        6,778
  Accounts receivable:
    Customers, net                                  190,987      153,753
    Other                                            29,641       18,225
  Unbilled revenues                                  54,615       59,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                     81,463       90,037
    Fuel                                             12,687       14,260
  Deferred income taxes                              20,001       27,536
  Prepayments                                        66,327       14,468
                                                  ---------    ---------
      Total current assets                          471,744      387,738
                                                  ---------    ---------


Deferred Debits and Other Assets:
  Other regulatory assets, net (Note 1)             792,969      736,476
  Deferred income taxes                             181,374      154,708
  Other                                              22,444       19,909
                                                  ---------    ---------
       Total deferred debits and other assets       996,787      911,093
                                                  ---------    ---------







       Total Assets                              $4,688,791   $4,641,550
                                                 ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                               Consolidated Balance Sheets


                                                          In Thousands
                                                  ----------------------------
                                                  September 30,    December 31,
                                                      1998           1997
                                                  -------------    ------------
                                   (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                    $  153,713       $153,713
  Capital surplus                                    510,769        510,769
  Retained earnings                                  942,714        875,639
                                                   ---------      ---------
    Total common stockholder's equity              1,607,196      1,540,121
  Cumulative preferred stock:
    With mandatory redemption                         86,500         91,500
    Without mandatory redemption                      37,741         37,741
  Company-obligated mandatorily
    redeemable preferred securities                  125,000        125,000
  Long-term debt                                   1,173,472      1,173,304
                                                   ---------      ---------
       Total capitalization                        3,029,909      2,967,666
                                                   ---------      ---------



Current Liabilities:
  Securities due within one year                       2,512         12,511
  Notes payable                                       72,493        115,254
  Obligations under capital leases                    87,929         79,419
  Accounts payable:
    Affiliates                                        33,293         27,167
    Other                                            122,415        113,822
  Taxes accrued                                       24,886          3,966
  Deferred energy credits                              7,771         25,645
  Interest accrued                                    29,693         26,021
  Other                                              105,993         76,529
                                                   ---------      ---------
      Total current liabilities                      486,985        480,334
                                                   ---------      ---------



Deferred Credits and Other Liabilities:
  Deferred income taxes                              637,256        644,562
  Unamortized investment tax credits                  50,775         54,675
  Nuclear fuel disposal fee                          139,684        134,326
  Three Mile Island Unit 2 future costs              116,101        112,227
  Other                                              228,081        247,760
                                                   ---------      ---------
       Total deferred credits and
          other liabilities                        1,171,897      1,193,550
                                                   ---------      ---------


Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization       $4,688,791     $4,641,550
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



                  JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                               ---------------------------------
                                   (Unaudited)

                                                                 In  Thousands
                                                ---------------------------------------------
                                                    Three Months              Nine Months
                                                Ended September 30,      Ended  September 30,
                                                -------------------     ---------------------
                                                   1998        1997       1998       1997
                                                   ----        ----       ----       -----


Operating Revenues                             $ 647,625   $ 602,900    $1,598,853  $1,591,569
                                                --------    --------    ----------   ---------



Operating Expenses:
  Fuel                                            29,709      27,633        72,453      73,703
  Power purchased and interchanged:
    Affiliates                                    31,320       7,513        46,388      14,719
    Others                                       193,237     172,432       501,942     451,538
  Deferral of energy and capacity costs, net      (7,585)      4,900       (18,915)     11,629
   Other operation and maintenance               140,632     115,531       354,392     331,808
  Depreciation and amortization                   55,435      68,940       187,114     190,178
  Taxes, other than income taxes                  27,796      64,050        75,330     176,878
                                                -------     --------      --------   ---------
     Total operating expenses                    470,544     460,999     1,218,704   1,250,453
                                                --------    --------      --------   ---------

Operating Income Before Income Taxes             177,081     141,901       380,149     341,116
  Income taxes                                    59,748      39,374       119,099      85,466
                                                --------    --------      --------   ---------

Operating Income                                 117,333     102,527       261,050     255,650
                                                --------    --------      --------   ---------



Other Income and Deductions:
  Allowance for other funds used during
    construction                                     184          65           652         332
  Other income, net                                2,314       1,975         7,232       2,122
  Income taxes                                    (1,095)      1,583        (3,437)     (1,244)
                                                --------    --------      --------   ---------
     Total other income and deductions             1,403       3,623         4,447       1,210
                                                --------    --------      --------   ---------

Income Before Interest Charges and
  Dividends on Preferred Securities              118,736     106,150       265,497     256,860
                                                --------    --------     ---------   ---------

Interest Charges:
  Long-term debt                                  21,814      22,434        65,455      67,779
  Company-obligated mandatorily
    redeemable preferred securities                2,675       2,675         8,025       8,025
  Other interest                                   3,058       4,022         8,645      11,680
  Allowance for borrowed funds used
    during construction                             (418)      (287)        (1,336)     (1,491)
                                                --------   ---------      --------   ---------
     Total interest charges                       27,129      28,844        80,789      85,993
                                                --------    --------      --------   ---------

Net Income                                        91,607      77,306       184,708     170,867
  Preferred stock dividends                        2,330       2,597         7,633       8,638
                                                --------    --------      --------    --------
Earnings Available for Common Stock            $  89,277  $  74,709     $  177,075  $  162,229
                                                ========   ========     ==========  ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                       9

              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              In  Thousands
                                                        -----------------------
                                                               Nine Months
                                                        Ended September 30,
                                                        -----------------------
                                                           1998         1997
                                                           ----         ----
Operating Activities:
  Net income                                            $ 184,708     $170,867
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         206,758      201,149
    Amortization of property under capital leases          22,010       21,195
    Nuclear outage maintenance costs, net                   5,393       10,925
    Deferred income taxes and investment tax
      credits, net                                        (37,052)     (29,818)
    Deferred energy and capacity costs, net               (17,835)      11,629
    Accretion income                                       (7,380)      (8,070)
    Allowance for other funds used
      during construction                                    (652)        (332)
  Changes in working capital:
    Receivables                                           (43,577)     (10,528)
    Materials and supplies                                  2,580        4,521
    Special deposits and prepayments                      (51,259)     (32,116)
    Payables and accrued liabilities                       62,009      (14,584)
  Nonutility generation contract buyout costs             (15,000)     (30,500)
  Other, net                                               32,507        4,367
                                                         --------    ---------
     Net cash provided by operating activities            343,210      298,705
                                                         --------    ---------

Investing Activities:
  Capital expenditures                                   (111,704)    (116,026)
  Contributions to decommissioning trusts                 (20,775)     (13,502)
  Other, net                                               (6,214)      (7,603)
                                                        ---------    ---------
    Net cash used for investing activities               (138,693)    (137,131)
                                                        ---------    ---------

Financing Activities:
  Increase/(Decrease) in notes payable, net               (42,761)      75,000
  Retirement of long-term debt                                -        (80,075)
  Capital lease principal payments                        (21,965)     (20,289)
  Redemption of preferred stock                           (15,000)     (20,000)
  Dividends paid on common stock                         (110,000)     (95,000)
  Dividends paid on preferred stock                        (7,939)      (9,062)
                                                        ---------    ---------
     Net cash required  by financing activities          (197,665)    (149,426)
                                                        ---------    ---------

Net increase in cash and temporary
  cash investments from above activities                    6,852       12,148
Cash and temporary cash investments, beginning of year      2,994        1,321
                                                         --------    ---------
Cash and temporary cash investments, end of period      $   9,846    $  13,469
                                                         ========    =========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  83,893    $  93,035
                                                         ========    =========
  Income taxes paid                                     $ 139,334    $  91,518
                                                         ========    =========
  New capital lease obligations incurred                $  30,515    $  10,431
                                                         ========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------

                                                              In  Thousands
                                                     --------------------------
                                                     September 30, December 31,
                                                         1998         1997
                                                    ------------  ------------
                                   (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                         $2,211,270   $2,411,810
  Less, accumulated depreciation                          983,516      919,771
                                                        ---------    ---------
   Net utility plant in service                         1,227,754    1,492,039
  Construction work in progress                            45,013       45,435
  Other, net                                               27,725       39,056
                                                        ---------    ---------
       Net utility plant                                1,300,492    1,576,530
                                                        ---------    ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)      185,991      168,110
  Other, net                                               11,990       11,958
                                                        ---------    ---------
     Total other property and investments                 197,981      180,068
                                                        ---------    ---------

Current Assets:
  Cash and temporary cash investments                       3,458        6,116
  Special deposits                                          1,038        1,055
  Accounts receivable:
    Customers, net                                         68,260       65,156
    Other                                                  46,879       29,399
  Unbilled revenues                                        38,637       39,747
  Materials and supplies, at average cost or less:
    Construction and maintenance                           24,254       38,597
    Fuel                                                    8,332       11,323
  Deferred income taxes                                     2,945        2,945
  Prepayments                                              12,030        6,762
                                                        ---------    ---------
      Total current assets                                205,833      201,100
                                                        ---------    ---------

Deferred Debits and Other Assets:
  Competitive transition charge (Notes 1 & 2)             657,655          -
  Other regulatory assets, net (Note 1)                   909,840      450,687
  Deferred income taxes                                   713,183       87,332
  Other                                                    20,622       14,069
                                                        ---------    ---------
       Total deferred debits and other assets           2,301,300      552,088
                                                        ---------    ---------



       Total Assets                                    $4,005,606   $2,509,786
                                                       ==========   ==========




The accompanying notes are an integral part of the consolidated financial statements.

                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------



                                                              In  Thousands
                                                     --------------------------
                                                     September 30, December 31,
                                                         1998         1997
                                                    ------------  ------------
                                   (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                         $   66,273      $66,273
  Capital surplus                                         370,200      370,200
  Retained earnings                                       241,201      268,634
  Accumulated other comprehensive income (Note 6)          11,595       12,487
                                                          -------      -------

    Total common stockholder's equity                     689,269      717,594
  Cumulative preferred stock                               12,056       12,056
  Company-obligated mandatorily
    redeemable preferred securities                       100,000      100,000
  Long-term debt                                          576,903      576,924
                                                        ---------   ----------
      Total capitalization                              1,378,228    1,406,574
                                                        ---------   ----------



Current Liabilities:
  Securities due within one year                               24           22
  Notes payable                                            76,200       67,279
  Obligations under capital leases                         27,030       38,372
  Accounts payable:
    Affiliates                                             57,333       62,873
    Other                                                 108,938       95,589
  Taxes accrued                                            14,305       21,455
  Interest accrued                                         10,335       15,903
  Other                                                    54,383       33,351
                                                        ---------   ----------
       Total current liabilities                          348,548      334,844
                                                        ---------   ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                   968,551      412,692
  Three Mile Island Unit 2 future costs                   232,102      224,354
  Unamortized investment tax credits                       27,632       29,134
  Nuclear fuel disposal fee                                31,554       30,343
  Nonutility generation contract loss liability           792,830          -
  Other                                                   226,161       71,845
                                                        ---------   ----------
       Total deferred credits and other liabilities     2,278,830      768,368
                                                        ---------   ----------

Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization            $4,005,606   $2,509,786
                                                       ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.


             METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                             In Thousands
                                                -----------------------------------------------
                                                    Three Months             Nine Months
                                                Ended September 30,      Ended  September 30,
                                                -------------------      ----------------------
                                                 1998         1997       1998           1997
                                                 ----         ----       ----           ----


Operating Revenues                             $ 229,051     $ 248,161   $ 689,829  $  711,975
                                                --------     --------    ---------  ----------

Operating Expenses:
  Fuel                                            28,079        23,472      80,322      69,998
  Power purchased and interchanged:
    Affiliates                                     7,122         5,380      12,540      12,337
    Others                                        68,413        59,325     168,896     164,525
  Other operation and maintenance                 68,586        58,219     175,871     161,251
  Depreciation and amortization                   29,879        26,711      82,597      78,642
  Taxes, other than income taxes                  13,368        15,235      44,421      44,989
                                                --------      --------   ---------  ----------
     Total operating expenses                    215,447       188,342     564,647     531,742
                                                --------      --------   ---------  ----------


Operating Income Before Income Taxes              13,604        59,819     125,182     180,233
  Income taxes                                      (791)       18,105      32,115      56,103
                                                --------     --------    ---------  ----------

Operating Income                                  14,395        41,714      93,067     124,130
                                                --------     --------    ---------  ----------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                       4           138          85         439
  Other income/(expense), net                     (5,417)          304     (14,798)      2,408
  Income taxes                                     2,213          (165)      5,979      (1,087)
                                                --------      --------    ---------  ---------
     Total other income and deductions            (3,200)          277      (8,734)      1,760
                                                 --------     --------    ---------  ---------

Income Before Interest Charges and
  Dividends on Preferred Securities               11,195        41,991      84,333     125,890
                                                 --------     --------    ---------  ---------


Interest Charges:
  Long-term debt                                  10,623        10,981      31,870      33,275
  Company-obligated mandatorily
    redeemable preferred securities                2,250         2,250       6,750       6,750
  Other interest                                   2,017         1,717       6,570       5,345
  Allowance for borrowed funds used
    during construction                             (151)         (182)       (591)       (593)
                                                 --------     --------    ---------  ---------
     Total interest charges                       14,739        14,766      44,599      44,777
                                                --------      --------    ---------  ---------

Income Before Extraordinary Item                  (3,544)       27,225      39,734      81,113
Extraordinary item (net of income taxes of
  $128,102 and $4,708) (Notes 1 & 2)             180,475          -         (6,805)        -
                                                --------      --------    ---------  ---------
Net Income                                       176,931        27,225      32,929      81,113
  Preferred stock dividends                          120           120         362         362
                                                --------      --------    ---------  ---------
Earnings Available for Common Stock            $ 176,811     $  27,105     $32,567  $   80,751
                                                ========     =========    ========  ==========







The accompanying notes are an integral part of the consolidated financial statements.

                                       13

                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                            In  Thousands
                                                    --------------------------
                                                             Nine Months
                                                         Ended September 30,
                                                    --------------------------
                                                         1998         1997
                                                    ------------  ------------
                                   (Unaudited)
Operating Activities:
  Net income                                            $  32,929    $  81,113
   Extraordinary item (net of income tax
    benefit of $4,708)  (Note 2)                            6,805          -
                                                        ----------   ---------
  Income before extraordinary item                         39,734       81,113
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          87,025       84,706
    Amortization of property under capital leases          11,011        8,723
    PaPUC restructuring rate orders  (Notes 1 & 2)         32,900          -
    Nuclear outage maintenance costs, net                   4,709       (1,496)
    Deferred income taxes and investment tax
      credits, net                                        (36,848)       8,786
    Allowance for other funds used
      during construction                                     (85)        (439)
  Changes in working capital:
    Receivables                                           (19,474)     (27,679)
    Materials and supplies                                  2,162        2,480
    Special deposits and prepayments                       (5,251)       5,171
    Payables and accrued liabilities                      (16,513)       7,311
  Nonutility generation contract buyout costs              (6,667)     (13,550)
  Other, net                                               12,698      (16,665)
                                                        ----------   ---------
     Net cash provided by operating activities            105,401      138,461
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (33,356)     (55,273)
  Contributions to decommissioning trusts                 (13,328)     (13,315)
  Other, net                                                   44         (312)
                                                        ----------   ---------
   Net cash used for investing activities                 (46,640)     (68,900)
                                                        ----------   ---------

Financing Activities:
  Issuance of long-term debt                                  -         13,577
  Increase in notes payable, net                            8,921       14,389
  Retirement of long-term debt                                (22)     (40,020)
  Capital lease principal payments                         (9,956)     (10,672)
  Dividends paid on common stock                          (60,000)     (45,000)
  Dividends paid on preferred stock                          (362)        (478)
                                                       ----------   ---------
     Net cash required by financing activities            (61,419)     (68,204)
                                                       ----------   ---------



Net increase/(decrease) in cash and temporary
  cash investments from above activities                   (2,658)       1,357
Cash and temporary cash investments, beginning of year      6,116        1,901
                                                         --------     --------
Cash and temporary cash investments, end of period      $   3,458    $   3,258
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  50,146    $  52,266
                                                         ========     ========
  Income taxes paid                                     $  60,189    $  44,652
                                                         ========     ========
  New capital lease obligations incurred                $      39    $  18,829
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets
                               ---------------------------


                                                            In  Thousands
                                                     --------------------------
                                                     September 30, December 31,
                                                         1998         1997
                                                    ------------  ------------
                                   (Unaudited)

ASSETS
Utility Plant:
  In service, at original cost                         $2,763,300   $2,812,720
  Less, accumulated depreciation                        1,156,972    1,091,965
                                                       ----------    ----------
   Net utility plant in service                         1,606,328    1,720,755
  Construction work in progress                            47,762       69,089
  Other, net                                               19,178       26,110
                                                      ----------    -----------
       Net utility plant                                1,673,268    1,815,954
                                                      ----------    -----------

Other Property and Investments:
  Nuclear decommissioning trusts,
     at market (Note 1)                                    73,731       68,129
  Other, net                                                7,093        7,071
                                                       ----------    ----------
      Total other property and investments                 80,824       75,200
                                                       ----------    ----------

Current Assets:
  Cash and temporary cash investments                       4,343         -
  Special deposits                                          2,530        2,449
  Accounts receivable:
    Customers, net                                         68,112       71,338
    Other                                                  28,287       21,051
  Unbilled revenues                                        37,135       47,728
  Materials and supplies, at average cost or less:
    Construction and maintenance                           40,667       47,853
    Fuel                                                   13,717       14,841
  Deferred income taxes                                     7,589        7,589
  Prepayments                                              35,767       29,856
                                                      ----------    ----------
       Total current assets                               238,147      242,705
                                                      ----------    ----------

Deferred Debits and Other Assets:
  Competitive transition charge (Notes 1 & 2)             332,160         -
  Other regulatory assets, net (Note 1)                 1,197,776      360,315
  Deferred income taxes                                   967,688       55,698
  Other                                                    13,142       13,118
                                                      ----------    ----------
      Total deferred debits and other assets            2,510,766      429,131
                                                       ----------   ----------




       Total Assets                                    $4,503,005   $2,562,990
                                                       ==========   ==========




The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Balance Sheets

                                                            In  Thousands
                                                     --------------------------
                                                     September 30, December 31,
                                                         1998         1997
                                                    ------------  ------------
                                   (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                         $  105,812    $ 105,812
  Capital surplus                                         285,486      285,486
  Retained earnings                                       379,773      393,708
  Accumulated other comprehensive income (Note 6)           5,862        6,332
                                                       ----------   ----------
    Total common stockholder's equity                     776,933      791,338
  Cumulative preferred stock                               16,681       16,681
  Company-obligated mandatorily
    redeemable preferred securities                       105,000      105,000
  Long-term debt                                          626,434      676,444
                                                       ----------   ----------
       Total capitalization                             1,525,048    1,589,463
                                                       ----------   ----------



Current Liabilities:
  Securities due within one year                           50,012       30,011
  Notes payable                                            79,600       77,581
  Obligations under capital leases                         14,269       19,939
  Accounts payable:
    Affiliates                                             55,178       24,811
    Other                                                  51,918       62,483
  Taxes accrued                                            12,202       15,966
  Interest accrued                                         10,074       20,902
  Other                                                    37,384       19,654
                                                       ----------   ----------
      Total current liabilities                           310,637      271,347
                                                       ----------   ----------



Deferred Credits and Other Liabilities:
  Deferred income taxes                                 1,334,711      478,182
  Three Mile Island Unit 2 future costs                   116,101      112,227
  Unamortized investment tax credits                       37,553       39,353
  Nuclear fuel disposal fee                                15,777       15,172
  Nonutility generation contract loss liability         1,017,520         -
  Other                                                   145,658       57,246
                                                       ----------   ----------
       Total deferred credits and other liabilities     2,667,320      702,180
                                                       ----------   ----------

Commitments and Contingencies (Note 1)


       Total Liabilities and Capitalization            $4,503,005   $2,562,990
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


             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)


                                                             In Thousands
                                                -----------------------------------------------
                                                    Three Months             Nine Months
                                                Ended September 30,      Ended  September 30,
                                                -------------------      ----------------------
                                                 1998         1997       1998           1997
                                                 ----         ----       ----           ----



Operating Revenues                             $ 259,354   $ 257,569    $773,364    $  795,184
                                                --------   ---------    --------     ---------

Operating Expenses:
  Fuel                                            48,418      43,205     133,519       132,421
  Power purchased and interchanged:
    Affiliates                                        74         598       1,227         2,672
    Others                                        73,820      50,937     178,632       155,450
  Other operation and maintenance                 81,097      71,816     206,210       190,151
  Depreciation and amortization                   29,332      25,534      82,716        78,935
  Taxes, other than income taxes                  14,854      15,808      50,875        49,629
                                                --------   ---------   ---------     ---------
     Total operating expenses                    247,595     207,898     653,179       609,258
                                                --------   ---------   ---------     ---------


Operating Income Before Income Taxes              11,759      49,671     120,185       185,926
  Income taxes                                    (7,013)     14,227      24,007        57,371

                                                --------   ---------   ---------     ---------
Operating Income                                  18,772      35,444      96,178       128,555
                                                --------   ---------   ---------     ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     -            71         -             164
  Other income/(expense), net                     (6,045)        (57)     (4,312)        1,198
  Income taxes                                    (2,782)        (13)     (3,487)         (509)
                                                --------   ---------   ---------     ---------
     Total other income and deductions            (8,827)          1      (7,799)          853
                                                --------   ---------   ---------     ---------

Income Before Interest Charges and
  Dividends on Preferred Securities                9,945      35,445      88,379       129,408
                                                --------  ----------   ---------     ---------

Interest Charges:
  Long-term debt                                  11,948      12,453      35,922        36,672
  Company-obligated mandatorily
    redeemable preferred securities                2,297       2,297       6,891         6,891
  Other interest                                   2,192       1,961       6,651         6,204
  Allowance for borrowed funds used
    during construction                             (632)       (635)     (1,621)       (1,463)
                                                --------   --------    ---------     ---------
     Total interest charges                       15,805      16,076      47,843        48,304
                                                --------   --------    ---------     ---------

Income Before Extraordinary Item                  (5,860)     19,369      40,536        81,104
Extraordinary item (net of income taxes of
  $50,688 and $11,592) (Notes 1 & 2)              68,880        -        (18,950)          -
                                                --------   --------    ---------     ---------

Net Income                                        63,020      19,369      21,586        81,104
  Preferred stock dividends                          174         173         521           491
                                                --------   ---------   ---------     ---------

Earnings Available for Common Stock            $  62,846   $  19,196     $21,065    $   80,613
                                                ========   =========   =========     =========




The accompanying notes are an integral part of the consolidated financial statements.

                                       17

                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            In Thousands
                                                         ---------------------
                                                             Nine Months
                                                          Ended September 30,
                                                         ---------------------
                                                            1998         1997
                                                            ----         ----
Operating Activities:
  Net income                                            $  21,586      $81,104
  Extraordinary item (net of income tax
    benefit of $11,592)  (Note 2)                          18,950          -
                                                         --------     --------
  Income before extraordinary item                         40,536       81,104
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          80,097       73,989
    Amortization of property under capital leases           6,324        5,517
    PaPUC restructuring rate orders  (Notes 1 & 2)         35,600          -
    Nuclear outage maintenance costs, net                   2,359         (744)
    Deferred income taxes and investment tax
      credits, net                                        (19,382)       8,373
    Allowance for other funds used
      during construction                                     -           (164)
  Changes in working capital:
    Receivables                                             6,583      (18,438)
    Materials and supplies                                    721       (5,006)
    Special deposits and prepayments                       (5,992)       1,681
    Payables and accrued liabilities                       12,766       (6,818)
  Nonutility generation contract buyout costs                 -         (5,000)
  Other, net                                              (17,098)     (11,425)
                                                         --------     --------
     Net cash provided by operating activities            142,514      123,069
                                                         --------     --------

Investing Activities:
  Capital expenditures                                    (64,869)     (63,005)
  Contributions to decommissioning trusts                  (3,954)      (3,947)
  Other, net                                                  (39)         417
                                                         --------     --------
     Net cash used for investing activities               (68,862)     (66,535)
                                                         --------     --------


Financing Activities:
  Issuance of long-term debt                                  -         49,875
  Increase/(Decrease) in notes payable, net                 2,019      (24,151)
  Retirement of long-term debt                            (30,011)     (26,010)
  Capital lease principal payments                         (5,796)      (6,491)
  Dividends paid on common stock                          (35,000)     (45,000)
  Dividends paid on preferred stock                          (521)        (521)
                                                         --------     --------
     Net cash required by financing activities            (69,309)     (52,298)
                                                         --------     --------


Net increase in cash and temporary
  cash investments from above activities                    4,343        4,236
Cash and temporary cash investments, beginning of year        -            -
                                                         --------     ---------
Cash and temporary cash investments, end of period      $   4,343    $   4,236
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  58,549    $  56,810
                                                         ========     ========
  Income taxes paid                                     $  53,178    $  44,147
                                                         ========     ========
  New capital lease obligations incurred                $      33    $  10,046
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


1.   COMMITMENTS AND CONTINGENCIES

             COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
             ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

     The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created the potential for stranded costs in the electric utility industry. These stranded costs, while potentially recoverable in a regulated environment, are at risk in a deregulated and competitive environment. In October 1998, the Pennsylvania Public Utility Commission (PaPUC) issued final Restructuring Orders (final Restructuring Orders), which granted Met-Ed and Penelec recovery of a substantial portion of their stranded costs. See Competitive Environment section of Management's Discussion and Analysis.

     In 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, which permits electric utilities to recover their legitimate and verifiable stranded costs incurred when a wholesale customer purchases power from another supplier using the utility's transmission system. In addition,

Pennsylvania adopted comprehensive legislation (Customer Choice Act) in 1996 which provides for the restructuring of the electric utility industry and will permit utilities the opportunity to recover their prudently incurred stranded costs through a PaPUC approved competitive transition charge (CTC), subject to certain conditions, including that utilities attempt to mitigate these costs.

     In June 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania as required by the Customer Choice Act. In June 1998, the PaPUC entered restructuring rate orders (Restructuring Orders) on the restructuring plans. In the Restructuring Orders, the PaPUC, among other things, established a CTC which
(a) would not ensure Met-Ed and Penelec full recovery of the costs under their contracts with nonutility generators (NUGs) as required by state and federal law; (b) disallowed certain stranded cost claims by Met-Ed and Penelec; (c) lowered unbundled transmission and distribution (T&D) rates for Met-Ed and Penelec by reallocating certain T&D costs to generation; and (d) advanced the phase-in for retail choice to January 2, 2000. Accordingly, Met-Ed and Penelec wrote-off in the second quarter, $320 million and $150 million pre-tax, respectively.

     In July 1998, Met-Ed and Penelec appealed the Restructuring Orders to the Commonwealth Court and filed Alternative Restructuring Plans with the PaPUC which were ultimately rejected. Met-Ed and Penelec also filed complaints in the U.S. District Court seeking both declaratory and injunctive relief challenging, among other things, the PaPUC's refusal in the Restructuring Orders to ensure full recovery of the costs of NUG contracts, as required by state and federal law.

     Following extended negotiations, on September 23, 1998, Met-Ed, Penelec, the PaPUC and numerous intervenors in the restructuring proceedings entered into Settlement Agreements providing for new restructuring plans. On October 16, 1998, the PaPUC adopted final Restructuring, approving the Settlement Agreements. In the third quarter, as a result of the final Restructuring Orders, Met-Ed and Penelec reversed $313 million and $142 million pre-tax, respectively, of the writeoffs recorded in the second quarter and recorded additional non-recurring charges of $38 million and $58 million pre-tax, for Met-Ed and Penelec, respectively. For additional information, see Note 2 Accounting for Non-recurring Items. In accordance with the final Restructuring Orders, Met-Ed and Penelec have agreed to dismiss all of the pending Commonwealth Court and U.S. District Court litigation.

     In 1997, the New Jersey Board of Public Utilities (NJBPU) released Phase II of the Energy Master Plan (NJEMP), which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs. Legislation to deregulate New Jersey's electricity market was introduced in September 1998, and it is currently anticipated that such legislation will be enacted by the end of 1998. The proposed legislation provides for, among other things, customer choice beginning no later than June 1, 1999 and expanding to include all customers by October 1, 1999; a minimum five to ten percent rate reduction; the unbundling of customer bills; the recovery of stranded costs and the ability to securitize stranded costs.

     In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. JCP&L estimates that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis at September 30, 1998, is $1.6 billion. The $1.6 billion excludes above-market generation costs related to the Oyster Creek Nuclear Generating Station (Oyster Creek). These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. In July 1997, JCP&L proposed, in its restructuring plan, recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers. At September 30, 1998, JCP&L's net investment in Oyster Creek was $688 million. Highlights of this plan are presented in the Competitive Environment section of Management's Discussion and Analysis.

     In February 1998, hearings with respect to JCP&L's stranded cost and unbundled rate filings were completed before an Administrative Law Judge (ALJ) and a recommended decision was issued in September. See Competitive Environment section of Management's Discussion and Analysis for highlights of the ALJ recommended decision. Also in September 1998, identical bills to deregulate New Jersey's electricity market were introduced into the state Assembly and Senate. The NJBPU is not expected to issue final decisions on JCP&L's stranded cost, unbundled rate and restructuring filings until legislation is enacted.

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

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $282 million; Met-Ed $290 million; Penelec $527 million) at September 30, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, repurchase GPU, Inc. common stock, and to reduce acquisition debt of the GPUI Group.

     In August 1998, Penelec and New York State Electric & Gas Corporation (NYSEG) entered into definitive agreements with Edison Mission Energy to sell the Homer City Station for a total purchase price of approximately $1.8 billion. Penelec and NYSEG each own a 50% interest in the station, and will share equally in the net sale proceeds. The sale, which is subject to various federal and state regulatory approvals, is expected to be completed in the first quarter of 1999.
                                       21

     On November 9, 1998, the GPU Energy companies entered into definitive purchase agreements with Sithe Energies and FirstEnergy Corporation to sell, with the exception of JCP&L's 50% ownership interest in the Yards Creek Pumped Storage plant, all their remaining fossil-fuel and hydroelectric generating facilities for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; and Penelec $603 million). The sales are expected to be completed in mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

Nonutility Generation Agreements:
---------------------------------

     Pursuant to the requirements of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. The following table shows actual payments from 1995 through 1997, and estimated payments from 1998 through 2002.

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in Millions)
                              Total       JCP&L       Met-Ed      Penelec
                              -----       -----       ------      -------

      1995                       $670       $381        $131        $158
      1996                        730        370         168         192
      1997                        759        384         172         203
   *  1998                        771        389         170         212
      1999                        763        395         150         218
      2000                        852        402         206         244
      2001                        892        411         245         236
      2002                        915        423         257         235

* The 1998 amounts consist of actual payments through September 30, 1998 and estimated payments for the remainder of the year.

     As of September 30, 1998, NUG facilities covered by agreements having 1,681 MW (JCP&L 912 MW; Met-Ed 364 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. Substantially all unbuilt NUG facilities for which the GPU Energy companies have executed agreements are fully dispatchable.

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

     The October 1998 PaPUC final Restructuring Orders provide for, and the proposed legislation and restructuring plans in New Jersey also contemplate, full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful in whole or in part.

     In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. These agreements were contingent upon Met-Ed and Penelec obtaining a PaPUC order allowing for the full recovery of the buyout payments through retail rates. The final Restructuring Orders issued by the PaPUC in October 1998 established terms and conditions that would enable the buyout agreements to proceed.

     In February 1997, Met-Ed and Penelec entered into revised power purchase agreements with AES Power Corporation (AES) for 377 MW and 80 MW of capacity and related energy, respectively, related to a combined-cycle generating facility that AES plans to construct in Pennsylvania. Met-Ed and Penelec have paid $63.4 million and $5 million, respectively, to previous developers and AES to terminate the original power purchase agreements. In November 1997, in response to an offer from AES, Met-Ed and Penelec agreed to increase the contract capacity under the agreements by 163 MW. The final Restructuring Orders issued by the PaPUC in October 1998 established terms and conditions that would enable the AES power purchase agreements to proceed.

     The GPU Energy companies are currently recovering certain of their NUG costs (including certain buyout costs) from customers. The October 1998 final Restructuring Orders provide assurance of full recovery of these costs for Met-Ed and Penelec. Although the proposed restructuring legislation in New Jersey includes provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that JCP&L will continue to be able to recover similar costs which may be incurred in the future. (See Management's Discussion and Analysis - Competitive Environment for additional discussion.)

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

Regulatory Assets, Net:
-----------------------

     In June 1998, Met-Ed and Penelec received PaPUC Restructuring Orders which were subsequently amended in October 1998 by the final Restructuring Orders. The Restructuring Orders, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" with respect to their electric generation operations, in the second quarter of 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. See Note 2 - Accounting for Non-recurring Items.

     JCP&L will discontinue the application of FAS 71 and apply FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     Regulatory Assets, Net as reflected in the September 30, 1998 and December 31, 1997 Consolidated Balance Sheets in accordance with the provisions of FAS 71, were as follows:

GPU, Inc. and Subsidiary Companies                  Assets (in thousands)
                                                ----------------------------
                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   -------------

Competitive transition charge per PaPUC Order     $  989,815     $        -
                                                   =========      =========

Other regulatory assets, net:
Reserve for generation divestiture (JCP&L)        $  132,748     $        -
Phase II reserve for generation divestiture        1,360,375              -
Income taxes recoverable through future rates        379,105        510,680
Income taxes refundable through future rates         (54,519)       (89,247)
Net investment in TMI-2                               68,009         83,951
TMI-2 decommissioning costs                          131,737        257,180
Nonutility generation contract buyout costs          131,458        245,568
Unamortized property losses                           83,385         99,532
Other postretirement benefits                         74,601         89,569
Environmental remediation                             44,447         90,308
N.J. unit tax                                         34,929         39,797
Unamortized loss on reacquired debt                   33,234         40,489
Load and demand-side management programs              16,445         23,164
N.J. low-level radwaste disposal                      25,685         31,479
DOE enrichment facility decommissioning               29,542         33,472
Nuclear fuel disposal fee                             21,467         21,512
Storm damage                                          31,255         31,097
Deferred nonutility generation costs
  not in current rates                               (16,067)        24,857
Future nonutility generation costs not in CTC        375,820              -
Public utility realty taxes (PURTA)                    6,881              -
Other regulatory liabilities                         (20,235)       (13,959)
Other regulatory assets                               10,283         28,029
                                                   ---------      ---------
     Total other regulatory assets, net           $2,900,585     $1,547,478
                                                   =========      =========

JCP&L                                               Assets (in thousands)
-----                                           ----------------------------
                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   -------------
Other regulatory assets, net:
Reserve for generation divestiture                $  132,749     $        -
Income taxes recoverable through future rates        134,028        128,111
Income taxes refundable through future rates         (35,964)      (37,759)
Net investment in TMI-2                               68,009         75,541
TMI-2 decommissioning costs                           29,474         30,024
Nonutility generation contract buyout costs          126,458        140,500
Unamortized property losses                           83,346         94,726
Other postretirement benefits                         47,317         49,807
Environmental remediation                             44,447         61,324
N.J. unit tax                                         34,929         39,797
Unamortized loss on reacquired debt                   26,655         28,729
Load and demand-side management programs              16,445         23,164
N.J. low-level radwaste disposal                      25,685         31,479
DOE enrichment facility decommissioning               18,502         21,223
Nuclear fuel disposal fee                             21,197         23,781
Storm damage                                          31,255         31,097
Other regulatory liabilities                         (19,311)       (11,467)
Other regulatory assets                                7,748          6,399
                                                   ---------      ---------
     Total other regulatory assets, net           $  792,969     $  736,476
                                                   =========      =========


Met-Ed                                              Assets (in thousands)
-----                                           ----------------------------
                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   -------------

Competitive transition charge per PaPUC Order     $  657,655     $        -
                                                   =========      =========

Other regulatory assets, net: Transmission & Distribution related:
  Income taxes recoverable through future rates   $  111,303     $  116,303
  Income taxes refundable through future rates       (11,081)       (12,614)
  Nonutility generation contract buyout costs          5,000         12,500
  Other postretirement benefits                       27,284         27,436
  Unamortized loss on reacquired debt                  2,011          3,411
  DOE enrichment facility decommissioning              7,498          8,166
  Other regulatory liabilities                          (924)        (1,014)
  Other regulatory assets                                232            216
                                                   ---------      ---------
    Subtotal                                      $  141,323     $  154,404
                                                   ---------      ---------

Generation related:
  Income taxes recoverable through future rates   $        -     $   62,624
  Income taxes refundable through future rates             -         (9,135)
  Unamortized property losses                             39          2,650
  Other postretirement benefits                            -         12,326
  Environmental remediation                                -          4,121
  Unamortized loss on reacquired debt                  1,131          1,918
  Nuclear fuel disposal fee                              151         (1,511)
  Other regulatory liabilities                             -         (1,432)
  Other regulatory assets                                321          3,227
                                                   ---------      ---------
    Subtotal                                      $    1,642     $   74,788
                                                   ---------      ---------

Other:
  Phase II reserve for generation divestiture     $  423,003     $        -
  Net investment in TMI-2                                  -          1,187
  TMI-2 decommissioning costs                         71,103        145,103
  Nonutility generation contract buyout costs              -         63,868
  Deferred nonutility generation costs
    not in current rates                              (7,746)        10,265
  Future nonutility generation costs not in CTC      276,660              -
  Public utility realty taxes (PURTA)                  3,130              -
  Other regulatory assets                                725          1,072
                                                   ---------      ---------
    Subtotal                                      $  766,875     $  221,495
                                                   ---------      ---------

    Total other regulatory assets, net            $  909,840     $  450,687
                                                   =========      =========


Penelec                                             Assets (in thousands)
-------                                         ---------------------------
                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   -------------

Competitive transition charge per PaPUC Order     $  332,160     $        -
                                                   =========      =========

Other regulatory assets, net: Transmission & Distribution related:
  Income taxes recoverable through future rates   $  133,774     $  142,549
  Income taxes refundable through future rates        (7,475)        (9,516)
  Unamortized loss on reacquired debt                  2,200          4,116
  DOE enrichment facility decommissioning              3,542          4,083
  Other regulatory liabilities                             -            (46)
                                                   ---------      ---------
    Subtotal                                      $  132,041     $  141,186
                                                   ---------      ---------

Generation related:
  Income taxes recoverable through future rates   $        -     $   61,093
  Income taxes refundable through future rates             -        (20,223)
  Unamortized property losses                              -          2,156
  Environmental remediation                                -         24,863
  Unamortized loss on reacquired debt                  1,237          2,315
  Nuclear fuel disposal fee                              119           (758)
  Other regulatory assets                                343         15,964
                                                   ---------      ---------
    Subtotal                                      $    1,699     $   85,410
                                                   ---------      ---------

Other:
  Phase II reserve for generation divestiture     $  937,372     $        -
  Net investment in TMI-2                                  -          7,223
  TMI-2 decommissioning costs                         31,160         82,053
  Nonutility generation contract buyout costs              -         28,700
  Deferred nonutility generation costs
    not in current rates                              (8,321)        14,592
  Future nonutility generation costs not in CTC       99,160              -
  Public utility realty taxes (PURTA)                  3,751              -
  Other regulatory assets                                914          1,151
                                                   ---------      ---------
    Subtotal                                      $1,064,036     $  133,719
                                                   ---------      ---------

    Total other regulatory assets, net            $1,197,776     $  360,315
                                                   =========      =========

Competitive transition charge: Represents the stranded cost recovery amounts allowed by the PaPUC, which are to be collected from customers of Met-Ed and Penelec, beginning January 1, 1999, over twelve-year and eleven-year transition periods, respectively. Stranded costs, as defined by the Pennsylvania Competition Act, include an electric utility's known and measurable generation-related costs, which would have been recoverable in the former regulated market, but are not recoverable in a competitive electric generation market.

Reserve for generation  divestiture (JCP&L):  Represents generation  divestiture
shortfall  which  is  probable  of  recovery  in  future  rates,   inclusive  of
divestiture transaction costs.

Phase II reserve for generation divestiture (Met-Ed and Penelec): Represents generation divestiture CTC shortfall to be addressed in a Phase II rate restructuring order, inclusive of future closure costs of various ash disposal sites; amounts related to the remediation of Penelec's Seward station property; costs for a voluntary enhanced retirement program offered to Genco employees; certain income tax-related items; and divestiture transaction costs.

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

Deferred nonutility generation costs not in current rates: Represents NUG operating costs which are not reflected in Met-Ed and Penelec's current rates, for which rate recovery has been assured (see Management's Discussion and Analysis - Competitive Environment).

Future nonutility generation costs not in CTC: Represents future NUG operating costs which are not presently included in Met-Ed and Penelec's CTC, for which recovery has been assured. The amounts collected will be adjusted every five years over the life of each NUG contract.

Public utility realty taxes (PURTA): Represents additional assessments under the public utility realty tax, which are recoverable through Met-Ed and Penelec's state tax adjustment surcharges.

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


                               NUCLEAR FACILITIES
                               ------------------

    The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At September 30, 1998 and December 31, 1997, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                          Net Investment (in millions)
                                   ----------------------------
                                   TMI-1     Oyster Creek
                                   -----     ------------
           September 30, 1998
           ------------------
           JCP&L                   $ 22           $688
           Met-Ed                    43              -
           Penelec                   21              -
                                    ---            ---
             Total                 $ 86           $688
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
                                    ===            ===

     The GPU Energy companies' net investment in TMI-2 at September 30, 1998 was $68 million for JCP&L and $84 million, (JCP&L $76 million; Met-Ed $1 million; and Penelec $7 million) at December 31 1997. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. In June 1998, Met-Ed and Penelec received

PaPUC Restructuring Orders which were subsequently amended in October 1998 by the final Restructuring Orders. The companies discontinued the application of FAS 71 and adopted the provisions of FAS 101 with respect to their electric generation operations in the second quarter of 1998. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively.

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

     In addition to the continued operation of the Oyster Creek facility, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In July 1998, GPU, Inc. announced that it was unable to identify a buyer for the Oyster Creek facility. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable. (See Management's Discussion and Analysis - Competitive Environment).

     In October 1998, GPU entered into definitive purchase agreements to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), a joint venture between PECO Energy and British Energy. Highlights of the agreements are presented in the Competitive Environment section of Management's Discussion and Analysis.

TMI-2:
------

     As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

JCP&L                                   $ 47       $ 74        $319
Met-Ed                                    93        148           -
Penelec                                   47         74           -
                                         ---        ---         ---
   Total                                $187       $296        $319
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

    In 1995, a consultant to GPUN performed site-specific studies of TMI-1, TMI-2 and Oyster Creek, that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the site-specific studies are as follows (in 1998 dollars):
                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

Radiological decommissioning            $342       $415        $402
Nonradiological cost of removal           84         34 *        39
                                         ---        ---         ---
   Total                                $426       $449        $441
                                         ===        ===         ===

* Net of $12.0 million spent as of September 30, 1998.

     Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

     In October 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. The agreements provide, among other things, that upon closing, the GPU Energy companies will fund the TMI-1 decommissioning trusts up to $320 million and AmerGen will assume all TMI-1 decommissioning liabilities. If all the necessary regulatory approvals, as well as certain Internal Revenue Service rulings, are obtained, then the transfer of all the TMI-1 decommissioning liabilities and expenses to AmerGen will take place at the financial closing.

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

     The FASB has issued an Exposure Draft titled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which includes nuclear plant retirement costs. If the Exposure Draft is adopted, Oyster Creek and TMI-1 future retirement costs would have to be recognized as a liability immediately, rather than the current industry practice of accruing these costs in accumulated depreciation over the life of the plants. A regulatory asset for amounts probable of recovery through rates would also be established. Any amounts not probable of recovery through rates would have to be charged to expense. (For TMI-2, a liability (in 1998 dollars) has already been recognized, based on the 1995 site-specific study because the plant is no longer operating (see TMI-2)). The effective date of this proposed accounting change has not yet been established.

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

    The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. As part of their restructuring plans filed with the PaPUC in June 1997, Met-Ed and Penelec have requested that these amounts be increased to reflect the estimated retirement costs contained in the 1995 site-specific study for radiological decommissioning and nonradiological costs of removal. In October 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders, which granted recovery of an interim level of TMI-1 decommissioning costs as part of the CTC. This amount will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the nuclear, fossil-fuel and hydroelectric generation divestiture are determined.

     The amounts charged to depreciation expense for the nine months ended September 30, 1998 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                  (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Amount expensed for the nine months ended September 30, 1998:
   JCP&L                                $  4       $ 17
   Met-Ed                                  6          -
   Penelec                                 3          -
                                         ---        ---
                                        $ 13       $ 17
                                         ===        ===

                                  (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Accumulated depreciation provision at September 30, 1998:
   JCP&L                                $ 43       $243
   Met-Ed                                 77          -
   Penelec                                36          -
                                         ---        ---
                                        $156       $243

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:
------

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of September 30, 1998 and December 31, 1997 are as follows:
                                  (in millions)

                                    GPU        JCP&L       Met-Ed     Penelec
                                    ---        -----       ------     -------

September 30, 1998                  $464       $116        $232       $116
December 31, 1997                   $449       $112        $225       $112

     These amounts are based upon the 1995 site-specific study estimates (in 1998 and 1997 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) as of September 30, 1998 and December 31, 1997, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1 million (JCP&L $250 thousand; Met-Ed $500 thousand; Penelec $250 thousand).

     Offsetting the $464 million liability at September 30, 1998 is $259 million which management believes is probable of recovery from customers and
                                       34
included in Competitive transition charge (Met-Ed $74 million; Penelec $50 million) and Other regulatory assets, net (JCP&L $33 million; Met-Ed $71 million; Penelec $31 million) on the Consolidated Balance Sheets, and $233 million (JCP&L $91 million; Met-Ed $93 million; Penelec $49 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Competitive transition charge and Other regulatory assets. TMI-2 decommissioning costs charged to depreciation expense during the nine months ended September 30, 1998 amounted to $10 million (JCP&L $2 million; Met-Ed $7 million; Penelec $1 million).

     The NJBPU has granted JCP&L, TMI-2 decommissioning revenues for the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The Stipulation of Final Settlement approved by the NJBPU in 1997 adjusts JCP&L's future revenues for retirement costs based on the 1995 site-specific study estimates, beginning in 1998. In October 1998, Met-Ed and Penelec received final PaPUC Restructuring Orders, which granted recovery of TMI-2 decommissioning costs as part of the CTC, but also allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC.

     At September 30, 1998, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $73 million (JCP&L $18 million, Met-Ed $37 million; Penelec $18 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1998 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability. In 1990, JCP&L contributed $15 million and in 1991, Met-Ed and Penelec contributed $40 million and $20 million, respectively, to irrevocable external trusts. These contributions were not recovered from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any of these amounts contributed in excess of the $73 million accident-related portion referred to above.

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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $9.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $88 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.8 million (JCP&L $16.8 million; Met-Ed $6.7 million; Penelec $3.3 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies expect to spend up to $248 million (JCP&L $44 million; Met-Ed $98 million; Penelec $106 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $43 million; Met-Ed $96 million; Penelec $103 million) has already been spent. In developing their least-cost plan to comply with the Clean Air Act, the GPU Energy companies will continue to evaluate major capital investments compared to participation in the sulfur dioxide (SO2) emission allowance market, the expected nitrogen oxide (NOx) emissions trading market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12
                                       36
northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in NOx emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the OTC's proposed NOx reductions and in December 1997, the New Jersey Department of Environmental Protection developed a proposal with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans, including those in Pennsylvania and New Jersey, and that as a result, they will spend an estimated $6 million (JCP&L $0.2 million; Met-Ed $2.8 million; Penelec $3.0 million) (included in the above total), to meet the 1999 seasonal reductions agreed upon by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standard for ozone. However, the specific requirements that will have to be met at that time have not been finalized. In addition, in July 1997 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. Also, legislation has been introduced in the Congress that would impose a four-year moratorium on any new standards under the Clean Air Act. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld.

     GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

      JCP&L       MET-ED      PENELEC     GPUN     GPU,INC.       TOTAL
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

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at September 30, 1998. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding deferred debit of approximately $12 million at September 30, 1998.

     In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at September 30, 1998. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a deferred debit of $17 million is reflected on the Consolidated Balance Sheets at September 30, 1998.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 1998, JCP&L has spent approximately $30 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $46 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $46 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Stipulation of Final Settlement. At September 30, 1998, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $38 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

GPUI Group:
-----------

     At  September   30,  1998,   the  GPUI  Group  had   investments   totaling
approximately $2.4 billion in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPUI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see Management's Discussion and Analysis - GPUI Group).

     At September 30, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $526 million; GPU, Inc. has also guaranteed up to an additional $996 million of GPUI Group obligations. Of this amount, $733 million is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at September 30, 1998; $30 million of that amount relates to a GPU International, Inc. (GPUI) revolving credit agreement; and $233 million relates to various other obligations of the GPUI Group.

     GPUI has ownership interests in three NUG projects which have long-term power purchase agreements with Niagara Mohawk Power Corporation (NIMO). In June 1998, NIMO executed a master agreement with 29 independent power producers
(IPP), including GPUI, whereby each of the IPP agreements were renegotiated and resulted in lump sum payments and/or new contracts with NIMO. As a result, the three GPUI NUG projects with NIMO were restructured. GPUI has deferred its net gain on the proceeds received from the settlements, which ensures recovery of the investment, and will recognize the gain in income over the ten year period of their restructured agreements with NIMO or until such time as an independent system operator (ISO) is established in New York State. The ISO for New York is expected to be implemented as early as 1999, at which time the net deferred gain resulting from the lump sum proceeds will be recognized in income.

     Midlands Electricity (Midlands) has invested in a power project in Pakistan (Uch Power Project) which was originally scheduled to begin commercial operation in late 1998. The Uch Power Project is a 586 MW facility of which Midlands is a 40% owner. The Pakistani government-owned utility has issued a notice of intent to terminate certain key project agreements. The notice asserts that various forms of corruption were involved in the original granting of the agreements to the Uch investors by the predecessor Pakistani government. GPU Electric, Inc. believes that this notice is similar to notices received by a number of other independent power projects in Pakistan.

     The Uch investors, including Midlands, strongly deny the allegations and are pursuing all available legal options to enforce their contractual rights under the project agreements. Construction of the Uch Power Project is complete, but commercial operations have been delayed pending resolution of the dispute with the Pakistani government. The Uch investors are continuing to explore remedies to the situation with officials of the Pakistani government and are working with the project lenders to ensure their continued support of the project. The project contractor has given notice of its desire to invoke dispute resolution procedures in relation to a claim for additional costs arising from the failure of the Uch Power Project to provide fuel gas and interconnection facilities. The Uch Power Project denies that it is liable for any additional costs arising from this delay.

     Through its 50% ownership in Midlands, GPU Electric, Inc.'s current investment in the Uch Power Project is approximately $32 million. In addition, the project lenders could require investors to make additional investments to the project under certain conditions. GPU Electric, Inc.'s share of the additional investment could amount to a maximum of approximately $12 million. There can be no assurance as to the outcome of this matter.

Other:
------

     GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $471 million (JCP&L $169 million; Met-Ed $77 million; Penelec $87 million; Other $138 million) during 1998.

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

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements provide for up to 614 MW in 1998, declining to 529 MW in 1999 and 345 MW in 2000, through the expiration of the final agreement in 2004. Payments pursuant to these agreements are estimated to be $129 million in 1998, $111 million in 1999, $83 million in 2000, $92 million in 2001, and $101 million in 2002.

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

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which should commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility is estimated to be $58 million, which will be paid through 2002. Through September 30, 1998, $6 million has been paid. As a result, at September 30, 1998, a liability of $52 million is reflected on the Consolidated Balance Sheets. JCP&L is recovering these costs from customers, and a regulatory asset has also been recorded. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board intended to return the unused funds to the generators, but the Governor has overruled this decision. Legislation is pending in the state Senate and the Assembly, however, that would mandate returning the unused funds to the generators, of which GPUN's share is approximately $2.6 million. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

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

     At September 30, 1998, GPU, Inc. and consolidated affiliates had 9,264 employees worldwide, of which 8,923 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which approximately 4,800 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire in 1999, 2000 and

2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires in 2001.

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

Pennsylvania Restructuring Write-offs

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

     In June 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, which were subsequently amended in October 1998 by the final Restructuring Orders. The Restructuring Orders, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises Accounting for the Discontinuation of Application of FAS 71" with respect to their electric generation operations, in the second quarter of 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     As of September 30, 1998, the net effect on earnings of the PaPUC's final Restructuring Orders was as follows:

                                  (in millions)
                                             Met-Ed     Penelec    Total
                                             ------     -------    -----

Write-off of existing Pennsylvania
  generation regulatory assets              $    8.0  $    2.8   $   10.8

Write-off of existing FERC
  generation regulatory assets                   1.5      17.6       19.1

TMI-1 impairment write-off (FERC) and
  TMI-1 decommissioning write-off (FERC)         2.0      10.2       12.2
                                             -------   -------    -------

      Extraordinary loss (pre-tax) -
        FAS 101 write-off                       11.5      30.6       42.1

Obligation to refund 1998 revenues              27.2      29.2       56.4

Establishment of sustainable energy fund         5.7       6.4       12.1
                                             -------   -------    -------

      Total pre-tax write-off                   44.4      66.2      110.6

Income tax benefit                             (18.4)    (26.4)     (44.8)
                                             -------   -------    -------

      Total after-tax write-off             $   26.0  $   39.8   $   65.8
                                             =======   =======    =======

GPU loss per average common share
  due to Pennsylvania restructuring         $   0.21  $   0.31   $   0.52
                                             =======   =======    =======


FAS 121 Impairment Tests on Generation Facilities:

     In accordance with FAS 121, GPU performed impairment tests on the September 30, 1998 net book value of the GPU Energy companies' generation facilities. These tests determined that GPU's net investment in TMI-1 was impaired. No impairment existed for the fossil-fuel and hydroelectric generating plants or for the Oyster Creek Nuclear Station as of that date. For the nine months ended September 30, 1998, GPU's investment in TMI-1 was written down by $505 million (pre-tax) (JCP&L $131 million; Met-Ed $251 million; Penelec $123 million) to reflect its fair market value.

Re-establishment of TMI-1 Impairment as a Regulatory Asset:

     Of the amount written down for TMI-1, $496 million (JCP&L $131 million; Met-Ed $250 million; Penelec $115 million) was re-established as a regulatory asset since management believes it is probable of recovery in the restructuring process due to expected gains on the sale of the fossil fuel and hydroelectric generating plants being projected to exceed the TMI-1 writedown amount.


3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is principally limited to the GPUI Group. GPU does not hold or issue derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:
------------------------------
     The GPUI Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At September 30, 1998, these agreements covered approximately $1.1 billion of debt and are scheduled to expire on various dates through November 2007. The GPUI Group records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPUI Group. For the nine months ended September 30, 1998, fixed rate interest expense exceeded variable rate interest by approximately $12.8 million.


4.   GPUI GROUP EQUITY INVESTMENTS

     The GPUI Group uses the equity method of accounting for investments in which it has the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method follow:

                                                                Ownership
Investment                          Location of Operations     Percentage
----------                          ----------------------     ----------
Midlands Electricity plc             United Kingdom               50%
Mid-Georgia Cogen, L.P.              United States                50%
Prime Energy, L.P.                   United States                50%
Pasco Cogen, Ltd.                    United States                50%
GPU Solar, Inc.                      United States                50%
Termobarranquilla S.A.               Colombia                     29%
Selkirk Cogeneration Partners, L.P.  United States                19%
EnviroTech Investment Fund           United States                10%
Project Orange Associates, L.P.      United States                 4%
OLS Power, L.P.                      United States                 1%

     Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both the GPUI Group's ownership interests and the non-ownership interests, is as follows:

                                                        Ownership
                                             --------------------------------
Balance Sheet Data (in thousands)             GPUI Group        Other Owners
------------------                            ----------        ------------

September 30, 1998
Current Assets                               $   226,908        $   345,213
Noncurrent Assets                              2,646,665          3,261,245
Current Liabilities                             (883,268)          (928,390)
Long-Term Debt                                (1,123,791)        (1,610,929)
Other Noncurrent Liabilities                    (252,870)          (395,405)
                                              ----------         ----------
Equity in Net Assets                         $   613,644        $   671,734
                                              ==========         ===========

December 31, 1997
Current Assets                               $   284,033        $   391,018
Noncurrent Assets                              2,918,125          3,616,461
Current Liabilities                             (755,499)          (814,572)
Long-Term Debt                                (1,497,982)        (2,086,257)
Other Noncurrent Liabilities                    (307,504)          (396,675)
                                              ----------         ----------
Equity in Net Assets                         $   641,173        $   709,975
                                              ==========         ==========

                                                        Ownership
                                             --------------------------------
Earnings Data (in thousands)                  GPUI Group        Other Owners
--------------                                ----------        ------------

For the nine months ended September 30, 1998
Operating Revenues                           $ 1,070,234        $ 1,142,546
Depreciation and Amortization                    (54,723)           (60,624)
Operating Income                                 124,357            172,206
Other Income and Deductions                        5,701            (19,988)
Interest and Preferred Dividends                 (87,176)          (101,907)
                                              ----------         ----------
Equity in Net Income                         $    42,882        $    50,311
                                              ==========         ==========


For the nine months ended September 30, 1997
Operating Revenues                           $   939,572        $ 1,017,577
Depreciation and Amortization                    (35,593)           (42,329)
Operating Income                                 142,390            217,311
Other Income and Deductions                     (134,123)           (91,049)
Interest and Preferred Dividends                 (94,260)          (114,589)
                                              ----------         ----------
Equity in Net Income                         $    85,993        $    11,673
                                              ==========         ==========


For the nine months ended September 30, 1998 and 1997, the GPUI Group received cash distributions totaling $12.9 million and $37.0 million, respectively.

     As of September 30, 1998 and December 31, 1997, GPUI Group equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) of approximately $24 million and $66 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the nine months ended September 30, 1998 and 1997 amounted to $1.2 million and $3.4 million, respectively. In January 1998, the GPUI Group recorded a decrease in goodwill of $41.2 million as a result of GPU Electric, Inc.'s sale of its 50% stake in Solaris Power. In July 1998, GPU Electric, Inc. sold its 10.36% stake in Allgas Energy Limited which it had acquired as part of the sale of Solaris Power in January 1998.


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

Balance Sheet Segment Data (in thousands)

                                            Current   Noncurrent    Current
September 30, 1998                          Assets      Assets    Liabilities
------------------                          -------   ----------  -----------

Domestic:
   GPU Energy companies                   $  876,390  $12,425,467 $1,153,391
   GPUI Group*                               123,492      393,680     49,732
   Less: GPUI Group equity investments
     included above                          (46,522)    (197,577)   (18,579)
   Add: Original equity investment and
     income/(loss) less dividends to date          -       84,573          -
   GPU AR                                      2,771           83      4,044
   Corporate                                     184        6,261     71,675
                                           ---------   ----------  ---------
        Subtotal                             956,315   12,712,487  1,260,263
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia                                 260,838    1,623,505    278,628
   United Kingdom*                           169,573    2,243,012    851,853
   Other*                                     75,677      321,733     50,622
   Less: GPUI Group equity investments
     included above                         (180,386)  (2,449,088)  (864,689)
   Add: Original equity investment and
     income/(loss) less dividends to date          -      563,731          -
                                           ---------   ----------  ---------
        Subtotal                             325,702    2,302,893    316,414
                                           ---------   ----------  ---------

Consolidated Total                        $1,282,017  $15,015,380 $1,576,677
                                           =========   ==========  =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
September 30, 1998                           Debt     Liabilities Expenditures
------------------                        ----------  ----------  ------------

Domestic:
   GPU Energy companies                   $2,398,809   $6,191,853 $  213,132
   GPUI Group*                               183,770      222,342     25,529
   Less: GPUI Group equity investments
     included above                         (183,770)     (12,328)    (4,326)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -          -
   GPU AR                                          -          118         22
   Corporate                                       -        1,398          -
                                           ---------    ---------  ---------
        Subtotal                           2,398,809    6,403,383    234,357
                                           ---------    ---------  ---------
Foreign: (GPUI Group only)
   Australia                               1,409,435       69,857     16,930
   United Kingdom*                         1,146,932      229,467     70,153
   Other*                                    198,902       61,010     12,081
   Less: GPUI Group equity investments
     included above                         (940,021)    (240,542)   (70,939)
   Add: Original equity investment and
     income/(loss) less dividends to date          -        1,501          -
                                           ---------    ---------  ---------
        Subtotal                           1,815,248      121,293     28,225
                                           ---------    ---------  ---------

Consolidated Total                        $4,214,057   $6,524,676 $  262,582
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
                                           =========   ==========   =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
December 31, 1997                            Debt     Liabilities Expenditures
                                          ----------  -----------  -----------
Domestic:
   GPU Energy companies                   $2,448,672   $2,721,527  $  356,416
   GPUI Group*                               263,378       46,880     111,125
   Less: GPUI Group equity investments
     included above                         (171,665)     (12,321)       (120)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -           -
   GPU AR                                          -            -           -
   Corporate                                       -        1,418           -
                                           ---------    ---------   ---------
        Subtotal                           2,540,385    2,757,504     467,421
                                           ---------    ---------   ---------
Foreign: (GPUI Group only)
   Australia*                              1,485,639      115,390   1,811,921
   United Kingdom*                         1,367,471      245,105      77,706
   Other*                                    258,794       64,803       1,213
   Less: GPUI Group equity investments
     included above                       (1,326,317)    (295,183)    (89,624)
   Add: Original equity investment and
     income/(loss) less dividends to date          -            -           -
                                           ---------    ---------   ---------
        Subtotal                           1,785,587      130,115   1,801,216
                                           ---------    ---------   ---------

Consolidated Total                        $4,325,972   $2,887,619  $2,268,637
                                           =========    =========   =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

Earnings Segment Data (in thousands)

                                                      Depreciation
For the nine months                       Operating       and      Operating
ended September 30, 1998                  Revenues    Amortization  Income
------------------------                   ---------  -----------   ---------

Domestic:
   GPU Energy companies                   $3,009,856  $  352,427  $  451,855
   GPUI Group*                               138,758       8,936      21,554
   Less: GPUI Group equity investments
     included above                          (89,661)     (6,869)    (22,768)
   Add: Equity in undistributed earnings
     of affiliates, net                            -           -           -
   GPU AR                                      8,337           -      (1,477)
   Corporate                                       -           -      (3,193)
                                           ---------   ---------   ---------
        Subtotal                           3,067,290     354,494     445,971
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia                                 135,886      30,455      82,534
   United Kingdom*                           958,365      43,474     100,824
   Other*                                     46,007       9,039       8,537
   Less: GPUI Group equity investments
     included above                         (980,573)    (47,854)   (101,589)
   Add: Equity in undistributed earnings
     of affiliates, net                            -           -           -
                                           ---------   ---------   ---------
        Subtotal                             159,685      35,114      90,306
                                           ---------   ---------   ---------

Consolidated Total                        $3,226,975  $  389,608  $  536,277
                                           =========   =========   =========

                                             Other    Interest and
For the nine months                       Income and    Preferred
ended September 30, 1998                  Deductions    Dividends  Net Income
------------------------                  ----------    ---------  ----------

Domestic:
   GPU Energy companies                   $  (12,067) $  181,747  $  232,286
   GPUI Group*                                 4,071      15,148      10,477
   Less: GPUI Group equity investments
     included above                            2,601     (14,944)     (5,223)
   Add: Equity in undistributed earnings
     of affiliates, net                        5,223           -       5,223
   GPU AR                                         49           -      (1,428)
   Corporate                                  (1,024)      4,910      (9,127)
                                           ---------   ---------   ---------
        Subtotal                              (1,147)    186,861     232,208
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia                                  23,464      81,979      24,019
   United Kingdom*                             6,127      88,088      18,863
   Other*                                      3,440       8,957       1,563
   Less: GPUI Group equity investments
     included above                           (8,302)    (72,232)    (37,659)
   Add: Equity in undistributed earnings
     of affiliates, net                       37,659           -      37,659
                                           ---------   ---------   ---------
        Subtotal                              62,388     106,792      44,445
                                           ---------   ---------   ---------

Consolidated Total                        $   61,241  $  293,653  $  276,653
                                           =========   =========   =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

                                                      Depreciation
For the nine months                       Operating       and       Operating
ended September 30, 1997                  Revenues    Amortization   Income
------------------------                  ---------   ------------  ---------

Domestic:
   GPU Energy companies                   $3,062,926  $  347,755  $  508,335
   GPUI Group*                               126,611       8,591      19,691
   Less: GPUI Group equity investments
     included above                         (102,137)     (8,089)    (21,417)
   Add: Equity in undistributed earnings/
     (losses) of affiliates, net                   -           -           -
   GPU AR                                        460           -      (2,158)
   Corporate                                       -           -      (6,791)
                                           ---------   ---------   ---------
        Subtotal                           3,087,860     348,257     497,660
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                112,833       9,089      33,446
   United Kingdom*                           717,651      18,789      95,671
   Other*                                     30,026       6,624         550
   Less: GPUI Group equity investments
     included above                         (837,435)    (27,501)   (120,974)
   Add: Equity in undistributed earnings/
     of affiliates, net                            -           -           -
                                           ---------   ---------   ---------
        Subtotal                              23,075       7,001       8,693
                                           ---------   ---------   ---------

Consolidated Total                        $3,110,935  $  355,258  $  506,353
                                           =========   =========   =========

                                             Other    Interest and
For the nine months                       Income and    Preferred
ended September 30, 1997                  Deductions    Dividends  Net Income
------------------------                  ----------  -----------  ----------

Domestic:
   GPU Energy companies                   $    3,823  $  188,565  $  323,593
   GPUI Group*                                (8,118)     19,681      (8,108)
   Less: GPUI Group equity investments
     included above                            2,414     (19,145)        142
   Add: Equity in undistributed earnings/
     (losses) of affiliates, net                (142)          -        (142)
   GPU AR                                          2           -      (2,156)
   Corporate                                    (418)      4,135     (11,344)
                                           ---------   ---------   ---------
        Subtotal                              (2,439)    193,236     301,985
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                (27,051)     21,781     (15,386)
   United Kingdom*                           (55,064)     82,971     (42,364)
   Other*                                      2,089       3,648      (2,044)
   Less: GPUI Group equity investments
     included above                          131,710     (75,117)     85,853
   Add: Equity in undistributed earnings
     of affiliates, net                      (85,853)          -     (85,853)
                                           ---------   ---------   ---------
        Subtotal                             (34,169)     33,283     (59,794)
                                           ---------   ---------   ---------

Consolidated Total                        $  (36,608) $  226,519  $  242,191
                                           ==========  =========   =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

GPU, Inc. and Subsidiary Companies


6. COMPREHENSIVE INCOME

     For the nine months ended September 30, 1998 and 1997, comprehensive income was as follows:

                                                          (in thousands)
                                                           Nine months
                                                         Ended September 30,
                                                         -------------------
GPU, Inc. and Subsidiary Companies                       1998         1997
----------------------------------                       ----         -----

Net income                                             $276,653     $242,191
                                                       --------      -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains on investments                    728        4,131
     Foreign currency translation                       (15,175)      (5,702)
                                                       --------      -------
       Total other comprehensive income/(loss)          (14,447)      (1,571)
                                                       --------      -------
Comprehensive income                                   $262,206     $240,620
                                                       ========     ========

Met-Ed

Net income                                             $ 32,929     $ 81,113
                                                       --------      -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments          (892)       2,754
                                                       --------      -------
Comprehensive income                                   $ 32,037     $ 83,867
                                                       ========      =======-

Penelec

Net income                                             $ 21,586     $ 81,104
                                                       --------      --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments          (470)       1,377
                                                       --------      -------
Comprehensive income                                   $ 21,116     $ 82,481
                                                       ========      =======

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

                            GPU RESULTS OF OPERATIONS
                            -------------------------

     GPU's earnings for the third quarter ended September 30, 1998 were $338.1 million, compared with earnings of $16.9 million for the quarter ended September 30, 1997. The earnings per share on a diluted basis for the third quarter 1998 was $2.65, compared with earnings per share of $0.14 in 1997. Both periods include non-recurring items. Excluding the non-recurring items, GPU's third quarter 1998 and 1997 earnings would have been $128.8 million, or $1.01 per share, and $126.2 million, or $1.04 per share, respectively.

     Previously, GPU recorded a second quarter 1998 non-recurring charge of $275.1 million after-tax, or $2.16 per share, as a result of Pennsylvania Public Utility Commission (PaPUC) restructuring rate orders received by Met-Ed and Penelec. In the third quarter 1998, as a result of amended PaPUC restructuring rate orders, GPU reversed $266.3 million after-tax, or $2.09 per share, of the non-recurring charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional non-recurring charge of $57.0 million after-tax, or $0.45 per share, related to customer rate refunds, the write-off of regulatory assets related to its wholesale energy customers and start up payments to an environmental fund. The year-to-date effect of the PaPUC's rate actions was a charge to income of $65.8 million after-tax, or $0.52 per share. In the third quarter of 1997, a non-recurring charge of $109.3 million, or $0.90 per share, was taken for a windfall profits tax assessed on privatized utilities by the Government of the United Kingdom.

     For the nine months ended September 30, 1998, GPU's earnings were $276.7 million, or $2.18 per share, compared with earnings of $242.2 million, or $2.00 per share for the nine months ended September 30, 1997. Excluding the effect of the non-recurring items mentioned above, earnings for the nine months ended September 30, 1998 and 1997 would have been $342.5 million,

-------------------------

or $2.70 per share, and $351.5 million, or $2.90 per share, respectively. The earnings decrease on this basis was due to lower income from GPU's domestic utility operations, which are conducted by the GPU Energy companies, and the dilutive effect of the sale of GPU, Inc. common stock in February 1998. The GPU Energy companies' earnings reduction for the nine month period was mainly due to the absence in 1998 of a step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; and increased computer costs.

     Partially offsetting the earnings decrease for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997, was higher GPUI Group income due to gains on the sale of its interest in Solaris Power (Solaris), the sale of Allgas Energy stock, and the sale of half its interest in the Mid-Georgia cogeneration plant (Mid-Georgia). These gains were partially offset by lower Midlands Electricity plc (Midlands) earnings due in part to lower weather-related sales.

OPERATING REVENUES:
-------------------

     Operating revenues for the third quarter of 1998 increased 4.6% to $1.17 billion, as compared to the third quarter of 1997. For the nine months ended September 30, 1998, revenues increased 3.7% to $3.23 billion as compared to the same period last year. The components of the changes are as follows:

                                                  (in millions)
                                       --------------------------------------
                                          Three Months        Nine Months
                                             Ended              Ended
                      September 30, 1998 September 30, 1998
                                       ------------------  -------------------

GPU Energy companies:
  Kilowatt-hour (KWH) revenues              $ 61.5              $ 42.7
  Energy-related revenues                     33.4                50.7
  Obligation to refund 1998 revenues
    to customers per PaPUC Order             (56.4)              (56.4)
  GPU Telcom revenues                          6.8                12.6
  Other revenues                             (36.1)             (102.7)
                                             -----               -----
     Total GPU Energy companies                9.2               (53.1)
GPUI Group                                    39.7               161.2
GPU AR                                         2.7                 7.9
                                             -----               -----
     Total increase in revenues             $ 51.6              $116.0
                                             =====               =====


GPU Energy Companies

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three month period was due primarily to higher residential and commercial customer usage at JCP&L and increased sales to other utilities by Met-Ed and Penelec.

     The increase in KWH revenues for the nine month period was primarily due

-------------------------

to higher residential and commercial customer usage at JCP&L; and increased sales to other utilities by Met-Ed and Penelec. These increases were partially offset by the absence in 1998 of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their ECRs in base rates. KWH revenues now include Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997.

Energy-related revenues (JCP&L only)
------------------------------------

      Generally, changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The increase for the three and nine month periods was due primarily to increased sales to other utilities and higher residential and commercial customer sales.

Obligation to refund 1998 revenues to customers per PaPUC Order
---------------------------------------------------------------

     The decrease in revenues reflect transmission and distribution (T&D) rate reductions resulting from the PaPUC's final Restructuring Orders for Met-Ed and Penelec. The T&D rate reductions reflect Met-Ed and Penelec's obligation to make refunds to customers from 1998 revenues (2.5 percent for Met-Ed customers and 3.0 percent for Penelec customers from December 1996 levels).

GPU Telcom revenues
-------------------

      GPU Telcom, a subsidiary engaged in certain telecommunication related businesses, was formed in 1997. Its 1998 revenues were derived from contracts for the leasing and construction of telecommunication infrastructure.

Other revenues
--------------

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The decrease for the three and nine month periods is primarily due to a decrease in revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998. (See COMPETITIVE ENVIRONMENT.)

GPUI Group

      The increase in GPUI Group revenues for the three and nine month periods was due mainly to the inclusion of revenues from GPU PowerNet (PowerNet), which was acquired by GPU Electric in November 1997.

-------------------------------------

GPU AR

      GPU AR, which was formed in the second quarter of 1997, derived its revenues from energy sales to customers who chose it as their energy supplier as part of the retail access pilot programs in Pennsylvania (see COMPETITIVE ENVIRONMENT). Some of GPU AR's customers are located in the GPU Energy companies' service territories.

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)

      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, beginning on January 1, 1997, such cost variances for Met-Ed and Penelec are not subject to deferred accounting and have a current impact on earnings. In October 1998, the PaPUC approved the use of deferred accounting for above-market NUG costs as part of the final Restructuring Orders for Met-Ed and Penelec. The increase in PP&I includes a one-time charge by Met-Ed and Penelec for the NUG portion of unbilled revenue.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

      For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates; therefore, cost variances have a current impact on earnings. Higher fuel expenses for Met-Ed and Penelec affected earnings for the three and nine months ended September 30, 1998.

Other operation and maintenance (O&M)
-------------------------------------

      The increase in other O&M expenses for the three and nine month periods was due primarily to increased computer costs resulting from the reengineering of business processes to position the GPU Energy companies for deregulation; employee reduction costs; and increased GPUI Group O&M expenses resulting from the inclusion of PowerNet. The inclusion of O&M expenses for GPU Telcom, which was formed in 1997, also contributed to the increase for the three and nine month periods.

Depreciation and amortization
-----------------------------

      The increase in depreciation and amortization expense for the three and nine month periods was due mainly to the inclusion of PowerNet and additions to plant in service.

Taxes, other than income taxes
------------------------------

      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. However,

-------------------------

effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment. This did not have a significant impact on earnings for the first nine months of 1998.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Equity in undistributed earnings of affiliates, net

      The increase in equity in undistributed earnings of affiliates, net for the three and nine month periods was primarily due to higher GPUI Group investment income. The increase was due primarily to the absence in 1998 of a $109.3 million charge taken in 1997 for a windfall profits tax imposed on Midlands by the Government of the United Kingdom.

Other income/(expense), net
---------------------------

      The increase in other income/(expense), net for the nine month period was due primarily to gains realized by the GPUI Group from the sale of its interest in Solaris, the sale of Allgas Energy stock and the sale of half its interest in Mid-Georgia. This increase was partially offset by a charge for start-up payments for the establishment of an environmental fund for Met-Ed and Penelec; and a charge to terminate a contract with one of Met-Ed's wholesale customers.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Long-term debt
--------------

      The increase in interest on long-term debt for the three and nine month periods was due primarily to debt associated with the PowerNet acquisition. A portion of this debt was reduced in 1998 from proceeds received from GPU Electric's sale of its interest in Solaris and the sale of GPU, Inc. common stock.

Other interest
--------------

      The decrease in other interest for the three and nine month periods was due to lower JCP&L short-term debt levels.

EXTRAORDINARY ITEM:
-------------------

Extraordinary item, net of income taxes
---------------------------------------

      The extraordinary income for the three month period was due to the amended PaPUC restructuring rate orders received by Met-Ed and Penelec, which substantially reversed the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs. The extraordinary income was partially offset by additional charges taken for the writeoff of regulatory assets related to wholesale energy customers. The extraordinary loss for the nine month period was due to the net impact of the PaPUC Restructuring Orders for Met-Ed and Penelec.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

     JCP&L's earnings for the third quarter ended September 30, 1998 were $89.3 million, compared to 1997 third quarter earnings of $74.7 million. The increase in earnings was due primarily to higher residential and commercial customer sales. For the nine months ended September 30, 1998, earnings were $177.1 million, compared to $162.2 million for the same period last year.

OPERATING REVENUES:
-------------------

     Operating revenues for the third quarter of 1998 increased 7.4% to $647.6 million, as compared to the third quarter of 1997. For the nine months ended September 30, 1998, revenues increased 0.5% to $1.6 billion as compared to the same period last year. The components of the changes are as follows:

                                                 (in millions)
                                   ------------------------------------------
                                     Three Months            Nine Months
                                         Ended                  Ended
                                   September 30, 1998     September 30, 1998
                                   ------------------     ------------------


  KWH revenues                            $ 47.2              $  60.5
  Energy-related revenues                   33.2                 50.7
  Other revenues                           (35.7)              (103.9)
                                           -----               ------
      Increase in revenues                $ 44.7              $   7.3
                                           =====               ======

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three and nine month periods was due to higher residential and commercial customer usage and an increase in the number of residential and commercial customers.

Energy-related revenues
-----------------------

      Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The increase for the three and nine month periods was due primarily to increased sales to other utilities and higher residential and commercial customer sales.

Other revenues
--------------

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The decrease for the three and nine month periods is primarily due to lower revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax, and a transitional energy facilities assessment effective January 1, 1998.
(See COMPETITIVE ENVIRONMENT.)

---------------------------

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

Other operation and maintenance
-------------------------------

     The increase in other O&M expenses for the three and nine month periods was due primarily to increased computer costs resulting from the reengineering of business processes to position JCP&L for deregulation; and employee reduction costs.

Depreciation and amortization
-----------------------------

     The decrease in depreciation and amortization expense for the three month period was due primarily to the reversal of charges taken in the first six months of 1998 relating to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed and must be applied against JCP&L's stranded cost pool.

Taxes, other than income taxes
------------------------------

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income, net
-----------------

     The increase in other income, net for the nine month period was due primarily to a second quarter 1997 charge of $5.5 million to settle a lawsuit related to the termination of the Freehold NUG contract.

INTEREST CHARGES:
-----------------

Other interest
--------------

      The decrease in other interest for the three and nine month periods was due to lower JCP&L short-term debt levels.

                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

     Met-Ed's earnings for the third quarter ended September 30, 1998 were $176.8 million, compared with earnings of $27.2 million for the quarter ended September 30, 1997. Excluding the effect of non-recurring items, Met-Ed's third quarter 1998 earnings would have been $15.5 million.

     Previously, Met-Ed recorded a second quarter 1998 non-recurring charge of $187.3 million after-tax, as a result of PaPUC restructuring rate orders. In the third quarter 1998, as a result of amended PaPUC restructuring rate orders, Met-Ed reversed $183.2 million after-tax, of the non-recurring charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional non-recurring charge of $21.9 million after-tax related to customer rate refunds, the write-off of regulatory assets related to its wholesale energy customers and start-up payments to an environmental fund.

     For the nine months ended September 30, 1998, Met-Ed's earnings were $32.6 million, compared with earnings of $80.8 million, for the nine months ended September 30, 1997. Excluding the effect of the non-recurring items mentioned above, earnings for the nine months ended September 30, 1998 would have been $58.6 million. The earnings decrease on this basis was due to the absence in 1998 of a step increase in unbilled revenue recorded by Met-Ed as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; and increased computer costs.

OPERATING REVENUES:
-------------------

     Operating revenues for the third quarter of 1998 decreased 7.7% to $229.0 million, as compared to the third quarter of 1997. For the nine months ended September 30, 1998, revenues decreased 3.1% to $689.8 million as compared to the same period last year. The components of the changes are as follows:

                                                 (in millions)
                                   -------------------------------------------
                                       Three Months           Nine Months
                                           Ended                 Ended
                                    September 30, 1998     September 30, 1998
                                    ------------------     ------------------

  KWH revenues                            $  5.7              $ (1.1)
  Obligation to refund 1998 revenues
    to customers per PaPUC Order           (27.2)              (27.2)
  Other revenues                             2.3                 6.1
                                           -----               -----

  Decrease in revenues                    $(19.2)             $(22.2)
                                           =====               =====

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three month period was due mainly to increased sales to other utilities and increased commercial customer usage. The decrease in KWH revenues for the nine month period was due primarily to the absence in 1998 of the step increase in unbilled revenue as a result of Met-Ed including its ECR in base rates, amounting to $13 million; partially offset by increased sales to other utilities and increased commercial customer usage.

----------------------------

Obligation to refund 1998 revenues to customers per PaPUC Order
---------------------------------------------------------------

     The decrease in revenues reflect a T&D rate reduction resulting from the PaPUC's final Restructuring Order for Met-Ed. The T&D rate reduction reflects Met-Ed's obligation to make refunds to customers from 1998 revenues (2.5 percent from December 1996 levels).

Other revenues
--------------

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings. In October 1998, the PaPUC approved the use of deferred accounting for above-market NUG costs as part of the final Restructuring Order for Met-Ed. The increase in PP&I includes a one-time charge by Met-Ed for the NUG portion of unbilled revenue.

Other operation and maintenance
-------------------------------

     The increase in other O&M expenses for the three and nine month periods was due primarily to increased computer costs resulting from the reengineering of business processes to position Met-Ed for deregulation; and employee reduction costs.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

     The decrease in other income/(expense), net for the nine month period was due to a charge for start-up payments for the establishment of an environmental fund and a charge to terminate a contract with one of Met-Ed's wholesale customers.

EXTRAORDINARY ITEM:
-------------------

Extraordinary item, net of income taxes
---------------------------------------

      The extraordinary income for the three month period was due to the amended PaPUC restructuring rate order received by Met-Ed which substantially reversed the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs. The extraordinary income was partially offset by additional charges taken for the writeoff of regulatory assets related to wholesale energy customers. The extraordinary loss for the nine month period was due to the net impact of the PaPUC Restructuring Orders on Met-Ed.

                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

     Penelec's earnings for the third quarter ended September 30, 1998 were $62.9 million, compared with earnings of $19.2 million for the quarter ended September 30, 1997. Excluding the effect of non-recurring items, Penelec's third quarter 1998 earnings would have been $14.9 million.

     Previously, Penelec recorded a second quarter 1998 non-recurring charge of $87.8 million after-tax, as a result of Pennsylvania Public Utility Commission (PaPUC) restructuring rate orders. In the third quarter 1998, as a result of amended PaPUC restructuring rate orders, Penelec reversed $83.1 million after-tax, of the non-recurring charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional non-recurring charge of $35.1 million after-tax related to customer rate refunds, the write-off of regulatory assets related to its wholesale energy customers and start-up payments to an environmental fund.

     For the nine months ended September 30, 1998, Penelec's earnings were $21.1 million, compared with earnings of $80.6 million, for the nine months ended September 30, 1997. Excluding the effect of the non-recurring items mentioned above, earnings for the nine months ended September 30, 1998 would have been $60.9 million. The earnings decrease on this basis was due to the absence in 1998 of a step increase in unbilled revenue recorded by Penelec as a result of including its energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997; and increased computer costs.

OPERATING REVENUES:
-------------------

     Operating revenues for the third quarter of 1998 increased 0.7% to $259.4 million, as compared to the third quarter of 1997. For the nine months ended September 30, 1998, revenues decreased 2.7% to $773.4 million as compared to the same period last year. The components of the changes are as follows:

                                                    (in millions)
                                       ---------------------------------------
                                          Three Months         Nine Months
                                             Ended                Ended
                                       September 30, 1998   September 30, 1998
                                       ------------------   ------------------

  KWH revenues                               $ 33.6              $ 13.5
  Obligation to refund 1998 revenues
    to customers per PaPUC Order              (29.2)              (29.2)
  Other revenues                               (2.6)               (6.1)
                                              -----               -----
      Increase/(decrease) in revenues        $  1.8              $(21.8)
                                              =====               =====

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three and nine month periods was primarily due to increased sales to other utilities. The nine month revenue comparison was affected by the absence in 1998 of the step increase in unbilled revenue as a result of Penelec including its ECR in base rates, amounting to $15 million.

-----------------------------

Obligation to refund 1998 revenues to customers per PaPUC Order
---------------------------------------------------------------

     The decrease in revenues reflect a T&D rate reduction resulting from the PaPUC's final Restructuring Order for Penelec. The T&D rate reduction reflects Penelec's obligation to make refunds to customers from 1998 revenues (3.0 percent from December 1996 levels).

Other revenues
--------------

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. However, lower transmission revenues negatively affected the nine month earnings comparison.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

      Effective January 1, 1997, Penelec ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings. In October 1998, the PaPUC approved the use of deferred accounting for above-market NUG costs as part of the final Restructuring Order for Penelec. The increase in PP&I includes a one-time charge for the NUG portion of unbilled revenue.

Other operation and maintenance
-------------------------------

     The increase in other O&M expenses for the three and nine month periods was due primarily to increased computer costs resulting from the reengineering of business processes to position Penelec for deregulation; and employee reduction costs.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income/(expense), net
---------------------------

     The decrease in other income/(expense), net for the three and nine month periods was due to a charge for start-up payments for the establishment of an environmental fund.

EXTRAORDINARY ITEM:
-------------------

Extraordinary item, net of income taxes
---------------------------------------

      The extraordinary income for the three month period was due to the amended PaPUC restructuring rate order received by Penelec which substantially reversed the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs. The extraordinary income was partially offset by additional charges taken for the writeoff of regulatory assets related to wholesale energy customers. The extraordinary loss for the nine month period was due to the net impact of the PaPUC Restructuring Orders on Penelec.

                                   GPUI GROUP
                                   ----------

     The GPUI Group develops, owns and operates electric generation, transmission and distribution facilities in the U.S. and foreign countries. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission, distribution and supply businesses in England and Australia. It also has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 megawatts (MW) (of which the GPUI Group's equity interest represents 498
MW) of capacity, and ten operating generating facilities located in foreign countries totaling 3,820 MW (of which the GPUI Group's equity interest represents 713 MW) of capacity. It also has investments in five generating facilities under construction totaling 1,833 MW (of which the GPUI Group's equity interest represents 339 MW) of capacity. The business of the GPUI Group includes investment, development and operation of these businesses and, when appropriate, purchase and sale of interests in particular businesses.

     At September 30, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $526 million; GPU, Inc. has also guaranteed up to an additional $996 million of GPUI Group obligations. GPU, Inc. has Securities and Exchange Commission
(SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of September 30, 1998. At September 30, 1998, GPU, Inc. has remaining authorization to finance approximately $869 million of additional investments in FUCOs and EWGs.

     Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends to make additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Year 2000 Issue
---------------

     GPU is addressing the Year 2000 issue by undertaking a comprehensive review of its computers, software and equipment with embedded systems such as microcontrollers  (together,  "Year  2000  Components"),  and  of  its  business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. GPU is developing remediation plans, and has begun to take corrective actions. The remediation plans include, among other things, the modification or replacement of Year 2000 Components which are not ready for use beyond the Year 2000.

     GPU continues to respond to requests for information concerning its Year 2000 readiness. Inquiries have been made by the New Jersey Board of Public Utilities (NJBPU), the PaPUC, the U.S. Nuclear Regulatory Commission, the Department of Energy and by numerous third parties with which GPU has business relationships.

Costs
-----

     The GPU Energy companies have purchased and are installing an integrated information system (Project Enterprise) designed to help manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be substantially operational for the GPU Energy companies and GPUS by March 1999 and fully operational for all such companies by June 1999. GPUN and Genco are not installing Project Enterprise prior to the Year 2000, but rather are making modifications to their systems to achieve Year 2000 readiness. These modifications are expected to be completed by March 31, 1999 for critical systems, and by July 31, 1999 for their remaining systems. By implementing Project Enterprise as a part of their Year 2000 solution, the GPU Energy companies will avoid spending $8.1 million (JCP&L, Met-Ed and Penelec $2.7 million each) on modifications to systems that are being replaced. The GPU Energy companies estimate they will spend $106-$115 million for the purchase and implementation of Project Enterprise.

     In addition to the purchase and implementation of Project Enterprise as a part of their Year 2000 solution, the GPU Energy companies currently estimate they will spend $26.5 million (JCP&L $11.9 million; Met-Ed $7.7 million; Penelec $6.9 million) on the remediation of Year 2000 Components. Approximately 45 percent of the expected costs are for system modifications or replacements; 35 percent for labor (including contract labor); and 20 percent for contingencies. These costs are being funded by the GPU Energy companies through operating cash flows. Of this amount, the GPU Energy companies would have in any event spent $7.4 million (JCP&L $3.6 million; Met-Ed $2.2 million; Penelec $1.6 million) for maintenance and cyclical replacement plans. Through September 30, 1998, a total of approximately $10.6 million (JCP&L $4.5 million; Met-Ed $3.2 million; Penelec $2.9 million) has already been spent on the Year 2000 issue, of which $5.9 million (JCP&L $2.3 million; Met-Ed $1.8 million; Penelec $1.8 million) was spent in 1998.

     Approximately 4.8 percent of the 1998 and 3.3 percent of the 1999 operating and capital budgets for Information Technology Services (ITS) are allocated to Year 2000 remediation. This level of spending, which includes employee costs and time, is not expected to cause any material delay in ITS performing other planned projects.

     The GPUI Group currently estimates they will spend approximately $9 million to address the Year 2000 issue, primarily to replace or modify equipment at Midlands Electricity plc. Through September 30, 1998, a total of approximately $1.6 million has already been spent, primarily all of which was spent in 1998.

Milestones
----------

     GPU has established Inventory, Assessment, Remediation, Testing and Monitoring as the primary phases for its Year 2000 program. The Inventories of critical systems and components are essentially complete. The milestones for Assessment, Remediation, Testing and Monitoring are as follows:

                        Assessment  Remediation      Testing    Monitoring
                        ----------  -----------      -------    ----------
GPU Energy companies    12/31/1998   03/31/1999    03/31/1999   03/31/2000
  and GPUS
GENCO                   10/31/1998   11/15/1999    11/15/1999   05/31/2000
GPUN                    03/31/1999   10/31/1999    10/31/1999   03/31/2000
GPUI Group              12/31/1998   10/31/1999    10/31/1999   03/01/2000

     Genco expects to complete modifications and testing of Year 2000 Components involved in 83 percent of its generation capacity by May 31, 1999. Modifications and testing of the remaining components, primarily for three generating units with outages scheduled in the Fall of 1999, will not be completed until mid-November 1999. GPUN expects to complete modifications and testing for most of its systems and components by July 1, 1999. Modifications and testing of fewer than a dozen components at TMI-1, which is scheduled for a refueling outage in September 1999, are not expected to be completed until late October 1999.

Third Party Qualification
-------------------------

     Due to the interdependence of computer systems and the reliance on other organizations for supplies, materials or services, GPU is addressing the Year 2000 issue as it relates to the readiness of third parties. As part of its Year 2000 strategy, GPU is contacting key customers, lenders, trading partners, vendors, suppliers and service providers to assess whether they are adequately addressing the Year 2000 issue.

     With respect to computer software and equipment with embedded systems, GPU has analyzed where it is dependent upon third party data and has identified four principal critical areas: (1) the Pennsylvania-New Jersey-Maryland (PJM)
Interconnection; (2) electric generation suppliers, such as cogeneration operators and nonutility generators (NUGs); (3) Electronic Data Interchange
(EDI) with trading partners; and (4) Electronic Funds Transfer (EFT) with financial institutions.

     The following summarizes the actions that have taken place with critical third parties:

  - PJM - A test plan is in place and awaiting a November 1998 upgrade of PJM systems to enable data link testing. While some testing of PJM systems has already begun, the major testing will not be performed until February 1999.

  - Electric generation suppliers - All electric generation suppliers have been contacted and information as to their readiness status has been received from a small percentage. Those that have responded have readiness dates established generally for July 1999.

  - EDI/EFT - Readiness questionnaires have been sent to approximately 160 organizations with which GPU exchanges data electronically and conducts electronic funds transfers. GPU has currently received responses from only a few of these organizations.

Scenarios and Contingencies
---------------------------

     If GPU, or critical third parties upon whom GPU relies, are unable to successfully address their Year 2000 problems on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. While GPU cannot predict what effect, if any, the Year 2000 problem will have on its operations, one possible scenario may include, among other things, interruptions in delivering electric service, a temporary inability to process transactions, provide bills or operate electric generating stations. GPU currently has no cost estimates related to its Year 2000 risks.

     While there can be no assurance as to the outcome of this matter, GPU believes that its Year 2000 preparations will be successful relative to its mission-critical Year 2000 Components. In addition, GPU is developing contingency plans in accordance with the contingency planning schedule proposed by the North American Electric Reliability Council. These plans, which are currently expected to be finalized in mid- to late-1999, will include supplementing present general emergency procedures with specific measures for Year 2000 problems and placing troubleshooting teams at sites where critical components are located.

Capital Expenditures
--------------------

GPU Energy Companies

     The GPU Energy companies' capital spending for the nine months ended September 30, 1998 was $213 million (JCP&L $112 million; Met-Ed $33 million; Penelec $65 million; Other $3 million), and was used primarily for new customer connections and to maintain and improve existing transmission and distribution facilities. For 1998, capital expenditures are forecasted to be $336 million (JCP&L $169 million; Met-Ed $77 million; Penelec $87 million; Other $3), mainly related to the GPU Energy companies and will be used primarily for ongoing system development. Expenditures for maturing obligations will total $43 million (JCP&L $13 million; Penelec $30 million) in 1998. A substantial portion of the GPU Energy companies' 1998 capital outlays will be satisfied through internally generated funds.

GPUI Group

     The GPUI Group's capital spending was $49 million for the nine months ended September 30, 1998. For 1998, capital expenditures are forecasted to be $133 million. Expenditures for maturing obligations are estimated to total $589 million in 1998. A substantial portion of the GPUI Group's 1998 capital outlays will be required to be satisfied through external financings.

Financing
---------

GPU, Inc.

     GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPUI GROUP for a discussion of GPU, Inc.'s remaining investment authorization).

     GPU is in the process of arranging a new unsecured commercial paper credit facility to finance up to $1 billion of investments in FUCOs and EWGs. GPU expects that the proceeds from the sale of commercial paper (guaranteed by GPU, Inc.) will be used to repay a portion of outstanding acquisition debt and to finance future investments.

GPUI Group

     In August 1998, Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, Inc., entered into a A$500 million (approximately U.S. $297 million) revolving commercial paper program. GPU PowerNet has guaranteed Austran's obligations under this program. As of September 30, 1998, Austran borrowed approximately A$342 million (approximately U.S. $203 million) under the commercial paper program and intends to borrow an additional A$100 million (approximately U.S. $59 million) to refinance the current portion of the senior debt credit facility used to finance the PowerNet acquisition. These borrowings have been classified as noncurrent since it is management's intent to reissue the commercial paper on a long-term basis.

GPU Energy Companies

     JCP&L and Penelec have regulatory authority to issue and sell first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Under existing authorizations, JCP&L, Met-Ed and Penelec may issue these senior securities in aggregate amounts of $145 million, $190 million and $70 million, respectively, of which up to $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. Met-Ed and Penelec are seeking regulatory approvals to issue and sell senior notes and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. JCP&L intends to seek regulatory approval to issue and sell senior notes and preferred securities in an aggregate amount of $300 million, of which up to $200 million may consist of preferred securities. The GPU Energy companies also have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

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

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $282 million; Met-Ed $290 million; Penelec $527 million) at September 30, 1998. The net proceeds from the sale would be used to reduce the capitalization of the respective GPU Energy companies and may also be applied to reduce short-term debt, finance further acquisitions, repurchase GPU, Inc. common stock, and to reduce acquisition debt of the GPUI Group.

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

     On November 9, 1998, the GPU Energy companies entered into definitive purchase agreements with Sithe Energies and FirstEnergy Corporation to sell, with the exception of JCP&L's 50% ownership interest in the Yards Creek Pumped Storage plant, all their remaining fossil-fuel and hydroelectric generating facilities for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; and Penelec $603 million). The sales are expected to be completed in mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

     In addition to the continued operation of the Oyster Creek Nuclear Generating Station (Oyster Creek), JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. In July 1998, GPU announced that it was unable to identify a buyer for the facility. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing.

     In October 1998, GPU entered into definitive purchase agreements to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), a joint venture between PECO Energy and British Energy. Terms of the purchase agreements are summarized as follows:

- The total cash purchase price is $100.6 million, which represents $23 million to be paid at financial closing for the plant, and $77.6 million for the nuclear fuel in the reactor to be paid in five equal annual installments beginning one year after the closing. The purchase price is subject to certain adjustments for capital expenditures and other items.

- AmerGen will make certain contingent payments of up to $80 million for the period January 1, 2002 through December 31, 2010 depending on the actual energy market clearing prices through 2010.

- GPU will purchase the energy and capacity from TMI-1 from the closing through December 31, 2001, at predetermined rates.

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

     The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals prior to financial closing. In addition, certain rulings from the Internal Revenue Service will be necessary with respect to the maintenance or transfer of the decommissioning trusts at the closing. There can be no assurance as to the outcome of these matters.

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

     On July 20, 1998, however, Met-Ed and Penelec appealed the Restructuring Orders to the Commonwealth Court and also filed complaints in the U.S. District Court seeking both declaratory and injunctive relief challenging, among other things, the PaPUC's refusal in the Restructuring Orders to ensure full recovery of the costs of NUG contracts, as required by state and federal law.

     In addition, on July 20, 1998 Met-Ed and Penelec filed Alternative Restructuring Plans (Alternative Plans) with the PaPUC based on the provision in the Customer Choice Act that enables a utility to file an alternate plan if the PaPUC rejects the utility's initial plan. On August 5, 1998, the PaPUC rejected the Alternative Plans as invalid and on August 17, 1998, Met-Ed and Penelec appealed this action.

     Following extended negotiations, on September 23, 1998, Met-Ed, Penelec, the PaPUC and numerous intervenors in the restructuring proceedings entered into Settlement Agreements providing for new restructuring plans. On October 16, 1998, the PaPUC adopted final Restructuring Orders approving the Settlement Agreements. For additional information, see Note 2, Accounting for Non-recurring Items. The major elements of the final Restructuring Order are as follows:

-    A transmission and distribution tariff rate which provides adequate funding
     for  maintaining   the   reliability  of  Met-Ed  and  Penelec's   electric
     distribution systems;

- A rate reduction from January 1, 1999 through December 31, 1999, for all customers, whether they choose an alternate supplier or not, reflecting Met-Ed and Penelec's obligation to make refunds to customers from 1998 revenues (2.5 percent for Met-Ed customers and 3.0 percent for Penelec customers from December 1996 levels);
                                       69

- The ability of all customers to participate in electric choice on January 1, 1999 - two years sooner than called for in Pennsylvania's Electricity Competition Act;

- Customers will receive a "shopping credit" that will result in savings if they buy electricity from an alternate supplier that charges less than the shopping credit. The average shopping credit in 1999 will be 4.350 cents per kilowatt-hour for Met-Ed and 4.404 cents per kilowatt-hour for Penelec. Actual prices will vary by customer rate class;

- Assurance of full recovery of the above-market costs of government-mandated contracts to buy electricity from NUGs (Beginning in 2005, the amount collected will be adjusted every five years over the life of each contract);

- A rate cap for the cost of delivering electricity (transmission and distribution) until 2004, three-and-one-half years longer than the period called for in Pennsylvania's Electricity Competition Act (with the exception of a pending federal order requiring a transmission rate increase in Pennsylvania);

- A rate cap for electricity purchased from GPU Energy, as provider of last resort, until 2010;

- PaPUC approval for Met-Ed and Penelec to sell their generating stations, including TMI-1;

- Recovery of $658.14 million in stranded costs for Met-Ed over 12 years and $332.16 million for Penelec over 11 years (These amounts reflect the effects of using the estimated net proceeds from selling Met-Ed and Penelec's generating plants to reduce stranded costs and will be adjusted based on actual net sale proceeds);

- $2.7 million and $3.4 million assistance in 1999 for low-income customers of Met-Ed and Penelec, respectively; increasing to $6.4 million and $6.9 million in 2002.

- A sustainable energy fund to promote the development and use of renewable energy and clean energy technologies with one-time payments in 1998 of $5.7 million from Met-Ed and of $6.4 million from Penelec;

- The ability of some customers to choose another licensed supplier to provide metering services beginning January 1, 1999, and billing services beginning January 1, 2000;

- A phase-in of competitive bidding beginning no later than June 1, 2000, for other suppliers to be the "provider of last resort" for customers who do not shop; and

- The dismissal of all pending litigation in accordance with the Settlement Agreements.

New Jersey
----------

     In April 1997, the NJBPU issued final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey. The NJBPU recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. It is currently expected that retail competition in New Jersey will not commence before the second quarter of 1999. The NJBPU also recommended a near-term electric rate reduction of 5% to 10% with the phase-in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

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

     Hearings with respect to the stranded cost and unbundled rate filings have been completed. On September 4, 1998, the ALJ issued a recommended decision containing the following major elements:

- The ALJ did not consider current cost levels as the basis for unbundling rates, but instead used 1992 costs. With the exception of JCP&L's investment in a new combustion turbine plant, the ALJ denied recovery of post-1992 rate case capital additions. However, the ALJ did recommend that the NJBPU reconsider these matters.

- The ALJ recommended that the Oyster Creek investment be recovered over a period of between four and eleven years, but once the plant is retired for ratemaking purposes, no return should be provided on the unamortized investment.

- The ALJ recommended that the 2.1% rate reduction implemented in April 1997 as part of JCP&L's Global Settlement should not be part of the 5-10% rate reduction mandated by the NJBPU's Final Report.

- The ALJ endorsed a market line higher than that proposed by JCP&L.

- The ALJ approved recovery of actual NUG costs through a NUG Transition Charge (NTC), over the lives of the contracts.

- The ALJ accepted JCP&L's proposal for recovery of nuclear decommissioning costs through a Societal Benefits Charge, but disallowed the inclusion of fossil decommissioning costs in the calculation of stranded costs.

- The ALJ accepted GPU Energy's generation asset divestiture plan and the position that the net proceeds be applied to reduce other stranded costs.

     Evidentiary hearings before the NJBPU with respect to the separate restructuring filing were held jointly with the other New Jersey utilities, and briefs have been filed. GPU Energy expects a NJBPU decision coincident with decisions in the stranded cost and unbundled rates proceedings. There can be no assurance as to the outcome of these proceedings.

     In September 1998, legislation to deregulate New Jersey's electricity market was introduced in the Assembly and Senate. The proposed legislation provides for, among other things, customer choice beginning no later than June 1, 1999 and expanding to include all customers by October 1, 1999; a minimum five to ten percent rate reduction; the unbundling of customer bills; the recovery of stranded costs; and the ability to securitize stranded costs. The NJBPU is not expected to issue final decisions on JCP&L's stranded cost, unbundled rate and restructuring filings until after legislation is enacted, which is currently anticipated by the end of 1998.

     JCP&L has received NJBPU approval for a one-year pilot program offering customers in Monroe Township, New Jersey, a choice of their electric energy supplier. The pilot program began in September 1997, and has been extended until December 31, 1998. Monroe Township had been exploring the possibility of establishing its own municipal electric system.

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

     The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The final Restructuring Orders for Met-Ed and Penelec provide for a transmission and distribution rate cap exception to recover the increase in the transmission rate from Met-Ed and Penelec's retail customers in the event the FERC denies the request for reconsideration of the single-system transmission rate. The FERC's ruling may also have an effect on JCP&L's distribution rates since the NJBPU has recommended a 5-10% rate reduction effective with the implementation of customer choice. There can be no assurance as to the outcome of this matter.

     Several   bills  have  been   introduced   in  Congress   providing  for  a
comprehensive restructuring of the electric utility industry. These bills propose, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935 (PUHCA).

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

Nonutility Generation Agreements
--------------------------------

     Pursuant to the requirements of PURPA and state regulatory directives, the GPU Energy companies have entered into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 23 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of September 30, 1998, facilities covered by these agreements having 1,681 MW (JCP&L 912 MW; Met-Ed 364 MW;
Penelec 405 MW) of capacity were in service. Although the Pennsylvania legislation and the Energy Master Plan in New Jersey both include provisions for the recovery of costs under NUG agreements and certain NUG buyout costs, there can be no assurance that the GPU Energy companies will continue to be able to recover similar costs which may be incurred in the future. (See Note 1 of the Notes to Consolidated Financial Statements Competition and the Changing Regulatory Environment.)

     The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA. They are also attempting to renegotiate, and in some cases buy out, existing high cost long-term NUG agreements where it is economic to do so (see THE GPU ENERGY COMPANIES' SUPPLY PLAN).


                      THE GPU ENERGY COMPANIES' SUPPLY PLAN
                      -------------------------------------

Supplier of Last Resort
-----------------------

     Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected sales growth in a utility's franchise service territory. As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who continue to receive energy supplied by the GPU Energy companies and for whom the GPU Energy companies continue to have an obligation to serve. Based upon the PaPUC final Restructuring Orders for Met-Ed and Penelec, electric utility customers in Pennsylvania will be able to shop for their generation supplier beginning January 1, 1999. Met-Ed and Penelec will furnish, through a competitive bid process, provider of last resort service (PLR) for 20% of their retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002, and 80% on June 1,
2003, referred to as Competitive Default Service (CDS). If no qualified bids for CDS are received at or below their generation rate caps, Met-Ed and Penelec will provide PLR service at the rate cap levels unless modified by the PaPUC. Any retail customers assigned to CDS may elect a competitive generation supplier or return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap. JCP&L's obligation as supplier of last resort will be determined after restructuring legislation in New Jersey is enacted. There can be no assurance as to the outcome of these proceedings.

     Following the completion of the sale of the GPU Energy companies' generation facilities, and the evolving competitive climate in which the GPU Energy companies' existing customers will be able to choose their electric generation supplier, the GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments and reliance on spot market purchases. The GPU Energy companies' present strategy includes minimizing the financial exposure associated with new long-term purchase commitments.

Managing Nonutility Generation
------------------------------

     The October 1998 PaPUC final Restructuring Orders provide for, and the proposed legislation and restructuring plans in New Jersey also contemplate, full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful in whole or in part.

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

     In 1997, Met-Ed and Penelec issued requests for proposals (RFPs) to 24 NUG projects which currently supply a total of approximately 760 MW under power purchase agreements. The RFPs requested the NUGs to propose buyouts, buydowns and/or restructurings of current power purchase contracts in return for cash payments. In January 1998, Met-Ed and Penelec entered into definitive buyout agreements with two bidders. These agreements were contingent upon Met-Ed and Penelec obtaining a PaPUC order allowing for the full recovery of the buyout payments through retail rates. In October 1998, the PaPUC issued final Restructuring Orders that, among other things, established terms and conditions that would enable the buyout agreements to proceed.


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

     In June and October 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, which among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, Met-Ed and Penelec have discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" with respect to their electric generation operations in the second quarter of 1998. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. JCP&L will discontinue the application of FAS 71 and adopt FAS 101 for its electric generation operations no later than when it receives NJBPU approval of its restructuring plans.

     In accordance with Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," GPU performed impairment tests on the net book value of the GPU Energy companies' generation facilities. These tests determined that GPU's net investment in TMI-1 was impaired. No impairment existed for the fossil fuel and hydroelectric generating plants or for Oyster Creek as of September 30, 1998. For the nine months ended September 30, 1998, GPU's investment in TMI-1 was written down by $505 million (pre-tax) (JCP&L $131 million; Met-Ed $251 million; Penelec $123 million) to reflect its fair market value. The amounts written off were re-established as a regulatory asset since management believes it is probable of recovery in the restructuring process due to expected gains on the sale of the fossil-fuel and hydroelectric generating plants being projected to exceed the TMI-1 writedown amount.

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

                  (27)  Financial Data Schedules
                        A - GPU, Inc. and Subsidiary Companies
                        B - JCP&L C - Met-Ed D - Penelec

            (b)  Reports on Form 8-K:

                 GPU, Inc.:
                 ----------

                 Dated October 2, 1998, under Item 5 (Other Events). Dated October 22, 1998, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:
                 -------------------------------------

                 Dated October 22, 1998, under Item 5 (Other Events).

                 Metropolitan Edison Company:
                 ----------------------------

                 Dated October 2, 1998, under Item 5 (Other Events). Dated October 22, 1998, under Item 5 (Other Events).

                 Pennsylvania Electric Company:
                 -------------------------------

                 Dated October 2, 1998, under Item 5 (Other Events). Dated October 22, 1998, under Item 5 (Other Events).

                                   Signatures
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.



November 9, 1998                    By:    /s/ J. G. Graham
                                          ------------------------------------
                       J. G. Graham, Senior Vice President
                            (Chief Financial Officer)



November 9, 1998                    By:    /s/ F. A. Donofrio
                                          ------------------------------------
                         F. A. Donofrio, Vice President
                                 and Comptroller
                           (Chief Accounting Officer)



                                          JERSEY CENTRAL POWER & LIGHT COMPANY
                           METROPOLITAN EDISON COMPANY
                          PENNSYLVANIA ELECTRIC COMPANY



November 9, 1998                    By:    /s/ D. Baldassari
                                          ------------------------------------
                                          D. Baldassari, President
                          (Principal Operating Officer)


November 9, 1998                    By:    /s/ D. W. Myers
                                          ------------------------------------
                           D. W. Myers, Vice President
                                           and Comptroller
                         (Principal Accounting Officer)