Form 10-K
period 1998-12-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1999-03-31
CIK 40779, 53456, 65350, 77227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 X    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---   ACT OF 1934 For the fiscal year ended December 31, 1998
                                      OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from --------- to--------

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

(a) Issued by JCP&L Capital, L.P., and unconditionally guaranteed by Jersey Central Power & Light Company.

(b)   Issued  by  Met-Ed  Capital,  L.P.,  and  unconditionally   guaranteed  by
      Metropolitan Edison Company.

(c) Issued by Penelec Capital, L.P., and unconditionally guaranteed by Pennsylvania Electric Company.

      Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                ----        ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrants' voting stock held by non-affiliates based on the closing price of $42.125 on February 3, 1999 was:

      Registrant                                          Amount
      ----------                                          ------
      GPU, Inc.                                       $5,383,065,371

      The number of shares outstanding of each of the registrants' classes of voting stock as of February 3, 1999 was as follows:
                                                                       Shares
Registrant                           Title                         Outstanding
----------                           -----                         -----------
GPU, Inc.                            Common Stock, $2.50 par value 127,787,902
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting of Stockholders of GPU, Inc.
(Part III)
-----------------------------------------------------------------------------

      This combined Form 10-K is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS



                                                                        Page
                                                                       Number
                                                                       ------

Part I

    Item  1.    Business                                                 1
    Item  2.    Properties                                              46
    Item  3.    Legal Proceedings                                       49
    Item  4.    Submission of Matters to a Vote of Security Holders     49


Part II

    Item  5.    Market for Registrant's Common Equity and
                Related Stockholder Matters                             50
    Item  6.    Selected Financial Data                                 50
    Item  7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     51
    Item  7A.   Quantitative and Qualitative Disclosures about
                Market Risk                                             51
    Item  8.    Financial Statements and Supplementary Data             51
    Item  9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     51


Part III

    Item 10.    Directors and Executive Officers of the Registrant      52
    Item 11.    Executive Compensation                                  56
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                          61
    Item 13.    Certain Relationships and Related Transactions          62


Part IV

    Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     62


Signatures                                                              76

                                    PART I

ITEM 1.  BUSINESS.

     GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). The "GPUI Group," as referred to in this report, develops, owns, operates and funds the acquisition of generation, transmission and distribution facilities worldwide through GPU International, Inc., GPU Power, Inc., GPU Capital, Inc. and GPU Electric, Inc., a subsidiary of GPU Capital, Inc. (Hereafter, GPU International, Inc. and GPU Power, Inc. and their subsidiaries, which will develop, own, operate and fund the acquisition of generation facilities worldwide, will be referred to as the "GPUI Group" and GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries, which will develop, own, operate and fund the acquisition of transmission and distribution systems outside the United States, will be referred to as "GPU Electric.") Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


     GPU is subject to  regulation  by the  Securities  and Exchange  Commission
(SEC) under the 1935 Act. The GPU Energy companies' retail rates, conditions of service, and issuance of securities are subject to regulation in the state in which each utility operates - in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PaPUC). The Nuclear Regulatory Commission (NRC) regulates the construction, ownership and operation of nuclear generating stations. The GPU Energy companies are also subject to wholesale rate and other regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act. In addition, certain foreign subsidiaries and affiliates are subject to limited rate and other regulation (see REGULATION section).

     Financial information with respect to the business segments of GPU is provided in Note 15, Segment Information, of the Combined Notes to the Consolidated Financial Statements.

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

Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; fuel prices and availability; the effects of the Year 2000 issue (see LIQUIDITY AND CAPITAL RESOURCES section of Management's Discussion and Analysis); and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.


                           SIGNIFICANT DEVELOPMENTS

     The following are significant developments which have had, or will continue to have, an impact on GPU:

Pennsylvania Restructuring

     In 1996,  Pennsylvania adopted  comprehensive  legislation (Customer Choice
Act) which provides for the restructuring of the electric utility industry. In June 1997, Met-Ed and Penelec filed with the PaPUC their restructuring plans to implement competition and customer choice in Pennsylvania. In October 1998, the PaPUC adopted Restructuring Orders approving Settlement Agreements entered into by Met-Ed, Penelec, the PaPUC and all but two of the intervenors in the restructuring proceeding who appealed the Restructuring Orders. One of these appeals remains pending and is scheduled to be heard in April 1999. For additional information, see Note 5, Accounting for Extraordinary and Non-recurring Items, of the Combined Notes to the Consolidated Financial Statements. The major elements of the Restructuring Orders are as follows:

     - A transmission and distribution tariff rate which provides adequate funding for maintaining the reliability of Met-Ed and Penelec's electric distribution systems;

     - A rate reduction from January 1, 1999 through December 31, 1999, for all customers, whether they choose an alternate supplier or not, reflecting Met-Ed and Penelec's obligation to make refunds to customers from 1998 revenues (2.5% for Met-Ed customers and 3% for Penelec customers from December 1996 levels);

     - The ability of all customers to participate in electric choice on January 1, 1999 - two years sooner than called for in Pennsylvania's Customer Choice Act;

     - Customers will receive a "shopping credit" that will result in savings if they buy electricity from an alternate supplier that charges less than the shopping credit. The average shopping credit in 1999 will be
         4.350 cents per KWH for Met-Ed and 4.404 cents per KWH for Penelec. Actual prices will vary by customer rate class;

     - Assurance of full recovery of the above-market costs of government-mandated contracts to buy electricity from nonutility generators (NUGs) (Beginning in 2005, the amount collected will be adjusted every five years over the life of each contract);

     - A rate cap for the cost of delivering electricity (transmission and distribution) until 2004;

     - A rate cap for electricity purchased from Met-Ed and Penelec, as providers of last resort, until 2010;

     - PaPUC approval for Met-Ed and Penelec to sell all of their generating stations, including Three Mile Island Unit 1 (TMI-1);

     - Recovery of $658 million in stranded costs for Met-Ed over 12 years and $332 million for Penelec over 11 years, primarily for NUGs. Future NUG operating costs for which rate recovery has been assured may be adjusted every five years over the life of each NUG contract. (These amounts reflect the effects of using the estimated net proceeds from selling Met-Ed and Penelec's generating plants to reduce stranded costs and will be adjusted based on actual net sale proceeds);

     - $2.7 million and $3.4 million for assistance in 1999 to low-income customers of Met-Ed and Penelec, respectively; increasing to $6.4 million and $6.9 million, respectively, in 2002;

     - A sustainable energy fund to promote the development and use of renewable energy and clean energy technologies with one-time payments in 1998 of $5.7 million from Met-Ed and of $6.4 million from Penelec;

     - The ability of some customers to choose another licensed supplier to provide metering services beginning January 1, 1999, and billing services beginning January 1, 2000;

     - A phase-in of competitive bidding beginning no later than June 1, 2000, for other suppliers to be the "provider of last resort" for customers who do not shop; and

     - The dismissal of all pending litigation regarding restructuring in accordance with the Settlement Agreements.

New Jersey Restructuring

     In January 1999, New Jersey enacted legislation to deregulate the state's electricity market. The legislation generally provides for, among other things, the following:

     - Customer choice of electric generation supplier for all consumers beginning no later than August 1, 1999;

     - A 5% rate reduction for all customers beginning August 1, 1999, with another 5% rate reduction to be phased in over the next three years. The rate reduction must be maintained for one year after the end of the three year phase-in;

- the aggregation of electric generation service by a government or private aggregator;

     -   the unbundling of customer bills;

     -   the ability to recover stranded costs; and

     -   the ability to securitize stranded costs.

      In April 1997, the NJBPU issued its final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey (Findings and Recommendations), which formed the basis for the legislation enacted in 1999. As required by the Findings and Recommendations, in July 1997 JCP&L filed with the NJBPU a proposed restructuring plan, including stranded cost, unbundled rate and restructuring filings. Highlights of the plan include:

     - The ability of electric retail customers to choose their supplier in accordance with the schedule initially proposed by the NJBPU in the Findings and Recommendations.

     - Unbundled rates which would apply to all distribution customers, with the exception of a Production Charge payable by customers who do not choose an alternative energy supplier. The proposed unbundled rate structure would include:

         -- a fixed monthly Customer Charge for the costs associated with metering, billing and customer account administration.

         -- a Delivery Charge consisting of, among other things, capital and O&M costs associated with the transmission and distribution system.

         -- a Market Energy and Capacity Charge for electricity provided to customers for whom JCP&L continues to act as their electric generation supplier. JCP&L would be the supplier of last resort for customers who cannot or do not wish to purchase energy from an alternative supplier.

         -- a Societal Benefits Charge to recover demand-side management costs, manufactured gas plant remediation costs, and nuclear decommissioning costs.

         -- a Market Transition Charge to recover non-NUG stranded generation costs.

         -- a NUG Transition Charge (NTC) to recover ongoing above-market NUG costs over the life of the contracts and provide a mechanism to flow through to customers the benefits of future NUG mitigation efforts.

- The unbundling plan also called for an estimated 10% rate reduction, which included certain components that are not recognized as rate reductions by the 1999 legislation or are otherwise no longer available. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

     - In addition to the sale or continued operation of the Oyster Creek Nuclear Generating Station (Oyster Creek), JCP&L is exploring the early retirement of the plant to mitigate costs associated with its continued operation. A final decision on the plant's future will not be made until the NJBPU rules on JCP&L's restructuring filing. Nevertheless, JCP&L had proposed that the NJBPU approve an early retirement of Oyster Creek in September 2000, for ratemaking purposes, with the following ratemaking treatment:

         -- The market value of Oyster Creek's generation output would be recovered in the Production Charge.

         -- The above-market operating costs would be recovered as a component of the Delivery Charge through September 2000. If the plant is operated beyond that date, these costs would not be included in customer rates.

         --   Existing  Oyster  Creek  regulatory   assets  would,   like  other
              regulatory assets, continue to be recovered.

         --   Oyster   Creek    decommissioning    costs   would,   like   TMI-1
              decommissioning costs, be recovered as a component of the Societal Benefits Charge.

         -- JCP&L's net investment in Oyster Creek would be recovered as a levelized annuity, effective with the commencement of retail choice through its original expected operating life in 2009.

     - Stranded costs at the time originally proposed by the NJBPU for initial customer choice, on a present value basis, were estimated at $1.6 billion, of which $1.5 billion was for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek.

     Numerous parties have intervened in this proceeding and have contested various aspects of JCP&L's filings, including, among other things, recovery by JCP&L of plant capital additions since its last base rate case in 1992, projections of future electricity prices on which stranded cost recovery calculations are based, the appropriate level of return and the appropriateness of earning a return on stranded investment.

     Consultants retained by the NJBPU Staff, the Division of Ratepayer Advocate and other parties have proposed that JCP&L's stranded cost recoveries should be substantially lower than the levels JCP&L is seeking. Certain of these issues may be impacted by the 1999 legislation and the results of the sale by JCP&L of its generating facilities (see Generation Divestiture below).

     In addition, in a February 1998 order, the NJBPU substantially affirmed an Administrative Law Judge (ALJ) ruling which required that rates be unbundled based on the 1992 cost of service levels which were the basis for JCP&L's last base rate case, but clarified that (1) JCP&L could update its 1992 cost of service study to reflect adjustments consistent with the 1997 NJBPU approved Stipulation of Final Settlement which, among other things, recognized certain increased expense levels and reductions to base rates and

(2) all of the other updated post-1992 cost information that JCP&L had submitted in the proceeding should remain in the record, which the NJBPU will utilize after issuance of the ALJ's initial decision to establish a reasonable level of rates going forward.

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

     Hearings with respect to the stranded cost and unbundled rate filings have been completed. In September 1998, the ALJ issued a recommended decision containing the following major elements:

     - The ALJ did not consider current cost levels as the basis for unbundling rates, but instead used 1992 costs. With the exception of JCP&L's investment in a new combustion turbine plant, the ALJ denied recovery of post-1992 rate case capital additions but recommended that the NJBPU reconsider these matters.

     - The ALJ recommended that the Oyster Creek investment be recovered over a period of between four and eleven years, but once the plant is retired for ratemaking purposes, no return should be provided on the unamortized investment.

     - The ALJ recommended that the 2.1% rate reduction implemented in April 1997 as part of JCP&L's Stipulation of Final Settlement, as approved by the NJBPU in 1997, should not be part of the rate reduction mandated by the NJBPU.

     - The ALJ endorsed a market line higher than that proposed by JCP&L.

     - The ALJ approved recovery of actual NUG costs through a NUG Transition Charge, over the lives of the contracts.

     - The ALJ accepted JCP&L's proposal for recovery of nuclear decommissioning costs through a Societal Benefits Charge, but disallowed the inclusion of fossil decommissioning costs in the calculation of stranded costs.

- The ALJ accepted JCP&L's generation asset divestiture plan and the position that the net proceeds be applied to reduce other stranded costs.

     The NJBPU has stated that it intends to issue a final order with respect to the stranded cost and unbundled rate filings of JCP&L by April 14, 1999.

     Evidentiary hearings before the NJBPU with respect to the separate restructuring filings were held jointly with the other New Jersey utilities, and briefing has been completed. The NJBPU has stated that it intends to issue a generic final order with respect to the restructuring filings for all New Jersey utilities in the second quarter of 1999.

Generation Divestiture

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $272 million; Met-Ed $283 million; Penelec $508 million) at December 31, 1998.

     In August 1998, after the completion of an auction process, Penelec and New York State Electric & Gas Corporation (NYSEG) entered into definitive agreements with Edison Mission Energy (Edison) to sell the Homer City Station for a total purchase price of approximately $1.8 billion. The Homer City Station is a 1,884 MW three unit coal-fired generation station located in Indiana County, Pennsylvania. In March 1999, the sale of Homer City to EME Homer City Generation, L.P., a subsidiary of Edison, was completed. Penelec and NYSEG each owned a 50% interest in the station and shared equally in the net sale proceeds.

     In November 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies and FirstEnergy Corporation to sell all their remaining fossil-fuel and hydroelectric generating facilities other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $604 million). Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility (Seneca) is being sold to FirstEnergy for $43 million, which is included in this amount. The sales are expected to be completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. Sithe has agreed to assume the collective bargaining agreements covering union employees and to fill bargaining positions on the basis of seniority. Sithe has also agreed to use reasonable efforts to offer positions to Genco non-bargaining employees. The GPU Energy companies have agreed to assume up to $20 million (JCP&L $7 million; Met-Ed $9 million; Penelec $4 million) of employee severance costs for employees not hired by Sithe.

     In October 1998, the GPU Energy companies entered into definitive agreements to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), which is a joint venture between PECO Energy and British Energy. Terms of the purchase agreements are summarized as follows:

- The total cash purchase price is approximately $100 million, which represents $23 million to be paid at closing, and $77 million for the nuclear fuel in the reactor to be paid in five equal annual installments beginning one year after the closing. The purchase price and closing payment are subject to certain adjustments for capital expenditures and other items.

     - AmerGen will make contingent payments of up to $80 million for the period January 1, 2002 through December 31, 2010 depending on the actual energy market clearing prices through 2010.

     - GPU will purchase the energy and capacity from TMI-1 from the closing through December 31, 2001, at predetermined rates.

     - At closing, GPU will make additional deposits into the TMI-1 decommissioning trusts to bring the trust totals up to $320 million and AmerGen will then assume all liability and obligation for decommissioning TMI-1.

     - GPU will continue to own and hold the license for Three Mile Island Unit 2 (TMI-2). No liability for TMI-2 or its decommissioning will be assumed by AmerGen. AmerGen will, however, maintain TMI-2 under contract with GPU.

     - AmerGen will employ all employees located at TMI-1 at closing, and will also have the opportunity to offer positions to GPUN's headquarters staff. GPU will be responsible for all severance payments associated with these employees for a one-year period following closing. AmerGen will assume the current collective bargaining agreement covering TMI-1 union employees.

     The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals. NRC approval of the TMI-1 license transfer to AmerGen, as well as certain rulings from the Internal
Revenue Service, will be necessary with respect to the maintenance or transfer of the decommissioning trusts. There can be no assurance as to the outcome of these matters.

     The net proceeds from these generation asset sales will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and reduce acquisition debt of the GPUI Group.

     In addition to the continued operation of Oyster Creek, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing.

GPUI Group

     In January 1998, following its acquisition of PowerNet Victoria (PowerNet) in late 1997, GPU Electric sold its 50% share in Solaris Power (Solaris) to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and 10.36% of the outstanding common stock of Allgas Energy Limited (Allgas, the natural gas distributor in Queensland, Australia), in order to comply with cross-ownership restrictions in the Australian State of Victoria. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of sale. As a result of the Solaris sale, GPU recorded an after-tax gain of $18.3 million. In July 1998, GPU Electric sold its Allgas shares for A$25.8 million (approximately U.S. $16 million).

     In February 1998, GPU International sold a one-half interest in the Mid-Georgia cogeneration project (Mid-Georgia, a 300 MW facility located in Kathleen, Georgia) to Sonat Energy Services Company. As a result, GPU recorded an after-tax gain on the sale of $5.8 million in the first quarter of 1998. In June 1998, Mid-Georgia began commercial operation under a 30-year power purchase agreement to sell capacity and energy on a dispatchable basis to Georgia Power.

     In November 1998, Midlands Electricity plc (Midlands) announced the sale of its electric supply business to National Power plc. GPU and Cinergy Corp. jointly acquired Midlands in 1996. National Power will acquire all the assets of Midlands' supply business and assume its liabilities, including obligations under all Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital at financial closing, which is expected in the second quarter of 1999. Midlands will continue to own its distribution business, as well as interests in various generation stations.

     In March 1999, GPU Electric acquired Emdersa, an Argentine holding company that owns three electric distribution companies, for $435 million. The three companies serve approximately 335,000 customers throughout a territory of approximately 124,300 square miles in northwest Argentina.

Common Stock Repurchase

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. The repurchases will initially be funded with borrowings. Through March 1, 1999, GPU, Inc. has repurchased 614,300 shares of common stock at an average price of $41.62 per share.


                            INDUSTRY DEVELOPMENTS

     Electric utility customers have traditionally been served by vertically integrated regulated monopolies. The electric utility industry is moving away from a traditional rate regulated environment based on cost recovery to some combination of a competitive marketplace and modified regulation. The enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of competitors into the electric generation business. The Energy Policy Act of 1992 (EPAct) furthered competition among utilities and NUGs in the wholesale electric generation market, accelerating industry restructuring. The FERC, in its Order 888 and related proceedings, has required utilities to provide open access and comparable transmission service to third parties. Pennsylvania and New Jersey have now adopted comprehensive legislation which provides for the restructuring of the electric utility industry.

     Operating in a competitive environment places pressures on utility profit margins and credit quality. Utilities with significantly higher cost structures than are supportable in the marketplace will experience reduced earnings as they attempt to meet their customers' demands for lower-priced electricity. Competitive forces continue to influence some retail pricing.

In light of restructuring in New Jersey and Pennsylvania, customers are pursuing competitively priced electricity from other providers. This increasing competition in the electric utility industry has already led the major credit rating agencies to apply more stringent guidelines in making credit rating determinations.

     The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created stranded costs in the electric utility industry. These stranded costs, while generally recoverable in a regulated environment, are at risk in a deregulated and competitive environment. The PaPUC's Restructuring Orders issued in 1998 granted Met-Ed and Penelec recovery of a substantial portion of their stranded costs. New Jersey legislation passed in January 1999 also provides a mechanism for the recovery of stranded costs. See COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis.

     As part of its strategy of achieving earnings growth, GPU is continuing to investigate investment opportunities in various domestic and foreign power projects and foreign utility systems, and intends to make additional investments and/or acquisitions which would be financed with new debt or new equity.

     GPU has identified the following strategic objectives to guide it over the next several years: (1) reposition GPU based on changing industry risks; (2) build upon GPU's core competency in regulated infrastructure (mainly the transmission and distribution of electricity); (3) divest the merchant generation business; (4) seek growth through the acquisition of domestic and international regulated infrastructure assets (i.e. electric, natural gas, water, telecommunications); (5) continue to develop the contract generation business (generation for which contracts to sell power to third parties have been executed) through the GPUI Group; and (6) continue to participate in the retail energy and supply business to determine if a viable economic opportunity exists through GPU AR.

     GPU's strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses and acquisitions of other businesses. No assurances can be given as to whether any potential transactions of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.

     GPU expects to be in a regulated business (the transmission and distribution of electricity). In the future, GPU's ability to seek rate increases will be more limited than it has been in the past and, notwithstanding increases in costs, rates may be capped for varying periods. Since GPU intends, to a large extent, to exit the merchant generation business, it will need to meet capacity obligations and supply energy largely from contracted purchases and purchases in the open market. In addition, inflation may have various effects on GPU since it will be a factor in revenue calculations in some jurisdictions, but may cause increased operating costs with GPU having a limited ability to pass these costs to its customers because of capped rates in other areas. Management is in the process of identifying and addressing these market risks, however, there can be no assurance that GPU will be able to recover through these capped rates all of the costs of the electricity required to be purchased for customers.

     GPU has been active both on the federal and state levels in helping to shape electric industry restructuring while seeking to protect the interests of its shareholders and customers, and is attempting to assess the impact that these competitive pressures and other changes will have on its financial condition and results of operations.

                             OTHER DEVELOPMENTS

YEAR 2000 ISSUE

     GPU is addressing the Year 2000 issue by undertaking a comprehensive review of its computers, software and equipment with embedded systems such as microcontrollers (together, "Year 2000 Components"), and of its business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. Remediation plans and corrective actions are in progress. The remediation plans include, among other things, the modification or replacement of Year 2000 Components which are not ready for use beyond 1999. In addition, GPU has begun to develop contingency plans for mission-critical systems. GPU's Year 2000 project is not expected to cause any material delay in the completion of other planned projects by information technology services.

     In January 1999, an independent consultant retained by GPU to review the adequacy of GPU's Year 2000 plans favorably rated the GPU Energy companies in their progress toward achieving Year 2000 readiness as measured against the consultant's "best practices" model. The consultant also identified certain weaknesses that GPU is currently addressing.

     The PaPUC has entered an Order mandating that Pennsylvania jurisdictional utilities have their mission-critical systems Year 2000 compliant by March 31, 1999. In November 1998, an ALJ assigned to the proceeding conducted hearings to support recommendations demanding that the PaPUC relax its March 31, 1999 mandate in certain cases. Met-Ed and Penelec have jointly submitted testimony to the proceeding and participated in the hearings. While there can be no assurance as to the outcome of this matter, including if the PaPUC will modify its March 31, 1999 compliance date, GPU believes that its current Year 2000 plans are adequate relative to its mission-critical systems. In addition to the PaPUC mandate, inquiries concerning GPU's Year 2000 readiness have been made by the NJBPU, the NRC, the U.S. Department of Energy (DOE), and by numerous third parties with which GPU has business relationships.

Costs

     The GPU Energy companies currently estimate that they will spend approximately $43.3 million (JCP&L $18.6 million; Met-Ed $12 million; Penelec $12.7 million) on the Year 2000 issue, which includes $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) that is being spent as a part of the purchase and implementation of a new integrated information system (Project Enterprise), as described below. The $43.3 million also includes $7.4 million (JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) that would have been spent in any event for maintenance and cyclical replacement plans. Approximately 55% of the expected costs involve the modification or replacement of Year 2000 Components; and 45% are for labor (including contract labor) and other project expenses. These costs are being funded by the GPU Energy companies from their operations.

     Through December 31, 1998, the GPU Energy companies have spent a total of approximately $20.6 million (JCP&L $8.6 million; Met-Ed $6 million; Penelec $6 million) (of the $43.3 million) in connection with the Year 2000 issue, of which $15.9 million (JCP&L $6.5 million; Met-Ed $4.7 million; Penelec $4.7 million) was spent in 1998.

     The GPUI Group currently expects to spend approximately $9 million to address the Year 2000 issue, primarily to replace or modify equipment at Midlands. Through December 31, 1998, a total of approximately $2.5 million has been spent, substantially all of which was spent in 1998.

     The Project Enterprise system, referenced above, is designed to help the GPU Energy companies manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be substantially operational for the GPU Energy companies and GPUS by March 1999 and fully operational for these companies by June 1999. GPUN and Genco are not installing Project Enterprise before the year 2000, but rather are making modifications to their systems to achieve Year 2000 readiness. For critical systems, these modifications are expected to be completed by March 31, 1999, and for remaining systems by July 31, 1999.

 Milestones

     GPU has established Inventory, Assessment, Remediation, Testing and Monitoring as the primary phases for its Year 2000 program. The Inventory phase of the program has been completed. The milestones for Assessment, Remediation, Testing and Monitoring are as follows:

                  Assessment  Remediation   Testing   Monitoring
GPU Energy
   and GPUS       Completed    03/31/1999 03/31/1999  03/31/2000
Genco             Completed    11/15/1999 11/15/1999  05/31/2000
GPUN              03/31/1999   10/31/1999 10/31/1999  03/31/2000
GPUI Group        06/30/1999   09/30/1999 09/30/1999  03/31/2000

     Genco expects to complete modifications and testing of Year 2000 Components involved in 90% of its generation capacity by May 31, 1999. Modifications and testing of the remaining components, primarily for two generating units, will be completed during maintenance outages scheduled in the fall of 1999. GPUN expects to complete modifications and testing for most of its systems and components by July 1, 1999. Modifications and testing of the remaining components at TMI-1, which is scheduled for a refueling outage in September 1999, are not expected to be completed until late October 1999.

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

     With respect to computer software and equipment with embedded systems, GPU has analyzed where it is dependent upon third party data and has identified several critical areas: (1) the Pennsylvania-New Jersey-Maryland (PJM) Interconnection; (2) electric generation suppliers, such as cogeneration operators and NUGs; (3) Electronic Data Interchange (EDI) with trading partners;
(4) Electronic Funds Transfer (EFT) with financial institutions; (5) vendors; and (6) customers.

     The following summarizes the actions that have taken place with critical third parties:

- PJM - Data link testing has been completed. Major testing of system upgrades is scheduled for completion during the first quarter of 1999.

- Electric generation suppliers - GPU has contacted all critical electric generation suppliers and information concerning their readiness has been received from approximately 81%. Those that have responded have readiness dates that extend into September 1999.

- EDI/EFT - GPU has sent readiness questionnaires to all critical organizations with which it exchanges data electronically and conducts electronic funds transfers. GPU has received responses from approximately 23% of those contacted. Testing with critical trading partners is scheduled for completion during the first quarter of 1999.

- Vendors - GPU has contacted all critical vendors and approximately 61% have responded as to their readiness.

- Customers - A customer readiness assessment was initiated during the fourth quarter of 1998 and approximately 64% of critical customers have been contacted. GPU has received responses from 20% of those contacted.

Scenarios and Contingencies

     If GPU, or critical third parties upon whom GPU relies, are unable to successfully address their Year 2000 issues on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. While GPU cannot predict what effect, if any, the Year 2000 issue will have on its operations, one possible scenario could include, among other things, interruptions in delivering electric service, and a temporary inability to process transactions, provide bills or operate electric generating stations. GPU currently has no loss estimates related to Year 2000 risks that could potentially result from any such scenario.

     While there can be no assurance as to the outcome of this matter, GPU believes that its Year 2000 preparations will be successful relative to its mission-critical Year 2000 Components. In addition, GPU is developing contingency plans in accordance with the contingency planning schedule proposed by the North American Electric Reliability Council. These plans, which are currently expected to be finalized in mid- to late-1999, will include supplementing present general emergency procedures with specific measures for Year 2000 problems and the placing of troubleshooting teams at sites where critical components are located.

THE GPU ENERGY COMPANIES' SUPPLY PLAN

     Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected sales growth in a utility's franchise service territory. In light of retail access legislation enacted in Pennsylvania and New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain (see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis). As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who do not choose a competitive supplier and continue to receive energy supplied by the GPU Energy companies and whom the GPU Energy companies continue to have an obligation to serve.

     The GPU Energy companies' capacity (in megawatts) and sources of energy (in gigawatt-hours) for 1998 are as follows:

                                      Capacity             Sources of Energy
                                       MW      %              GWH       %
Coal                                 3,024    27            19,675      38
Nuclear                              1,405    13            11,358      22
Gas, hydro & oil                     2,322    21               888       2
Nonutility generation                1,687    15            10,952      21
Utility contracts                    2,638    24             5,177      10
Spot market & interchange purchases    -       -             3,605       7
                                    ------   ---            ------     ---
    Total                           11,076   100            51,655     100
                                    ======   ===            ======     ===

     After the sale of the GPU Energy companies' generating facilities has been completed, GPU will have 819 MW of capacity and related energy from Oyster Creek and Yards Creek remaining to meet customer needs (see the Oyster Creek section of NUCLEAR FACILITIES for a discussion of the possible sale or early retirement of Oyster Creek). The GPU Energy companies also have contracts with NUG facilities totaling 1,687 MW and JCP&L has agreements with other utilities to provide for up to 629 MW of capacity and related energy (see Note 13, Commitments and Contingencies, of the Combined Notes to the Consolidated Financial Statements). The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) for two years and the capacity of the generating stations sold to Sithe (4,117 MW) for three years, from the dates of sale. The GPU Energy companies' remaining capacity and energy needs will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. Management is in the process of identifying and addressing the GPU Energy companies' future capacity and energy needs, and the impact of customer shopping and changes in demand (see the Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).

Provider of Last Resort

     Under the PaPUC Restructuring Orders, Met-Ed and Penelec customers may shop for their generation supplier beginning January 1, 1999. A PaPUC approved competitive bid process will assign provider of last resort (PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002, and 80% on June 1, 2003, to licensed generation suppliers referred to as Competitive Default Service (CDS). If no qualified bids for CDS are received at or below their generation rate caps, Met-Ed and Penelec will continue to provide PLR service at the rate cap levels until 2010 unless modified by the PaPUC. Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap. The restructuring legislation enacted in New Jersey requires that JCP&L be the PLR for at least three years starting with the implementation of customer choice on August 1, 1999. JCP&L is entitled to recover reasonable and prudently incurred costs for PLR service. Within the three-year period, the NJBPU is to determine whether to make PLR service available on a competitive basis.


                           THE GPU ENERGY COMPANIES

     The electric generation and transmission facilities of the GPU Energy companies are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 1998, the GPU Energy companies' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 1998, sales to customers by customer class were as follows:

                 % Operating Revenues             % KWH Sales
                 --------------------             -----------
               Total JCP&L   Met-Ed Penelec  Total JCP&L Met-Ed Penelec
               ----- ----   ------- -------  ----- ----- ------ -------
Residential      42    45      41     35      35    41     35      27
Commercial       35    39      30     33      34    40     28      31
Industrial       21    15      28     28      29    19     36      37
Other*            2     1       1      4       2     -      1       5
                ---   ---     ---    ---     ---   ---    ---     ---
                100   100     100    100     100   100    100     100
                ===   ===     ===    ===     ===   ===    ===     ===

  * Rural electric cooperatives, municipalities, street and highway lighting, and others.

     The GPU Energy companies also make interchange and spot market sales of electricity to other utilities. Reference is made to GPU Energy Companies' Statistics and Company Statistics on pages F-3, F-120, F-130, and F-140, for additional information concerning sales and revenues. Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for less than 2%, 2% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 9%, 12% and 12%, respectively, of such revenues.

     The area served by the GPU Energy companies extends from the Atlantic Ocean to Lake Erie, is generally comprised of small communities, rural and suburban areas and includes a wide diversity of industrial enterprises, as well as substantial farming areas. JCP&L provides retail service in northern, western and east central New Jersey, having an estimated population of approximately 2.6 million. Met-Ed provides retail electric service in all or portions of 14 counties, in the eastern and south central parts of Pennsylvania, having an estimated population of almost one million. Met-Ed also sells electricity at wholesale to four municipalities having an estimated population of over 11,400. Penelec provides retail and wholesale electric service within a territory located in western, northern and south central Pennsylvania extending from the Maryland state line northerly to the New York state line, with a population of about 1.2 million, approximately 28% of which is concentrated in 23 cities and boroughs, all with populations over 5,000. Penelec also provides wholesale service to six municipalities in Pennsylvania, five municipalities in New Jersey, and the Allegheny Electric Cooperative, Inc., which serves 13 rural electric cooperatives in Pennsylvania and one in New Jersey. Penelec, as lessee of the property of the Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and vicinity.

     The GPU Energy companies' transmission facilities are physically interconnected with neighboring nonaffiliated utilities in Pennsylvania, New Jersey, Maryland, New York and Ohio. The interconnection facilities are used for substantial capacity and energy interchange and purchased power transactions, as well as emergency assistance. The GPU Energy companies are members of the PJM Power Pool and the Mid-Atlantic Area Council, an organization providing coordinated review of the planning by utilities in the PJM area. In 1997, the PJM Power Pool converted to a limited liability company governed by an independent board of managers and the FERC approved the supporting PJM companies' proposal to permit the PJM Power Pool to be recognized as an Independent System Operator. Also in 1997, the FERC directed the GPU Energy companies to implement a single-system transmission rate, effective April 1, 1998. The implementation of a single-system rate is not expected to affect total transmission revenues. It would, however, increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory.

     The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The Restructuring Orders for Met-Ed and Penelec provide for a transmission and distribution rate cap exception to recover the increase in the transmission rate from Met-Ed and Penelec's retail customers in the event the FERC denies this request. The FERC's ruling will also have the effect of reducing JCP&L's transmission rates. There can be no assurance as to the outcome of this matter.


                                  GPUI GROUP

     The GPUI Group owns, operates, develops and invests in electric power generation, transmission and distribution facilities throughout the world. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission and distribution businesses in England and Australia. It also has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 megawatts (MW) (of which the GPUI Group's equity interest represents 498 MW) of capacity, and ten operating generating facilities located in foreign countries totaling 3,879 MW (of which the GPUI Group's equity interest represents 730 MW) of capacity. It also has investments in four generating facilities under construction totaling 1,698 MW (of which the GPUI Group's equity interest represents 301 MW) of capacity. When appropriate, the GPUI Group also engages in the purchase or sale of interests in particular businesses.

     At December 31, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $590 million; GPU, Inc. has also guaranteed up to an additional $761 million of outstanding GPUI Group obligations. GPU, Inc. has SEC authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of December 31, 1998. At December 31, 1998, GPU, Inc. has remaining authorization to finance approximately $979 million of additional investments in FUCOs and EWGs, of which approximately $435 million has been committed to the purchase of Emdersa.

     Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends to make additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.


                     NONUTILITY AND OTHER POWER PURCHASES

     Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. The following table shows actual payments from 1996 through 1998, and estimated payments from 1999 through 2003.

                        Payments Under NUG Agreements
                                  (in millions)

                          Total      JCP&L      Met-Ed      Penelec

   *  1996                 $730       $370        $168         $192
   *  1997                  759        384         172          203
   *  1998                  788        403         174          211
      1999                  798        399         170          229
      2000                  816        404         169          243
      2001                  805        413         166          226
      2002                  819        425         169          225
      2003                  827        422         173          232
*    Actual.

     As of December 31, 1998, NUG facilities covered by agreements having 1,687 MW (JCP&L 918 MW; Met-Ed 364 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The 1998 PaPUC Restructuring Orders and the legislation in New Jersey provide for full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provides for the recovery of costs associated with the buyout of the Freehold Cogeneration project. The Stipulation of Final Settlement provides for recovery through the levelized energy adjustment clause of: (1) buyout costs up to $130 million, and (2) 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement. The NJBPU approved the cost recovery on an interim basis subject to refund, pending further review by the NJBPU. There can be no assurance as to the outcome of this matter.

     In 1998, Met-Ed and Penelec entered into definitive buyout agreements with two NUG project developers. These agreements are contingent upon Met-Ed and Penelec obtaining a final and non-appealable PaPUC order allowing for the full recovery of the buyout payments through retail rates. The Restructuring Orders established terms and conditions that would enable the buyout agreements to proceed; however, until the pending appeal of the Restructuring Orders is resolved, there can be no assurance as to the outcome of these matters.

     The GPU Energy companies are recovering certain of their NUG costs (including certain buyout costs) from customers. The Restructuring Orders provide assurance of full recovery of these costs for Met-Ed and Penelec. Met-Ed and Penelec recorded a liability of $1.8 billion for their above-market NUG costs, which is fully offset by Regulatory assets, net on the Consolidated Balance Sheets. The restructuring legislation in New Jersey includes provisions for the recovery of costs under NUG agreements and NUG buyout costs. (See COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis for additional discussion.)

                               CAPITAL PROGRAMS

GPU Energy Companies

     During 1998, the GPU Energy companies' capital spending was $328 million (JCP&L $155 million; Met-Ed $75 million; Penelec $89 million; Other $9 million), and was used primarily for new customer connections and to expand and improve existing transmission and distribution (T&D) facilities. In 1998, expenditures for maturing obligations were $43 million (JCP&L $13 million; Penelec $30 million). Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. In 1999, capital expenditures are estimated to be $397 million, primarily for ongoing system development and to implement an integrated information system. Management estimates that a substantial portion of the GPU Energy companies' 1999 capital outlays will be satisfied through internally generated funds. The GPU Energy companies' principal categories of estimated capital expenditures for 1999 are as follows:

                                                (in millions)

                                 Total   JCP&L    Met-Ed    Penelec  Other

Generation - Nuclear             $ 26    $ 10      $11       $ 5      $ -
             Non-nuclear           11       2        2         7        -
                                  ---     ---       --        --       --
      Total Generation             37      12       13        12        -
Transmission & Distribution       271     142       66        63        -
Other                              89      29       18        23       19
                                  ---     ---       --        --       --
      Total                      $397    $183      $97       $98      $19
                                  ===     ===       ==        ==       ==

    Capital expenditures for the GPU Energy companies are estimated to be $365 million in 2000 (JCP&L $184 million; Met-Ed $81 million; Penelec $81 million; Other $19 million). Expenditures for maturing obligations are expected to total $131 million (JCP&L $51 million; Met-Ed $50 million; Penelec $30 million) in 2000. The GPU Energy companies estimate that a substantial portion of their anticipated total capital needs in 2000 will be satisfied through internally generated funds.

    The GPU Energy companies' bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the companies may issue (see LIMITATIONS ON ISSUING ADDITIONAL SECURITIES section).

     The GPU Energy companies' 1998 capital expenditures exclude nuclear fuel additions provided under capital leases that amounted to $38 million (JCP&L $33 million; Met-Ed $3 million; Penelec $2 million). When consumed, the presently leased material, which amounted to $126 million (JCP&L $85 million; Met-Ed $27 million; Penelec $14 million) at December 31, 1998, is expected to be replaced by additional leased material at an annual rate of approximately $36 million (JCP&L $9 million; Met-Ed $18 million; Penelec $9 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means. Upon closing of the sale of TMI-1 to AmerGen, the GPU Energy companies will terminate the related fuel lease and pay all outstanding amounts due under the related credit facility (see Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).

GPUI Group

     The GPUI Group's capital spending was $140 million in 1998, which was used primarily to improve PowerNet's facilities and to make additional investments in EWGs and FUCOs. For 1999, capital expenditures are forecasted to be $39 million, primarily for ongoing development of PowerNet's transmission system and to make additional investments in EWGs and FUCOs. In 1998, expenditures for maturing obligations were $538 million, and are expected to total $481 million in 1999, and $534 million in 2000. Management estimates that the GPUI Group's 1999 capital outlays will be satisfied through both internally generated funds and external financings.

     In addition, during 1999 and 2000, GPU, Inc. may make additional capital contributions and provide credit support (in amounts which may be substantial) to the GPUI Group as investment opportunities arise.


                            FINANCING ARRANGEMENTS

GPU, Inc.

     In February 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million were used primarily to reduce indebtedness associated with the PowerNet and Midlands acquisitions, and the balance was used for other corporate purposes. Further significant investments by the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock (see GPUI GROUP section for a discussion of GPU, Inc.'s remaining investment authorization).

     GPU has $1.8 billion of committed credit facilities, which include various committed lines of credit totaling $207 million, an unsecured Revolving Credit Agreement, and three other Credit Agreements, as discussed below.

     GPU Capital has entered into a $1 billion 364-day senior revolving credit facility to support the issuance of commercial paper. GPU Capital is the largest of three issuers ($1 billion) in a $1.45 billion commercial paper program. The other issuers are GPU Australia Holdings, Inc. ($350 million) and GPU, Inc. which has requested SEC authorization to issue and sell up to $100 million under this program. GPU Capital, along with GPU Australia Holdings, will use the proceeds from the sale of commercial paper to finance up to $1.35 billion of investments in FUCOs and EWGs. The facility fee of .15 of 1% on the GPU Capital credit facility is based on GPU's current senior debt ratings and is payable annually. A separate $360 million credit facility serves as the backstop for the GPU Australia Holdings commercial paper program.

     GPU International has a separate Credit Agreement providing for borrowings through December 1999 of up to $30 million outstanding at any time. Up to $15 million may be utilized to provide letters of credit. An annual facility fee ranging from .085% to .4% on the total amount of the Credit Agreement and a letter of credit fee ranging from .265% to 1.6% on the outstanding letters of credit are payable by GPU International.

     The Revolving Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks is subject to various covenants. The agreement expires May 6, 2001. A facility fee of .125 of 1% is payable annually. Borrowing rates and the facility fee are based on the long-term debt ratings of GPU, Inc. and the GPU Energy companies.

     GPU, Inc. has requested SEC authorization to issue and sell up to $100 million of commercial paper through December 2003. GPU, Inc. expects that the proceeds from the issuance of the commercial paper will be used for general corporate purposes and to make additional investments in EWGs and FUCOs. GPU, Inc. also has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001.

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. The repurchases will initially be funded with borrowings.

GPU Energy Companies

     Met-Ed and Penelec have obtained regulatory approval through December 31, 2000 to issue senior notes (both secured by FMBs and unsecured) and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. JCP&L is seeking similar regulatory approval through December 31, 2000 to issue senior notes and preferred securities in the aggregate amount of $300 million, of which up to $200 million may consist of preferred securities.

     Current plans call for the GPU Energy companies to issue senior notes and preferred securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following the initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior notes will provide that, when the note trustee holds 80% or more of all FMBs, the FMBs held by the note trustee will be cancelled and all future senior notes would be issued on an unsecured basis. The senior note indentures will prohibit the GPU Energy companies from issuing any debt which is senior to the senior notes.

     JCP&L and Penelec also have  authorization  to issue first  mortgage  bonds
(FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Aggregate amounts available for issuance under the JCP&L, Met-Ed and Penelec programs are $145 million, $190 million and $70 million, respectively, of which $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies do not, however, expect to issue any additional senior securities under these existing authorizations, but rather expect to issue senior notes.

     The GPU Energy companies' bond indentures and/or articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the companies may issue. The GPU Energy companies' interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The amount of FMBs that the GPU Energy companies could issue based on the bondable value of property additions is in excess of amounts currently authorized. The GPU Energy companies have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In 1998, Penelec redeemed $30 million principal amount of FMBs and JCP&L redeemed $15 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. In March 1999, Penelec called for redemption $600 million of its FMBs. The redemption will be funded with proceeds from the sale of the Homer City Station.


     In January 1999, Met-Ed and Penelec called for redemption all of their outstanding shares of cumulative preferred stock. The shares were redeemed on February 19, 1999 at a price of $12.6 million and $17.6 million for Met-Ed and Penelec, respectively.

     The GPU Energy companies' cost of capital and ability to obtain external financing are affected by their security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "BBB+" or higher by the major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities have been assigned an equivalent of "BBB" or higher. In addition, the GPU Energy companies' commercial paper is rated as having good credit quality.

GPUI Group

     In 1998, GPU Capital entered into a commercial paper credit facility (guaranteed by GPU, Inc.) to finance up to $1 billion of investments in FUCOs and EWGs. GPU expects that the proceeds from the sale of commercial paper will be used to repay a portion of the outstanding foreign acquisition debt and to finance future investments in FUCOs and EWGs. In January 1999, GPU Capital issued $375 million of commercial paper which was used primarily to reduce Midlands acquisition debt. In March 1999, GPU Capital issued an additional $375 million of commercial paper to fund a portion of the $435 million acquisition cost for Emdersa. Also in 1998, Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, entered into a A$500 million (approximately U.S. $306 million) commercial paper program. PowerNet has guaranteed Austran's obligations under this program. As of December 31, 1998, Austran had outstanding approximately A$458 million (approximately U.S. $280 million) under the commercial paper program, the proceeds which will be used to refinance the maturing portion of the senior debt credit facility used to finance the PowerNet acquisition. The Austran borrowings are classified as noncurrent on the Consolidated Balance Sheet since it is management's intent to reissue the commercial paper on a long-term basis.

     In 1998, GPU Electric sold its 50% stake in Solaris, the net sales proceeds of which were used to reduce by $112 million the Solaris and PowerNet acquisition debt. The balance of the proceeds was applied for other corporate purposes.

     In 1998, PowerNet and Midlands acquisition debt was reduced by an additional $40 million and $189 million, respectively, from proceeds provided by the sale of GPU, Inc. common stock. GPU may further reduce Midlands and PowerNet acquisition debt with a portion of the proceeds from the sale of the GPU Energy companies' generating facilities (see Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).

                 LIMITATIONS ON ISSUING ADDITIONAL SECURITIES

     The GPU Energy companies' FMB indentures and/or charters contain provisions which limit the total amount of securities evidencing secured indebtedness and/or unsecured indebtedness which the GPU Energy companies may issue, the more restrictive of which are discussed below.

     The GPU Energy companies' FMB indentures require that, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding the issuance of additional FMBs, net earnings (before income taxes, with other income limited to 5% of operating income before income taxes for JCP&L and Met-Ed and 10% for Penelec) available for interest on FMBs shall have been at least twice the annual interest requirements on all FMBs to be outstanding immediately after such issuance. They also restrict the ratio of the principal amount of FMBs which may be issued to not more than 60% of available bondable value of property additions, but in general, permit the GPU Energy companies to issue additional FMBs against a like principal amount of previously issued and retired FMBs.

     At December 31, 1998, these net earnings requirements would have permitted JCP&L, Met-Ed and Penelec to issue $2.3 billion, $544 million and $606 million, respectively, principal amount of additional FMBs at an assumed 6 1/2% interest rate. However, the GPU Energy companies had bondable value of property additions sufficient to permit JCP&L, Met-Ed and Penelec to issue only approximately $361 million, $345 million and $215 million, respectively, principal amount of additional FMBs. In addition, JCP&L, Met-Ed and Penelec could issue approximately $361 million, $100 million and $198 million, respectively, of FMBs against retired FMBs.

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

     Among other restrictions, JCP&L's charter provides that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of
(a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 1998, these provisions would have permitted JCP&L to issue $1.5 billion stated value of cumulative preferred stock at an assumed 7.25% dividend rate.

     JCP&L's charter also provides that, without the consent of the holders of a majority of the total voting power of JCP&L's outstanding preferred stock, JCP&L may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by JCP&L or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years (or within three years of maturity for all unsecured indebtedness having original maturities in excess of ten years) would exceed 10% of the aggregate of (a) the total principal amount of all outstanding secured indebtedness issued or assumed by JCP&L and (b) the capital and surplus of JCP&L. At December 31, 1998, these restrictions would have permitted JCP&L to have approximately $285 million of unsecured indebtedness outstanding.

     JCP&L has obtained authorization from the SEC to incur short-term debt (including indebtedness under the Credit Agreement and commercial paper program) up to its charter limitation.

     In February 1999, Met-Ed and Penelec redeemed all their cumulative preferred stock. As a result, their charters no longer restrict the amount of preferred stock or unsecured indebtedness Met-Ed and Penelec may have outstanding. Met-Ed and Penelec have each applied to the SEC for authorization to incur short-term debt of up to $150 million.


                                  REGULATION

     As a registered holding company, GPU, Inc. is subject to regulation by the SEC under the 1935 Act. GPU is also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the GPU Energy companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which GPU may engage in nonutility businesses or acquire additional utility businesses. Each of the GPU Energy companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates in New Jersey by the NJBPU and in Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. Although Penelec does not render electric service in Maryland, the Public Service Commission of Maryland has jurisdiction over the portion of Penelec's property located in that state. Moreover, with respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the GPU Energy companies are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the construction, ownership and operation of nuclear generating stations and other related matters. JCP&L is also subject, in certain respects, to regulation by the PaPUC in connection with its participation in the ownership and operation of certain facilities located in Pennsylvania. See Electric Generation and Environmental Matters for additional information.

     Midlands, the GPUI Group's electric distribution affiliate in England, is subject to regulation by the Office of Electricity Regulation. Midlands' network charges are subject to regulatory review at intervals of up to five years as determined by the regulator. The results of the next regulatory review are expected to be effective on April 1, 2000. The supply business franchise license currently relates only to customers having an annual maximum demand of less than 100 KW. Customers with a higher maximum demand are able to buy their electricity from any electricity supplier. This option is being extended to include all customers in Midlands' franchise area by April 1999.

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

      Emdersa, a holding company that owns three electric distribution companies, Edesa, Edelar and Edesal, is subject to regulation by the Government of Argentina. Rates for electricity distribution in Argentina are established based on the cost of purchased electricity plus a distribution margin. The rate structure allows distribution companies to retain the benefit of any operational efficiencies they are able to achieve until tariffs are reset, generally every five years. Edesal (San Luis distributor) received its first rate review in June 1998. It is expected that Edelar (La Rioja distributor) and Edesa (Salta distributor) will receive their rate reviews in June 2000 and August 2001, respectively.


                              NUCLEAR FACILITIES

     The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1998, the GPU Energy companies' net investment, including nuclear fuel, in TMI-1 was $71 million (JCP&L $18 million; Met-Ed $36 million; Penelec $17 million) and $682 million for Oyster Creek. JCP&L's net investment in TMI-2 at December 31, 1998 was $66 million. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, discontinued the application of Statement of Financial Accounting Standards No. 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 and Emerging Issues Task Force Issue 97-4 with respect to their electric generation operations. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively.

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

Oyster Creek

     The operating license for the Oyster Creek station, a 619 MW boiling water reactor, expires in 2009. Oyster Creek operated at a 78% capacity factor for 1998. Its next refueling outage is scheduled to begin in the fall of 2000. In addition to the sale or continued operation of the Oyster Creek facility, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable.

TMI-1

     The operating license for TMI-1, a 786 MW pressurized water reactor, expires in 2014. TMI-1 operated at a capacity factor of 99% for 1998. Its next refueling outage is scheduled to begin in the fall of 1999. GPU has entered into definitive agreements to sell TMI-1 to AmerGen. Highlights of the agreements are presented in the COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis.

TMI-2

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

     In 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

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

     In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation.

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

                                           (in millions)
                                                          Oyster
                                   TMI-1      TMI-2        Creek

JCP&L                               $ 67        $106       $328
Met-Ed                               134         214          -
Penelec                               67         106          -
                                     ---         ---        ---
   Total                            $268        $426       $328
                                     ===         ===        ===

     The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the NRC regulations address activities related to the removal of the radiological portions of the plants, they do not address costs related to the removal of nonradiological structures and materials.

     A consultant to GPUN performed site-specific studies of TMI-1 (1995), TMI-2
(1995) and Oyster Creek (1995 and 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning at the end of the plants' license terms, are as follows (in 1998 dollars):

                                           (in millions)
                                                          Oyster
GPU                                  TMI-1     TMI-2       Creek

Radiological decommissioning          $346     $421        $572
Nonradiological cost of removal         85        34*        31
                                       ---       ---        ---
   Total                              $431     $455        $603
                                       ===      ===         ===

* Net of $12.3 million spent as of December 31, 1998.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

     The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in the year 2000. An early shutdown would increase the retirement costs shown above to $611 million ($580 million for radiological decommissioning and $31 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982 (see OTHER COMMITMENTS AND CONTINGENCIES section of Note 13, Commitments and Contingencies, of the Combined Notes to the Consolidated Financial Statements).

     In October 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. The agreements provide, among other things, that upon closing, the GPU Energy companies will fund the TMI-1 decommissioning trusts up to $320 million and AmerGen will assume all TMI-1 decommissioning liabilities. If all the necessary regulatory approvals, as well as certain Internal Revenue Service rulings, are obtained, the transfer of all the TMI-1 decommissioning liabilities and expenses to AmerGen will take place at the financial closing.

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

TMI-1 and Oyster Creek:

     The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $5.2 million and $22.5 million, respectively. These annual revenues are based on the 1995 site-specific study estimates.

     The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and a 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. In the Restructuring Orders, the PaPUC granted recovery of an interim level of TMI-1 decommissioning costs as part of the Competitive Transition Charge (CTC). This amount will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the generation asset divestiture are determined.

     The amounts charged to depreciation expense in 1998 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                         (in millions)
                                                   Oyster
                                        TMI-1       Creek
Amount expensed in 1998:
   JCP&L                                $  5       $ 22
   Met-Ed                                  9          -
   Penelec                                 4          -
                                         ---        ---
     Total                              $ 18       $ 22
                                         ===        ===

Accumulated depreciation provision at December 31, 1998:
   JCP&L                                $ 49       $273
   Met-Ed                                 75          -
   Penelec                                34          -
                                         ---        ---
     Total                              $158       $273
                                         ===        ===

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 1998 and 1997 are $484 million (JCP&L $121 million; Met-Ed $242 million; Penelec $121 million) and $449 million (JCP&L $112 million; Met-Ed $225 million; Penelec $112 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 1998 and 1997 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) for 1998 and $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) for 1997, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand; Penelec $450 thousand).

     Offsetting the $484 million liability at December 31, 1998 is $252 million (JCP&L $23 million; Met-Ed $147 million; Penelec $82 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $266 million (JCP&L $103 million; Met-Ed $120 million; Penelec $43 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense in 1998 amounted to $13 million (JCP&L $2 million; Met-Ed $10 million; Penelec $1 million).

     The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific estimates. In addition, JCP&L is recovering its share of TMI-2 incremental monitored storage costs. The PaPUC Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC, but also allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC.

     At December 31, 1998, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $75 million (JCP&L $19 million; Met-Ed $37 million; Penelec $19 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1998 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $75 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

                                  INSURANCE

     GPU has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that GPU will maintain all existing insurance coverages, some of which will change as certain generating assets are sold. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of GPU.

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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $9.7 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $88 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.8 million in any one year under insurance policies applicable to nuclear operations and facilities.

     The GPU Energy companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after a 17-week waiting period at $3.5 million per week, and after 23 weeks of an outage, continues for three years beginning at $1.8 million and $2.6 million per week for the first year for Oyster Creek and TMI-1, respectively, decreasing to 80% of such amounts for years two and three.


                ELECTRIC GENERATION AND ENVIRONMENTAL MATTERS
Fuel

     The GPU Energy companies utilized fuels in the generation of electric energy during 1998 in approximately the following percentages:

                                 1998 Actuals

                        Total    JCP&L   Met-Ed   Penelec

     Coal                62%      25%      58%      87%
     Nuclear             35%      69%      38%      13%
     Gas, Oil & Hydro*    3%       6%       4%       -

  *  Includes pumped storage (which is a net user of electricity).

     Approximately 38% (JCP&L 59%; Met-Ed 31%; Penelec 29%) of the GPU Energy companies' total energy requirements in 1998 were supplied by utility contracts, NUG purchases, and interchange from other utilities.

     For 1999, the GPU Energy companies estimate that their use of fuels in the generation of electric energy will be in the following percentages:

                                1999 Estimates**

                        Total    JCP&L   Met-Ed   Penelec

     Coal                38%      10%      44%      71%
     Nuclear             61%      90%      55%      28%
     Gas, Oil & Hydro*    1%       -        1%       1%

  *  Includes pumped storage.
  ** Assumes   mid-1999  sale  of  fossil-fuel  and   hydroelectric   generating
     facilities, and year-end 1999 sale of TMI-1.

     Approximately 52% (JCP&L 61%; Met-Ed 38%; Penelec 56%) of the GPU Energy companies' 1999 energy requirements are expected to be supplied by utility contracts, NUG purchases, and interchange from other utilities.

     Fossil: The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; Met-Ed - 16.45% ownership interest in Conemaugh; Penelec - 50% ownership interest in Homer City). The contracts, which expire at various dates between 1999 and 2007, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $212 million (JCP&L $27 million; Met-Ed $57 million;
Penelec $128 million) for 1999. These contracts will be assumed by the purchasers, upon the closings of the sales of the GPU Energy companies' fossil generation facilities.

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

     In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. Following its purchase of TMI-1, AmerGen will assume all liability for disposal costs related to spent fuel generated after the sale. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In November 1997, the Court denied this request. The DOE's inability to accept spent nuclear fuel could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

Environmental Matters

     GPU is subject to a broad range of federal, state and local environmental and employee health and safety legislation and regulations. In addition, the GPU Energy companies are subject to licensing of hydroelectric projects by the FERC and of nuclear power projects by the NRC. Such licensing and other actions by federal agencies with respect to GPU's domestic operations are also subject to the National Environmental Policy Act.

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

     GPU records liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1998, the GPU Energy companies have liabilities recorded on their balance sheets for environmental matters totaling $90 million, as follows:

     Company        Site Description                    Amount (in millions)
     JCP&L          MGP sites                                  $52
     Penelec        Seward station                              12
     All            Ash disposal and other sites                26*
                                                               ----
                      Total                                    $90
                                                               ====

*    (JCP&L $6; Met-Ed $5; Penelec $15)

     Under the agreements entered into for the purchase of the GPU Energy companies' generating facilities, the buyers, in general, have agreed to assume all on-site environmental liabilities other than up to $6 million of costs for the Seward Station, which liability Penelec has retained.

     In 1998, the GPU Energy companies made capital expenditures of approximately $10 million (JCP&L $1 million; Met-Ed $5 million; Penelec $4 million) in response to environmental considerations and have budgeted approximately $3 million (Met-Ed $2 million; Penelec $1 million) for this purpose in 1999. The incremental annual operating and maintenance costs for such equipment is not expected to be material. For further information, see the Water, Residual Waste and Hazardous/Toxic Wastes sections below.

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

     The discharge permit for the Oyster Creek station may, among other things, require the installation of a closed-cycle cooling system, such as a cooling tower, to meet New Jersey state water quality-based thermal effluent limitations. Although construction of such a system is not required in order to meet the EPA's regulations setting effluent limitations for the Oyster Creek station (such regulations would accept the use of the once-through cooling system now in operation at this station), a closed-cycle cooling system may be required in order to comply with the water quality standards imposed by the New Jersey Department of Environmental Protection (NJDEP) for water quality certification and incorporated in the station's discharge permit. If a cooling tower is required, the capital costs could exceed $150 million. In October 1994, following six years of studies, the NJDEP issued a new Discharge to Surface Water Permit for the Oyster Creek station. The new permit grants JCP&L a variance from the New Jersey Surface Water Quality

Standards. The variance allows the continued operation of the existing once-through cooling system without modifications such as cooling towers. The variance is effective through October 1999. If this variance is not extended, JCP&L would retire the plant rather than construct a cooling tower. The NJDEP could revoke the variance at any time upon failure to comply with the permit conditions.

    Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, and a third Amendment in December 1998, that establish a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at December 31, 1998. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1998.

     In 1997, York Haven Power Company, a wholly-owned subsidiary of Met-Ed, entered into an agreement with various agencies to construct a fish passage facility at the York Haven hydroelectric project by April 2000. This agreement is part of the FERC license. The present estimated installed cost of the facility is $9.0 million, for which Met-Ed has agreed to remain responsible following the sale of the York Haven project.

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

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste (radwaste) disposal facility in New Jersey, which was expected to commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility was estimated to be $58 million. Through December 31, 1998, GPUN has made payments of $6 million. JCP&L is recovering the costs to construct this facility from customers, and $27 million has been collected to date. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is in the process of determining what activities are required by law to be continued, and the level of funding required to support these activities. The Siting Board intended to return the unused funds to the generators, but the Governor has overruled this decision. Legislation is pending in New Jersey, however, that would mandate returning the unused funds to the generators, of which GPUN's share is approximately $2.6 million. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

     Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact to construct a facility for the disposal of low-level radwaste in those states, including low-level radwaste from TMI-1. To date, pre-construction costs of $33 million, out of an estimated $88 million, have been paid. Eleven nuclear plants have so far shared equally in the pre-construction costs; GPUN has contributed $3 million on behalf of TMI-1. Pennsylvania has suspended the search for a low-level radwaste disposal site in the state. GPUN cannot determine at this time what effect, if any, this may have on its operations.

     GPUN is currently shipping low-level radwaste to the Barnwell, South Carolina radwaste disposal site. Continuing delays in the completion of the Appalachian Compact disposal facility, and the suspension of the siting process in New Jersey, will require GPUN to perform an evaluation of its ability to safely store radwaste beyond these dates.

     The GPU Energy companies have provided for future contributions to the Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government. GPU's total liability at December 31, 1998 amounted to $28 million (JCP&L $18 million; Met-Ed $7 million; Penelec $3 million). The remaining amount recoverable from ratepayers at December 31, 1998 is $29 million (JCP&L $18 million; Met-Ed $7 million; Penelec $4 million).

     Air: With respect to air quality, the GPU-owned or operated generating stations are subject to certain state environmental regulations of the NJDEP and the PaDEP. The stations are also subject to certain federal environmental regulations of the EPA. One of the major sets of regulations that governs air quality is the Federal Clean Air Act of 1970 (CAA).

     CAA Title I sets National Ambient Air Quality Standards (NAAQS) for certain criteria pollutants. The criteria pollutants are ozone, sulfur dioxide (SO2), nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, this Title has established the Northeast Ozone Transport Region (OTR), which includes 12 northeast states and the District of Columbia, to address the transport of those pollutants leading to non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxide (NOx) and volatile organic compounds
(VOCs). Fossil fuel-fired electric generating stations are major sources of NOx emissions. Pennsylvania and New Jersey are part of the OTR, and will be required to control NOx emissions to a level that will provide for the attainment of the ozone standard in the Northeast. As an initial step, major stationary sources of NOx were required to implement Reasonably Available Control Technology (RACT) by May 31, 1995. The PaDEP established regulations that RACT be implemented on a case-by-case basis and thus is unique for each unit or facility. RACT proposals were prepared and submitted to the PaDEP in 1994. GPU has opted for the installation of low NOx burners and/or other control technology, and in some cases, limitations on annual operations, in order to achieve the reductions required by the PaDEP RACT regulations. The NJDEP's RACT regulations establish maximum allowable emission rates for utility boilers based on fuel used and boiler type, and on combustion turbines based on the type of fuel used. Existing units are eligible for emissions averaging upon approval of an averaging plan by the NJDEP. GPU is in compliance with RACT regulations in both New Jersey and Pennsylvania.

     A Memorandum of Understanding (MOU) among the members of the Ozone Transport Commission (OTC) calls for inner and outer zones, with seasonal NOx emission reductions from 1990 emission levels of 65% and 55%, respectively, by May 1, 1999. JCP&L, Met-Ed and Penelec will spend an estimated $30,000, $340,000 and $200,000, respectively, to meet the 1999 reductions set by the OTC. The MOU also calls for a 75% reduction from 1990 emission levels for the inner and outer zones by May 2003. EPA regulations have been finalized for a 22 state region which call for utility reductions of 85% from projected 2007 NOx emissions. These requirements will supercede Phase III of the MOU. A market-based NOx trading system is proposed to allow for the transfer of excess reductions encouraging alternate compliance strategies.

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

     The vicinity of the Chestnut Ridge Energy Complex, which includes the Homer City, Conemaugh, Keystone and Seward stations, is officially designated as being in attainment of the SO2 NAAQS; however, both the EPA and the PaDEP have questioned the area's attainment of this standard. The EPA and the PaDEP have both approved the use of the same non-guideline model discussed above to evaluate the ambient air quality impacts of these generating stations. A proposed attainment and maintenance plan has been submitted to the PaDEP which includes allowable emission rates which are currently being achieved by the affected facilities.

     Attainment of the SO2 NAAQS has been taken into account as part of the design of the Conemaugh station scrubbers. In addition, Met-Ed has initiated ambient air quality modeling studies for its Portland and Titus stations. While the results are uncertain, these studies may result in a revised Pennsylvania SIP with source-specific emission limitations in order to attain NAAQS for SO2.

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

     Certain other environmental regulations limit the amount of particulate matter emitted into the environment. GPU has installed equipment at its coal-fired generating stations and may find it necessary to either upgrade or install additional equipment at certain of its stations to meet new particulate emission requirements. Also, the proposed revision to the particulate matter NAAQS could trigger reduction requirements.

     Title III of the CAA deals  with  emissions  of  hazardous  air  pollutants
(HAPs). As part of Title III, the EPA is charged with conducting a study to determine if fossil fuel-fired electric steam generating units pose a serious threat to public health due to emissions of HAPs. The study will seek to determine whether regulation of utility sources is appropriate and necessary. If the study results prove, through risk analysis, that regulation is required, a Maximum Achievable Control Technology standard will be developed for utility sources. An interim study report was published in October 1996. In general, the study did not find unacceptable health risks from utility sources, but recommended further analysis of long-range transport of HAPs and the impact of mercury emissions. The interim report does not include the EPA's official recommendation as to the necessity of HAP regulation for utilities. An information collection request under the CAA has been issued for the sampling and analysis of mercury and chlorides in the various coal supplies. This will provide further data to EPA to determine if mercury and/or chlorides control will be mandated.

     Title IV of the CAA requires substantial reductions in SO2 emissions to meet a national cap beginning in the years 1995 and 2000 (Phases I and II, respectively). As a result, it will be necessary to install and operate emission control equipment, switch to slightly lower sulfur coal at some of their coal-fired plants, or purchase emission allowances in order to achieve compliance. Title IV also imposes requirements for the installation of NOx controls. To comply with Titles I and IV of the CAA, the GPU Energy companies expect to spend up to $243 million (JCP&L $44 million; Met-Ed $96 million; Penelec $103 million) for air pollution control equipment by the year 2000, of which approximately $242 million (JCP&L $44 million; Met-Ed $95 million; Penelec $103 million) has been spent as of December 31, 1998 (these amounts include costs to meet the 1999 reductions set by the OTC, as discussed on page 37). The capital costs of equipment are for the installation of flue gas desulfurization systems (scrubbers), low NOx burner technology, selective noncatalytic reduction and particulate removal upgrades.

     The Conemaugh, Portland and Shawville stations are Phase I affected units. The second of two scrubbers was installed at the Conemaugh station during 1995, as part of GPU's plans to comply with SO2 emission limitations. For the Portland station, Met-Ed plans to meet its Phase I compliance obligation through the use of SO2 emission allowances. The Shawville station will require lower sulfur coal and/or the purchase of emission allowances to meet its Phase I requirements. Since these coal fired units are Phase I affected, they are also subject to the Title IV NOx requirements.

     The Homer City, Keystone and Titus stations have been declared early election units under federal regulations. This limits the Title IV NOx requirement to the Phase I NOx emission rates until 2008. GPU's current strategy for Phase II SO2 compliance is the use of fuel switching and the purchase of emission allowances at the Keystone and the Homer City Unit 3 stations, with periodic reviews of the cost effectiveness of the installation of scrubbers. Switching to lower sulfur coal and/or the purchase of emission allowances is currently planned for the Titus, Seward, Portland, Shawville and Warren stations as well. Homer City units 1 and 2 will use existing coal cleaning technology and the purchase of emission allowances. Additional control modifications are not expected to be necessary for Phase II compliance at the Conemaugh and Sayreville stations.

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

     The PaDEP has a CEMS enforcement policy to ensure consistent compliance with air quality regulations under federal and state statutes. The CEMS enforcement policy includes matters such as visible emissions, SO2 emission standards, NOx emissions and a requirement to maintain certified CEMS equipment. In addition, this policy provides a mechanism for the payment of certain prescribed amounts to the Pennsylvania Clean Air Fund (Clean Air Fund) for excess air pollutant emissions or monitoring failures. With respect to the operation of Met-Ed and Penelec's generating stations, it is not anticipated that payments to be made to the Clean Air Fund due to CEM penalties will be material in amount. The CAA has also expanded the enforcement options available to the EPA and the states and contains more stringent enforcement provisions and penalties. Moreover, citizen suits can seek civil penalties for violations of this Act.

     CAA Title V required that comprehensive permit applications be submitted by major stationary sources to the permitting authorities in 1995. Title V may dramatically increase the level of effort required to track compliance and tabulate emissions of the numerous processes regulated by the new permits once issued. The states' Title V program also established new emission fee structures. In 1998, the Pennsylvania stations paid $1.1 million in emissions fees, and the New Jersey fees totaled approximately $33,000. Emission fees are based on the level of actual emissions and are assessed on a per ton basis.

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

     The 1997 Kyoto Protocol calls for the U.S. to reduce its CO2 emissions to 7% below 1990 levels by 2008 to 2012. The President has stated that he will not ask the Senate to ratify the agreement until the developing nations also agree to emission targets.

     Electromagnetic Fields: There have been a number of studies regarding the possibility of adverse health effects from electric and power frequency magnetic fields that are found everywhere there is electricity. While some of the studies have indicated some association between exposure to magnetic fields and cancer, other studies have indicated no such association. The studies have not shown any causal relationship between exposure to magnetic fields and cancer, or any other adverse health effects. In 1990, the EPA issued a draft report that identifies magnetic fields as a possible carcinogen, although it acknowledged that there is still scientific uncertainty surrounding these fields and their possible link to adverse health effects. On the other hand, a 1992 White House Office of Science and Technology policy report states that "there is no convincing evidence in the published literature to support the contention that exposures to extremely low frequency electric and magnetic fields generated by sources such as household appliances, video display terminals, and local power lines are demonstrable health hazards." In 1994, results of a large-scale epidemiology study of electric utility workers suggested a statistical relationship between brain cancer and the class of workers who received the highest exposure. These findings conflicted with two earlier large-scale studies that found no such relationship. In 1996, the National Research Council of the National Academy of Sciences released a report which concluded that, "Based on a comprehensive evaluation of published studies relating to the effects of power-frequency electric and magnetic fields on cells, tissues and organisms (including humans),
 ... the current body of evidence does not show that exposure to these fields presents a human-health hazard. Specifically, no conclusive and consistent evidence shows that exposure to residential electric and magnetic fields produce cancer, adverse neurobehavioral effects, or reproductive and developmental effects." Additional studies are presently underway.

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

     The GPU Energy companies cannot determine at this time what effect, if any, this matter will have on their results of operations and financial position.

     Residual Waste: PaDEP regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could require the installation of additional monitoring wells and the evaluation of one year's data. If the assessments show degradation of the groundwater, Penelec and Met-Ed would be required to develop abatement plans, which may include the lining of currently unlined facilities. To date, Penelec has not identified any cases requiring abatement. In 1998, Penelec reported to the PaDEP that it had exceeded the discharge limit at the Homer City Station ash disposal site. A groundwater assessment is required to evaluate the cause and to determine the need for abatement measures. Although Met-Ed's Titus station ash disposal site was upgraded in 1991 and meets many of the lined facility requirements, degradation has been identified at the site. In 1996, Met-Ed filed an abatement plan with the PaDEP in conjunction with its re-permitting application (see discussion below), which states that the problem will be abated once the station is closed and projected site closure procedures have been performed. The PaDEP has since required a more detailed groundwater assessment to evaluate the groundwater condition at the site. Also, Met-Ed's Portland station ash disposal site requires significant modifications, since the permit received from the PaDEP in December 1998 requires a synthetic liner and leachate collection and treatment system.

    In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at December 31, 1998. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a regulatory asset of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at December 31, 1998.

     Other PaDEP residual waste compliance requirements involve storage impoundments, which also will eventually require groundwater monitoring systems and potential assessments of the impact on groundwater. Groundwater abatement may be necessary at locations where pollution problems are identified. The removal of all the residual waste ("clean closure") has been done at some impoundments to eliminate the need for future monitoring and abatement requirements. Storage impoundments must have implemented groundwater monitoring plans by 2002, but the PaDEP can require this at any time prior to this date or, at its discretion, defer full compliance beyond 2002 for some storage impoundments. A 1997 change in the PaDEP's regulations required submittal of groundwater monitoring plans for residual waste storage impoundments by July 1997. The GPU Energy companies have submitted plans for all their relevant stations and the PaDEP has begun to implement these plans at the Conemaugh, Homer City and Keystone stations.

     Hazardous/Toxic Wastes: Under the Toxic Substances Control Act (TSCA), the EPA has adopted certain regulations governing the use, storage, testing, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). Such regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. GPU has met all requirements of the TSCA to allow the continued use of equipment containing PCBs and has taken substantive voluntary actions to reduce the amount of PCB-containing electrical equipment.

    Prior to 1953, the GPU Energy companies owned and operated MGP sites in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGP sites is, or may be, present both on-site and off-site. Claims have been asserted against the GPU Energy companies for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1998, JCP&L has spent approximately $32 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

    In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU. At December 31, 1998, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Settlement has been reached with all but one of those insurance companies.

    In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake). According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU, Inc. has requested that the Court reconsider its decision. The parties continue to engage in settlement discussions. There can be no assurance as to the outcome of these proceedings.

     The Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendment and Reauthorization Act of 1986 authorize the EPA to issue orders compelling responsible parties to take cleanup action at any location that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Pennsylvania and New Jersey have enacted legislation giving similar authority to the PaDEP and the NJDEP, respectively. In addition, federal and state law provides for payment by responsible parties for damage to natural resources. Because of the nature of the GPU Energy companies' business, various by-products and substances are produced and/or handled that are classified as hazardous under one or more of these statutes. GPU generally provides for the treatment, disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain cleanup costs on the generators of the wastes. GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties
(PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

                  JCP&L   MET-ED   PENELEC   GPUN     GPU, INC.   TOTAL

                    8       4         2        1          1        13

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

     JCP&L, Met-Ed and GPUN are among the more than 800 PRPs under CERCLA who may be liable to pay for costs associated with the investigation and remediation of the Maxey Flats disposal site, located in Fleming County, Kentucky. A negotiated settlement among all parties has been finalized and cleanup efforts have begun. The interim remediation work is estimated to cost $63 million, for which all responsible parties will be jointly and severally liable. The GPU Energy companies' estimated share of these costs, which is based upon a percentage of the total volume of waste believed shipped to the site, is JCP&L $1.1 million, Met-Ed $400 thousand and GPUN $150 thousand, which amounts are reflected on the Consolidated Balance Sheets accordingly.

     JCP&L has been named as a PRP by the NJDEP for allegedly disposing of hazardous waste at the Global Landfill, a dump site located in New Jersey. JCP&L signed a Consent Decree, along with about 50 other PRPs, to investigate the site and conduct site remediation. The current estimated cost of the remediation is $33 million. A final allocation of JCP&L's share has not yet been made. However, JCP&L's interim estimated allocation is $500,000, for which JCP&L has recorded a liability.

     Met-Ed received a PRP notice from the PaDEP asserting that it had disposed of hazardous waste at the Industrial Solvents & Chemical Company site, a former solvents recycler. This site is being remediated under the Pennsylvania Hazardous Sites Cleanup Act. Met-Ed has made immaterial payments to the PRP group for the water line installation and the removal of tanks, drums and other materials at the site. Met-Ed has agreed to settle this matter for the amounts already paid. Final settlement negotiations are in progress.

     Penelec is part of a group of 10 PRPs who have entered into a Consent Decree with Pennsylvania and a settlement with the EPA to pay for costs associated with the remediation of a dump site located in Mill Creek Township near Erie, Pennsylvania. Penelec has paid approximately $114,000 in costs for the settlement with Pennsylvania and $600,000 in costs for the settlement with the EPA. Penelec's share of the remaining costs for the site is estimated to be $500,000 (including costs to cap the site), for which a liability has been recorded at December 31, 1998.

     Penelec has been named as a PRP by the EPA, along with over 1,000 other PRPs, for allegedly disposing of hazardous materials at the Jack's Creek/Sitken site, a former metals recycling and smelting operation in Mifflin County, Pennsylvania. Penelec has joined a PRP group, which is exploring a settlement with the EPA, but cannot predict the ultimate outcome of the negotiations.

     The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU company involved.


                          FRANCHISES AND CONCESSIONS

     JCP&L operates pursuant to franchises in the territory served by it and has the right to occupy and use the public streets and ways of the state with its poles, wires and equipment upon obtaining the consent in writing of the owners of the soil, and also to occupy the public streets and ways underground with its conduits, cables and equipment, where necessary, for its electric operation. JCP&L has the requisite legal franchise for the operation of its electric business within the State of New Jersey, including in incorporated cities and towns where designations of new streets, public ways, etc., may be obtained upon application to such municipalities. JCP&L holds a FERC license expiring in 2013 authorizing it to operate and maintain Yards Creek in which JCP&L has a 50% ownership interest.

     Met-Ed and Penelec have the necessary franchise rights to furnish electric service in the various respective municipalities or territories in which each company now supplies such services. These electric franchise rights, which are generally nonexclusive rights, consist generally of (a) charter rights and (b) certificates of public convenience issued by the PaPUC and/or "grandfather rights". Such electric franchise rights are free from unduly burdensome restrictions and unlimited as to time, except in a few relatively minor cases and except as otherwise described below. The secondary franchise granted by the Borough of Boyertown to Met-Ed contains a provision that the Borough shall have the right at any time to purchase the electric system in the Borough at a valuation to be fixed by appraisers. Met-Ed holds a FERC license expiring in 2014 for the continued operation and maintenance of the York Haven hydroelectric project. Penelec holds a license from the FERC, which expires in 2002, for the continued operation and maintenance of the Piney hydroelectric project. In addition, Penelec and the Cleveland Electric Illuminating Company hold a license expiring in 2015 for Seneca in which Penelec has a 20% undivided interest. For the same station, Penelec and the Cleveland Electric Illuminating Company hold a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board which is unlimited as to time. For purposes of the Homer City station, Penelec and New York State Electric & Gas Corporation hold a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board which expires in 2017, but is renewable by the permittees until they have recovered all capital invested by them in the project. Penelec also holds a Limited Power Permit issued by the Pennsylvania Water and Power Resources Board for its Shawville station which expires in 2003, but is renewable by Penelec until it has recovered all capital invested in the project.


                              EMPLOYEE RELATIONS

     At January 29, 1999, GPU, Inc. and consolidated affiliates had 8,931 full-time employees (JCP&L 2,257; Met-Ed 2,639; Penelec 1,772; GPUI Group 461; all other companies 1,802). The nonsupervisory production and maintenance employees of the GPU Energy companies and certain of their nonsupervisory clerical employees are represented for collective bargaining purposes by local unions of the International Brotherhood of Electrical Workers (IBEW) at JCP&L, Met-Ed and Penelec and the Utility Workers Union of America (UWUA) at Penelec.

     JCP&L and Met-Ed's three-year contracts with the IBEW expire on October 31, 1999 and April 30, 2000, respectively. Penelec has renegotiated a four-year contract with the IBEW, expiring on May 14, 2002. The IBEW membership has ratified the new contract subject to reaching agreement on employee transition arrangements to be implemented upon GPU's divestiture of its fossil fuel and hydroelectric generating facilities. Penelec's three-year contract with the UWUA expires on June 30, 2001.

ITEM 2.  PROPERTIES.

GPU Energy Companies' Generating Stations

     At December 31, 1998, the generating stations of the GPU Energy companies had an aggregate effective capability of 6,751,000 net kilowatts (KW), as follows:

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

     The all-time peak loads of the GPU Energy companies are as follows:

                                                 (In KW)
     Company                      Date          Peak Load

     GPU Energy companies     Jul. 15, 1997     9,555,000*
     JCP&L                    Jul. 22, 1998     4,817,000
     Met-Ed                   Jul. 15, 1997     2,224,000
     Penelec                  Jan. 19, 1997     2,652,000

* System peak load.

GPUI Group Generating Facilities

      At December 31, 1998, the GPUI Group had ownership interests in 19 operating natural gas-fired cogeneration and other nonutility power production facilities located both domestically and internationally, with an aggregate capability of 5,025,100 KW as follows:


 Name of                     Year of                            Ownership
Facility      Location     Installation       Total KW        Interest (KW)

                                 U.S. Facilities

Mid Georgia      GA           1998             300,000           150,000
Selkirk          NY           1992-94          350,000            66,900
Lake*            FL           1993             110,000           109,900
Pasco*           FL           1993             109,000            54,400
Onondaga*        NY           1993              80,000            80,000
Syracuse*        NY           1992              80,000             3,500
Marcal*          NJ           1989              65,000            32,500
Camarillo*       CA           1988              26,500               300
Chino*           CA           1987              26,000               300
                                             ---------         ---------
     Total                                   1,146,500           497,800
                                             ---------         ---------


                              Foreign Facilities

Teesside**       England      1993           1,875,000           249,400
Redditch**       England      1991              29,000            14,500
Hereford**       England      1980              15,000             7,500
Humber**         England      1997             750,000            70,500
Enersis Group**  Portugal     1987-95           70,000            17,500
Micdos**         Spain        1975-95           33,000             7,100
Termobarran-
 quilla*         Colombia     1972-96          890,000           254,600
Guaracachi*      Bolivia      1975-94          165,000            82,500
Aranjuez*        Bolivia      1974-94           36,900            18,500
Karachipampa*    Bolivia      1982              14,700             7,400
                                             ---------         ---------
     Total                                   3,878,600           729,500
                                             ---------         ---------

Total capability                             5,025,100         1,227,300
                                             =========         =========

*    The GPUI Group has operating responsibility for these facilities.

** The GPUI Group's ownership interests in these facilities are through its investment in Midlands.

Transmission and Distribution System

     At December 31, 1998, the GPU Energy companies owned the following transmission and distribution facilities:

                                     JCP&L      Met-Ed     Penelec    Total
Transmission and Distribution
  Substations                            304         248        474      1,026
                                  ==========  ========== ========== ==========

Aggregate Installed Transformer
  Capacity of Substations
    (in kilovoltamperes - KVA)    21,104,035  11,618,960 15,804,854 48,527,849
                                  ==========  ========== ========== ==========

Transmission System:

Lines (In Circuit Miles):

      500 KV                              18         188        235        441
      345 KV                               -           -        149        149
      230 KV                             570         383        650      1,603
      138 KV                               -           3         11         14
      115 KV                             232         385      1,330      1,947
      69 KV, 46 KV and 34.5 KV         1,769         469        364      2,602
                                  ----------  ---------- ---------- ----------
          Total                        2,589       1,428      2,739      6,756
                                  ==========  ========== ========== ==========

Distribution System:

Line Transformer Capacity (KVA)   10,348,078   6,176,550  7,031,077 23,555,705
                                  ==========  ========== ========== ==========

Pole Miles of Overhead Lines          16,080      12,613     22,656     51,349
                                  ==========  ========== ========== ==========

Trench Miles of Underground
  Cable                                7,311       2,287      2,013     11,611
                                  ==========  ========== ========== ==========

     In addition, PowerNet which serves all of Victoria, Australia covering an area of approximately 87,900 square miles and a population of 4.5 million, owns a total of 4,062 miles of overhead and underground lines. Midlands, which provides service to 2.3 million customers in a 5,135 square mile area in England, owns a total of 39,544 miles of overhead and underground lines.


ITEM 3.  LEGAL PROCEEDINGS.

     Reference is made to Significant Developments - Pennsylvania Restructuring; New Jersey Restructuring; Nuclear Facilities - TMI-2 and Electric Generation and Environmental Matters under Item 1 and to Note 13, Commitments and Contingencies, of the Combined Notes to the Consolidated Financial Statements contained in Item 8 for a description of certain pending legal proceedings involving GPU.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      All of JCP&L, Met-Ed and Penelec's outstanding common stock is owned by GPU, Inc. During 1998, JCP&L, Met-Ed and Penelec paid dividends on their common stock to GPU, Inc. in the following amounts: JCP&L $195 million, Met-Ed $85 million and Penelec $65 million.

      In accordance with JCP&L, Met-Ed and Penelec's FMB indentures, as supplemented, the retained earnings at December 31, 1998 that are restricted as to the payment of dividends on their common stock are as follows:

      JCP&L - $1.7 million    Met-Ed - $3.4 million    Penelec - $10.1 million

Stock Trading

      GPU, Inc. is listed as GPU on the New York Stock Exchange. On February 9, 1999, there were 37,537 registered holders of GPU, Inc. common stock.

Dividends

      GPU, Inc. common stock dividend declaration dates are the first Thursdays of December, April, June, and October. Dividend payment dates fall on the last Wednesdays of February, May, August and November. Dividend declarations and quarterly stock price ranges for 1998 and 1997 are set forth below.

                                 Common Stock

  Dividends Declared                          Price Ranges*
                                             1998                1997
            1998    1997      Quarter      High/Low             High/Low
           -----   -----      -------  ------------------   -----------------

April      $.515    $.50      First    $44 11/16  $38 11/16  $36 1/8   $32
June        .515     .50      Second    44 7/16    36 1/2     36 7/16   30 3/4
October     .515     .50      Third     43 5/16    35 3/16    36 9/16   32 3/4
December    .515     .50      Fourth    47 3/16    41 3/8     42 3/4    35 3/8

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See page F-23 for references to GPU, Inc.'s Quantitative and Qualitative Disclosures About Market Risk required by this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See pages F-1 and F-2 for references to each registrant's Financial Statements and Quarterly Financial Data (unaudited) required by this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors
      Information regarding GPU, Inc.'s directors is incorporated by reference to the BOARD OF DIRECTORS section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:
                                                          Year First Elected
                                                          ------------------
Name                  Age         Position              JCP&L  Met-Ed Penelec
----                  ---         --------              -----  ------ --------

JCP&L/Met-Ed/Penelec:
F. D. Hafer     (a)    58    Chairman of the Board and  1996    1978   1994
                             Chief Executive Officer
D. Baldassari   (b)    49    President                  1982    1996   1996
D. W. Myers     (c)    54    Vice President - Finance   1994    1996   1996
                               and Rates, and
                               Comptroller
C. B. Snyder    (d)    53    Director                   1997    1997   1997

JCP&L only:
G. E. Persson   (e)    67    Director                   1983
S. C. Van Ness  (f)    65    Director                   1983
S. B. Wiley     (g)    69    Director                   1982

(a) Mr. Hafer is also Chairman, Chief Executive Officer, President and a director of GPU, Inc. and GPUS; Chairman of the Board and a director of GPUN; Chairman, Chief Executive Officer, and a director of Genco; Chairman and a director of GPU International, Inc. (GPUI), GPU Power, Inc. (GPU Power), GPU Capital, Inc. and its subsidiary GPU Electric, Inc. (GPU Electric); and a director of GPU AR, GPU Telcom and Saxton Nuclear Experimental Corporation, all subsidiaries of GPU, Inc. He is a director of Avon Energy Partners Holdings, Midlands Electricity plc, and GPU PowerNet PTY Ltd. Mr. Hafer also served as President of Met-Ed from 1986 to 1996 and as President of Penelec from 1994 to 1996. Mr. Hafer is a director of Utilities Mutual Insurance Company, a director and past president of the Manufacturers Association of Berks County and Chairman of the Board of the Pennsylvania Electric Association. Mr. Hafer is also a director of Kutztown University Foundation, Leadership Pennsylvania and the Reading Hospital and Medical Center and a trustee of the Caron Foundation and immediate past chairman and member of the Board of Trustees of the Foundation for a Drug-Free Pennsylvania.

(b) Mr. Baldassari was elected President of JCP&L in 1992, and President of Met-Ed and Penelec in 1996. Mr. Baldassari is also President, Chief Executive Officer and a director of GPU Telcom; and a director of GPUS, GPUN, Genco, Saxton Nuclear Experimental Corporation, and First Morris Bank of Morristown, NJ.

(c) Mr. Myers was elected Vice President - Finance and Rates, and Comptroller of Met-Ed and Penelec in 1996, and has also served as Vice President Finance and Rates, and Comptroller of JCP&L since 1994. Prior to that, he served as Vice President and Treasurer of GPU, Inc., GPUS, JCP&L, Met-Ed and Penelec since 1993.

(d) Mrs. Snyder was elected Executive Vice President - Corporate Affairs of GPUS in 1998. She is also a director of GPUS, GPU AR and GPU PowerNet PTY Ltd. Previously, she served as Senior Vice President - Corporate Affairs of GPUS, Vice President - Public Affairs of JCP&L since 1996, and Vice President - Public Affairs of Met-Ed and Penelec since 1994. Prior to 1994, she was Regional Director of Met-Ed since 1991.

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

(f) Mr. Van Ness is an attorney with the firm of Huberd, Van Ness, Cayri and Goodell of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

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

Identification of Executive Officers

    The current executive officers of GPU, Inc., JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:
                                                                      Year First
Name                    Age              Position                    Elected
----                    ---              --------                  ----------
GPU, Inc.:
---------
F. D. Hafer       (a)   58  Chairman, President and Chief            1996
                             Executive Officer
I. H. Jolles      (b)   60  Senior Vice President and General        1990
                              Counsel
B. L. Levy        (c)   43  Senior Vice President and Chief          1991
                              Financial Officer and President,
                              GPU Capital, Inc. and GPU Electric
P. E. Maricondo   (d)   52  Vice President, Comptroller and          1998
                            Chief Accounting Officer
T. G. Howson      (e)   50  Vice President and Treasurer             1994
M. A. Nalewako    (f)   64  Secretary                                1988
T. G. Broughton   (g)   53  President, GPUN                          1996
R. L. Wise        (h)   55  President, Genco, GPUI and GPU Power     1994
D. Baldassari     (i)   49  President, JCP&L, Met-Ed, Penelec        1992
C. B. Snyder      (j)   53  Executive Vice President -               1997
                             Corporate Affairs, GPUS

                                                         Year First Elected
Name                  Age         Position              JCP&L  Met-Ed Penelec
----                  ---         --------              -----  --------------
JCP&L/Met-Ed/Penelec:
---------------------

F. D. Hafer     (a)    58    Chairman, and Chief         1996    1978   1994
                                Executive Officer
D. Baldassari   (i)    49    President and Chief         1992    1996   1996
                                Operating Officer
I. H. Jolles    (b)    60    Vice President and          1996    1996   1996
                                 General Counsel
B. L. Levy      (c)    43    Vice President and          1998    1998   1998
                             Chief Financial Officer
T. G. Howson    (e)    50    Vice President              1994    1994   1994
                               and Treasurer
C. Brooks       (k)    49    Vice President - Human and  1997    1997   1997
                               Technical Resources
D. J. Howe      (l)    48    Vice President -            1996    1996   1996
                                Customer Services
C. A. Mascari   (m)    51    Vice President - Power      1997    1997   1997
                               Services
D. W. Myers     (n)    54    Vice President -            1994    1996   1996
                                Finance and Rates
                               and Comptroller
G. R. Repko     (o)    53    Vice President - Business   1996    1994   1986
                               Development
R. J. Toole     (p)    56    Vice President -            1990    1989   1996
                               Generation
R. S. Zechman   (q)    55    Vice President -            1996    1990   1994
                             Engineering and Operations
S. L. Guibord   (r)    50    Secretary                   1996    1996   1996

(a)  See Note (a) on page 52.

(b) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUS, General Counsel of GPUN and Genco, and a director of GPUS, GPUI, GPU Power, GPU Capital, Inc., GPU Electric, Midlands Electricity plc and GPU PowerNet PTY Ltd. He is also a director of Utilities Mutual Insurance Company.

(c) Mr. Levy was elected Senior Vice President and Chief Financial Officer of GPU, Inc. as well as Executive Vice President of GPUS and Vice President of JCP&L, Met-Ed and Penelec in 1998. Mr. Levy is also a director of GPUI, GPU Power, GPU Capital, Inc., GPU Electric, Avon Energy Partners Holdings, Midlands Electricity plc, and GPU PowerNet PTY Ltd. Mr. Levy is also President of GPU Capital, Inc. and GPU Electric. He served as President, Chief Executive Officer and director of GPUI since 1991.

(d) Mr. Maricondo was elected Vice President, Comptroller and Chief Accounting Officer of GPU, Inc. and GPUS in 1998. Prior to that he served as Vice President - Internal Auditing of GPUS since 1997 and as Vice President and Comptroller of GPUN from 1993.

(e) Mr. Howson is also Vice President and Treasurer of Genco, GPUN, GPU AR, Saxton Nuclear Experimental Corporation, and GPU Telcom.

(f) Mrs. Nalewako is also Secretary of GPUS and Genco and Assistant Secretary of GPUN, JCP&L, Met-Ed and Penelec.

(g) Mr. Broughton is also a director of GPUN. He previously served as Executive Vice President of GPUN since 1995. Prior to that, he served as Vice President - TMI of GPUN since 1991.

(h) Mr. Wise is also a director of Genco, GPUI, GPU Power and GPU Electric. He previously served as President, Fossil Generation - GPUS since 1994. Prior to that, Mr. Wise served as President and a director of Penelec since 1986. He is also a director of US Bancorp Trust Company, US Bancorp, Inc., U.S. National Bank of Johnstown, PA., and Utilities Mutual Insurance Company.

(i) See Note (b) on page 52.

(j) See Note (d) on page 53.

(k) Mr. Brooks previously served as Vice President - Collect and Disburse Money of Genco since 1996. Prior to that, he was Vice President Materials and Services of GPUS since 1990.

(l) Mr. Howe previously served as Director of Marketing and Pricing of JCP&L since 1994. Prior to that, he was Director of Competitive Strategies and Initiatives of JCP&L since 1993.

(m) Mr. Mascari previously served as Vice President - System Planning of GPUS since 1994. Prior to that, he was Vice President - Nuclear Assurance of GPUN since 1992.

(n)  See Note (c) on page 52.

(o) Mr. Repko has also served as Vice President - Customer Services of Met-Ed and Penelec since 1994. Prior to that, he served as Vice President - Division Operations of Penelec from 1986 to 1993.

(p)  Mr. Toole is also a Vice President and a director of Genco.

(q) Mr. Zechman has also served as Vice President - Administrative Services of Met-Ed since 1992.

(r) Mr. Guibord has also served as Corporate Compliance Auditing Director of GPUS since 1994. Prior to that, he was a General Attorney at JCP&L. Mr. Guibord also serves as Secretary of GPUN, GPU AR, Saxton Nuclear Experimental Corporation, and GPU Telcom.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item with respect to GPU, Inc. is incorporated by reference to the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the Chief Executive Officer and the five other most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 1998.

     The managements of JCP&L, Met-Ed and Penelec were combined in a 1996 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by JCP&L, Met-Ed and Penelec during 1996, 1997 and 1998.

Remuneration of Executive Officers

                               SUMMARY COMPENSATION TABLE
                               --------------------------

                                                           Long-Term Compensation
                                                        -------------------------------
                             Annual Compensation         Awards
                             --------------------        ---------
                                                                     Payouts
                                               Other    Securities   -------
Name and                                      Annual    Underlying   LTIP      All Other
Principal                                     Compens-   Options     Payouts   Compens-
Position              Year Salary($) Bonus($) ation($)(1) Granted(#) ($)(2)    ation($)
                       ---- -------- -------  --------   ---------   -------   -------

F. D. Hafer
Chairman of the
Board and Chief
Executive Officer        (3)      (3)    (3)      (3)       (3)      (3)         (3)

D. Baldassari
President                (4)      (4)    (4)      (4)       (4)      (4)         (4)

R. S. Zechman          1998  170,000   60,000    538     4,850     18,669       17,623(5)
Vice President -       1997  162,538   32,000    637        -      20,085       15,843
Engineering            1996  152,596   44,000    596        -      19,470       14,051
 & Operations

D. J. Howe             1998  170,000   55,000     -      4,850       -          14,033(6)
Vice President -       1997  162,308   32,000     -         -        -          11,524
Customer Services      1996  134,539   42,240     -         -        -           6,582

C. A. Mascari          1998  170,000   50,000     -      4,850     21,002       20,762(7)
Vice President -       1997  156,228   32,000     -         -      18,727       16,997
Power Services         1996  133,800   44,000     -         -        -          12,649

C. Brooks              1998  170,000   50,000    592     4,850     20,536       15,593(8)
Vice President -       1997  148,277   32,000    664        -      20,922       13,783
Human & Technical      1996  135,700   42,500    565        -      18,445       12,173
Resources

(1) Consists of earnings on "Long-Term Incentive Plan" ("LTIP") compensation paid in the year the award vests.

(2) Consists of Performance Cash Incentive Awards paid on the 1991, 1992 and 1993 restricted stock awards which have vested under the 1990 Stock Plan. These amounts are designed to compensate recipients of restricted stock/unit awards for the amount of federal and state income taxes that are payable upon vesting of the restricted stock/unit awards. The restricted units issued in 1995, 1996, 1997 and 1998 under the 1990 Stock Plan are performance based. The 1998 awards are shown in "Long-Term


                                      56


     Incentive Plans - Awards in Last Fiscal Year" table (the "LTIP table"). Dividend equivalents are earned on the aggregate restricted units awarded under the 1990 Stock Plan and reinvested in additional units.

     The aggregate number and value (based on the stock price per share at December 31, 1998) of unvested and deferred vested stock-equivalent restricted units (including reinvested dividend equivalents) includes the amounts shown on the LTIP table, and at the end of 1998 were:

                          Aggregate Units    Aggregate Value

      F. D. Hafer          see note (3)         see note (3)
      D. Baldassari        see note (4)         see note (4)
      R. S. Zechman           5,281             $233,363
      D. J. Howe              3,475              153,552
      C. A. Mascari           6,419              283,636
      C. Brooks               4,979              219,991

(3) Mr. Hafer was compensated by GPUS for his overall service on behalf of GPU and accordingly was not compensated directly by the other subsidiary companies for his services. Information with respect to Mr. Hafer's compensation is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

(4) Information with respect to Mr. Baldassari's compensation is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

(5) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($1,680), above-market interest accrued on the retirement portion of deferred compensation ($72), and earnings on LTIP compensation not paid in the current year ($9,471).

(6) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($1,680), above-market interest accrued on the retirement portion of deferred compensation ($84), and earnings on LTIP compensation not paid in the current year ($5,869).

(7) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($1,680), above-market interest accrued on the retirement portion of deferred compensation ($1,060), and earnings on LTIP compensation not paid in the current year ($11,622).

(8) Consists of GPU's matching contributions under the Savings Plan ($6,400), above-market interest accrued on the retirement portion of deferred compensation ($325), and earnings on LTIP compensation not paid in the current year ($8,868).

Option Grants In Last Fiscal Year

     The following table summarizes option grants made during 1998 to the Named Executive Officers. All of these options were granted with an exercise price equal to the fair market value of GPU stock on the date of grant.

                              Individual Grants

                        Number of
                        Securities % of Total
                        Underlying Options                            Grant Date
                        Options    Granted to    Exercise or             Present
                 Grant  Granted(1) Employees in  Base Price  Expiration Value(2)
      Name       Date     (#)      Fiscal Year    ($/Sh)      Date       ($)
   -----------   -----  ---------  -----------   ----------- ---------- --------

  F. D.  Hafer    (3)        (3)       (3)         (3)       (3)       (3)

  D. Baldassari   (4)        (4)       (4)         (4)       (4)       (4)

  R. S. Zechman 06/04/98    4,850      1.4%      $36.625   06/04/08  $21,049

  D. J. Howe    06/04/98    4,850      1.4%       36.625   06/04/08   21,049

  C. A. Mascari 06/04/98    4,850      1.4%       36.625   06/04/08   21,049

  C. Brooks     06/04/98    4,850      1.4%       36.625   06/04/08   21,049


Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Value

     The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. In 1998, no options were exercised by any Named Executive Officer.

                Number of Securities Underlying    Value of Unexercised
                      Unexercised Options at       In-the-Money Options
                      Fiscal Year-End (#)          at Fiscal Year-End ($)
                  --------------------------   --------------------------

Name              Exercisable  Unexercisable   Exercisable  Unexercisable

F. D. Hafer            (3)          (3)            (3)            (3)
D. Baldassari          (4)          (4)            (4)            (4)
R. S. Zechman           -          4,850            -           36,678
D. J. Howe              -          4,850            -           36,678
C. A. Mascari           -          4,850            -           36,678
C. Brooks               -          4,850            -           36,678

(1) Options become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These grants will fully vest upon termination of employment resulting from death or disability. Options may be exercised after retirement in accordance with the terms of the 1998 Stock Option Agreement. In the event of a change in control during the option term, all options will be canceled and the executive officer will receive a cash payment in an amount equal to the excess of the average current market price over the exercise price.

(2) Options are valued using a Black-Scholes option pricing model, a mathematical formula widely used to value options. The model as applied used the applicable grant dates and the exercise prices shown on the table, and the fair market value of Common Stock on the respective grant dates, which was in each case the same as the exercise price. For the June 4 grant, the model assumed (i) a risk-free rate of return of 5.78%, which approximates the rate on 10-year U.S. Treasury zero coupon bonds on the grant date; (ii) a stock price volatility of 17.26%, based on the average historical volatility for the 36-month period ending on the grant date;
     (iii) an average dividend yield of 5.68%, based on the average yield for a 36-month period; and (iv) the exercise of all options on the final day of their 10-year terms. No discount from the theoretical value was taken to reflect the restrictions on the transfer of the options and the likelihood of the options being exercised in advance of the final day of their terms.

(3) Information with respect to Mr. Hafer's options is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

(4) Information with respect to Mr. Baldassari's options is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     This table shows the LTIP awards made to the Named Executive Officers for the performance period January 1, 1998 through December 31, 2002.

                                  Performance        Estimated future payouts
                   Number of         or other         under non-stock price-
                     shares,      period until              based plans(1)
                                                -------------------------------
                     units or      maturation   Threshold    Target    Maximum
      Name         other rights    payout         (#)          (#)       (#)
   ---------       -----------    ------------  ---------   -------    --------

F. D. Hafer          (2)              (2)         (2)          (2)        (2)
D. Baldassari        (2)              (2)         (2)          (2)        (2)
R. S. Zechman       1,060       5 year vesting    530         1,060      2,120
D. J. Howe          1,060       5 year vesting    530         1,060      2,120
C. A. Mascari       1,060       5 year vesting    530         1,060      2,120
C. Brooks           1,060       5 year vesting    530         1,060      2,120

(1) The restricted units awarded in 1998 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient, including the accumulated reinvested dividend equivalents, based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the "Target" column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% below the 40th percentile. The minimum payout or "Threshold" begins at the 40th percentile, which results in a payout of 50% of target. A ranking below the 40th percentile would result in no award. Should the TSR percentile ranking exceed the 59th percentile, then the performance adjustment would be increased in steps reaching 200% at the 90th percentile as reflected in the "Maximum" column. Under the 1990 Stock Plan, regular quarterly dividends are reinvested in additional units that are subject to the vesting restrictions of the award. Actual payouts under the Plan would be based on the aggregate number of units awarded and the units accumulated through dividend reinvestment at the time the restrictions lapse.

(2) Information with respect to Mr. Hafer's and Mr. Baldassari's long-term incentive plans is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

Proposed Remuneration of Executive Officers

     None of the Named Executive Officers in the Summary Compensation Table has an employment contract. The compensation of executive officers is determined from time to time by the Personnel & Compensation Committee of the GPU, Inc. Board of Directors.

Retirement Plans

     The GPU Companies' pension plans provide for pension benefits, payable for life after retirement, based upon years of creditable service with the GPU Companies and the employee's career average compensation as defined below. Federal law limits the amount of an employee's pension benefits that may be paid from a qualified trust established pursuant to a qualified pension plan (such as the GPU Companies' plans). The GPU Companies also have adopted non-qualified plans providing that the portion of a participant's pension benefits which, by reason of such limitations, cannot be paid from such a qualified trust shall be paid directly on an unfunded basis by the participant's employer.

     The following table illustrates the amount of aggregate annual pension from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 1999 (computed on a single life annuity basis) to persons in specified compensation and years of service classifications:

                ESTIMATED ANNUAL RETIREMENT BENEFITS (2) (3) (4)
                    BASED UPON CAREER AVERAGE COMPENSATION

                                (1999 Retirement)
    Career
    Average
    Compen-                          Years of Service
                  ----------------------------------------------------------
    sation(1)         15        20       25        30       35        40
    ---------     --------  -------- --------  -------- --------  ----------
   $  50,000    $  13,879$  18,506 $  23,132$  27,759$  32,385 $  36,761
     100,000       28,879   38,506    48,132   57,759   67,385    76,361
     150,000       43,879   58,506    73,132   87,759  102,385   115,961
     200,000       58,879   78,506    98,132  117,759  137,385   155,561

     250,000       73,879   98,506   123,132  147,759  172,385   195,161
     300,000       88,879  118,506   148,132  177,759  207,385   234,761
     350,000      103,879  138,506   173,132  207,759  242,385   274,361
     400,000      118,879  158,506   198,132  237,759  277,385   313,961

     450,000      133,879  178,506   223,132  267,759  312,385   353,561
     500,000      148,879  198,506   248,132  297,759  347,385   393,161
     550,000      163,879  218,506   273,132  327,759  382,385   432,761
     600,000      178,879  238,506   298,132  357,759  417,385   472,361

     650,000      193,879  258,506   323,132  387,759  452,385   511,961
     700,000      208,879  278,506   348,132  417,759  487,385   551,561
     750,000      223,879  298,506   373,132  447,759  522,385   591,161
     800,000      238,879  318,506   398,132  477,759  557,385   630,761

(1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The career average compensation amounts for the following Named Executive Officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: Messrs. Hafer - $355,761; Baldassari - $223,671; Zechman - $129,791; Howe - $108,014; Mascari - $129,386; and Brooks - $123,784.

(2) Years of Creditable Service at December 31, 1998: Messrs. Hafer - 36 years; Baldassari - 29 years; Zechman - 29 years; Howe - 22 years; Mascari - 25 years; and Brooks - 25 years.

(3) Based on an assumed retirement at age 65 in 1999. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

(4) Annual retirement benefits under the basic pension per the above table cannot exceed 55%, as defined in the pension plan, of the average compensation during the highest paid 36 calendar months. As of December 31, 1998, none of the Named Executive Officers exceed the 55% limit.

Remuneration of JCP&L Directors

     Nonemployee directors receive an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each Committee meeting attended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item for GPU, Inc. is incorporated by reference to the SECURITY OWNERSHIP section of GPU, Inc.'s Proxy Statement for the 1999 Annual Meeting of Stockholders.

     All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by their parent, GPU, Inc., 300 Madison Avenue, Morristown, NJ 07962.

     The following table sets forth, as of February 1, 1999, the beneficial ownership of equity securities (and stock-equivalent units) of each of the directors and each of the executive officers named in the Summary Compensation Table, and of all directors and executive officers of each of the respective GPU Energy companies as a group. The shares of Common Stock owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.

                                       Amount and Nature of Beneficial
Ownership
                                            Shares(1)       Stock-Equivalent
                                            ------------    ----------------
    Name               Title of Security        Direct     Indirect  Units(2)
    ----               -----------------        ------     -------- --------


JCP&L/Met-Ed/Penelec:
F. D. Hafer             GPU Common Stock        9,795         146        25,677
D. Baldassari           GPU Common Stock        4,766           -        14,999
R. S. Zechman           GPU Common Stock        2,147           -         5,281
D. J. Howe              GPU Common Stock          481           -         3,475
C. A. Mascari           GPU Common Stock            -           5         6,419
C. Brooks               GPU Common Stock          805         138         4,979
C. B. Snyder            GPU Common Stock          344           -         5,403
JCP&L Only:
G. E. Persson           GPU Common Stock                    None
S. C. Van Ness          GPU Common Stock                    None
S. B. Wiley             GPU Common Stock                    None

All Directors and
  Executive Officers
  as a Group          GPU Common Stock         40,518         289        118,064

(1) The number of shares owned and the nature of such ownership, not being within the knowledge of GPU, have been furnished by each individual.

(2) Restricted units, which do not have voting rights, represent rights (subject to vesting) to receive shares of Common Stock under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries (the "1990 Stock Plan"). These amounts also include restricted units which have vested under the 1990 Stock Plan, but which were deferred pursuant to that Plan by Mr. Mascari - 1,266 units. See Summary Compensation Table above.

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

          3-B By-Laws of GPU, Inc. as amended December 4, 1997 -Incorporated by reference to Exhibit 3-B, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

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

          3-F By-Laws of Met-Ed dated July 27, 1995, as amended Incorporated by reference to Exhibit 3-F, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

          3-G Restated Articles of Incorporation of Penelec as amended through March 10, 1992 - Incorporated by reference to Exhibit 3A, 1991 Annual Report on Form 10-K, SEC File No.
                  1-3522.

          3-H By-Laws of Penelec dated May 22 1997, as amended Incorporated by reference to Exhibit B-45, 1997 Annual Report of GPU on Form U5S, SEC File No. 30-126.

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

          4-B-1 Supplemental Indenture of Met-Ed, dated December 1, 1962 Incorporated by reference to Exhibit 2-E(1), Registration No. 2-59678.

          4-B-2   Supplemental   Indenture  of  Met-Ed,  dated  March  20,  1964
                  Incorporated by reference to Exhibit 2-E(2), Registration No. 2-59678.

          4-B-3   Supplemental   Indenture   of  Met-Ed,   dated  July  1,  1965
                  Incorporated by reference to Exhibit 2-E(3), Registration No. 2-59678.

          4-B-4   Supplemental   Indenture   of  Met-Ed,   dated  June  1,  1966
                  Incorporated by reference to Exhibit 2-B-4, Registration No. 2-24883.

          4-B-5   Supplemental   Indenture  of  Met-Ed,  dated  March  22,  1968
                  Incorporated by reference to Exhibit 4-C-5, Registration No. 2-29644.

          4-B-6 Supplemental Indenture of Met-Ed, dated September 1, 1968 Incorporated by reference to Exhibit 2-E(6), Registration No. 2-59678.

          4-B-7   Supplemental   Indenture  of  Met-Ed,  dated  August  1,  1969
                  Incorporated by reference to Exhibit 2-E(7), Registration No. 2-59678.

          4-B-8 Supplemental Indenture of Met-Ed, dated November 1, 1971 Incorporated by reference to Exhibit 2-E(8), Registration No. 2-59678.

          4-B-9   Supplemental   Indenture   of   Met-Ed,   dated  May  1,  1972
                  Incorporated by reference to Exhibit 2-E(9), Registration No. 2-59678.

          4-B-10 Supplemental Indenture of Met-Ed, dated December 1, 1973 Incorporated by reference to Exhibit 2-E(10), Registration No. 2-59678.

          4-B-11 Supplemental Indenture of Met-Ed, dated October 30, 1974 Incorporated by reference to Exhibit 2-E(11), Registration No. 2-59678.

          4-B-12 Supplemental Indenture of Met-Ed, dated October 31, 1974 Incorporated by reference to Exhibit 2-E(12), Registration No. 2-59678.

          4-B-13  Supplemental   Indenture  of  Met-Ed,  dated  March  20,  1975
                  Incorporated by reference to Exhibit 2-E(13), Registration No. 2-59678.

          4-B-14 Supplemental Indenture of Met-Ed, dated September 25, 1975 - Incorporated by reference to Exhibit 2-E(15), Registration No. 2-59678.

          4-B-15 Supplemental Indenture of Met-Ed, dated January 12, 1976 Incorporated by reference to Exhibit 2-E(16), Registration No. 2-59678.

          4-B-16  Supplemental   Indenture  of  Met-Ed,   dated  March  1,  1976
                  Incorporated by reference to Exhibit 2-E(17), Registration No. 2-59678.

          4-B-17 Supplemental Indenture of Met-Ed, dated September 28, 1977 - Incorporated by reference to Exhibit 2-E(18), Registration No. 2-62212.

          4-B-18 Supplemental Indenture of Met-Ed, dated January 1, 1978 Incorporated by reference to Exhibit 2-E(19), Registration No. 2-62212.

          4-B-19 Supplemental Indenture of Met-Ed, dated September 1, 1978 Incorporated by reference to Exhibit 4-A(19), Registration No. 33-48937.

          4-B-20  Supplemental   Indenture   of  Met-Ed,   dated  June  1,  1979
                  Incorporated by reference to Exhibit 4-A(20), Registration No. 33-48937.

          4-B-21 Supplemental Indenture of Met-Ed, dated January 1, 1980 Incorporated by reference to Exhibit 4-A(21), Registration No. 33-48937.

          4-B-22 Supplemental Indenture of Met-Ed, dated September 1, 1981 Incorporated by reference to Exhibit 4-A(22), Registration No. 33-48937.

          4-B-23 Supplemental Indenture of Met-Ed, dated September 10, 1981 - Incorporated by reference to Exhibit 4-A(23), Registration No. 33-48937.

          4-B-24 Supplemental Indenture of Met-Ed, dated December 1, 1982 Incorporated by reference to Exhibit 4-A(24), Registration No. 33-48937.

          4-B-25 Supplemental Indenture of Met-Ed, dated September 1, 1983 Incorporated by reference to Exhibit 4-A(25), Registration No. 33-48937.

          4-B-26 Supplemental Indenture of Met-Ed, dated September 1, 1984 Incorporated by reference to Exhibit 4-A(26), Registration No. 33-48937.

          4-B-27  Supplemental   Indenture  of  Met-Ed,   dated  March  1,  1985
                  Incorporated by reference to Exhibit 4-A(27), Registration No. 33-48937.

          4-B-28 Supplemental Indenture of Met-Ed, dated September 1, 1985 Incorporated by reference to Exhibit 4-A(28), Registration No. 33-48937.

          4-B-29  Supplemental   Indenture   of  Met-Ed,   dated  June  1,  1988
                  Incorporated by reference to Exhibit 4-A(29), Registration No. 33-48937.

          4-B-30  Supplemental   Indenture  of  Met-Ed,   dated  April  1,  1990
                  Incorporated by reference to Exhibit 4-A(30), Registration No. 33-48937.

          4-B-31 Amendment dated May 22, 1990 to Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to
                  Exhibit 4-A(31), Registration No. 33-48937.

          4-B-32 Supplemental Indenture of Met-Ed, dated September 1, 1992 - Incorporated by reference to Exhibit 4-A(32)(a), Registration No. 33-48937.

          4-B-33 Supplemental Indenture of Met-Ed, dated December 1, 1993 Incorporated by reference to Exhibit C-58, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

          4-B-34  Supplemental   Indenture   of  Met-Ed   dated  July  15,  1995
                  Incorporated by reference to Exhibit 4-B-35, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-35  Supplemental   Indenture  of  Met-Ed  dated  August  15,  1996
                  Incorporated by reference to Exhibit 4-B-35, 1996 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-36  Supplemental   Indenture   of   Met-Ed   dated   May  1,  1997
                  Incorporated by reference to Exhibit 4-B-36, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

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

          4-C-1   Supplemental  Indentures  to  Mortgage  and  Deed of  Trust of
                  Penelec   dated  May  1,  1961   through   December   1,  1977
                  Incorporated by reference to Exhibit 2-D(1) to 2-D(19), Registration No. 2-61502.

          4-C-2   Supplemental   Indenture   of  Penelec   dated  June  1,  1978
                  Incorporated by reference to Exhibit 4-A(2), Registration No. 33-49669.

          4-C-3   Supplemental   Indenture   of  Penelec   dated  June  1,  1979
                  Incorporated by reference to Exhibit 4-A(3), Registration No. 33-49669.

          4-C-4 Supplemental Indenture of Penelec dated September 1, 1984 Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

          4-C-5 Supplemental Indenture of Penelec dated December 1, 1985 Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

          4-C-6 Supplemental Indenture of Penelec dated December 1, 1986 Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

          4-C-7   Supplemental   Indenture   of   Penelec   dated  May  1,  1989
                  Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

          4-C-8   Supplemental   Indenture   of  Penelec   dated   December   1,
                  1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

          4-C-9   Supplemental   Indenture  of  Penelec   dated  March  1,  1992
                  Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

          4-C-10  Supplemental   Indenture  of  Penelec,   dated  June  1,  1993
                  Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

          4-C-11  Supplemental  Indenture  of  Penelec  dated  November  1, 1995
                  Incorporated by reference to Exhibit 4-C-11, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

          4-C-12  Supplemental  Indenture  of  Penelec  dated  August  15,  1996
                  Incorporated by reference to Exhibit 4-C-12, 1996 Annual Report on Form 10-K, SEC File No. 1-3522.

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

          4-P Form of Rights Agreement between GPU, Inc. and ChaseMellon Shareholder Services, L.L.C. - Incorporated by reference to
                  Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-A GPU System Companies Deferred Compensation Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-A, 1997 Annual Report on Form 10-K, SEC File No. 1-6047, 1-3141, 1-446 and 1-3522.

          10-B GPU System Companies Master Directors' Benefits Protection Trust dated February 6, 1997 - Incorporated by reference to
                  Exhibit 10-B, 1997 Annual Report on Form 10-K, SEC File No. 1-6047 and 1-3141.

          10-C GPU System Companies Master Executives' Benefits Protection Trust dated February 6, 1997 - Incorporated by reference to
                  Exhibit 10-C, 1997 Annual Report on Form 10-K, SEC File No. 1-6047, 1-3141, 1-446 and 1-3522.

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

          10-G Incentive Compensation Plan for Elected Officers of JCP&L dated February 6, 1997 - Incorporated by reference to Exhibit 10-G, 1997 Annual Report on Form 10-K, SEC File No.
                  1-3141.

          10-H Incentive Compensation Plan for Elected Officers of Met-Ed dated February 6, 1997 - Incorporated by reference to Exhibit 10-H, 1997 Annual Report on Form 10-K, SEC File No.
                  1-446.

          10-I Incentive Compensation Plan for Elected Officers of Penelec dated February 6, 1997 - Incorporated by reference to Exhibit 10-I, 1997 Annual Report on Form 10-K, SEC File No.
                  1-3522.

          10-J Deferred Remuneration Plan for Outside Directors of JCP&L dated June 5, 1997 - Incorporated by reference to Exhibit 10-J, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-K    JCP&L Supplemental and Excess Benefits Plan dated June 5, 1997
                  - Incorporated by reference to Exhibit 10-K, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-L Met-Ed Supplemental and Excess Benefits Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-L, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          10-M Penelec Supplemental and Excess Benefits Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-M, 1997 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-N Letter agreement dated August 7, 1997 relating to terms of employment and pension benefits for I.H. Jolles Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-O GPU, Inc. Restricted Stock Plan for Outside Directors dated June 4, 1998.

          10-P Retirement Plan for Outside Directors of GPU, Inc. dated June 5, 1997 - Incorporated by reference to Exhibit 10-R, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-Q Deferred Remuneration Plan for Outside Directors of GPU, Inc. dated October 8, 1997 - Incorporated by reference to Exhibit 10-R, 1997 Annual Report on Form 10-S, SEC File No.
                  1-6047.

          10-R Second Amended and Restated Nuclear Material Lease Agreement, dated as of November 5, 1998, between Oyster Creek Fuel Corp. and JCP&L.

          10-S   Second Amended and Restated Nuclear Material Lease
                  Agreement, dated as of November 5, 1998, between TMI-1 Fuel Corp. and JCP&L.

          10-T   Letter  Agreement,  dated as of November  5, 1998,  from JCP&L relating to Oyster Creek Nuclear Material Lease Agreement.

          10-U   Letter  Agreement,  dated as of November  5, 1998,  from JCP&L relating to JCP&L TMI-1 Nuclear Material Lease Agreement.

          10-V Second Amended and Restated Trust Agreement, dated as of November 5, 1998, between United States Trust Company of New York, as Owner Trustee, Lord Fuel Corp., as Trustor and Beneficiary, and JCP&L, Met-Ed and Penelec.

          10-W Second Amended and Restated Nuclear Material Lease Agreement, dated as of November 5, 1998, between TMI-1 Fuel Corp. and Met-Ed.

          10-X Letter Agreement, dated as of November 5, 1998, from Met-Ed relating to Met-Ed TMI-1 Nuclear Material Lease Agreement.

          10-Y Second Amended and Restated Nuclear Material Lease Agreement, dated as of November 5, 1998, between TMI-1 Fuel Corp. and Penelec.

          10-Z Letter Agreement, dated as of November 5, 1998, from Penelec relating to Penelec TMI-1 Nuclear Material Lease
                  Agreement.

          10-AA GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through March 5, 1998.

          10-BB Form of 1998 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-CC Form of 1998 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-DD Severance Protection Agreement for Dennis P. Baldassari, dated June 5, 1997 - Incorporated by reference to Exhibit 10, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-EE Severance Protection Agreement for Thomas G. Broughton, dated June 5, 1997 - Incorporated by reference to Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-FF Severance Protection Agreement for Fred D. Hafer, dated June 5, 1997 - Incorporated by reference to Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-GG Severance Protection Agreement for Ira H. Jolles, dated June 5, 1997 - Incorporated by reference to Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-HH Severance Protection Agreement for Bruce L. Levy, dated June 5, 1997 - Incorporated by reference to Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-II Severance Protection Agreement for Robert L. Wise, dated June 5, 1997 - Incorporated by reference to Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No.
                  1-6047.

          10-JJ Purchase and Sale Agreement by and between Penelec and FE Acquisition Corp., dated as of October 30, 1998 Incorporated by reference to Exhibit B-1, Amendment No. 1 to Declaration on Form U-1, SEC File 70-9457.

          10-KK Homer City Electric Generating Station Asset Purchase Agreement by and among Penelec, NGE Generation, Inc., and New York State Electric & Gas Corporation, as sellers, and Mission Energy Westside, Inc., as buyer, dated as of August 1, 1998.

          10-LL Purchase and Sale Agreement by and between JCP&L, as seller, and Sithe Energies, Inc., as buyer, dated as of October 29, 1998.

          10-MM Purchase and Sale Agreement by and among JCP&L, Met-Ed as sellers, GPU, Inc, and Sithe Energies, Inc., as buyer, dated as of October 29, 1998.

          10-NN Purchase and Sale Agreement by and between Met-Ed, as seller, and Sithe Energies, Inc., as buyer, dated as of October 29, 1998.

          10-OO Purchase and Sale Agreement by and between Penelec, as seller, and Sithe Energies, Inc., as buyer, dated as of October 29, 1998.

          10-PP   Voluntary   Enhanced    Retirement   Program   Agreement   for
                  Nonbargaining   Employees  -  Robert  L.  Wise,  dated  as  of
                  September 17, 1998.

          10-QQ TMI Unit 1 Nuclear Generating Facility Asset Purchase Agreement by and among GPUN, JCP&L, Met-Ed, and Penelec as sellers, and AmerGen Energy Conpany, LLC, as buyer, dated as of October 15, 1998.


          12 Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                  A - GPU, Inc. and Subsidiary Companies
                  B - JCP&L
                  C - Met-Ed
                  D - Penelec

          21      Subsidiaries of the Registrants

                  A - JCP&L
                  B - Met-Ed
                  C - Penelec

          23      Consent of Independent Accountants

                  A - GPU, Inc. B - JCP&L C - Met-Ed D - Penelec

          27      Financial Data Schedules

                  A - GPU, Inc. and Subsidiary Companies
                  B - JCP&L
                  C - Met-Ed
                  D - Penelec

          99      Generation Divestiture-1998 Pro-Forma Financial Statements.

(b)               Reports on Form 8-K:

                  GPU, Inc.:
                       Dated November 12, 1998, under Item 5 (Other Events). Dated December 7, 1998, under Item 5 (Other Events). Dated December 10, 1998, under Item 5 (Other Events). Dated January 4, 1999, under Item 5 (Other Events).

                  Jersey Central Power & Light Company:

                       Dated November 12, 1998, under Item 5 (Other Events).

                  Metropolitan Edison Company:

                       Dated November 12, 1998, under Item 5 (Other Events).

                  Pennsylvania Electric Company:

                       Dated November 12, 1998, under Item 5 (Other Events).

                                    GPU, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GPU, INC.

Dated: March  30, 1999                 BY: /s/ F. D. Hafer
                                          ------------------------
                                           F. D. Hafer, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date

/s/ F. D. Hafer                                               March 30, 1999
----------------------------------------------
F. D. Hafer, Chairman (Chief Executive
Officer) and President

/s/ B. L. Levy                                                March 30, 1999
----------------------------------------------
B. L. Levy, Senior Vice President
(Chief Financial Officer)

/s/ P. E. Maricondo                                           March 30, 1999
----------------------------------------------
P. E. Maricondo, Vice President and
Comptroller (Chief Accounting Officer)

/s/ T. H. Black                                               March 30, 1999
----------------------------------------------
T. H. Black, Director

/s/ T. B. Hagen                                               March 30, 1999
----------------------------------------------
T. B. Hagen, Director

/s/ H. F. Henderson, Jr.                                      March 30, 1999
----------------------------------------------
H. F. Henderson, Jr., Director

/s/ J. M. Pietruski                                           March 30, 1999
----------------------------------------------
J. M. Pietruski, Director

/s/ C. A. Rein                                                March 30, 1999
----------------------------------------------
C. A. Rein, Director

/s/ P. R. Roedel                                              March 30, 1999
----------------------------------------------
P. R. Roedel, Director

/s/ B. S. Townsend                                            March 30, 1999
----------------------------------------------
B. S. Townsend, Director

/s/ C. A. H. Trost                                            March 30, 1999
----------------------------------------------
C. A. H. Trost, Director

/s/ P. K. Woolf                                               March 30, 1999
----------------------------------------------
P. K. Woolf, Director

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

                                       JERSEY CENTRAL POWER & LIGHT COMPANY

Dated: March 30, 1999                  BY: /s/ D. Baldassari
                                           --------------------------------
                                            D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date


/s/ F. D. Hafer                                               March 30, 1999
----------------------------------------------
F. D. Hafer, Chairman
(Principal Executive Officer) and Director


/s/ D. Baldassari                                             March 30, 1999
----------------------------------------------
D. Baldassari, President
(Principal Operating Officer) and Director


/s/ B. L. Levy                                                March 30, 1999
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ D. W. Myers                                               March 30, 1999
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                              March 30, 1999
----------------------------------------------
C. B. Snyder, Director


/s/ G. E. Persson                                             March 30, 1999
----------------------------------------------
G. E. Persson, Director


/s/ S. C. Van Ness                                            March 30, 1999
S. C. Van Ness, Director


/s/ S. B. Wiley                                               March 30, 1999
----------------------------------------------
S. B. Wiley, Director

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

                                       METROPOLITAN EDISON COMPANY

Dated: March 30, 1999                  BY: /s/ D. Baldassari
                                           -----------------------------
                                            D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date


/s/ F. D. Hafer                                               March 30, 1999
----------------------------------------------
F. D. Hafer, Chairman (Principal Executive
Officer) and Director


/s/ D. Baldassari                                             March 30, 1999
----------------------------------------------
D. Baldassari, President (Principal
Operating Officer) and Director


/s/ B. L. Levy                                                March 30, 1999
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ D. W. Myers                                               March 30, 1999
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                              March 30, 1999
----------------------------------------------
C. B. Snyder, Director

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

                                         PENNSYLVANIA ELECTRIC COMPANY

Dated: March 30, 1999                    BY: /s/ D. Baldassari
                                             -----------------------------
                                             D. Baldassari, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date


/s/ F. D. Hafer                                               March 30, 1999
----------------------------------------------
F. D. Hafer, Chairman (Principal Executive
Officer) and Director


/s/ D. Baldassari                                             March 30, 1999
----------------------------------------------
D. Baldassari, President (Principal
Operating Officer) and Director


/s/ B. L. Levy                                                March 30, 1999
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ D. W. Myers                                               March 30, 1999
----------------------------------------------
D. W. Myers, Vice President-Comptroller
(Principal Accounting Officer) and Director


/s/ C. B. Snyder                                              March 30, 1999
----------------------------------------------
C. B. Snyder, Director

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                 GPU, INC.                Page

Supplementary Data
GPU Energy Companies' Statistics                          F-3
Selected Financial Data                                   F-4
Quarterly Financial Data                                  F-6

Combined Management's Discussion and Analysis of
     Financial Condition and Results of Operations        F-7

Financial Statements
Report of Independent Accountants                         F-44
Consolidated Balance Sheets as of December 31, 1998 and
     1997                                                 F-45
Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                     F-47
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996         F-48
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1998, 1997 and 1996         F-48
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996         F-49

Combined Notes to Consolidated Financial Statements       F-50

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1996-1998                                      F-119


                      JERSEY CENTRAL POWER & LIGHT COMPANY

Supplementary Data
Company Statistics                                        F-120
Selected Financial Data                                   F-121
Quarterly Financial Data                                  F-122

Financial Statements
Report of Independent Accountants                         F-123
Consolidated Balance Sheets as of December 31, 1998 and
      1997                                                F-124
Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                     F-126
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996         F-127
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1998, 1997 and 1996         F-127
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996         F-128

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1996-1998                                      F-129

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                           METROPOLITAN EDISON COMPANY

Supplementary Data
Company Statistics                                        F-130
Selected Financial Data                                   F-131
Quarterly Financial Data                                  F-132

Financial Statements
Report of Independent Accountants                         F-133
Consolidated Balance Sheets as of December 31, 1998 and
     1997                                                 F-134
Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                     F-136
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996         F-137
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1998, 1997 and 1996         F-137
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996         F-138

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1996-1998                                      F-139


                          PENNSYLVANIA ELECTRIC COMPANY

Supplementary Data
Company Statistics                                        F-140
Selected Financial Data                                   F-141
Quarterly Financial Data                                  F-142

Financial Statements
Report of Independent Accountants                         F-143
Consolidated Balance Sheets as of December 31, 1998 and
     1997                                                 F-144
Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                     F-146
Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996         F-147
Consolidated Statements of Retained Earnings for the
     Years Ended December 31, 1998, 1997 and 1996         F-147
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996         F-148

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
     Years 1996-1998                                      F-149



Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.


GPU, Inc. and Subsidiary Companies

GPU ENERGY COMPANIES' STATISTICS

For The Years Ended December 31,                   1998            1997          1996           1995            1994           1993
--------------------------------                   ----            ----          ----           ----            ----           ----

Capacity at System Peak (in MW):
   Company owned                                   6,751          6,740          6,680          6,637           6,655          6,735
   Contracted                                      4,275          3,930          3,536          3,604           3,416          3,236
                                                   -----          -----          -----          -----           -----          -----

       Total capacity (a)                         11,026         10,670         10,216         10,241          10,071          9,971
                                                  ======         ======         ======         ======          ======          =====

Hourly Peak Load (in MW):
   Summer peak                                     9,412          9,555          8,497          9,101           8,521          8,533
   Winter peak                                     7,579          7,736          7,756          7,861           7,683          7,167
   Reserve at system peak (%)                       17.0           11.7           20.2           12.5            18.2           16.9
   Load factor (%) (b)                              59.4           57.6           64.2           57.5            61.7           60.9

Sources of Energy (in thousands of MWH):
   Coal                                           19,675         19,390         18,133         17,500          16,548         16,969
   Nuclear                                        11,358         10,992         11,439         11,582          10,216         10,614
   Gas, hydro & oil                                  888            800            812          1,019           1,071            575
                                                     ---            ---            ---          -----           -----            ---
       Net generation                             31,921         31,182         30,384         30,101          27,835         28,158
   Utility purchases and interchange               8,782          9,004          8,795         10,297          10,326         11,984
   Nonutility purchases                           10,952         11,119         11,046         10,712           8,810          8,383
                                                  ------         ------         ------         ------           -----          -----
       Total sources of energy                    51,655         51,305         50,225         51,110          46,971         48,525
   Company use, line loss, etc                    (4,300)        (5,437)        (5,777)        (5,357)        (4,313)        (5,166)

       Total electric energy sales                47,355         45,868         44,448         45,753          42,658         43,359
                                                  ======         ======         ======         ======          ======         ======

Fuel Expense (in millions):
   Coal                                         $    263       $    268       $    263       $    251       $    260         $   266
   Nuclear                                            67             63             70             74             65              66
   Gas & oil                                          32             40             38             38             39              32
                                                      --             --             --             --             --              --
       Total                                    $    362       $    371       $    371       $    363       $    364        $    364
                                                ========       ========       ========       ========       ========        ========

Power Purchased and Interchanged (in millions):
   Utility and interchange purchases            $    311       $    294       $    267       $    351       $    367        $    406
   Nonutility purchases                              788            734            730            671            528             491
   Deferred nonutility costs (Pa.)                   (17)            --             --             --             --              --
   Amortization of nonutility buyout costs            30             19              9            --              --              --
                                                      --             --              -
       Total                                    $  1,112       $  1,047       $  1,006       $  1,022       $    895        $    897
                                                ========       ========       ========       ========       ========        ========

Electric Energy Sales (in thousands of MWH):
   Residential                                    15,347         15,091         15,298        14,802          14,788          14,498
   Commercial                                     14,778         14,281         14,017        13,544          13,301          12,919
   Industrial                                     12,644         12,469         12,093        11,982          11,983          11,699
   Other                                             996          1,110          1,105         1,143           1,245           1,221
       Sales to customers                         43,765         42,951         42,513        41,471          41,317          40,337
   Sales to other utilities                        3,590          2,917          1,935         4,282           1,341           3,022
                                                   -----          -----          -----         -----           -----           -----
       Total                                      47,355         45,868         44,448        45,753          42,658          43,359
                                                  ======         ======         ======        ======          ======          ======

Operating Revenues (in millions):
   Residential                                   $ 1,579        $ 1,617        $ 1,599        $ 1,542$         1,503         $ 1,465
   Commercial                                      1,350          1,372          1,324          1,258          1,215           1,169
   Industrial                                        795            833            803            780            774             755
   Other                                               4             75             71             73             78              89

       Sales to customers                          3,728          3,897          3,797          3,653          3,570           3,478
   Sales to other utilities                          132             77             57            101             24              67
       Total electric energy sales                 3,860          3,974          3,854          3,754          3,594           3,545
   Other revenues                                     93             70             64             51             56              51
                                                      --             --             --             --             --              --
       Total                                     $ 3,953        $ 4,044        $ 3,918        $ 3,805        $ 3,650         $ 3,596
                                                 =======        =======        =======        =======        =======         =======

Price per KWH (in cents):
   Residential                                     10.29          10.64          10.51          10.35          10.18           10.07
   Commercial                                       9.14           9.54           9.47           9.25           9.12            9.04
   Industrial                                       6.29           6.61           6.65           6.51           6.46            6.47
   Total sales to customers                         8.67           9.00           8.96           8.77           8.64            8.61
   Total electric energy sales                      8.29           8.60           8.70           8.17           8.43            8.17

Customers at Year-End (in thousands)               2,041          2,021          1,997          1,976          1,949           1,925


(a) Summer ratings at December 31, 1998 of owned and contracted capacity were 6,751 MW and 4,325 MW, respectively.

(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

GPU, Inc. and Subsidiary Companies

SELECTED FINANCIAL DATA


For The Years Ended December 31,               1998(1)        1997(2)        1996(3)       1995(4)           1994(5)         1993
--------------------------------               -------        -------        -------       -------           -------         ----
Common Stock Data

Earnings per common share
 before extraordinary item:
   Basic                                       $   3.03       $   2.78       $   2.48        $   3.79           $1.42       $   2.65
   Diluted                                     $   3.03       $   2.77       $   2.47        $   3.79           $1.42       $   2.65

Earnings per common share:
   Basic                                       $   2.83       $   2.78       $   2.48        $   3.79           $1.42       $   2.65
   Diluted                                     $   2.83       $   2.77       $   2.47        $   3.79           $1.42       $   2.65

Cash dividends
   paid per share                              $  2.045       $  1.985       $  1.925        $   1.86          $1.775       $   1.65

Book value per share                           $  27.01       $  25.59       $  25.21        $  24.66          $22.31       $  22.69

Closing market price
   per share                                   $44 3/16       $ 42 1/8       $ 33 5/8        $     34       $ 26  1/4       $ 30 7/8

Common shares outstanding
(In Thousands):
   Basic average                                127,093        120,722        120,513         116,063         115,077        111,732
   Diluted average                              127,312        121,002        120,751         116,179         115,110        111,749
   At year-end                                  127,996        121,081        120,870         120,619         115,315        115,041

Market price to book value
   at year-end                                     164%           165%           133%            138%            118%           136%
Price/earnings ratio                               15.6           15.2           13.6             9.0           18.5           11.7

Return on average
   common equity                                  10.7%          10.7%           9.8%           16.0%            6.3%          11.9%

Financial Data (In Millions)

Operating revenues                             $4,248.8       $4,143.4       $3,970.7        $3,822.5        $3,654.2       $3,599.4

Other operation and
   maintenance expense                          1,106.9          993.7        1,114.9          965.1          1,085.5          914.1

Income before
  extraordinary item                              385.9          335.1          298.4           440.1           163.7          295.7

Net income                                        360.1          335.1          298.4           440.1           163.7          295.7

Net utility plant
   in service                                   6,565.1        7,100.5        5,942.4         5,862.4         5,731.0        5,512.1

Total assets                                   16,288.1       12,822.9       10,851.4         9,751.5         9,087.6        8,692.1

Long-term debt                                  3,825.6        4,326.0        3,177.0         2,567.9         2,345.4        2,320.4

Long-term obligations under
   capital leases                                   2.6            3.3            6.6            11.7            17.0           23.3

Subsidiary-obligated mandatorily
   redeemable preferred
   securities                                     330.0          330.0          330.0           330.0           205.0              -

Cumulative preferred stock with
   mandatory redemption                            86.5           91.5          114.0           134.0           150.0          150.0

Capital expenditures and
  investments                                     468.2        2,268.6          977.5           626.7           659.8          511.9

Employees (actual)                                8,957          9,346          9,345          10,286          10,555         11,963


GPU, Inc. and Subsidiary Companies



(1) Results for 1998 include an extraordinary charge of $25.8 million (after-tax), or $0.20 per share, as a result of the PaPUC's Restructuring Orders on Met-Ed and Penelec's restructuring plans. Also in 1998, as a result of the PaPUC Orders, GPU recorded a non-recurring charge of $40 million (after-tax), or $0.32 per share, related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(2) Results for 1997 reflect a non-recurring charge of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including Midlands Electricity plc, by the Government of the United Kingdom.

(3) Results for 1996 reflect a non-recurring charge of $74.5 million ( after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

(4) Results for 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(5) Results for 1994 reflect a net non-recurring charge to earnings of $164.7 million (after-tax), or $1.43 per share, due to the write-off of certain future TMI-2 retirement costs ($104.9 million, or $0.91 per share); a charge for costs related to early retirement programs ($76.1 million, or $0.66 per share); a write-off of Penelec's postretirement benefit costs believed not probable of recovery in rates ($10.6 million, or $0.09 per share); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($26.9 million, or $0.23 per share).

GPU, Inc. and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First Quarter                        Second Quarter
                                         -------------                        --------------
In Thousands, Except
Per Share Data                         1998            1997                 1998*         1997
--------------                         ----            ----                 -----         ----

Operating revenues                  $1,043,109         $1,051,012        $1,015,087    $942,783
Operating income                       193,341            196,258           165,306     132,809
Income before extraordinary item       133,780            155,038            79,937      70,249
Net income/(loss)                      133,780            155,038          (195,173)     70,249
Basic earnings per share
  before extraordinary item               1.07               1.29              0.62        0.58
Diluted earnings per share
  before extraordinary item               1.07               1.28              0.62        0.58
Basic earnings/(loss) per share           1.07               1.29             (1.54)       0.58
Diluted earnings/(loss) per share         1.07               1.28             (1.54)       0.58


                                         Third Quarter                        Fourth Quarter
                                         -------------                        --------------
In Thousands, Except
Per Share Data                         1998**            1997***             1998          1997
--------------                         ------            -------             ----          ----

Operating revenues                  $1,168,779         $1,117,140        $1,021,817  $1,032,444
Operating income                       177,630            177,286           121,561     140,765
Income before extraordinary             88,691             16,904            83,473      92,910
  item
Net income                             338,046             16,904            83,473      92,910
Basic earnings per share
  before extraordinary item               0.69               0.14              0.65        0.77
Diluted earnings per share
  before extraordinary item               0.69               0.14               0.65       0.77
Basic earnings per share                  2.65               0.14               0.65       0.77
Diluted earnings per share                2.65               0.14               0.65       0.77

* Results for the second quarter of 1998 were affected by an extraordinary charge of $275.1 million after-tax, or $2.16 per share, as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Orders on Met-Ed and Penelec's restructuring plans.

** In the third quarter of 1998, as a result of amended PaPUC Restructuring Orders, GPU reversed $266.3 million after-tax, or $2.09 per share, of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $17 million after-tax, or $0.13 per share, primarily related to the write-off of FERC assets. Also, in the third quarter of 1998, as a result of the amended PaPUC Orders, GPU recorded a non-recurring charge of $40 million after-tax, or $0.32 per share, related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

*** Results for the third quarter of 1997 reflect a non-recurring charge of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including Midlands Electricity plc, by the Government of the United Kingdom.

GPU, Inc. and Subsidiary Companies

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). The "GPUI Group," as referred to in this report, develops, owns, operates and funds the acquisition of generation, transmission and distribution facilities worldwide through GPU International, Inc., GPU Power, Inc., GPU Capital, Inc. and GPU Electric, Inc., a subsidiary of GPU Capital, Inc. (Effective January 1, 1999, GPU International, Inc. and GPU Power, Inc., will develop, own, operate and fund the acquisition of generation facilities worldwide and will be referred to as the "GPUI Group." GPU Capital, Inc. and GPU Electric, Inc., will develop, own, operate and fund the acquisition of transmission and distribution systems outside the United States and will be referred to as "GPU Electric.") Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

                            GPU RESULTS OF OPERATIONS

         GPU's 1998 earnings were $360.1 million, compared with 1997 earnings of $335.1 million. The earnings per share on a diluted basis for 1998 was $2.83, compared with earnings per share of $2.77 in 1997. GPU's return on average common equity was 10.7% in 1998, compared to 10.7% in 1997. Both periods reflect non-recurring items.

         In 1998, a non-recurring charge of $65.8 million after-tax, or $0.52 per share, was taken as a result of the Pennsylvania Public Utility Commission's (PaPUC) restructuring rate orders (Restructuring Orders) received by Met-Ed and Penelec. In 1997, a non-recurring charge of $109.3 million, or $0.90 per share, was taken for a windfall profits tax assessed on privatized utilities by the Government of the United Kingdom.

         Excluding the impact of the non-recurring items, GPU's earnings for 1998 would have been $425.9 million, compared to $444.4 million in 1997, and earnings per share on a diluted basis for 1998 would have been $3.35, compared to $3.67 in 1997. Return on average common equity for 1998 and 1997 on this basis would have been 12.4% and 14%, respectively. The 1998 earnings per share decrease on this basis was due to lower income from GPU's domestic utility operations, and increased shares outstanding due to the sale of GPU, Inc. common stock in February 1998. The GPU Energy companies' earnings reduction for the period was due to increased operation and maintenance expenses primarily related to the implementation of a new company-wide computer software system and restructuring costs related to staff reductions, partially offset by higher electric sales. After adjusting for the related impacts of

GPU, Inc. and Subsidiary Companies
the windfall profits tax, the GPUI Group's income contribution increased for the year and partially offset the GPU Energy companies' decrease.

         GPU, Inc. has reported to the financial community that in its view, GPU's 1998 earnings, on a "normalized" basis, were $3.66 per share (as compared to "normalized" earnings of $3.27 per share in 1997). This level of earnings for 1998 reflects adjustments to the reported $2.83 earnings per share as follows: the exclusion of the $0.52 per share charge related to the PaPUC's Restructuring Orders, the negative weather-effect on electric sales of $0.22 per share, $0.08 per share for a charge for the NUG portion of unbilled revenue, a $0.10 per share charge for costs related to staff reductions, and a $0.06 per share charge to terminate a power supply contract with Middletown, PA; offset by the exclusion of $0.15 per share of additional income for a gain on the sale of GPUI Group's investment in Solaris Power.

         GPU's 1997 earnings were $335.1 million, compared to 1996 earnings of $298.4 million. Earnings per share on a diluted basis were $2.77 in 1997, compared to $2.47 per share in 1996. If non-recurring items are excluded, earnings for 1997 would have been $444.4 million, or $3.67 per share, compared to $372.9 million, or $3.09 per share in 1996. The 1997 earnings increase on this basis was mainly due to increased earnings from the GPUI Group (including the result of GPU's policy of accruing U.S. income tax on its worldwide operations, which reduced GPU's federal income tax liability); reduced operation and maintenance expenses; increased kilowatt-hour (KWH) sales to domestic utility customers; and a step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their energy cost rates (ECRs) in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. These increases were partially offset by higher depreciation and financing expenses, increased amortizations due to a rate cap on JCP&L's earnings and the absence in 1997 of gains associated with the 1996 reacquisition of preferred stock.


OPERATING REVENUES:

         Operating revenues increased 2.5% to $4.2 billion in 1998, after increasing 4.3% to $4.1 billion in 1997. The components of these changes were as follows:

                                                        (in millions)
                                                  1998                 1997
                                                  ----                 ----
GPU Energy companies:
   KWH revenues                                 $ 30.9               $ 94.6
   Energy-related revenues                        49.8                 23.3
   Obligation to refund 1998 revenues
    to customers per PaPUC Order                 (56.4)                   -
   GPU Telcom revenues                            16.1                    -
   Other revenues                               (130.9)                 7.8
                                                ------                -----
             Total GPU Energy companies          (90.5)               125.7
GPUI Group                                       186.3                 45.7
GPU AR                                             9.6                  1.3
                                                 -----                ------
             Total increase in revenues         $105.4               $172.7
                                                 =====                =====

GPU, Inc. and Subsidiary Companies

GPU Energy Companies

Kilowatt-hour revenues

1998
      The increase in KWH revenues was primarily due to an increase in residential and commercial customer usage, partially offset by lower weather-related sales to residential and commercial customers, and the absence in 1998 of the step increase in unbilled revenue recorded by Met-Ed and Penelec as a result of including their ECRs in base rates in 1997.

                    1998 KWH Customer Sales by Service Class

                            Residential                        35%
                            Commercial                         34%
                            Industrial/Other                   31%

1997
      The increase in KWH revenues was due primarily to the step increase in unbilled revenue recorded by Met-Ed and Penelec from inclusion of their ECRs in base rates; higher usage by industrial customers; and an increase in the number of commercial and residential customers. These increases were partially offset by lower weather-related sales to residential customers. KWH revenues include Met-Ed and Penelec's energy and tax revenues, consistent with the inclusion of their ECRs and State Tax Adjustment Surcharges (STAS) in base rates, effective January 1, 1997.

Energy-related revenues (JCP&L only)

1998 and 1997
      Generally, changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause
(LEAC) billed to customers and expensed. The 1998 increase was due primarily to increased sales to other utilities and higher residential and commercial customer sales. The 1997 increase was due primarily to higher energy cost rates and increased industrial and commercial customer sales.

Obligation to refund 1998 revenues to customers per PaPUC Order

1998
       The decrease in revenues reflects transmission and distribution (T&D) rate reductions resulting from the PaPUC's Restructuring Orders for Met-Ed and Penelec. These rate reductions reflect Met-Ed and Penelec's obligation to make refunds to customers from 1998 revenues (2.5% for Met-Ed customers and 3% for Penelec customers).

GPU Telcom revenues

1998
       GPU Telcom, a subsidiary formed in 1997, derived its 1998 revenues from contracts for the leasing and construction of telecommunication infrastructure.

GPU, Inc. and Subsidiary Companies

Other revenues

1998 and 1997
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The 1998 decrease is primarily due to a decrease in revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998. (See COMPETITIVE ENVIRONMENT AND RATE MATTERS.)

GPUI Group

1998
      The increase in revenues was due mainly to including the full year effect of GPUI Group's investments in GPU PowerNet Pty. Ltd. (PowerNet) and Lake Cogen, Ltd. (Lake), and the effect of including Onondaga Cogen, L.P. (OCLP) beginning in August 1998.

1997
      The increase in revenues was due mainly to the inclusion of revenues from PowerNet, which GPU Electric acquired in November 1997, and the effect of including GPUI Group's investment in Lake, beginning in June 1997.

GPU Advanced Resources

1998 and 1997
      GPU AR, which was formed in the second quarter of 1997, derived its revenues from energy sales to customers who chose it as their energy supplier as part of the retail access pilot program in Pennsylvania. Some of GPU AR's customers are located in the GPU Energy companies' service territories.

OPERATING EXPENSES:

Power purchased and interchanged (PP&I)

1998 and 1997
      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, beginning on January 1, 1997, such cost variances for Met-Ed and Penelec are not subject to deferred accounting and have a current impact on earnings. In October 1998, the PaPUC approved the use of deferred accounting for above-market nonutility generation (NUG) costs as part of the Restructuring Orders for Met-Ed and Penelec. The 1998 increase in PP&I includes a charge by Met-Ed and Penelec for the NUG portion of unbilled revenue. Also affecting 1998 earnings were increased power purchases by Penelec and GPU AR. Lower reserve capacity expense contributed to earnings for 1997.

Fuel and Deferral of energy and capacity costs, net

1998 and 1997
      For JCP&L, changes in fuel and deferral of energy and capacity costs, net, do not affect earnings as they are offset by corresponding changes in energy revenues. Effective January 1, 1997, Met-Ed and Penelec ceased deferred

GPU, Inc. and Subsidiary Companies
energy accounting as their ECRs were combined with base rates; therefore, cost variances have a current impact on earnings. For Met-Ed, increases in fuel expense had a slight impact on 1998 earnings. Also contributing to the 1998 increase in expense was the effect of including GPUI Group's investments in Lake and OCLP.

Other operation and maintenance (O&M)

1998
      The increase in other O&M expenses was due primarily to the implementation by the GPU Energy companies of a new company-wide computer software system, costs related to staff reductions and the full year inclusion of O&M expenses for GPU Telcom. Also contributing to the increase was GPUI Group O&M expenses resulting from the full year effect of including PowerNet and Lake, as well as the effect of including OCLP beginning in August 1998.

1997
      The decrease in other O&M expenses was due primarily to the absence of a $122.7 million pre-tax charge incurred in 1996, related to voluntary enhanced retirement programs. Also contributing to the decrease were lower production expenses due to the 1996 retirement of JCP&L's Werner and Gilbert generating stations, decreased emergency and storm-related activity, and reductions from work process improvements and a decrease in the workforce. Partially offsetting these were increased expenses related to the upgrade and modification of computer systems.

Depreciation and amortization

1998
      The increase in depreciation and amortization expense was due mainly to the full year inclusion of PowerNet and additions to plant in service. The increase also includes additional amortization expense related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed and must be applied against JCP&L's stranded cost pool.

1997
      The increase in depreciation and amortization expense was due primarily to additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1998 and 1997
      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. The 1998 decrease in taxes other than income taxes was due to New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998. Effective January 1, 1997, Met-Ed and Penelec's STAS were combined with base rates and are no longer subject to annual adjustment. For 1998 and 1997, Met-Ed and Penelec's STAS did not have a significant impact on GPU's earnings.

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:

Equity in undistributed earnings/(losses) of affiliates (GPUI Group only)

1998
      The increase in equity in undistributed earnings of affiliates, net was primarily due to the absence in 1998 of a $109.3 million charge taken in 1997 for a windfall profits tax imposed on Midlands Electricity plc (Midlands) by the Government of the United Kingdom.

1997
      The decrease in equity in undistributed earnings/(losses) of affiliates was due to the windfall profits tax charge of $109.3 million imposed on privatized utilities, including Midlands. Partially offsetting this was the inclusion of a full year of Midlands' 1997 income, in which a 50% interest was acquired in May 1996.

Other income, net

1998
      The increase in other income, net was due primarily to gains realized by the GPUI Group from the sale of its interest in Solaris, the sale of Allgas Energy stock and the sale of half its interest in the Mid-Georgia cogeneration plant. This increase was partially offset by a charge for start-up payments for the establishment of a sustainable energy fund by Met-Ed and Penelec per the Restructuring Orders; and a charge by Met-Ed for the Middletown settlement.

Income taxes

1998
      The increase in income taxes (on other income and deductions) was primarily related to taxes on increased GPUI Group income.

1997
      The decrease in income taxes (on other income and deductions) was primarily related to the GPUI Group. GPU's federal income tax liability was reduced as a result of its policy of accruing U.S. income tax on its worldwide operations.

INTEREST CHARGES AND PREFERRED DIVIDENDS:

Interest on long-term debt

1998 and 1997
      The 1998 increase in interest on long-term debt was due primarily to debt associated with the PowerNet acquisition in November 1997. The 1997 increase was due primarily to debt associated with the PowerNet acquisition and the May 1996 Midlands acquisition.

Preferred stock dividends of subsidiaries, net of gain on 1996 reacquisition

1998
      In 1998, JCP&L redeemed $15 million stated value of cumulative preferred stock.

GPU, Inc. and Subsidiary Companies

1997
      The 1997 increase was due to the absence of the 1996 gain on reacquisition of cumulative preferred stock. In 1996, Met-Ed and Penelec reacquired $11.4 million stated value and $20 million stated value, respectively, of their cumulative preferred stock, through cash tender offers, resulting in an aggregate gain of $9.3 million. Also in 1997, JCP&L redeemed $20 million stated value of cumulative preferred stock.

EXTRAORDINARY ITEM:

Extraordinary item, net of income taxes

1998
       The extraordinary loss was due to the impact of the PaPUC Restructuring Orders received by Met-Ed and Penelec. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71) and adopted the provisions of FAS 101 with respect to their electric generation operations. For additional information, see Note 5, Accounting for Extraordinary and Non-recurring Items.


                           JCP&L RESULTS OF OPERATIONS

      JCP&L's 1998 earnings were $212.4 million, compared to 1997 earnings of $200.6 million. Contributing to this earnings increase were increased residential and commercial customer sales, partially offset by increased operation and maintenance expenses. JCP&L's return on average common equity was 13.5% in 1998, compared to 13.1% in 1997.

      Earnings in 1997 were $200.6 million, compared to 1996 earnings of $143.2 million. Contributing to this earnings increase were higher weather-related sales, higher new customer sales and lower operation and maintenance expenses due in part to a $39.4 million after-tax charge in 1996 for voluntary enhanced retirement programs.

OPERATING REVENUES:

      Total revenues decreased 1.2% to $2.07 billion in 1998, after increasing 1.8% to $2.09 billion in 1997. The components of these changes are as follows:


                                                          (in millions)
                                                   1998                   1997
                                                   ----                   ----

   KWH revenues                                  $ 64.0                 $ 13.0
   Energy-related revenues                         48.2                   22.1
   Other revenues                                (136.5)                   1.0
                                                  -----                  -----
     Increase/(decrease)in revenues              $(24.3)                $ 36.1
                                                  =====                  =====

Kilowatt-hour revenues

1998
      The increase in KWH revenues was due to higher residential and commercial customer usage and an increase in new residential and commercial customer sales partially offset by lower weather-related sales.

GPU, Inc. and Subsidiary Companies

                    1998 KWH Customer Sales by Service Class

                        Residential                        41%
                        Commercial                         40%
                        Industrial/Other                   19%

1997
      The increase in KWH revenues was due to higher weather-related sales, an increase in new residential and commercial customer sales, partially offset by decreased usage.

Energy-related revenues

1998 and 1997
      Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The 1998 increase was primarily due to increased sales to other utilities and higher residential and commercial customer sales. The 1997 increase was due primarily to higher energy cost rates and increased commercial and industrial customer sales.

Other revenues

1998 and 1997
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense. The 1998 decrease is primarily due to a decrease in revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998.

OPERATING EXPENSES:

Power purchased and interchanged

1998 and 1997
      Changes in the energy component of PP&I expense do not significantly affect earnings since these cost variances are passed through the LEAC. However, lower reserve capacity expense resulting primarily from reduced purchases from Pennsylvania Power & Light Company contributed to the 1997 earnings.

Fuel and Deferral of energy and capacity costs, net

1998 and 1997
      Changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues.

Other operation and maintenance

1998
      The increase in other O&M expenses was due primarily to increased costs from the implementation of a new computer software system and for costs related to staff reductions.

GPU, Inc. and Subsidiary Companies

1997
      The decrease in other O&M expenses was due in part to the absence of a $62.9 million pre-tax charge incurred in 1996, related to voluntary enhanced retirement programs. Also contributing to the decrease were lower production expenses due to the 1996 retirement of the Werner and Gilbert generating stations, a decrease in transmission charges from associated companies and a decrease in storm damage and emergency repairs.

Depreciation and amortization

1998
      The increase in depreciation and amortization expense was due primarily to additions to plant in service and additional amortization expense related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeds the maximum amount allowed and must be applied against JCP&L's stranded cost pool.

1997
      The increase in depreciation and amortization expense was due primarily to additions to plant in service, higher depreciation rates and higher regulatory asset amortizations.

Taxes, other than income taxes

1998 and 1997
      Changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

OTHER INCOME AND DEDUCTIONS:

Other income, net

1998 and 1997
      The 1998 increase in other income, net was due primarily to the absence of the charges incurred in 1997 for the termination of a NUG contract and for a loss on the sale of fuel oil from the Gilbert generating station.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Other interest

1998
      The decrease in other interest expense was due to lower short-term debt levels.

1997
      The increase in other interest expense was due to higher short-term debt levels.

Preferred stock dividends

1998 and 1997
      In 1998 and 1997, JCP&L redeemed $15 million stated value and $20 million stated value, respectively, of cumulative preferred stock.

GPU, Inc. and Subsidiary Companies

                          MET-ED RESULTS OF OPERATIONS

      Met-Ed's 1998 earnings were $50.4 million, compared to 1997 earnings of $93 million. Met-Ed's return on average common equity was 7.5% in 1998 compared to 12.9% in 1997. In 1998, a non-recurring charge of $26 million after-tax was taken as a result of the PaPUC's Restructuring Order for Met-Ed. Also contributing to the earnings decrease was increased operation and maintenance expenses primarily related to the implementation of a new computer software system and restructuring costs related to staff reductions.

      Earnings in 1997 were $93 million, compared to 1996 earnings of $71.8 million. This increase in earnings was primarily due to a step increase in unbilled revenue recorded by Met-Ed as a result of including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. Also contributing to the increase were increased customer usage, higher new customer sales and lower other operation and maintenance expenses due to a $15.4 million after-tax charge in 1996 for voluntary enhanced retirement programs.

OPERATING REVENUES:

      Total revenues decreased 2.5% to $919.6 million in 1998, after increasing 3.6% to $943.1 million in 1997. The components of these changes are as follows:

                                                           (in millions)
                                                      1998             1997
                                                      ----             ----

   KWH revenues                                     $ (4.5)          $ 28.6
   Obligation to refund 1998 revenues
    to customers per PaPUC Order                     (27.2)               -
   Other revenues                                      8.2              4.1
                                                     -----            -----
     Increase/(decrease)in revenues                 $(23.5)          $ 32.7
                                                     =====            =====


Kilowatt-hour revenues

1998
       The decrease in KWH revenues was due to the absence in 1998 of the step increase in unbilled revenue as a result of Met-Ed including its ECR in base rates, amounting to $13 million, and lower weather-related sales. Partially offsetting these decreases were increased sales to other utilities, an increase in new commercial and residential customer sales and increased customer usage.

                    1998 KWH Customer Sales by Service Class

                            Residential                    35%
                            Commercial                     28%
                            Industrial/Other               37%
1997
      The increase in KWH revenues was due to increased customer usage and an increase in new commercial and residential customer sales, partially offset by lower weather-related sales. Also contributing to the increase was the step increase in unbilled revenue described above. KWH revenues include energy and tax revenues, consistent with the inclusion of the ECR and STAS in base rates, effective January 1, 1997.

GPU, Inc. and Subsidiary Companies

Obligation to refund 1998 revenues to customers per PaPUC Order

1998
       The decrease in revenues reflects a T&D rate reduction of 2.5% resulting from the PaPUC's Restructuring Order for Met-Ed. The T&D rate reduction reflects Met-Ed's obligation to make refunds to customers from 1998 revenues.

Other revenues

1998 and 1997
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.


OPERATING EXPENSES:

Fuel and Power purchased and interchanged

1998 and 1997
       Effective January 1, 1997, Met-Ed ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings. In 1998, the PaPUC approved the use of deferred accounting for above-market NUG costs as part of the Restructuring Order for Met-Ed. Increases in fuel expense had a slight impact on Met-Ed's 1998 earnings. Also, PP&I includes a charge by Met-Ed for the NUG portion of unbilled revenue. Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for 1997.

Other operation and maintenance

1998
      The increase in other O&M expenses was due primarily to increased costs from the implementation of a new computer software system and increased costs related to staff reductions.

1997
      The decrease in other O&M expenses was due to the absence of a $26.2 million pre-tax charge incurred in 1996 related to the voluntary enhanced retirement programs.

Depreciation and amortization

1998 and 1997
      The increase in depreciation and amortization was due to additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1998 and 1997
      Effective January 1, 1997, Met-Ed's STAS was combined with base rates and is no longer subject to annual adjustment. This did not have a significant impact on 1998 or 1997 earnings.

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:

Other income/(expense), net

1998
      The decrease in other income/(expense) net, was due primarily to a charge for start-up payments for the establishment of a sustainable energy fund per the PaPUC's Restructuring Order for Met-Ed and a charge for the Middletown settlement.

1997
      The increase in other income/(expense), net was due to an increase in interest income.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Other interest

1998 and 1997
      The increase in other interest expense was due to higher short-term debt levels.

Preferred stock dividends and Gain on preferred stock reacquisition

1997
      In 1996, Met-Ed reacquired $11.4 million stated value of its cumulative preferred stock through cash tender offers, resulting in an aggregate gain of $3.7 million.

EXTRAORDINARY ITEM:

Extraordinary item, net of income taxes

1998
      The extraordinary loss was due to the impact of the PaPUC Restructuring Order received by Met-Ed. Accordingly, in 1998 Met-Ed discontinued the application of FAS 71 and adopted the provisions of FAS 101 with respect to their electric generation operations. For additional information, see Note 5, Accounting for Extraordinary and Non-recurring Items.


                          PENELEC RESULTS OF OPERATIONS

      Penelec's 1998 earnings were $38.9 million, compared to 1997 earnings of $94.4 million. Penelec's return on average common equity was 5% in 1998 compared to 12.1% in 1997. In 1998, a non-recurring charge of $39.8 million after-tax was taken as a result of the PaPUC's Restructuring Order for Penelec. Also contributing to the earnings decrease was increased operation and maintenance expenses primarily related to the implementation of a new computer software system and restructuring costs related to staff reductions.

      Earnings in 1997 were $94.4 million, compared to 1996 earnings of $73.9 million. This increase in earnings was primarily due to a step increase in

GPU, Inc. and Subsidiary Companies
unbilled revenue recorded by Penelec as a result of including its ECR in base rates and the cessation of deferred energy accounting, both effective January 1, 1997. Also contributing to the increase was increased customer usage and lower other operation and maintenance expenses due primarily to a $19.7 million after-tax charge in 1996 for voluntary enhanced retirement programs.

OPERATING REVENUES:

      Total revenues decreased 2.0% to $1.0 billion in 1998, after increasing 3.3% to $1.1 billion in 1997. The components of these changes are as follows:

                                                          (in millions)
                                                     1998                 1997
                                                     ----                 ----

   KWH revenues                                    $ 13.9               $ 40.0
   Obligation to refund 1998 revenues
    to customers per PaPUC Order                    (29.2)                   -
   Other revenues                                    (5.4)                (6.7)
                                                    -----                -----
     Increase/(decrease)in revenues                $(20.7)              $ 33.3
                                                    =====                =====

Kilowatt-hour revenues

1998
      The increase in KWH revenues was primarily due to increased sales to other utilities and increased industrial customer usage offset by lower weather-related sales. The revenue comparison was also affected by the absence in 1998 of the step increase in unbilled revenue as a result of Penelec including its ECR in base rates, amounting to $15 million.

                    1998 KWH Customer Sales by Service Class

                         Residential                    27%
                         Commercial                     31%
                         Industrial/Other               42%


1997
      The  increase  in  KWH  revenues  was  due  to  increased  industrial  and commercial customer usage offset by lower weather-related sales. Also contributing to the increase was the step increase in unbilled revenue described above. KWH revenues include energy and tax revenues, consistent with the inclusion of the ECR and STAS in base rates, effective January 1, 1997.

Other revenues

1998 and 1997
      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

GPU, Inc. and Subsidiary Companies

OPERATING EXPENSES:

Fuel and Power purchased and interchanged

1998 and 1997
      Effective January 1, 1997, Penelec ceased deferred energy accounting as its ECR was combined with base rates. Thus, energy cost variances now have a current impact on earnings. In 1998, the PaPUC approved the use of deferred accounting for above-market NUG costs as part of the Restructuring Order for Penelec. The 1998 increase in PP&I includes a charge for the NUG portion of unbilled revenue. Changes in fuel and power purchased and interchanged did not have a significant impact on earnings for 1997.

Other operation and maintenance

1998
      The increase in other O&M expenses was due primarily to increased costs from the implementation of a new computer software system and increased costs related to staff reductions.

1997
      The decrease in other O&M expenses was due primarily to the absence of a $33.6 million pre-tax charge incurred in 1996, related to the voluntary enhanced retirement programs.

Depreciation and amortization

1998 and 1997
      The increases in depreciation and amortization expense were due to additions to plant in service and higher depreciation rates.

Taxes, other than income taxes

1998 and 1997
      Effective January 1, 1997, Penelec's STAS was combined with base rates and is no longer subject to annual adjustment. This did not have a significant impact on 1998 or 1997 earnings.

OTHER INCOME AND DEDUCTIONS:

Other income/(expense), net

1998
      The decrease in other income/(expense) net, was due primarily to a charge for start-up payments for the establishment of a sustainable energy fund per the Restructuring Order for Penelec.

1997
      The increase in other income/(expense), net was due primarily to an increase in interest income.

GPU, Inc. and Subsidiary Companies

INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

Preferred stock dividends and Gain on preferred stock reacquisition

1997
      In 1996, Penelec reacquired $20 million stated value of its cumulative preferred stock through cash tender offers, resulting in an aggregate gain of $5.6 million.

EXTRAORDINARY ITEM:

Extraordinary item, net of income taxes

1998
      The extraordinary loss was due to the impact of the PaPUC Restructuring Order received by Penelec.
Accordingly, in 1998 Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 with respect to their electric generation operations. For additional information, see
Note 5, Accounting for Extraordinary and Non-recurring Items.
----------------------

      The following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; generating plant performance; fuel prices and availability; the effects of the Year 2000 issue (see LIQUIDITY AND CAPITAL RESOURCES section in Management's Discussion and Analysis); and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

                                   GPUI GROUP

      The GPUI Group owns, operates, develops and invests in electric power generation, transmission and distribution facilities throughout the world. It has also made investments in certain advanced technologies related to the electric power industry. The GPUI Group has ownership interests in transmission and distribution businesses in England and Australia. It also has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 megawatts (MW) (of which the GPUI Group's equity interest represents 498 MW) of capacity, and ten operating generating facilities located in foreign countries totaling 3,879 MW (of which the GPUI Group's equity interest represents 730 MW) of capacity. It also has investments in four generating facilities under construction totaling 1,698 MW (of which the GPUI Group's equity interest represents 301 MW) of capacity. When

GPU, Inc. and Subsidiary Companies

appropriate, the GPUI Group also engages in the purchase or sale of interests in particular businesses.

      At December 31, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $590 million; GPU, Inc. has also guaranteed up to an additional $761 million of GPUI Group obligations. GPU, Inc. has Securities and Exchange Commission
(SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of December 31, 1998. At December 31, 1998, GPU, Inc. has remaining authorization to finance approximately $979 million of additional investments in FUCOs and EWGs.

      In 1997, GPU Electric acquired PowerNet from the Australian State of Victoria, for A$2.6 billion (approximately U.S. $1.9 billion). PowerNet owns and maintains the high-voltage electricity transmission system in Victoria, covering an area of approximately 87,900 square miles and a population of approximately
4.5 million. For additional information, see Note 6 of the Notes to Consolidated Financial Statements.

       In January 1998, as a result of cross-ownership restrictions in the Australian State of Victoria, GPU Electric sold its 50% share in Solaris Power (Solaris) to The Australian Gas Light Company for A$208 million (approximately U.S. $135.2 million) and 10.36% of the outstanding common stock of Allgas Energy Limited (Allgas), the natural gas distributor in Queensland, Australia. The Allgas shares had a market value of A$14.6 million (approximately U.S. $9.5 million) at the date of sale. As a result of the Solaris sale, GPU recorded an after-tax gain of $18.3 million. In July 1998, GPU Electric sold its Allgas shares for A$25.8 million (approximately U.S. $16 million).

       In February 1998, GPU International sold a one-half interest in the Mid-Georgia cogeneration project (Mid-Georgia, a 300 MW facility located in Kathleen, Georgia) to Sonat Energy Services Company. As a result, GPU recorded an after-tax gain on the sale of $5.8 million in the first quarter of 1998. In June 1998, Mid-Georgia began commercial operation under a 30-year power purchase agreement to sell capacity and energy on a dispatchable basis to Georgia Power.

      In November 1998, Midlands announced the sale of its electric supply business to National Power plc. GPU and Cinergy jointly acquired Midlands in 1996. National Power will acquire all the assets of Midlands' supply business and assume its liabilities, including obligations under all Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital at financial closing, which is expected in the second quarter of 1999. Midlands will continue to own its distribution business, as well as interests in various generation stations.

      In December 1998, GPU Electric agreed to acquire Emdersa, an Argentine holding company that owns three electric distribution companies, for $435 million. The three companies serve approximately 335,000 customers throughout a service territory of approximately 124,300 square miles in northwest Argentina. GPU expects to complete the purchase of Emdersa in the first quarter of 1999.

      Management expects that the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends to make additional investments in

GPU, Inc. and Subsidiary Companies

its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.

Market Risk Sensitive Instruments

      The GPUI Group uses interest rate swaps to manage the risk of increases in variable interest rates. All of the agreements effectively convert variable rate debt, including commercial paper, to fixed rate debt. None of these swap agreements are held for trading purposes. During 1998, PowerNet replaced interest rate swap agreements with swaps having more favorable economic terms. As a result, PowerNet recognized A$7.2 million (approximately U.S. $4.4 million) of swap breakage costs. The following summarizes the principal characteristics of swap agreements entered into as of December 31, 1998:


(in thousands)
                                                                                  Fixed        Variable
                   Notional        Fair      Termination      Pay/Receive         Interest    Interest Rate
                    Amount       Value(a)        Date        Characteristic         Rate        at 12/31/98
                    ------       --------        ----        --------------         ----        -----------
PowerNet       A$   14,000    A$       14       10/1/99       fixed/variable        4.66%        4.87%
               A$   14,000    A$        2       10/1/99       fixed/variable        4.69%        4.87%
               A$   14,000    A$       10       10/1/99       fixed/variable        4.70%        4.89%
               A$   22,750    A$       (2)      10/1/99       fixed/variable        4.71%        4.85%
               A$   39,250    A$       68       10/1/00       fixed/variable        4.75%        4.84%
               A$   26,000    A$       28       10/1/00       fixed/variable        4.79%        4.85%
               A$   42,250    A$       28       10/1/00       fixed/variable        4.81%        4.85%
               A$   26,000    A$       81       10/3/00       fixed/variable        4.77%        4.87%
               A$   26,000    A$       68       10/3/00       fixed/variable        4.80%        4.89%
               A$  212,000    A$   (5,164)      11/6/00       fixed/variable        6.14%        4.89-4.93%
               A$  481,250    A$  (24,691)      11/6/02       fixed/variable        6.56%        4.89-4.93%
               A$  385,000    A$  (29,558)      11/8/04       fixed/variable        6.82%        4.82-4.93%
               A$  288,750    A$  (34,330)      11/6/07       fixed/variable        7.14%        4.82-4.93%
               A$  288,750    A$  (34,523)      11/6/07       fixed/variable        7.15%        4.82-4.93%
                 ---------      ---------
               A$1,880,000    A$ (127,969)


(a) Represents the amount the GPUI Group would (pay)/receive to terminate the swap agreements prior to their scheduled termination dates.


      The amount of debt obligations covered by swap agreements and the expected variable interest rates on such debt, for each of the next five years, are as follows:

(in thousands)


                  PowerNet
                  --------
                           Expected
           Average         Variable
            Debt           Interest
           Covered           Rate
           -------           ----


1999     A$1,880,000        4.7-4.9%
2000     A$1,759,688        4.9-5.0%
2001     A$1,158,125        5.1-5.2%
2002     A$1,037,813        5.2-5.3%
2003     A$  436,250        5.3-5.4%

GPU, Inc. and Subsidiary Companies

      The expected variable interest rates included above, for the years 1999 through 2003, were provided by the financial institutions with whom the swap agreements were executed, and were derived from their proprietary models based upon recognized financial principles.

      The swap agreements resulted in actual interest expense for covered debt of $83.7 million in 1998, as compared to $65.4 million in interest expense, had the GPUI Group not entered into the agreements. It is management's intent to refinance A$721.9 million (approximately U.S. $442 million) of debt, which is scheduled to mature in November 2002, on a long-term basis.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures and Investments

GPU Energy Companies

      The GPU Energy companies' capital spending was $328 million (JCP&L $155 million; Met-Ed $75 million; Penelec $89 million; Other $9 million) in 1998, and was used primarily for new customer connections and to expand and improve existing T&D facilities. In 1999, capital expenditures for the GPU Energy companies are estimated to be $397 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $19 million), primarily for ongoing T&D system development and to implement an integrated information system. In 1998, expenditures for maturing obligations were $43 million (JCP&L $13 million; Penelec $30 million). Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999, and $131 million (JCP&L $51 million; Met-Ed $50 million; Penelec $30 million) in 2000. Management estimates that a substantial portion of the GPU Energy companies' 1999 capital outlays will be satisfied through internally generated funds.

      GPU's capital leases are primarily for nuclear fuel held by the GPU Energy companies. Nuclear fuel capital leases at December 31, 1998 totaled $126 million (JCP&L $85 million; Met-Ed $27 million; Penelec $14 million). When consumed, portions of the presently leased material will be replaced by additional leased material at an annual rate of approximately $36 million (JCP&L $9 million; Met-Ed $18 million; Penelec $9 million). In the event the needed nuclear fuel cannot be leased, the associated capital requirements would have to be met by other means. Upon closing of the sale of Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen), the GPU Energy companies will terminate the related fuel lease and pay all outstanding amounts due under the related credit facility (see Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS).

GPUI Group

       The GPUI Group's capital spending was $140 million in 1998, which was used primarily to improve PowerNet's facilities and to make additional investments in EWGs and FUCOs. For 1999, capital expenditures are forecasted to be $39 million, primarily for ongoing development of PowerNet's transmission system and to make additional investments in EWGs and FUCOs. In 1998, expenditures for maturing obligations were $538 million, and are expected to total $481 million in 1999, and $534 million in 2000. Management estimates that the GPUI Group's 1999 capital outlays will be satisfied through both internally generated funds and external financings.

GPU, Inc. and Subsidiary Companies

                                    Capital Expenditures and Investments*
                                              (in millions)
                                              -------------
                          1994      1995       1996     1997      1998    1999**
                          ----      ----       ----     ----      ----    ----
  GPU Energy companies    $586       $462      $404     $356      $328    $397
  GPUI Group              $ 74       $165      $574     $1,912    $140    $ 39


          *  Includes consolidated operations only
          ** Estimate

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

      GPU, Inc. has requested SEC authorization to issue and sell up to $100 million of commercial paper through December 2003. GPU, Inc. expects that the proceeds from the issuance of the commercial paper will be used for general corporate purposes and to make additional investments in EWGs and FUCOs.

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. The repurchases will initially be funded with borrowings.

GPU Energy Companies

       Under existing authorizations, JCP&L and Penelec may issue first mortgage bonds (FMBs), including secured medium-term notes, and preferred stock through June 1999. Met-Ed has similar authority through December 1999. Aggregate amounts available for issuance under the JCP&L, Met-Ed and Penelec programs are $145 million, $190 million and $70 million, respectively, of which $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies do not, however, expect to issue additional senior securities under these existing authorizations.

       Instead, Met-Ed and Penelec have obtained regulatory approval through December 31, 2000 to issue senior notes and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. JCP&L is seeking similar regulatory approval through December 31, 2000 to issue senior notes and preferred securities in the aggregate amount of $300 million, of which up to $200 million may consist of preferred securities.

       Current plans call for the GPU Energy companies to issue secured senior notes and preferred securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. The secured senior notes would become unsecured when 80% or more of the FMBs issued are collateral for senior notes. All senior notes issued thereafter would be unsecured.

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

      In 1998, Penelec redeemed $30 million principal amount of FMBs and JCP&L redeemed $15 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. In 1999, Penelec expects, subject to market conditions, to redeem approximately $600 million of its FMBs out of the proceeds from the sale of the generating assets.

      In January 1999, Met-Ed and Penelec announced the redemption of all their outstanding shares of cumulative preferred stock. The shares will be redeemed on February 19, 1999 at a price of $12.6 million and $17.6 million for Met-Ed and Penelec, respectively.

      The GPU Energy companies' cost of capital and ability to obtain external financing are affected by their security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "BBB+" or higher by the major credit rating agencies, while the preferred stock and mandatorily redeemable preferred securities have been assigned an equivalent of "BBB" or higher. In addition, the GPU Energy companies' commercial paper is rated as having good credit quality.

GPUI Group

       In 1998, GPU Capital entered into a commercial paper credit facility to finance up to $1 billion of investments in FUCOs and EWGs. GPU expects that the proceeds from the sale of commercial paper (guaranteed by GPU, Inc.) will be used to repay a portion of the outstanding foreign acquisition debt and to finance future investments in FUCOs and EWGs. In January 1999, GPU Capital issued $375 million of commercial paper which was used primarily to reduce the Midlands acquisition debt. Also in 1998, Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, entered into a A$500 million (approximately U.S. $306 million) commercial paper program. PowerNet has guaranteed Austran's obligations under this program. As of December 31, 1998, Austran had outstanding approximately A$458 million (approximately U.S. $280 million) under the commercial paper program to refinance the maturing portion of the senior debt credit facility used to finance the PowerNet acquisition. The Austran borrowings are classified as noncurrent on the Consolidated Balance Sheet since it is management's intent to reissue the commercial paper on a long-term basis.

       In 1998, GPU Electric sold its 50% stake in Solaris, the net sales proceeds of which were used to reduce by $112 million the Solaris and PowerNet acquisition debt. The balance of the proceeds was applied for other corporate purposes.

      In 1998, PowerNet and Midlands acquisition debt was reduced by an additional $40 million and $189 million, respectively, from proceeds provided by the sale of GPU, Inc. common stock. GPU may further reduce Midlands and PowerNet acquisition debt with a portion of the proceeds from the sale of the

GPU, Inc. and Subsidiary Companies

GPU Energy companies' fossil-fueled and hydroelectric generating facilities, which is expected to be completed in mid-1999 (see Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS).

Capitalization

      Each of the GPU companies' target capitalization ratios are designed to provide credit quality ratings that permit capital market access at reasonable costs. The target capitalization ratios vary by subsidiary depending upon their business and financial risk. GPU's actual capitalization ratios at December 31 for the years indicated, were as follows:

GPU, Inc. and Subsidiary Companies                 1998        1997         1996
----------------------------------                 ----        ----         ----
Common equity                                       40%         35%         43%
Preferred equity                                     6           6           7
Notes payable and long-term debt                    54          59          50
                                                   ---         ---         ---
                                                   100%        100%        100%
                                                   ===         ===         ===

JCP&L                                              1998        1997        1996
-----                                              ----        ----        ----
Common equity                                       50%         50%         48%
Preferred equity                                     8           9           9
Notes payable and long-term debt                    42          41          43
                                                   ---         ---         ---
                                                   100%        100%        100%
                                                   ===         ===         ===

Met-Ed                                             1998        1997        1996
------                                             ----        ----        ----
Common equity                                       47%         49%         48%
Preferred equity                                     8           7           8
Notes payable and long-term debt                    45          44          44
                                                   ---         ---         ---
                                                   100%        100%        100%
                                                   ===         ===         ===

Penelec                                            1998        1997        1996
-------                                            ----        ----        ----
Common equity                                       47%         47%         45%
Preferred equity                                     7           7           7
Notes payable and long-term debt                    46          46          48
                                                   ---         ---         ---
                                                   100%        100%        100%
                                                   ===         ===         ===

      In 1998, the quarterly dividend on GPU, Inc.'s common stock was increased by 3.0% to an annualized rate of $2.06 per share. GPU, Inc.'s payout rate in 1998 was 61% of earnings (excluding the non-recurring items). Management will continue to review GPU, Inc.'s dividend policy to determine how to best serve the long-term interests of shareholders.

Year 2000 Issue

       GPU is addressing the Year 2000 issue by undertaking a comprehensive review of its computers, software and equipment with embedded systems such as microcontrollers (together, "Year 2000 Components"), and of its business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. Remediation plans and corrective actions are in progress. The remediation plans include, among other things, the modification or replacement of Year 2000 Components which are not ready for use beyond 1999. In addition, GPU has begun to develop contingency plans for mission-critical systems. GPU's Year 2000 project is not expected to cause any material delay in the completion of other planned projects by information technology services.

GPU, Inc. and Subsidiary Companies

       In January 1999, an independent consultant retained by GPU to review the adequacy of GPU's Year 2000 plans favorably rated the GPU Energy companies in their progress toward achieving Year 2000 readiness as measured against the consultant's "best practices" model. The consultant also identified certain weaknesses that GPU is currently addressing.

       The PaPUC has entered an Order mandating that Pennsylvania jurisdictional utilities have their mission-critical systems Year 2000 compliant by March 31, 1999. In November 1998, an Administrative Law Judge (ALJ) assigned to the proceeding conducted hearings to support recommendations demanding that the PaPUC relax its March 31, 1999 mandate in certain cases. Met-Ed and Penelec have jointly submitted testimony to the proceeding and participated in the hearings. While there can be no assurance as to the outcome of this matter, including if the PaPUC will modify its March 31, 1999 compliance date, GPU believes that its current Year 2000 plans are adequate relative to its mission-critical systems. In addition to the PaPUC mandate, inquiries concerning GPU's Year 2000 readiness have been made by the New Jersey Board of Public Utilities (NJBPU), the U.S. Nuclear Regulatory Commission (NRC), the U.S. Department of Energy, and by numerous third parties with which GPU has business relationships.

Costs

       The GPU Energy companies currently estimate that they will spend approximately $43.3 million (JCP&L $18.6 million; Met-Ed $12 million; Penelec $12.7 million) on the Year 2000 issue, which includes $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) that is being spent as a part of the purchase and implementation of a new integrated information system (Project Enterprise), as described below. The $43.3 million also includes $7.4 million(JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) that would have been spent in any event for maintenance and cyclical replacement plans. Approximately 55% of the expected costs involve the modification or replacement of Year 2000 Components; and 45% are for labor (including contract labor) and other project expenses. These costs are being funded by the GPU Energy companies from their operations.

       Through December 31, 1998, the GPU Energy companies have spent a total of approximately $20.6 million (JCP&L $8.6 million; Met-Ed $6 million; Penelec $6 million) (of the $43.3 million) in connection with the Year 2000 issue, of which $15.9 million (JCP&L $6.5 million; Met-Ed $4.7 million; Penelec $4.7 million) was spent in 1998.

       The GPUI Group currently expects to spend approximately $9 million to address the Year 2000 issue, primarily to replace or modify equipment at Midlands. Through December 31, 1998, a total of approximately $2.5 million has been spent, substantially all of which was spent in 1998.

       The Project Enterprise system, referenced above, is designed to help the GPU Energy companies manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be substantially operational for the GPU Energy companies and GPUS by March 1999 and fully operational for all companies by June 1999. GPUN and Genco are not installing Project Enterprise before the year 2000, but rather are making modifications to their systems to achieve Year 2000 readiness. For critical systems, these modifications are expected to be completed by March 31, 1999, and for remaining systems by July 31, 1999.

GPU, Inc. and Subsidiary Companies

Milestones

       GPU has established Inventory, Assessment, Remediation, Testing and Monitoring as the primary phases for its Year 2000 program. The Inventory phase of the program has been completed. The milestones for Assessment, Remediation, Testing and Monitoring are as follows:

                Assessment       Remediation         Testing        Monitoring
                ----------       -----------         -------        ----------
GPU Energy
  and GPUS      02/28/1999        03/31/1999       03/31/1999       03/31/2000
Genco           02/28/1999        11/15/1999       11/15/1999       05/31/2000
GPUN            03/31/1999        10/31/1999       10/31/1999       03/31/2000
GPUI Group      02/28/1999        09/30/1999       09/30/1999       03/31/2000

       Genco expects to complete modifications and testing of Year 2000 Components involved in 90% of its generation capacity by May 31, 1999. Modifications and testing of the remaining components, primarily for two generating units, will be completed during maintenance outages scheduled in the Fall of 1999. GPUN expects to complete modifications and testing for most of its systems and components by July 1, 1999. Modifications and testing of the remaining components at TMI-1, which is scheduled for a refueling outage in September 1999, are not expected to be completed until late October 1999.

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

       With respect to computer software and equipment with embedded systems, GPU has analyzed where it is dependent upon third party data and has identified several critical areas: (1) the Pennsylvania-New Jersey-Maryland (PJM) Interconnection; (2) electric generation suppliers, such as cogeneration operators and nonutility generators (NUGs); (3) Electronic Data Interchange
(EDI) with trading partners; (4) Electronic Funds Transfer (EFT) with financial institutions; (5) vendors; and (6) customers.

       The following summarizes the actions that have taken place with critical third parties:

- PJM - Data link testing has been completed. Major testing of system upgrades is scheduled for completion during the first quarter of 1999.

- Electric generation suppliers - GPU has contacted all critical electric generation suppliers and information concerning their readiness has been received from approximately 81%. Those that have responded have readiness dates that extend into September 1999.

- EDI/EFT - GPU has sent readiness questionnaires to all critical organizations with which it exchanges data electronically and conducts electronic funds transfers. GPU has received responses from approximately 23% of those contacted. Testing with critical trading partners is scheduled for completion during the first quarter of 1999.

GPU, Inc. and Subsidiary Companies

- Vendors - GPU has contacted all critical vendors and approximately 61% have responded as to their readiness.

- Customers - A customer readiness assessment was initiated during the fourth quarter of 1998 and approximately 64% of critical customers have been contacted. GPU has received responses from 20% of those contacted.

Scenarios and Contingencies

       If GPU, or critical third parties upon whom GPU relies, are unable to successfully address their Year 2000 issues on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. While GPU cannot predict what effect, if any, the Year 2000 issue will have on its operations, one possible scenario could include, among other things, interruptions in delivering electric service, and a temporary inability to process transactions, provide bills or operate electric generating stations. GPU currently has no loss estimates related to Year 2000 risks that could potentially result from any such scenario.

      While there can be no assurance as to the outcome of this matter, GPU believes that its Year 2000 preparations will be successful relative to its mission-critical Year 2000 Components. In addition, GPU is developing contingency plans in accordance with the contingency planning schedule proposed by the North American Electric Reliability Council. These plans, which are currently expected to be finalized in mid- to late-1999, will include supplementing present general emergency procedures with specific measures for Year 2000 problems and the placing of troubleshooting teams at sites where critical components are located.

                    COMPETITIVE ENVIRONMENT AND RATE MATTERS

Managing the Transition

      Currently, and increasingly in the future, GPU will serve customers in markets where there will essentially be capped rates. Since GPU has, to a large extent, exited the merchant generation business, it will need to supply energy largely from contracted purchases and purchases in the open market. Management is in the process of identifying and addressing these market risks, however, there can be no assurance that GPU will be able to supply electricity to customers that it has obtained at reasonable cost.

      GPU expects to be in a regulated business (the transmission and distribution of electricity) that will be lower risk than that of a company engaged in merchant generation, but also expects that the rate of return on equity investment will be somewhat lower as well. In addition, inflation may have a varying effect on GPU since it will be a factor in revenue calculations in some jurisdictions, but may cause increased operating costs with GPU having a limited ability to pass these costs to its customers because of capped rates in other areas.

      GPU has been active both on the federal and state levels in helping to shape electric industry restructuring while seeking to protect the interests of its shareholders and customers, and is attempting to assess the impact that these competitive pressures and other changes will have on its financial condition and results of operations.

GPU, Inc. and Subsidiary Companies

      In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW)of capacity and have a net book value of approximately $1.1 billion (JCP&L $272 million; Met-Ed $283 million; Penelec $508 million) at December 31, 1998.

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

      In November 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies and FirstEnergy Corporation to sell all their remaining fossil-fuel and hydroelectric generating facilities other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $604 million). Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility is being sold to FirstEnergy for $43 million, which is included in the above amount. The sales are expected to be completed by mid-1999, subject to the timely receipt of the necessary regulatory and other approvals. Sithe has agreed to assume the collective bargaining agreements covering union employees and to fill bargaining positions on the basis of seniority. Sithe has also agreed to use reasonable efforts to offer positions to Genco non-bargaining employees. The GPU Energy companies have agreed to assume up to $20 million (JCP&L $7 million; Met-Ed $9 million; Penelec $4 million)of employee severance costs for employees not hired by Sithe.

       In October 1998, the GPU Energy companies entered into definitive agreements to sell TMI-1 to AmerGen, which is a joint venture between PECO Energy and British Energy. Terms of the purchase agreements are summarized as follows:

- The total cash purchase price is approximately $100 million, which represents $23 million to be paid at closing, and $77 million for the nuclear fuel in the reactor to be paid in five equal annual installments beginning one year after the closing. The purchase price and closing payment are subject to certain adjustments for capital expenditures and other items.

- AmerGen will make contingent payments of up to $80 million for the period January 1, 2002 through December 31, 2010 depending on the actual energy market clearing prices through 2010.

- GPU will purchase the energy and capacity from TMI-1 from the closing through December 31, 2001, at predetermined rates.

- At closing, GPU will make additional deposits into the TMI-1 decommissioning trusts to bring the trust totals up to $320 million and AmerGen will then assume all liability and obligation for decommissioning TMI-1.
                                      F-31

GPU, Inc. and Subsidiary Companies

- GPU will continue to own and hold the license for Three Mile Island Unit 2 (TMI-2). No liability for TMI-2 or its decommissioning will be assumed by AmerGen. AmerGen will, however, maintain TMI-2 under contract with GPU.

- AmerGen will employ all employees located at TMI-1 at closing, and will also have the opportunity to offer positions to GPUN's headquarters staff. GPU will be responsible for all severance payments associated with these employees for a one-year period following closing. AmerGen will assume the current collective bargaining agreement covering TMI-1 union employees.

       The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals. NRC approval of the TMI-1 license transfer to AmerGen, as well as certain rulings from the Internal
Revenue Service, will be necessary with respect to the maintenance or transfer of the decommissioning trusts. There can be no assurance as to the outcome of these matters.

       The net proceeds from the sales described above will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group.

       In addition to the continued operation of the Oyster Creek Nuclear Generating Station (Oyster Creek), JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing.

      As part of its strategy of achieving earnings growth, GPU is continuing to investigate investment opportunities in various domestic and foreign power projects and foreign utility systems, and intends to make additional investments and/or acquisitions which would be financed with new debt or new equity.

      GPU has identified the following strategic objectives to guide it over the next several years: (1) reposition GPU based on changing industry risks; (2) build upon GPU's core competency in regulated infrastructure (mainly the transmission and distribution of electricity); (3) divest the commodity/merchant generation business; (4) seek growth through the acquisition of domestic and international regulated infrastructure assets (i.e. electric, natural gas, water, telecommunications); (5) continue to develop the contract generation business (generation for which contracts to sell power to third parties have been executed) through the GPUI Group; and (6) continue to participate in the retail energy and supply business to determine if a viable economic opportunity exists through GPU AR.

      GPU's strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses and acquisitions of other businesses. No assurances can be given as to whether any potential transactions of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of GPU.

GPU, Inc. and Subsidiary Companies

Recent Regulatory Actions

Pennsylvania

      In 1996, Pennsylvania adopted comprehensive legislation which provides for the restructuring of the electric utility industry. The legislation, among other things, permits Pennsylvania retail consumers to choose their electric supplier and requires the unbundling of rates for transmission, distribution and generation services. Utilities have the opportunity to recover their prudently incurred stranded costs that result from customers choosing another supplier through a PaPUC approved competitive transition charge, subject to certain conditions, including that they attempt to mitigate these costs. For a discussion of stranded costs, see the Competition and the Changing Regulatory Environment section of Note 13 of the Notes to Consolidated Financial Statements.

      In June 1997, Met-Ed and Penelec filed with the PaPUC their restructuring plans to implement competition and customer choice in Pennsylvania. In October 1998, the PaPUC adopted Restructuring Orders approving Settlement Agreements entered into by Met-Ed, Penelec, the PaPUC and all but two of the intervenors in the restructuring proceeding who have appealed the Restructuring Orders. One of these appeals remains pending and is scheduled to be heard in April 1999. For additional information, see Note 5, Accounting for Extraordinary and Non-recurring Items. The major elements of the Restructuring Orders are as follows:

- A transmission and distribution tariff rate which provides adequate funding for maintaining the reliability of Met-Ed and Penelec's electric distribution systems;

- A rate reduction from January 1, 1999 through December 31, 1999, for all customers, whether they choose an alternate supplier or not, reflecting Met-Ed and Penelec's obligation to make refunds to customers from 1998 revenues (2.5% for Met-Ed customers and 3% for Penelec customers from December 1996 levels);

- The ability of all customers to participate in electric choice on January 1, 1999 - two years sooner than called for in Pennsylvania's Customer Choice Act;

- Customers will receive a "shopping credit" that will result in savings if they buy electricity from an alternate supplier that charges less than the shopping credit. The average shopping credit in 1999 will be 4.350 cents per KWH for Met-Ed and 4.404 cents per KWH for Penelec. Actual prices will vary by customer rate class;

- Assurance of full recovery of the above-market costs of government-mandated contracts to buy electricity from NUGs (Beginning in 2005, the amount collected will be adjusted every five years over the life of each contract);

- A rate cap for the cost of delivering electricity (transmission and distribution) until 2004;

- A rate cap for electricity purchased from Met-Ed and Penelec, as providers of last resort, until 2010;

GPU, Inc. and Subsidiary Companies

- PaPUC approval for Met-Ed and Penelec to sell all of their generating stations, including TMI-1;

- Recovery of $658 million in stranded costs for Met-Ed over 12 years and $332 million for Penelec over 11 years. Future NUG operating costs for which rate recovery has been assured may be adjusted every five years over the life of each NUG contract. (These amounts reflect the effects of using the estimated net proceeds from selling Met-Ed and Penelec's generating plants to reduce stranded costs and will be adjusted based on actual net sale proceeds);

- $2.7 million and $3.4 million for assistance in 1999 to low-income customers of Met-Ed and Penelec, respectively; increasing to $6.4 million and $6.9 million, respectively, in 2002;

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

New Jersey

       In April 1997, the NJBPU issued final Findings and Recommendations for Restructuring the Electric Power Industry in New Jersey. The NJBPU recommended, among other things, that certain electric retail customers be permitted to choose their supplier beginning October 1998, expanding to include all retail customers by July 1, 2000. The NJBPU also recommended a near-term electric rate reduction of 5-10% with the phase-in of retail competition, as well as additional rate reductions accomplished as a result of new energy tax legislation, as discussed below.

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

       In addition, the NJBPU is proposing that utilities unbundle their rates and allow customers to choose their electric generation supplier. Transmission and distribution of electricity would continue as a regulated monopoly and utilities would be responsible for connecting customers to the system and for providing distribution service. Transmission service would be

GPU, Inc. and Subsidiary Companies

provided by an independent system operator (ISO), which would be responsible for maintaining the reliability of the regional power grid and would be regulated by the Federal Energy Regulatory Commission (FERC).

       In July 1997, New Jersey enacted energy tax legislation which eliminated the 13% gross receipts and franchise tax on utility bills effective January 1, 1998. As a result, utilities are now collecting from customers a 6% sales tax and paying a corporate business tax which amounts to 1-2% of revenues. Utilities are also paying a transitional energy facilities assessment which will phase out over five years and result in a 5-6% rate reduction to customers.

       In July 1997, JCP&L filed with the NJBPU its proposed restructuring plan. Included in the plan were stranded cost, unbundled rate and restructuring filings. Highlights of the plan include:

- Some electric retail customers would be able to choose their supplier beginning on October 1, 1998, as initially recommended by the NJBPU, expanding to include all retail customers by July 1, 2000.

- JCP&L would unbundle its rates and these rates would apply to all distribution customers, with the exception of a Production Charge, which would be charged only to customers who do not choose an alternative energy supplier. The proposed unbundled rate structure would include:

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

GPU, Inc. and Subsidiary Companies

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

- The unbundling plan calls for an estimated 10% rate reduction, which would include a 2.1% reduction effective as part of JCP&L's Stipulation of Final Settlement (Final Settlement) approved by the NJBPU in 1997. The remaining reductions would be phased in over a two-year period beginning after the commencement of retail choice, and would be achieved through, among other things, the proposed early retirement of Oyster Creek for ratemaking purposes in September 2000 and the securitization of certain above-market costs. In addition to this rate reduction, JCP&L customers would receive an additional rate reduction of approximately 6% to be phased in over the next five years as a result of energy tax legislation signed into law in July 1997.

- In addition to the continued operation of the Oyster Creek facility, JCP&L is exploring the early retirement of the plant to mitigate costs associated with its continued operation. A final decision on the plant's future will not be made until the NJBPU rules on JCP&L's restructuring filing. Nevertheless, JCP&L has proposed that the NJBPU approve an early retirement of Oyster Creek in September 2000, for ratemaking purposes, with the following ratemaking treatment:

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

- Stranded costs at the time originally proposed by the NJBPU for initial customer choice, on a present value basis, are estimated at $1.6 billion, of which $1.5 billion is for above-market NUG contracts. The $1.6 billion excludes above-market generation costs related to Oyster Creek.

GPU, Inc. and Subsidiary Companies

       Numerous parties have intervened in this proceeding and have contested various aspects of JCP&L's filings, including, among other things, recovery by JCP&L of plant capital additions since its last base rate case in 1992, projections of future electricity prices on which stranded cost recovery calculations are based, the appropriate level of return and the appropriateness of earning a return on stranded investment.

       Consultants retained by the NJBPU Staff, the Division of Ratepayer Advocate and other parties have proposed that JCP&L's stranded cost recoveries should be substantially lower than the levels JCP&L is seeking.

       In a February 1998 order, the NJBPU substantially affirmed an ALJ ruling which required that rates be unbundled based on the 1992 cost of service levels which were the basis for JCP&L's last base rate case, but clarified that (1) JCP&L could update its 1992 cost of service study to reflect adjustments consistent with the 1997 NJBPU approved Final Settlement which, among other things, recognized certain increased expense levels and reductions to base rates and (2) all of the other updated post-1992 cost information that JCP&L had submitted in the proceeding should remain in the record, which the NJBPU will utilize after issuance of the ALJ's initial decision to establish a reasonable level of rates going forward.

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

       Hearings with respect to the stranded cost and unbundled rate filings have been completed. In September 1998, the ALJ issued a recommended decision containing the following major elements:

- The ALJ did not consider current cost levels as the basis for unbundling rates, but instead used 1992 costs. With the exception of JCP&L's investment in a new combustion turbine plant, the ALJ denied recovery of post-1992 rate case capital additions but recommended that the NJBPU reconsider these matters.

- The ALJ recommended that the Oyster Creek investment be recovered over a period of between four and eleven years, but once the plant is retired for ratemaking purposes, no return should be provided on the unamortized investment.

- The ALJ recommended that the 2.1% rate reduction implemented in April 1997 as part of JCP&L's Final Settlement should not be part of the 5-10% rate reduction mandated by the NJBPU's Final Report.

GPU, Inc. and Subsidiary Companies

-     The ALJ endorsed a market line higher than that proposed by JCP&L.

- The ALJ approved recovery of actual NUG costs through a NUG Transition Charge, over the lives of the contracts.

- The ALJ accepted JCP&L's proposal for recovery of nuclear decommissioning costs through a Societal Benefits Charge, but disallowed the inclusion of fossil decommissioning costs in the calculation of stranded costs.

- The ALJ accepted JCP&L's generation asset divestiture plan and the position that the net proceeds be applied to reduce other stranded costs.

       Evidentiary hearings before the NJBPU with respect to the separate restructuring filing were held jointly with the other New Jersey utilities, and briefs have been filed.

       In 1999, legislation to deregulate New Jersey's electricity market was enacted which generally provides for, among other things, the following:

- Customer choice of electric generation supplier for all consumers beginning no later than August 1, 1999;

- A 5% rate reduction for all customers beginning August 1, 1999, with another 5% rate reduction to be phased in over the next three years. The rate reduction must be maintained for one year after the end of the three year phase-in;

- The aggregation of electric generation service by a government or private aggregator;

-      The unbundling of customer bills;

-      The ability to recover stranded costs; and

-      The ability to securitize stranded costs.

       The NJBPU is expected to issue final decisions on JCP&L's stranded cost, unbundled rate and restructuring filings in the second quarter of 1999. There can be no assurance as to the outcome of these matters.

Federal Regulation

       In November 1997, the FERC issued an order to the PJM Power Pool which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective April 1, 1998. The implementation of a single-system rate is not expected to affect total transmission revenues. It would, however, increase the pricing for transmission service in Met-Ed and Penelec's service territories and reduce the pricing for transmission service in JCP&L's service territory.

       The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The Restructuring Orders for Met-Ed and Penelec provide for a transmission and distribution rate cap exception to recover the increase in the transmission rate from Met-Ed and Penelec's retail customers in the event the FERC denies the request for

GPU, Inc. and Subsidiary Companies

reconsideration of the single-system transmission rate. The FERC's ruling may also have an effect on JCP&L's distribution rates. There can be no assurance as to the outcome of this matter.

      Several  bills  have  been   introduced   in  Congress   providing  for  a
comprehensive restructuring of the electric utility industry. These bills proposed, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935 (PUHCA).

      The Clinton administration has announced a Comprehensive Electricity Competition Plan which proposes, among other things, customer choice by January 1, 2003, stranded cost recovery, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The plan does, however, allow states to opt out of the mandate if they believe consumers would be better served by an alternative policy. The administration's plan was submitted to Congress in June 1998 but was not acted on.

Nonutility Generation Agreements

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of December 31, 1998, facilities covered by these agreements having 1,687 MW (JCP&L 918 MW; Met-Ed 364 MW; Penelec 405 MW)of capacity were in service.

      In 1998, Met-Ed and Penelec paid developers a total of $25 million and $6.1 million, respectively, to buyout amended power purchase agreements. These buyout payments were approved for recovery as part of the PaPUC's Restructuring Orders.

      The 1998 PaPUC Restructuring Orders and the legislation in New Jersey provide for full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful. (See the Competition and the Changing Regulatory Environment section of Note 13 of the Notes to Consolidated Financial Statements.)

       The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA.

                      THE GPU ENERGY COMPANIES' SUPPLY PLAN

       Under traditional retail regulation, supply planning in the electric utility industry is directly related to projected sales growth in a utility's franchise service territory. In light of retail access legislation enacted in

GPU, Inc. and Subsidiary Companies

Pennsylvania and New Jersey, the extent to which competition will affect the GPU Energy companies' supply plan remains uncertain (see COMPETITIVE ENVIRONMENT AND RATE MATTERS). As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who do not choose a competitive supplier and continue to receive energy supplied by the GPU Energy companies and whom the GPU Energy companies continue to have an obligation to serve.

      The GPU Energy companies' capacity (in megawatts) and sources of energy (in gigawatt-hours) for 1998 are as follows:

                                           Capacity            Sources of Energy
                                        MW         %              GWH         %
                                        --         -              ---         -
Coal                                   3,024      27            19,675        38
Nuclear                                1,405      13            11,358        22
Gas, hydro & oil                       2,322      21               888         2
Nonutility generation                  1,687      15            10,952        21
Utility contracts                      2,638      24             5,177        10
Spot market & interchange purchases      -         -             3,605         7
                                      ------     ---            ------       ---
    Total                             11,076     100            51,655       100
                                      ======     ===            ======       ===

      After the sale of the GPU Energy companies' generation facilities has been completed, GPU will have 819 MW of capacity and related energy from Oyster Creek and Yards Creek remaining to meet customer needs. The GPU Energy companies also have contracts with NUG facilities totaling 1,687 MW (JCP&L 918 MW; Met-Ed 364 MW; Penelec 405 MW)and JCP&L has agreements with other utilities to provide for up to 629 MW of capacity and related energy (see Note 13, COMMITMENTS AND CONTINGENCIES). The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) for two years and the capacity of the generating stations purchased by Sithe (4,117 MW) for three years, from the dates of sale. The GPU Energy companies' remaining capacity and energy needs will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. Management is in the process of identifying and addressing the GPU Energy companies' future capacity and energy needs, and the impact of customer shopping and changes in demand (see the Managing the Transition section of COMPETITIVE ENVIRONMENT AND RATE MATTERS).

Provider of Last Resort

      Under the PaPUC Restructuring Orders, Met-Ed and Penelec customers may shop for their generation supplier beginning January 1, 1999. A PaPUC approved competitive bid process will assign provider of last resort (PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002, and 80% on June 1, 2003, to licensed generation suppliers referred to as Competitive Default Service (CDS). If no qualified bids for CDS are received at or below their generation rate caps, Met-Ed and Penelec will continue to provide PLR service at the rate cap levels until 2010 unless modified by the PaPUC. Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than

GPU, Inc. and Subsidiary Companies

Met-Ed and Penelec's rate cap. The restructuring legislation enacted in New Jersey requires that JCP&L be the PLR for at least three years starting with the implementation of customer choice on August 1, 1999. JCP&L is entitled to recover reasonable and prudently incurred costs for PLR services. Within the three-year period, the NJBPU is to determine whether to make PLR services available on a competitive basis.


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

      GPU records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1998, the GPU Energy companies have liabilities recorded on their balance sheets for environmental remediation totaling $90 million (JCP&L $58 million; Met-Ed $5 million; Penelec $27 million).

      In 1998, the GPU Energy companies made capital expenditures of approximately $10 million (JCP&L $1 million; Met-Ed $5 million; Penelec $4 million)related to environmental compliance and have budgeted approximately $3 million (Met-Ed $2 million; Penelec $1 million)for this purpose in 1999. The incremental annual operating and maintenance costs for equipment related to environmental compliance is not expected to be material. Moreover, following the completion of the sale of their generating facilities, the GPU Energy companies will no longer be subject to environmental requirements for the ownership, operation or maintenance of these facilities.

      For more information, see the Environmental Matters section of Note 13 of the Notes to Consolidated Financial Statements.


                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS

      In 1996, a U.S. District Court granted a motion for summary judgment, filed by GPU, Inc. and the GPU Energy companies, dismissing all of the 2,100 pending claims for alleged personal injury and punitive damages filed as a result of the TMI-2 accident in March 1979. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation. For more information, see the Nuclear Facilities section of Note 13 of the Notes to Consolidated Financial Statements.

GPU, Inc. and Subsidiary Companies

                               ACCOUNTING MATTERS

       Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In response to these concerns, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF Issue 97-4) concluded in June 1997 that utilities are no longer subject to FAS 71, for the relevant portion of their business, when they know details of their individual transition plans to a competitive electric generation marketplace. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

       In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders which, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 and EITF Issue 97-4 for its electric generation operations no later than its receipt of NJBPU approval of its restructuring plans, which is expected in the second quarter of 1999.

      In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment tests performed by the GPU Energy companies on the December 31, 1998 net book value of their generation facilities determined that the net investment in TMI-1 was impaired, resulting in a write-down of $518 million (pre-tax) (JCP&L $134 million; Met-Ed $257 million; Penelec $127 million)to reflect TMI-1's fair market value. Of the amount written down for TMI-1, $508 million (JCP&L $134 million; Met-Ed $255 million; Penelec $119 million)was re-established as a regulatory asset since management believes it is probable of recovery in the restructuring process and $10 million (Met-Ed $2 million; Penelec $8 million) (the FERC jurisdictional portion) was charged to expense as an extraordinary item.

       In 1998, Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. To comply with this statement, GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and

GPU, Inc. and Subsidiary Companies

designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU expects to adopt FAS 133 in the first quarter of 2000 and is in the process of evaluating the impact of this statement.

       In 1998, the FASB's EITF issued guidance on accounting for energy contracts in EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 addresses whether certain types of contracts for the sale and purchase of energy commodities should be marked to market or accounted for under accrual accounting. The adoption of EITF Issue 98-10 in the first quarter of 1999 is not expected to have a material impact on GPU's financial position or results of operations.

       In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 in the first quarter of 1999 is not expected to have a material impact on GPU's financial position or results of operations.

       Also, in 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 in the first quarter of 1999 is not expected to have a material impact on GPU's financial position or results of operations.

GPU, Inc. and Subsidiary Companies


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of GPU, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of GPU, Inc. and Subsidiary Companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP


New York, New York
February 3, 1999

GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                        (In Thousands)
December 31,                                                     1998                 1997
------------                                                     ----                 ----

ASSETS
Utility Plant:
  Transmission, distribution and general plant               $ 7,579,455           $7,248,612
  Generation plant                                             3,445,984            3,902,065
                                                               ---------            ---------
      Utility plant in service                                11,025,439           11,150,677
  Accumulated depreciation                                    (4,460,341)          (4,050,165)
                                                              ----------           ----------
      Net utility plant in service                             6,565,098            7,100,512
  Construction work in progress                                   94,005              250,050
  Other, net                                                     145,792              159,009
                                                                 -------              -------
      Net utility plant                                        6,804,895            7,509,571
                                                               ---------            ---------

Other Property and Investments:
  GPUI Group equity investments (Note 14)                        682,125              596,679
  Goodwill, net (Note 6)                                         545,262              581,364
  Nuclear decommissioning trusts, at market (Note 13)            716,274              579,673
  Nuclear fuel disposal trust, at market                         116,871              108,652
  Other, net                                                     239,411              252,335
                                                                 -------              -------
      Total other property and investments                     2,299,943            2,118,703
                                                               ---------            ---------

Current Assets:
  Cash and temporary cash investments                             72,755               85,099
  Special deposits                                                62,673               27,093
  Accounts receivable:
    Customers, net                                               286,278              290,247
    Other                                                        126,088              104,441
  Unbilled revenues                                              144,076              147,162
  Materials and supplies, at average cost or less:
    Construction and maintenance                                 155,827              187,799
    Fuel                                                          42,697               40,424
  Investments held for sale                                       48,473              106,317
  Deferred income taxes (Note 8)                                  47,521               83,962
  Prepayments                                                     76,021               55,613
  Other                                                                -                1,023
                                                                                        -----
      Total current assets                                     1,062,409            1,129,180
                                                               ---------            ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 5 & 13)
    Competitive transition charge                              1,023,815                    -
    Other regulatory assets, net                               2,882,413            1,547,478
  Deferred income taxes (Note 8)                               2,004,278              383,169
  Other                                                          210,356              134,833
                                                                 -------              -------
      Total deferred debits and other assets                   6,120,862            2,065,480
                                                               ---------            ---------


      Total Assets                                           $16,288,109          $12,822,934
                                                             ===========          ===========





The accompanying notes are an integral part of the consolidated financial statements.







GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                                     (In Thousands)
December 31,                                                     1998                  1997
------------                                                     ----                  ----

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                               $   331,958             $314,458
  Capital surplus                                              1,011,310              755,040
  Retained earnings                                            2,230,425            2,140,712
  Accumulated other comprehensive income/(loss)                  (31,304)             (29,296)
                                                                 -------              -------
      Total                                                    3,542,389            3,180,914
  Reacquired common stock, at cost                               (77,741)             (80,984)
                                                                 -------              -------
      Total common stockholders' equity (Note 4)               3,464,648            3,099,930
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                                     86,500               91,500
    Without mandatory redemption                                  66,478               66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities (Note 4)                                330,000              330,000
  Long-term debt (Note 3)                                      3,825,584            4,325,972
                       -                                       ---------            ---------
      Total capitalization                                     7,773,210            7,913,880
                                                               ---------            ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)                   563,683              631,934
  Notes payable (Note 2)                                         368,607              353,214
  Obligations under capital leases (Note 12)                     126,480              138,919
  Accounts payable                                               394,815              413,791
  Taxes accrued                                                   92,339               48,304
  Interest accrued                                                81,931               83,947
  Deferred energy credits                                          2,411               25,645
  Other                                                          377,594              325,681
                                                                 -------              -------
      Total current liabilities                                2,007,860            2,021,435
                                                               ---------            ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                               3,044,947            1,566,131
  Unamortized investment tax credits                             114,308              123,162
  Three Mile Island Unit 2 future costs                          483,515              448,808
  Nonutility generation contract loss liability                1,803,820                    -
  Other                                                        1,060,449              749,518
                                                               ---------              -------
      Total deferred credits and other liabilities             6,507,039            2,887,619
                                                               ---------            ---------



Commitments and Contingencies (Note 13)



        Total Liabilities and Capitalization                 $16,288,109          $12,822,934
                                                              ==========           ==========





The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies
CONSOLIDATED STATEMENTS OF INCOME

                                                                             (In Thousands)
For The Years Ended December 31,                               1998                1997            1996
--------------------------------                               ----                ----            ----
Operating Revenues                                          $4,248,792        $4,143,379       $3,970,711
                                                            ----------        ----------       ----------

Operating Expenses:
  Fuel                                                         407,105           400,329          389,569
  Power purchased and interchanged                           1,122,841         1,046,906        1,005,630
  Deferral of energy and capacity costs, net                   (25,542)            6,043           19,788
  Other operation and maintenance                            1,106,913           993,739        1,114,854
  Depreciation and amortization                                522,094           467,714          407,672
  Taxes, other than income taxes                               219,302           357,913          355,283
                                                               -------           -------          -------
       Total operating expenses                              3,352,713         3,272,644        3,292,796
                                                             ---------         ---------        ---------

Operating Income Before Income Taxes                           896,079           870,735          677,915
  Income taxes (Note 8)                                        238,241           223,617          159,649
Operating Income                                               657,838           647,118          518,266

Other Income and Deductions:
  Allowance for other funds used during construction               916                75            2,249
  Equity in undistributed earnings/(losses)
   of affiliates (Note 6)                                       72,012           (27,100)          33,981
  Other income, net                                             48,366             5,585           23,490
  Income taxes (Note 8)                                         (1,848)           30,081           (7,070)
                                                                ------            ------           ------
       Total other income and deductions                       119,446             8,641           52,650
                                                               -------             -----           ------

Income Before Interest Charges and
 Preferred Dividends                                           777,284           655,759          570,916
                                                               -------           -------          -------

Interest Charges and Preferred Dividends:
  Long-term debt                                               318,396           246,935          213,544
  Subsidiary-obligated mandatorily
   redeemable preferred securities                              28,888            28,888           28,888
  Other interest                                                35,053            36,482           29,623
  Allowance for borrowed funds used
   during construction                                          (4,348)           (5,508)          (8,423)
  Preferred stock dividends of subsidiaries, net of
   gain on reacquisition of $9,288 in 1996                      11,243            12,524            6,231
                            ------    ----                      ------            ------            -----
       Total interest charges and preferred dividends          389,232           319,321          269,863
                                                               -------           -------          -------

Minority interest net income                                     2,171             1,337            2,701
                                                                 -----             -----            -----

Income Before Extraordinary Item                               385,881           335,101          298,352
  Extraordinary item (net of income tax
   benefit of $16,300) (Note 5)                                (25,755)                -                -
                                                               -------          --------          -------
Net Income                                                  $  360,126        $  335,101       $  298,352
                                                            ==========        ==========       ==========
Basic-  Earnings Per Average Common Share
          Before Extraordinary Item                         $     3.03        $     2.78       $     2.48
        Extraordinary Item                                       (0.20)              -                  -
                                                                 -----           -------          -------
        Earnings Per Average Common Share                   $     2.83        $     2.78       $     2.48
                                                            ==========        ==========       ==========
        Average Common Shares Outstanding (In Thousands)       127,093           120,722          120,513
                                                               -------           -------          -------

Diluted-Earnings Per Average Common Share
          Before Extraordinary Item                         $     3.03        $     2.77       $     2.47
        Extraordinary Item                                       (0.20)                -                -
                                                                 -----            ------          -------
        Earnings Per Average Common Share                   $     2.83        $     2.77       $     2.47
                                                            ==========        ==========       ==========
        Average Common Shares Outstanding (In Thousands)       127,312           121,002          120,751
                                                               =======           =======          =======

Cash Dividends Paid Per Share                               $    2.045        $    1.985       $    1.925
                                                            ==========        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         (In Thousands)
For The Years Ended December 31,                              1998                1997            1996
--------------------------------                              ----                ----            ----

Net income                                                  $360,126            $335,101         $298,352
                                                            --------            --------         --------
Other comprehensive income/(loss), net of tax: (Note 4)
   Net unrealized gain on investments                          8,987               6,374              704
   Foreign currency translation                               (9,461)            (48,929)           3,054
   Minimum pension liability                                  (1,534)             (1,495)          (2,175)
                                                              ------              ------           ------
      Total other comprehensive income/(loss)                 (2,008)            (44,050)           1,583
                                                              ------             -------            -----
Comprehensive income                                        $358,118            $291,051          $299,935
                                                            ========            ========          ========








GPU, Inc. and Subsidiary Companies
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                            (In Thousands)
For The Years Ended December 31,                             1998                1997               1996
--------------------------------                             ----                ----               ----
Balance at beginning of year                              $2,140,712          $2,054,222       $1,991,599
  Net income                                                 360,126             335,101          298,352
  Cash dividends declared on common stock                   (263,561)           (241,517)        (235,731)
  Other adjustments, net                                      (6,852)             (7,094)               2
                                                              ------              ------                -
Balance at end of year                                    $2,230,425          $2,140,712       $2,054,222
                                                          ==========          ==========       ==========




















The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (In Thousands)
For The Years Ended December 31,                             1998              1997                1996
--------------------------------                             ----              ----                ----
Operating Activities:
  Net income                                              $  360,126          $  335,101       $  298,352
  Extraordinary item (net of income tax
    benefit of $16,300)                                       25,755                   -                -
                                                              ------               -----           ------
  Income before extraordinary item                           385,881             335,101          298,352
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                            552,795             487,962          422,506
    Amortization of property under capital leases             49,913              50,108           55,642
    PaPUC restructuring rate orders                           68,500                 -                  -
    Gain on sale of investments                              (43,548)                -                  -
    Equity in undistributed (earnings)/losses
      of affiliates, net of distributions received           (44,621)             69,862          (23,994)
    Voluntary enhanced retirement programs                       -                   -            122,739
    Nuclear outage maintenance costs, net                      3,105               2,374           (6,078)
    Deferred income taxes and investment tax
      credits, net                                          (165,860)            (29,248)          57,144
    Deferred energy and capacity costs, net                  (24,482)              8,193           19,719
    Allowance for other funds used during
      construction                                              (916)                (75)          (2,249)
  Changes in working capital:
    Receivables                                               91,285             (76,178)           2,893
    Materials and supplies                                       704               4,803            6,604
    Special deposits and prepayments                         (18,514)             28,371          (36,294)
    Payables and accrued liabilities                         (18,645)             49,025         (103,221)
  Nonutility generation contract buyout costs                (54,018)            (56,550)        (120,018)
  Other, net                                                  15,597             (29,485)         (41,089)
                                                              ------             -------          -------
       Net cash provided by operating activities             797,176             844,263          652,656
                                                             -------             -------          -------
Investing Activities:
  Capital expenditures and investments:
    GPU Energy companies                                    (328,452)           (356,416)        (403,880)
    GPUI Group                                              (139,771)         (1,912,221)        (573,587)
  Proceeds from sale of investments                          160,244                 -                  -
  Contributions to decommissioning trusts                    (51,039)            (40,283)         (40,324)
  Other, net                                                 (37,876)             34,500          (26,238)
                                                             -------              ------          -------
       Net cash used for investing activities               (396,894)         (2,274,420)      (1,044,029)
                                                            --------          ----------       ----------

Financing Activities:
  Issuance of long-term debt                                 749,724           1,893,219          743,596
  Increase/(Decrease) in notes payable, net                  (62,292)             87,667          141,657
  Retirement of long-term debt                            (1,036,110)           (184,015)        (150,763)
  Capital lease principal payments                           (50,663)            (49,560)         (56,217)
  Termination of interest rate swap agreements                (4,310)                -                  -
  Issuance of common stock                                   269,448                 -                  -
  Redemption of preferred stock of subsidiaries              (15,000)            (20,000)         (42,347)
  Dividends paid on common stock                            (258,058)           (239,597)        (231,956)
                                                            --------            --------         --------
       Net cash provided/(required)
         by financing activities                            (407,261)          1,487,714          403,970
                                                            --------           ---------          -------

Effect of exchange rate changes on cash                       (5,365)             (4,062)             585
                                                              ------              ------              ---

Net increase/(decrease) in cash and temporary cash
  investments from above activities                          (12,344)             53,495           13,182
Cash and temporary cash investments, beginning of year        85,099              31,604           18,422
                                                              ------              ------           ------
Cash and temporary cash investments, end of year          $   72,755          $   85,099       $   31,604
                                                          ==========          ==========       ==========


Supplemental Disclosure:
  Interest and preferred dividends paid                   $  370,303          $  307,064       $  281,057
                                                          ==========          ==========       ==========
  Income taxes paid                                       $  333,994          $  229,373       $  153,599
                                                          ==========          ==========       ==========
  New capital lease obligations incurred                  $   37,793          $   41,898       $   34,826
                                                          ==========          ==========       ==========
  Common stock dividends declared but not paid            $   65,917          $   60,414       $   58,493
                                                          ==========          ==========       ==========


The accompanying notes are an integral part of the consolidated financial statement


GPU, Inc. and Subsidiary Companies


               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935. GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). The "GPUI Group," as referred to in this report, develops, owns, operates and funds the acquisition of generation, transmission and distribution facilities worldwide through GPU International, Inc., GPU Power, Inc., GPU Capital, Inc. and GPU Electric, Inc., a subsidiary of GPU Capital, Inc. (Effective January 1, 1999, GPU International, Inc. and GPU Power, Inc., will develop, own, operate and fund the acquisition of generation facilities worldwide and will be referred to as the "GPUI Group." GPU Capital, Inc. and GPU Electric, Inc., will develop, own, operate and fund the acquisition of transmission and distribution systems outside the United States and will be referred to as "GPU Electric".) Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


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

                               SYSTEM OF ACCOUNTS

      Certain reclassifications of prior years' data have been made to conform with the current presentation. The GPU Energy companies' accounting records are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by the Pennsylvania Public Utility Commission (PaPUC) and the New Jersey Board of Public Utilities (NJBPU). GPU's accounting records also comply with the Securities and Exchange Commission's (SEC) rules and regulations.

GPU, Inc. and Subsidiary Companies

                                  CONSOLIDATION

      The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. GPU consolidates the accounts of its wholly-owned subsidiaries and any affiliates in which it has a controlling financial interest (generally evidenced by a greater than 50% ownership interest). GPU also uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence. (For further information, see
Note 14, GPUI Group Equity Investments.)

                              REGULATORY ACCOUNTING

      Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. The GPU Energy companies currently account for Met-Ed and Penelec's transmission and distribution operations as well as all of JCP&L's operations in accordance with FAS 71. In accordance with the provisions of FAS 71, the GPU Energy companies have deferred certain costs pursuant to actions of the NJBPU and PaPUC, and are recovering or expect to recover such costs in regulated rates charged to customers. Regulatory assets and liabilities are reflected net in the Deferred Debits and Other Assets section of the Consolidated Balance Sheets. (For further information about regulatory assets and liabilities, see Note 13, Commitments and Contingencies.)

      With the receipt of PaPUC Restructuring Orders in 1998, GPU determined that Met-Ed and Penelec's electric generation operations no longer met the criteria for the continued application of FAS 71, and therefore adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" and Emerging Issues Task Force (EITF) Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71 "Accounting for the Effects of Certain Types of Regulation" and No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," for that portion of its business. JCP&L's generation operations will continue to be accounted for under the provisions of FAS 71 until no later than its receipt of NJBPU approval of its restructuring plans.

                              CURRENCY TRANSLATION

      In accordance with Statement of Financial Accounting Standards No. 52 (FAS
52), "Foreign Currency Translation," balance sheet accounts of foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income statement accounts are translated at the average month-end exchange rates for the relevant period. The resulting translation adjustments are included in Accumulated other comprehensive income/(loss), net of deferred taxes, on the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are included in Net Income.

GPU, Inc. and Subsidiary Companies

                                    REVENUES

      GPU recognizes electric operating revenues for services rendered to the end of the relevant accounting period. The GPU Energy companies' electric operating revenues also include an estimate for unbilled revenues.

                              DEFERRED ENERGY COSTS

      JCP&L recovers its energy-related costs through a Levelized Energy Adjustment Clause (LEAC), and defers any differences between actual energy costs and amounts recovered from customers through rates. Similarly, through December 31, 1996, Met-Ed and Penelec recovered their energy costs through an Energy Cost Rate (ECR), and deferred any differences between actual energy costs and amounts recovered through rates. As a result of legislative and regulatory actions, effective January 1, 1997, Met-Ed and Penelec ceased deferred energy accounting, except for incremental nonutility generation (NUG) costs which are included in Competitive Transition Charge and Other regulatory assets, net on the
Consolidated Balance Sheets. For further information, see Competitive Environment and Rate Matters section, Management's Discussion and Analysis.

                                  UTILITY PLANT

      At December 31, 1998, Met-Ed and Penelec's generation plant is valued at the lower of cost or market. During 1998, the GPU Energy companies' investment in Three Mile Island Unit 1 (TMI-1) was written down to its market value. All other utility plant and additions are valued at original cost.

                                  DEPRECIATION

      GPU provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes. These rates, on an aggregate composite basis, were as follows:

                       GPU           JCP&L         Met-Ed        Penelec
                       ---           -----         ------        -------
      1998             3.43%         3.65%         3.53%          3.25%
      1997             3.34%         3.60%         3.39%          3.08%
      1996             3.31%         3.58%         3.27%          2.82%

              ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

      The FERC Uniform System of Accounts defines AFUDC as "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." The GPU Energy companies record AFUDC as a charge to their regulated construction work in progress, and the equivalent credits to interest charges for the pre-tax cost of borrowed funds and to other income for the allowance for other funds. While AFUDC results in an increase in utility plant and represents current earnings, it is realized in cash through depreciation or amortization allowances only when the related plant is recognized in rates. On an aggregate composite basis, the annual rates utilized by the GPU Energy companies were as follows:

GPU, Inc. and Subsidiary Companies

                        GPU           JCP&L         Met-Ed        Penelec
                        ---           -----         ------        -------
      1998              6.74%         7.50%         6.49%          6.08%
      1997              6.38%         6.48%         6.12%          6.41%
      1996              6.79%         6.88%         8.11%          6.15%

In 1998, Met-Ed and Penelec ceased accruing AFUDC for their electric generation construction work in progress, and adopted Statement of Financial Accounting Standards No. 34 (FAS 34), "Capitalizing Interest Costs."


                              AMORTIZATION POLICIES

Accounting for TMI-2 and Forked River Investments:

      At December 31, 1998, $66 million is included in Other regulatory assets, net on the Consolidated Balance Sheets for JCP&L's investment in Three Mile Island Unit 2 (TMI-2). JCP&L is collecting annual revenues for the amortization of TMI-2 of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their TMI-2 investment attributable to retail customers. At December 31, 1998, $62 million is included in Other regulatory assets, net on the Consolidated Balance Sheets for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by the year 2006. Because JCP&L has not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values.

Nuclear Fuel:

      The GPU Energy companies amortize nuclear fuel on a unit-of-production basis. Rates are determined and periodically revised to amortize the cost of the fuel over its useful life.

      At December 31, 1998 and 1997, the liability of the GPU Energy companies for future contributions to the Federal Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government amounted to $28 million (JCP&L $18 million; Met-Ed $7 million; Penelec $3 million) and $31 million (JCP&L $20 million; Met-Ed $7 million; Penelec $4 million), respectively, and was primarily reflected in Deferred Credits and Other Liabilities-Other. Annual contributions, which began in 1993, are being made over a 15-year period and are being recovered from customers. At December 31, 1998 and 1997, $29 million (JCP&L $18 million; Met-Ed $7 million; Penelec $4 million) and $33 million (JCP&L $21 million; Met-Ed $8 million; Penelec $4 million), respectively, was recorded on the Consolidated Balance Sheets in Other regulatory assets, net.

Intangibles:

      The GPUI Group records goodwill for any amount paid over the fair value of net tangible assets it acquires, and other intangible assets for the right to perform management services. As of December 31, 1998 and 1997, the GPUI Group had goodwill and other intangibles, net of accumulated amortization, of approximately $545 million and $581 million, respectively. Goodwill and other

GPU, Inc. and Subsidiary Companies

intangibles are amortized on a straight-line basis over periods not exceeding 40 years. Amortization expense, in the aggregate, amounted to $14 million and $2.8 million for the years ended December 31, 1998 and 1997, respectively. The GPUI Group periodically reviews undiscounted projections of future cash flows from operations to assess any potential intangible impairment. An impairment would be recorded based upon discounted projected cash flows.

      A discussion of the goodwill related to the purchase of PowerNet Victoria (PowerNet), and other acquisitions is included in Note 6, Acquisitions and Note 14, GPUI Group Equity Investments.


                        NUCLEAR OUTAGE MAINTENANCE COSTS

      The GPU Energy companies accrue incremental nuclear outage maintenance costs anticipated to be incurred during scheduled nuclear plant refueling outages to provide a proper matching of revenues to expenses.


                            NUCLEAR FUEL DISPOSAL FEE

      The GPU Energy companies are providing for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982. The GPU Energy companies entered into contracts in 1983 with the U.S. Department of Energy (DOE) for the disposal of spent nuclear fuel. The total liability under these contracts, including interest, at December 31, 1998, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $189 million (JCP&L $141 million; Met-Ed $32 million; Penelec $16 million), and is reflected in Deferred Credits and Other Liabilities - Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, JCP&L has reflected such excess of $21 million at December 31, 1998 in Regulatory assets, net. The rates presently charged to customers provide for the collection of these costs, plus interest, over remaining periods of eight years for JCP&L and Met-Ed.

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

GPU, Inc. and Subsidiary Companies


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


                            STATEMENTS OF CASH FLOWS

      For the purpose of the consolidated statements of cash flows, temporary investments include all unrestricted liquid assets, such as cash deposits and debt securities, with maturities generally of three months or less. Cash flows are reported using the U.S. dollar equivalent of the functional currencies in effect at the time of the cash transaction. The effect of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item on the Consolidated Statements of Cash Flows.

GPU, Inc. and Subsidiary Companies
2.    SHORT-TERM BORROWING ARRANGEMENTS

      At December 31, 1998 and 1997, GPU had short-term notes outstanding as follows:
                                                             1998                            1997
                                                             ----                            ----
                                                 Balance          Weighted        Balance           Weighted
Company                Facility                 Outstanding       Avg. Rate       Outstanding      Avg. Rate
-------                --------                 -----------       ---------       -----------      ---------
                                               (in millions)                    (in millions)
GPU, Inc.         Bank Lines of Credit               $ 69             7.0%             $ 92             6.6%

JCP&L             Bank Lines of Credit                 53             6.3                96             6.5
                  Commercial Paper                     69             6.2                19             6.5

Met-Ed            Bank Lines of Credit                 17             6.1                49             6.7
                  Commercial Paper                     63             6.4                18             6.9

Penelec           Bank Lines of Credit                 32             5.9                61             6.7
                  Commercial Paper                     54             6.1                17             6.9

GPUI              Bank Lines of Credit                 12             6.2                 1             6.2
                                                      ---             ---               ---             ---

                  Total                              $369             6.4%             $353             6.6%
                                                      ===             ===               ===              ===

      GPU has $1.8 billion of committed credit facilities, which include various committed lines of credit totaling $207 million, an unsecured $250 million Revolving Credit Agreement, and three other Credit Agreements, discussed below, which are guaranteed by GPU, Inc.

      GPU Capital has entered into a $1 billion 364-day senior revolving credit facility to support the issuance of commercial paper. GPU Capital is the largest of three issuers ($1 billion) in a $1.45 billion commercial paper program. The other issuers are GPU Australia Holdings, Inc. ($350 million) and GPU, Inc. which has requested SEC authorization to issue and sell up to $100 million under this program. GPU Capital, along with GPU Australia Holdings, will use the proceeds from the sale of commercial paper to finance up to $1.35 billion of investments in foreign utility companies (FUCOs) and exempt wholesale generating companies (EWGs). The facility fee of .15 of 1% on the GPU Capital credit facility is based on GPU's current senior debt ratings and is payable annually. A separate $360 million credit facility serves as the backstop for the GPU Australia Holdings commercial paper program. The associated annual fee is .15 of 1%.

      GPU International has a separate Credit Agreement providing for borrowings through December 1999 of up to $30 million outstanding at any time. Up to $15 million may be utilized to provide letters of credit. An annual facility fee ranging from .085% to .4% on the total amount of the Credit Agreement and a letter of credit fee ranging from .265% to 1.6% on the outstanding letters of credit are payable by GPU International.

      The Revolving Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks is subject to various covenants. The agreement expires May 6, 2001. A facility fee of .125 of 1% is payable annually. Borrowing rates and the facility fee are based on the long-term debt ratings of GPU, Inc. and the GPU Energy companies.

GPU, Inc. and Subsidiary Companies
3.   LONG-TERM DEBT

     At December 31, 1998 and 1997, long-term debt outstanding was as follows:

                                 (in thousands)
GPU, Inc. and Subsidiary Companies

                                                            1998                  1997
                                                            ----                  ----
First Mortgage Bonds (GPU Energy companies)(a)           $2,417,810            $2,447,810
Amounts due within one year                                 (80,000)              (30,000)
Unamortized net discount                                     (3,039)               (3,284)
                                                          ---------             ---------

         Total                                            2,334,771             2,414,526

Other long-term debt:
  GPUI Group (excludes amounts due within one year
    of $481,135 for 1998 and $589,390 for 1997)           1,456,713             1,877,300
  Other (excludes amounts due within one year
    of $48 for 1998 and $44 for 1997)                        34,100                34,146
                                                          ---------             ---------

         Total long-term debt                            $3,825,584            $4,325,972
                                                          =========             =========


                                 (in thousands)

JCP&L

First Mortgage Bonds - Series as noted (a):
                                                             1998                  1997
                                                             ----                  ----

                    6.04%  due 2000                      $   40,000            $   40,000
                    6.45%  due 2001                          40,000                40,000
                    9%     due 2002                          50,000                50,000
                    6 3/8% due 2003                         150,000               150,000
                    7 1/8% due 2004                         160,000               160,000
                    6.78%  due 2005                          50,000                50,000
                    8 1/4% due 2006                          50,000                50,000
                    6.85%  due 2006                          40,000                40,000
                    7.90%  due 2007                          40,000                40,000
                    7 1/8% due 2009                           6,300                 6,300
                    7.10%  due 2015                          12,200                12,200
                    9.20%  due 2021                          50,000                50,000
                    8.55%  due 2022                          30,000                30,000
                    8.82%  due 2022                          12,000                12,000
                    8.85%  due 2022                          38,000                38,000
                    8.32%  due 2022                          40,000                40,000
                    7.98%  due 2023                          40,000                40,000
                    7 1/2% due 2023                         125,000               125,000
                    8.45%  due 2025                          50,000                50,000
                    6 3/4% due 2025                         150,000               150,000
                                                          ---------             ---------
                         Subtotal                         1,173,500             1,173,500
Amounts due within one year                                     -                     -
Unamortized net discount                                     (2,992)               (3,233)
                                                          ---------             ---------
         Total                                            1,170,508             1,170,267

Other long-term debt
  (excludes amounts due within one year
    of $12 for 1998 and $11 for 1997)                         3,024                 3,037
                                                          ---------             ---------
         Total long-term debt                            $1,173,532            $1,173,304
                                                          =========             =========



GPU, Inc. and Subsidiary Companies

                                 (in thousands)

Met-Ed
First Mortgage Bonds - Series as noted (a):
                                                            1998                  1997
                                                            ----                  ----

                    7.05%  due 1999                      $  30,000             $  30,000
                    6.2%   due 2000                         30,000                30,000
                    9.48%  due 2000                         20,000                20,000
                    8.05%  due 2002                         30,000                30,000
                    6.6%   due 2003                         20,000                20,000
                    7.22%  due 2003                         40,000                40,000
                    9.1%   due 2003                         30,000                30,000
                    6.34%  due 2004                         40,000                40,000
                    6.77%  due 2005                         30,000                30,000
                    7.35%  due 2005                         20,000                20,000
                    6.36%  due 2006                         17,000                17,000
                    6.40%  due 2006                         33,000                33,000
                    6.00%  due 2008                          8,700                 8,700
                    6.1%   due 2021                         28,500                28,500
                    8.6%   due 2022                         30,000                30,000
                    8.8%   due 2022                         30,000                30,000
                    6.97%  due 2023                         30,000                30,000
                    7.65%  due 2023                         30,000                30,000
                    8.15%  due 2023                         60,000                60,000
                    5.95%  due 2027                         13,690                13,690
                                                           -------               --------

                        Subtotal                           570,890               570,890
Amounts due within one year                                (30,000)                  -
Unamortized net discount                                       (35)                  (39)
                                                           -------               -------

         Total                                             540,855               570,851

Other long-term debt
  (excludes amounts due within one year
    of $24 for 1998 and $22 for 1997)                        6,049                 6,073
                                                           -------               -------

         Total long-term debt                            $ 546,904             $ 576,924
                                                           =======               =======


GPU, Inc. and Subsidiary Companies

                                 (in thousands)

Penelec
First Mortgage Bonds - Series as noted (a):
                                                            1998                  1997
                                                            ----                  ----

                    7 7/8% due 1998                       $    -               $  30,000
                    5.99%  due 1999                         50,000                50,000
                    6.15%  due 2000                         30,000                30,000
                    6.8%   due 2001                         20,000                20,000
                    8.70%  due 2001                         30,000                30,000
                    7.40%  due 2002                         10,000                10,000
                    7.43%  due 2002                         30,000                30,000
                    7.92%  due 2002                         10,000                10,000
                    7.40%  due 2003                         10,000                10,000
                    6.60%  due 2003                         30,000                30,000
                    7.02%  due 2003                         20,000                20,000
                    7.48%  due 2004                         40,000                40,000
                    6.10%  due 2004                         30,000                30,000
                    6.7%   due 2005                         30,000                30,000
                    6.35%  due 2006                         40,000                40,000
                    8.05%  due 2006                         10,000                10,000
                    6 1/8% due 2007                          4,110                 4,110
                    6.55%  due 2009                         50,000                50,000
                    5.35%  due 2010                         12,310                12,310
                    5.35%  due 2010                         12,000                12,000
                    5.80%  due 2020                         20,000                20,000
                    8.33%  due 2022                         20,000                20,000
                    7.49%  due 2023                         30,000                30,000
                    8.38%  due 2024                         40,000                40,000
                    8.61%  due 2025                         30,000                30,000
                    7.53%  due 2025                         40,000                40,000
                    6.05%  due 2025                         25,000                25,000
                                                           -------               -------

                        Subtotal                           673,420               703,420
Amounts due within one year                                (50,000)              (30,000)
Unamortized net discount                                       (11)                  (12)
                                                           -------               -------

         Total                                             623,409               673,408

Other long-term debt
  (excludes amounts due within one year
    of $12 for 1998 and $11 for 1997)                        3,025                 3,036
                                                           -------               -------

         Total long-term debt                            $ 626,434             $ 676,444
                                                           =======               =======

(a) Substantially all of the utility plant owned by the GPU Energy companies is subject to the lien of their respective mortgages.







GPU, Inc. and Subsidiary Companies

      For the years 1999, 2000, 2001, 2002 and 2003 GPU has long-term debt maturities for first mortgage bonds and other long-term debt as follows:

                                                              (in millions)
Company                    1999             2000              2001              2002             2003
-------                    ----             ----              ----              ----             ----
JCP&L                      $  -             $ 40              $ 40              $ 50             $150
Met-Ed                       30               50                 0                30               90
Penelec                      50               30                50                50               60
GPUI Group                  481              535                93               535                2
GPUS                          -                -                22                -                 -
                            ---              ---               ---              ---               ---
  Total                    $561             $655              $205              $665             $302
                            ===              ---               ===               ===              ===

      The estimated fair value of GPU's long-term debt, including amounts due within one year, as of December 31, 1998 and 1997 was as follows:




                                                               (in thousands)
                                                               --------------

                                                1998                                   1997
                                                   ----                                   ----
                                        Carrying             Fair             Carrying         Fair
                                         Amount              Value             Amount          Value
                                         ------              -----             ------          -----
JCP&L                                 $1,173,544        $1,245,141        $1,173,315       $1,231,766
Met-Ed                                   576,928           613,573           576,946          607,336
Penelec                                  676,447           718,405           706,455          736,031
GPUI Group                             1,937,847         1,855,836         2,466,690        2,467,286
GPUS                                      22,000            22,000            22,000           22,000
                                       ---------         ---------         ---------        ---------
  Total                               $4,386,766        $4,454,955        $4,945,406       $5,064,419
                                       =========         =========         =========        =========


      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to GPU for debt of the same remaining maturities and credit qualities. At December 31, 1998, the GPUI Group had long-term debt outstanding of $1.9 billion, of which approximately $723 million was guaranteed by GPU, Inc. The guaranteed amount consisted of the following: $350 million under a five-year U.S. bank credit agreement used to partially fund GPU Electric's acquisition of PowerNet (see
Note 6); and 225 million British pounds (approximately U.S. $373 million at December 31, 1998) under a bank term loan facility used to fund GPU Electric's investment in Midlands.

GPU, Inc. and Subsidiary Companies

4. STOCKHOLDERS' EQUITY

                                  COMMON EQUITY
Common Stock:

GPU, Inc.

        The following table presents information relating to the common stock ($2.50 par value) of GPU, Inc.:

                                  1998                  1997            1996
                                  ----                  ----            ----
Authorized shares              350,000,000          350,000,000    350,000,000
Issued shares                  132,783,338          125,783,338    125,783,338
Reacquired shares                4,787,657            4,950,727      5,172,201
Outstanding shares             127,995,681          120,832,611    120,611,137
Outstanding restricted units       307,773              248,883        258,705

      In 1998, GPU, Inc. sold seven million shares of common stock. The net proceeds of $269 million were used primarily to reduce indebtedness associated with the PowerNet and Midlands acquisitions, and the balance was used for other corporate purposes. In 1998, 1997 and 1996, capital surplus was credited $4.3 million, $3 million and $3 million, respectively, for shares issued pursuant to GPU, Inc.'s Dividend Reinvestment Plan. Also in 1998, capital surplus was credited $252 million, net related to the issuance of common stock.

      In 1997, GPU adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share," which requires a dual presentation of earnings per share for companies that have common stock equivalents. GPU's basic and diluted earnings per share are not materially different.

      Pursuant to the 1990 Stock Plan, awards may be granted in the form of incentive stock options, nonqualified stock options, restricted shares of common stock and restricted units. In 1998, 1997 and 1996, GPU, Inc. issued restricted units to officers representing rights to receive shares of common stock, on a one-for-one basis, at the end of the restriction period. The number of shares eventually issued will depend upon the degree that GPU's performance goals have been met for the restriction period and could range from 0% to 200% of the originally awarded units. In 1998, GPU, Inc. granted stock options to its officers to purchase 305,950 and 30,000 shares at $36.625 per share and $44.25 per share, respectively. All options have an exercise price equal to the fair market value of GPU, Inc. common stock on the grant date. Options are exercisable in accordance with the terms set forth in the 1990 Stock Plan. In 1998, no options were exercised. In 1998 and 1997, pursuant to the Deferred Stock Unit Plan for Outside Directors, restricted units were issued to outside directors representing rights to receive shares of GPU, Inc. common stock, on a one-for-one basis. All restricted units are considered common stock equivalents and, accordingly, are reflected in the computation of diluted earnings per share shown on the Consolidated Income Statements. The restricted units accrue dividend equivalents on a quarterly basis, which are reinvested in additional equivalent units. In 1998, 1997 and 1996, outside directors were awarded 53,260, 64,941 and 63,206 restricted units, respectively. In 1998, 1997 and 1996, GPU, Inc. issued a total of 20,611, 54,491 and 37,253 shares of common stock, respectively, from previously reacquired shares.

GPU, Inc. and Subsidiary Companies

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

      At December 31, 1998 and 1997, the following issues of common stock were outstanding:
                                                    (in thousands)
GPU, Inc.                                     1998                   1997
---------                                     ----                   ----

Common stock, par value $2.50 per share      $331,958             $314,458
                                              =======              =======

JCP&L

Common stock, par value $10 per share,
16,000,000 shares authorized, 15,371,270
shares issued and outstanding                $153,713             $153,713
                                              =======              =======

Met-Ed

Common stock, no par value, 900,000 shares
authorized, 859,500 shares issued
and outstanding                                66,273             $ 66,273
                                               ======               ======

Penelec

Common stock, par value $20 per share,
5,400,000 shares authorized, 5,290,596
shares issued and outstanding                $105,812             $105,812
                                              =======              =======


Accumulated Other Comprehensive Income/(Loss)

      In 1997, GPU adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." At December 31, 1998 and 1997, GPU had on the Consolidated Balance Sheets the following amounts in Accumulated other comprehensive income/(loss):


GPU, Inc. and Subsidiary Companies                           (in thousands)
                                                         1998             1997
                                                         ----             ----
 Net unrealized gain on investments                   $ 28,345         $ 19,358
 Foreign currency translation                          (54,377)         (44,916)
 Minimum pension liability                              (5,272)          (3,738)
                                                        ------           ------
   Accumulated other comprehensive income/(loss)      $(31,304)        $(29,296)
                                                        ======           ======

 GPU, Inc. and Subsidiary Companies

 JCP&L                                              1998              1997
 -----                                              ----              ----

 Net unrealized gain on investments               $    -           $     -
 Minimum pension liability                            (425)              -
                                                    ------           -------
   Accumulated other comprehensive income/(loss)  $   (425)        $     -
                                                    ======           =======

 Met-Ed

 Net unrealized gain on investments               $ 17,054         $ 12,906
 Minimum pension liability                            (534)            (419)
                                                    ------           ------
   Accumulated other comprehensive income         $ 16,520         $ 12,487
                                                    ======           ======

Penelec

 Net unrealized gain on investments               $  8,518         $  6,454
 Minimum pension liability                            (165)            (122)
                                                    ------           ------
   Accumulated other comprehensive income         $  8,353         $  6,332
                                                    ======           ======


The components of other comprehensive income/(loss), and the related tax effects, for the years 1998, 1997 and 1996 are as follows:

                                                       (in thousands)
GPU, Inc. and Subsidiary Companies            Amount       Income Tax   Amount
                                              Before      (Expense)     Net of
1998                                          Taxes        Benefit      Taxes
----                                          ------       -------      -------
Net unrealized gain on investments           $ 13,235      $(4,248)   $  8,987
Foreign currency translation:
   Foreign currency translation during year   (23,295)       8,233     (15,062)
   Realized loss in net income                  8,737      (3,136)       5,601
                                               ------       ------      ------
     Foreign currency translation, net        (14,558)       5,097      (9,461)
Minimum pension liability                      (2,605)       1,071      (1,534)
                                               ------       ------      ------
     Total other comprehensive income/(loss) $ (3,928)     $ 1,920    $ (2,008)
                                                =====       ======       =====

1997
Net unrealized gain on investments             10,895       (4,521)     6,374
Foreign currency translation, net             (73,115)      24,186    (48,929)
Minimum pension liability                      (2,541)       1,046     (1,495)
                                               ------       ------     ------
     Total other comprehensive income/(loss) $(64,761)    $ 20,711   $(44,050)
                                               ======       ======     =======

1996
Unrealized gain on investments:
   Gain on investments during the year       $ 10,797      $(3,922)      6,875
   Realized gain in net income                 (9,494)       3,323      (6,171)
                                               ------        -----       -----
     Net unrealized gain on investments         1,303         (599)        704
Foreign currency translation, net               3,054            -       3,054
Minimum pension liability                      (3,706)       1,531      (2,175)
                                               ------        -----       -----
     Total other comprehensive income        $    651       $  932     $ 1,583
                                               ======        =====       =====

GPU, Inc. and Subsidiary Companies

                                                    (in thousands)
JCP&L                                         Amount   Income Tax    Amount
                                              Before   (Expense)     Net of
1998                                          Taxes      Benefit     Taxes
----                                          ------     -------     -----

Net unrealized gain on investments           $   -           $   -       $   -
Minimum pension liability                       (718)          293         (425)
                                              ------         -----        -----
     Total other comprehensive income/(loss) $  (718)      $   293      $  (425)
                                               =====         =====        =====

Met-Ed

1998

Net unrealized gain on investments            $ 6,990      $(2,842)     $ 4,148
Minimum pension liability                        (196)          81         (115)
                                                -----        -----        -----
     Total other comprehensive income/(loss)  $ 6,794      $(2,761)     $ 4,033
                                                =====        =====        =====

1997

Net unrealized gain on investments            $ 7,263      $(3,014)      $ 4,249
Minimum pension liability                        (267)         110         (157)
                                               ------        -----         -----
     Total other comprehensive income/(loss)  $ 6,996      $(2,904)      $ 4,092
                                               ======        =====         =====

1996

Net unrealized gain on investments            $ 6,883      $(2,856)      $ 4,027
Minimum pension liability                        (448)         186         (262)
                                                -----        -----         -----
   Total other comprehensive income/(loss)    $ 6,435      $(2,670)      $ 3,765
                                                =====        =====         =====


Penelec

1998

Net unrealized gain on investments            $ 3,470      $(1,406)      $ 2,064
Minimum pension liability                         (73)          30          (43)
                                               ------        -----         -----
     Total other comprehensive income/(loss)  $ 3,397      $(1,376)      $ 2,021
                                                =====        =====         =====

1997

Net unrealized gain on investments           $ 3,632      $(1,507)      $ 2,125
Minimum pension liability                        (209)          87         (122)
                                                -----        -----         -----
     Total other comprehensive income/(loss)  $ 3,423      $(1,420)      $ 2,003
                                                =====        =====         =====

1996

Net unrealized gain on investments              3,442     $(1,428)       $ 2,014
Minimum pension liability                           -            -             -
                                                -----        -----        ------
     Total other comprehensive income/(loss)    3,442      $(1,428)      $ 2,014
                                                =====        =====         =====

GPU, Inc. and Subsidiary Companies

                                PREFERRED EQUITY

Cumulative Preferred Stock:

 At December 31, 1998 and 1997, the following issues of cumulative preferred stock were outstanding:

GPU, Inc. and Subsidiary Companies

                                                     (in thousands)
                                                 1998              1997
                                                 ----              ----
Cumulative preferred stock (a):
  With mandatory redemption (d)              $  89,000          $ 104,000
  Amounts due within one year (e)               (2,500)           (12,500)
                                               -------            -------
 Total cumulative preferred stock
   with mandatory redemption                 $  86,500          $  91,500
                                               =======            =======

Cumulative preferred stock (a):
  Without mandatory redemption (b), (f)      $  65,996          $  65,996
  Premium on cumulative preferred stock            482                482
                                               -------            -------
 Total cumulative preferred stock
   without mandatory redemption              $  66,478          $  66,478
                                               =======            =======


JCP&L

Cumulative preferred stock, without par value, 15,600,000 shares authorized, 1,315,000 and 1,415,000 shares issued and outstanding in 1998 and 1997, respectively (a):

                                                     (in thousands)
                                                1998              1997
                                                ----              ----
Cumulative preferred stock -
  without mandatory redemption (b):
    4% Series, 125,000 shares,
      callable at $106.50 a share             $12,500           $ 12,500
    7.88% Series E, 250,000 shares,
      callable at $103.65 a share              25,000             25,000
                                               ------             ------
      Subtotal                                 37,500             37,500
Premium on cumulative preferred stock             241                241
                                               ------             ------
      Total cumulative preferred stock -
        without mandatory redemption         $ 37,741           $ 37,741
                                               ======             ======

Cumulative preferred stock -
  with mandatory redemption (c), (d), (e):
    8.48% Series I ,100,000 shares
      in 1997                                $   -              $ 10,000
    8.65% Series J, 500,000 shares             50,000             50,000
    7.52% Series K, 440,000 shares             39,000             44,000
                                              -------            -------
      Subtotal                                 89,000            104,000
Amounts due within one year (e)                (2,500)           (12,500)
                                              -------            -------
      Total cumulative preferred stock -
        with mandatory redemption            $ 86,500           $ 91,500
                                              =======            =======

GPU, Inc. and Subsidiary Companies

Met-Ed

Cumulative preferred stock, without par value, 10,000,000 shares authorized, 119,475 shares issued and outstanding in 1998 and 1997, without mandatory redemption (a), (b), (f):
                                                     (in thousands)
                                                 1998              1997
                                                 ----              ----
3.90% Series, 64,384 shares,
 callable at $105.625 a share                 $  6,438          $  6,438
4.35% Series, 22,517 shares,
 callable at $104.25 a share                     2,252             2,252
3.85% Series, 9,252 shares,
 callable at $104.00 a share                       925               925
3.80% Series, 7,982 shares
 callable at $104.70 a share                       798               798
4.45% Series, 15,340 shares,
 callable at $104.25 a share                     1,534             1,534
                                                ------            ------
      Subtotal                                  11,947            11,947
Premium on cumulative preferred stock              109               109
                                                ------            ------
      Total cumulative preferred stock        $ 12,056          $ 12,056
                                                ======            ======


Penelec

Cumulative preferred stock, without par value, 11,435,000 shares authorized, 165,485 shares issued and outstanding in 1998 and 1997, without mandatory redemption (a), (b), (f):

                                                    (in thousands)
                                                 1998           1997
                                                 ----           ----
4.40% Series B, 29,678 shares,
 callable at $108.25 per share                $  2,968          $  2,968
3.70% Series C, 49,568 shares,
 callable at $105.00 per share                   4,957             4,957
4.05% Series D, 28,219 shares,
 callable at $104.53 per share                   2,822             2,822
4.70% Series E, 14,103 shares,
 callable at $105.25 per share                   1,410             1,410
4.50% Series F, 17,081 shares,
 callable at $104.27 per share                   1,708             1,708
4.60% Series G, 26,836 shares,
 callable at $104.25 per share                   2,684             2,684
                                                ------            ------
      Subtotal                                  16,549            16,549
Premium on cumulative preferred stock              132               132
                                                ------            ------
      Total cumulative preferred stock        $ 16,681          $ 16,681
                                                ======            ======


(a) At December 31, 1998 and 1997, the GPU Energy companies were authorized to issue 37,035,000 shares of cumulative preferred stock. If dividends on any of the preferred stock are in arrears for four quarters, the holders of preferred stock, voting as a class, are entitled to elect a majority of the board of directors of that company until all dividends in arrears have been paid. A GPU Energy company may not redeem preferred stock unless dividends on all of its preferred stock for all past quarterly dividend periods have been paid or declared and set aside for payment.

GPU, Inc. and Subsidiary Companies

(b) The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 1998, the aggregate amount at which these shares could be called by the GPU Energy companies was $69 million (JCP&L $39 million; Met-Ed $13 million; Penelec $17 million).

(c) The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. The 7.52% Series is to be redeemed ratably over twenty years which began in 1998. The 8.65% Series is to be redeemed ratably over six years beginning in 2000.

(d) During 1998, JCP&L redeemed $5 million stated value of 7.52% cumulative preferred stock and $10 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. During 1997, JCP&L redeemed $20 million stated value of 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. JCP&L's total redemption cost for 1998 and 1997 was $15 million and $20 million, respectively.

(e) The outstanding shares with mandatory redemption have the following redemption requirements over the next five years: $2.5 million in 1999 and $10.8 million in 2000, 2001, 2002 and 2003. The fair value of the preferred stock with mandatory redemption, including amounts due within one year, based on market price quotations at December 31, 1998 and 1997, was $94.7 million and $109.9 million, respectively.

(f) During 1996, Met-Ed and Penelec reacquired, pursuant to cash tender offers, cumulative preferred stock for a total cost of $7.7 million and $14.4 million, respectively. A reacquisition gain of $3.7 million and $5.6 million was recorded for Met-Ed and Penelec, respectively, which resulted in an increase in GPU, Inc.'s 1996 diluted earnings per share of $0.08.

(g) In January 1999, Met-Ed and Penelec announced the redemption of all outstanding shares of cumulative preferred stock. The shares will be redeemed on February 19, 1999 at a price of $12.6 million and $17.6 million for Met-Ed and Penelec, respectively.


Subsidiary-Obligated Mandatorily Redeemable Preferred Securities:

      JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P., are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. In 1995, JCP&L Capital, L.P. issued $125 million of mandatorily redeemable preferred securities (Preferred Securities) and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million and $105 million, respectively, of Preferred Securities. The proceeds were lent to JCP&L, Met-Ed and Penelec, respectively, which, in turn, issued their deferrable interest subordinated debentures to the partnerships. The following issues of Preferred Securities were outstanding at December 31, 1998 and 1997:

GPU, Inc. and Subsidiary Companies

                                     Issue         Securities          Total
Company              Series          Price         Outstanding     in thousands)
-------              ------          -----         -----------     -------------

JCP&L Capital, L.P.    8.56%          $25          5,000,000            $125,000
Met-Ed Capital, L.P.   9.00%          $25          4,000,000             100,000
Penelec Capital, L.P.  8.75%          $25          4,200,000             105,000
                                                                         -------
        Total                                                           $330,000

The fair value of the Preferred Securities based on market price quotations at December 31, 1998 and 1997 was $336 million (JCP&L $128 million, Met-Ed $102 million, Penelec $106 million) and $341 million (JCP&L $128 million, Met-Ed $104 million, Penelec $109 million), respectively.

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


5. ACCOUNTING FOR EXTRAORDINARY AND NON-RECURRING ITEMS

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

      In response to the continuing deregulation of the electric utility industry, the SEC has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In response to these concerns, the Financial Accounting Standards Board's (FASB) EITF concluded in June 1997 that utilities are no longer subject to FAS 71, for the relevant portion of their business, when they know details of their individual transition plans to a competitive electric generation marketplace. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

GPU, Inc. and Subsidiary Companies

      In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders (Restructuring Orders) which, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of Met-Ed and Penelec's operations continue to be subject to the provisions of FAS 71. JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 and EITF Issue 97-4 for its electric generation operations no later than its receipt of NJBPU approval of its restructuring plans, which is expected in the second quarter of 1999. Also, as a result of the Restructuring Orders, Met-Ed and Penelec recorded non-recurring charges for customer refunds of 1998 revenues, and for the establishment of a sustainable energy fund.

      For the year ended December 31, 1998, the net effect on earnings of the PaPUC's Restructuring Orders was as follows:

(in millions, except per share data)
                                                                  Met-Ed          Penelec         Total
                                                                  ------          -------         -----
Write-off of existing Pennsylvania
  generation regulatory assets                                  $    8.0        $    2.8       $   10.8

Write-off of existing FERC
  generation regulatory assets                                       1.5            17.6           19.1

Write-off of FERC portion of TMI-1
  impairment and TMI-1 decommissioning                               2.0            10.2           12.2
                                                                 -------         -------        -------

        Extraordinary loss (pre-tax)
          due to FAS 101 write-off                                  11.5            30.6           42.1

Obligation to refund 1998 revenues                                  27.2            29.2           56.4

Establishment of sustainable energy fund                             5.7             6.4           12.1
                                                                 -------         -------        -------

        Total pre-tax write-off                                     44.4            66.2          110.6

Income tax benefit                                                 (18.4)          (26.4)         (44.8)
                                                                 -------         -------        -------

        Total after-tax write-off                               $   26.0        $   39.8       $   65.8
                                                                 =======         =======        =======

GPU loss per average common share
  due to Pennsylvania restructuring                             $   0.21        $   0.31       $   0.52
                                                                 =======         =======        =======

FAS 121 Impairment Tests on Generation Facilities

      In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", impairment tests performed by the GPU Energy companies on the December 31, 1998 net book value of their generation facilities determined that the net investment in TMI-1 was impaired, resulting in a write-down of $518 million (pre-tax) to reflect TMI-1's fair market value. Of the amount written down for TMI-1, $508 million was established as a regulatory asset because management believes it is probable of recovery in

GPU, Inc. and Subsidiary Companies

the restructuring process and $10 million (the FERC jurisdictional portion) was charged to expense as an extraordinary item.


6. ACQUISITIONS

                                    POWERNET

      In 1997, GPU Electric acquired the business of PowerNet from the State of Victoria, Australia for A$2.6 billion (approximately U.S. $1.9 billion). The fair value of the assets acquired totaled approximately U.S. $2 billion and the amount of liabilities assumed totaled approximately U.S. $142.9 million. PowerNet owns and operates the high-voltage electricity transmission system in the State of Victoria serving an area of approximately 87,900 square miles and a population of approximately 4.5 million.

      The PowerNet acquisition was financed through: (1) a senior debt credit facility of A$1.9 billion (approximately U.S. $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year U.S. $450 million bank credit agreement which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of U.S. $50 million.

      As part of the PowerNet acquisition, the GPUI Group entered into various interest rate swap agreements to mitigate the risk of increases in variable interest rates on the senior debt credit facility. These swaps became effective in November 1997, and expire on various dates through November 2007. The GPUI Group expects to record amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt.

      The acquisition of PowerNet was accounted for under the purchase method of accounting. The total acquisition costs exceeded the estimated value of net assets by A$877 million (approximately U.S. $537 million). This excess amount is considered goodwill and is being amortized to expense on a straight-line basis over 40 years.

      PowerNet has been included in GPU's consolidated financial statements since its purchase on November 6, 1997. The following unaudited pro forma consolidated results of operations for the years 1997 and 1996 have been prepared in accordance with Accounting Principles Board Opinion No. 16, assuming the acquisition date was effective January 1, 1996 with debt financing. The pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date of January 1, 1996, nor are they necessarily indicative of future results. The pro forma consolidated operating results are for information purposes only and are as follows:

                                                            (Unaudited)
                                                        1997                           1996
                                                        ----                           ----

(in thousands except                    As                            As
per share data)                      Reported      Pro Forma       Reported          Pro Forma
---------------                      --------      ---------       --------          ---------
Operating revenues                  $4,143,379       $4,316,452       $3,970,711        $4,184,661
Net income                          $  335,101       $  326,742       $  298,352        $  282,494
Basic earnings per share            $     2.78       $     2.71       $     2.48        $     2.34
Diluted earnings per share          $     2.77       $     2.70       $     2.47        $     2.34


GPU, Inc. and Subsidiary Companies

                            MIDLANDS ELECTRICITY PLC

      In 1996, GPU and Cinergy Corp. (Cinergy) formed Avon Energy Partners Holdings (Holdings), a 50/50 joint venture, to acquire Midlands Electricity plc (Midlands), an English regional electric company. A wholly-owned subsidiary of Holdings, Avon, purchased the outstanding shares of Midlands through a cash tender offer of 1.7 billion British pounds (approximately U.S. $2.6 billion). GPU's 50% interest in Holdings is held by EI UK Holdings, Inc. (EI UK), a wholly-owned subsidiary of GPU Electric.

      Midlands distributes electricity to 2.3 million customers in England in an area with a population of five million. In November 1998, Midlands announced the sale of its electric supply business to National Power plc. The sale is subject to approval by Great Britain's Department of Trade and Industry and the Office of Electricity Regulation, and is expected to be completed in the second quarter of 1999.

      EI UK borrowed  approximately  342 million  British pounds  (approximately
U.S. $586 million) through a GPU, Inc. guaranteed five-year bank term loan facility to fund its investment in Holdings. Holdings borrowed approximately 1.1 billion British pounds (approximately U.S. $1.8 billion) through a term loan and revolving credit facility to provide for the balance of the acquisition price.

      EI UK accounts for its 50% investment in Holdings using the equity method of accounting (see Note 14, GPUI Group Equity Investments). Accordingly, EI UK's investment is reported on the Consolidated Balance Sheets in GPUI Group equity investments, and its proportionate share of earnings from Holdings is reflected in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.

      The acquisition of Midlands by Avon was accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by 1.4 billion British pounds (approximately U.S. $2.1 billion). This excess amount is considered goodwill and is being amortized to expense on a straight-line basis over 40 years.

GPU, Inc. and Subsidiary Companies

7.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      GPU's use of derivative financial and commodity instruments is principally limited to the GPUI Group. GPU has not held or issued derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:

      The GPUI Group uses interest rate swap agreements to manage the risk of increases in variable interest rates. At December 31, 1998, these agreements covered approximately $1.2 billion of debt, including commercial paper, and are scheduled to expire on various dates through November 2007. The GPUI Group records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of the GPUI Group. For the year ended December 31, 1998, fixed rate interest expense exceeded variable rate interest by approximately $18.3 million. (For additional information, see GPUI Group section, Management's Discussion and Analysis.)

Indexed Swap Agreement:

       In 1998, GPU International entered into a 10-year indexed swap agreement with Niagara Mohawk Power Corporation (NIMO) which, among other things, provides GPU International a fixed revenue stream (over the life of the swap agreement) on its investment in the Onondaga Cogeneration project. At December 31, 1998, the indexed swap agreement is valued at $62.4 million and is included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows of the payments expected to be received by GPU International from NIMO over the life of the swap agreement.

8. INCOME TAXES

      As of December 31, 1998 and 1997, Regulatory assets, net on the Consolidated Balance Sheets reflected $450 million and $511 million, respectively, of Income taxes recoverable through future rates (primarily related to liberalized depreciation), and Income taxes refundable through future rates of $53 million and $89 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993, as follows:

                                                         (in millions)
                                                      1998              1997
                                                      ----              ----
Income Taxes Recoverable Through Future Rates:
     JCP&L                                            $173              $128
     Met-Ed                                            134               179
     Penelec                                           143               204
                                                       ---               ---
       Total                                          $450              $511
                                                       ===               ===

Income Taxes Refundable Through Future Rates:
     JCP&L                                            $ 36              $ 37
     Met-Ed                                             11                22
     Penelec                                             6                30
                                                       ---               ---
       Total                                          $ 53              $ 89
                                                       ===               ===


GPU, Inc. and Subsidiary Companies

      Summaries of the components of deferred taxes as of December 31, 1998 and 1997 are as follows:

GPU, Inc. and Subsidiary Companies:

                                              (in millions)
Deferred Tax Assets                                       Deferred Tax Liabilities
-------------------                                       ------------------------
                                1998        1997                                            1998          1997
                                ----        ----                                            ----          ----
Current:                                                  Current:
Unbilled revenue               $   31       $ 31          Revenue taxes                   $    8        $   10
Deferred energy                     -          7          Deferred energy                      4             -
                                                                                           -----         -----
Other                              16         46             Total                        $   12        $   10
                                -----        ---                                           =====         =====
  Total                        $   47       $ 84
                                =====        ===

Noncurrent:                                               Noncurrent:
Unamortized ITC                $   70       $ 89          Liberalized
Decommissioning                   151         74            depreciation:
Contributions in aid                                        Previously flowed
  of construction                  26         24                 through                  $  202        $  263
Cumulative translation                                      Future revenue
  adjustment                       29          -                 requirements                155           193
                                                                                           -----         -----
Above-market NUGs                 748          -
Customer transition                                            Subtotal                      357           456
  charge                          534          -          Liberalized
Revenue subject                                             depreciation                     719           860
  to refund                        23          -          Customer transition
Generation revenue                                          charge                         1,684             -
  requirements                     44          -
Other                             379        196          Other                              285           250
                                -----        ---                                           -----         -----
   Total                       $2,004       $383            Total                         $3,045        $1,566
                                =====        ===                                           =====         =====

JCP&L:

                                                 (in millions)
Deferred Tax Assets                                       Deferred Tax Liabilities
-------------------                                       ------------------------
                               1998       1997                                          1998          1997
                               ----       ----                                          ----          ----
Current:                                                  Current:
Unbilled revenue                 $ 21       $ 21          Revenue taxes                     $ 12          $ 10
                                                                                             ===           ===
Deferred energy                     -          7
                                  ---        ---
   Total                         $ 21       $ 28
                                  ===        ===

Noncurrent:                                              Noncurrent:
Unamortized ITC                  $ 36       $ 38         Liberalized
Decommissioning                    46         33           depreciation:
Contributions in aid                                       Previously flowed
   of construction                 20         19                   through                  $ 46          $ 52
DOE SNF interest                   25         23             Future revenue
Other                              52         42                   requirements               49            36
                                  ---        ---                                             ---           ---
  Total                          $179       $155
                                  ===        ===
                                                                Subtotal                      95            88
                                                         Liberalized
                                                           depreciation                      375           411
                                                         Forked River                          5             7
                                                         TMI-1 investment/loss                60             -
                                                         Other                               136           138
                                                                                             ---           ---
                                                           Total                            $671          $644
                                                                                             ===           ===



GPU, Inc. and Subsidiary Companies

Met-Ed:
                                                  (in millions)
Deferred Tax Assets                                       Deferred Tax Liabilities
-------------------                                       ------------------------

                                 1998        1997                                      1998          1997
                                 ----        ----                                      ----          ----
                                                          Noncurrent:
Current:                                                  Liberalized
Unbilled revenue               $    3       $  3           depreciation:
                                =====        ===
                                                              Previously flowed
                                                                through                   $   57          $ 97
                                                              Future revenue
Noncurrent:                                                     requirements                  50            72
                                                                                           -----           ---
Unamortized ITC                $   16       $ 22
Decommissioning                    65         27              Subtotal                       107           169
Contributions in aid                                      Liberalized
   of construction                  3          2           depreciation                      127           191
Customer transition                                       Customer transition
   charge                         160          -           charge                            737             -
Above-market NUGs                 327          -          Other                               40            53
                                                                                          ------           ---
Revenue subject                                               Total                       $1,011          $413
                                                                                           =====           ===
   to refund                       11          -
Generation revenue
   requirements                    23          -
Other                             109         36
                                -----        ---
   Total                       $  714       $ 87
                                =====        ===

Penelec:
                                              (in millions)
Deferred Tax Assets                                       Deferred Tax Liabilities
-------------------                                       ------------------------

                                1998       1997                                             1998        1997
                                ----       ----                                             ----        ----
                                                          Noncurrent:
Current:                                                  Liberalized
Unbilled revenue                 $  8       $  8             depreciation:
                                  ===        ===
                                                              Previously flowed
Noncurrent:                                                     through                   $   96          $114
Unamortized ITC                  $ 19       $ 30               Future revenue
Decommissioning                    41         14                requirements                  55            85
                                                                                           -----           ---
Contributions in aid
   of construction                  3          3               Subtotal                      151           199
Customer transition                                       Liberalized
   charge                         373          -             depreciation                    212           245
Above-market NUGs                 421          -           Customer transition
Revenue subject                                             charge                           948             -
   to refund                       12          -           Other                              27            34
                                                                                           -----           ---
Generation revenue                                              Total                     $1,338          $478
                                                                                           =====           ===
   requirements                    21          -
Other                              61          9
                                  ---        ---
  Total                          $951       $ 56
                                  ===        ===







                                      F-74

GPU, Inc. and Subsidiary Companies

    The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

GPU, Inc. and Subsidiary Companies:
                                                       (in millions)
                                               1998        1997       1996
                                               ----        ----       ----

Net income                                     $360        $335       $298
Preferred stock dividends                        11          13         16
Gain on preferred stock reacquisition             -           -         (9)
Income tax expense                              250         234        184
                                                ---         ---        ---
  Book income subject to tax                   $621*       $582*      $489*
                                                ===         ===        ===

Federal statutory rate                           35%         35%        35%
State tax, net of federal benefit                 5           4          3
Other                                             -           1          -
                                                ---         ---        ---
  Effective income tax rate                      40%         40%        38%
                                                ===         ===        ===


* Includes pre-tax foreign operations income of $238 million, $34 million and $58 million, of which $88 million, $20 million and $54 million, respectively for 1998, 1997 and 1996, are included in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.

JCP&L:
                                                      (in millions)
                                               1998        1997       1996
                                               ----        ----       ----

Net income                                     $222        $212       $156
Income tax expense                              145         112         74
                                                ---         ---        ----
  Book income subject to tax                   $367        $324       $230
                                                ===         ===        ====

Federal statutory rate                           35%         35%        35%
State tax, net of federal benefit                 5           -          -
Other                                            (1)          -         (3)
                                                ---         ---        ---
  Effective income tax rate                      39%         35%        32%
                                                ===         ===        ===

Met-Ed:
                                                      (in millions)
                                                1998       1997       1996
                                                ----       ----       ----

Net income                                      $ 51       $ 93       $ 69
Income tax expense                                33         66         50
                                                 ---        ---        ---
  Book income subject to tax                    $ 84       $159       $119
                                                 ===        ===        ===

Federal statutory rate                            35%        35%        35%
State tax, net of federal benefit                  6          6          5
Amortization of ITC                               (2)         -         (2)
Other                                              -          -          4
                                                 ---        ---        ---
  Effective income tax rate                       39%        41%        42%
                                                 ===        ===        ===

GPU, Inc. and Subsidiary Companies

Penelec:
                                                      (in millions)
                                               1998       1997        1996
                                               ----       ----        ----

Net income                                     $ 40       $ 95        $ 70
Income tax expense                               31         71          45
                                                ---        ---         ---
  Book income subject to tax                   $ 71       $166        $115
                                                ===        ===         ===

Federal statutory rate                           35%        35%         35%
State tax, net of federal benefit                 8          6           6
Other                                             1          2          (2)
                                                ---        ---         ---
  Effective income tax rate                      44%        43%         39%
                                                ===        ===         ===


Federal and state income tax expense is comprised of the following:

GPU, Inc. and Subsidiary Companies:
                                                       (in millions)
                                                1998       1997       1996
                                                ----       ----       ----

Provisions for taxes currently payable:
  Domestic                                      $290       $206       $108
  Foreign                                         22         40         11
                                                 ---        ---        ----
      Total provision for taxes                 $312       $246       $119

Deferred income taxes:
  Liberalized depreciation                      $ (4)      $  9       $ 27
  Deferral of energy costs                        10         (3)        (8)
  Accretion income                                 4          4          5
  Decommissioning                                (19)        (5)        (9)
  PA Restructuring (FAS 71)                      (15)         -          -
  Pension expense/Voluntary Enhanced
   Retirement Programs                            (8)       (10)        15
  Nonutility generation contract buyout costs    (11)         5         41
  Provision for rate refunds                     (10)         -          -
  Other                                            -         (2)         6
                                                 ---        ---        ---
      Deferred income taxes, net                 (53)        (2)        77
                                                 ---        ---        ---
Amortization of ITC, net                          (9)       (10)       (12)
                                                 ---        ---        ---
      Income tax expense                        $250       $234       $184
                                                 ===        ===        ===

     The foreign taxes in the above table for 1998, 1997 and 1996 include $27 million ($10 million Current; $17 million Deferred), $41 million ($37 million Current; $4 million Deferred) and $17 million ($10 million Current; $7 million Deferred) in foreign tax expense which is netted in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.

GPU, Inc. and Subsidiary Companies

JCP&L:
                                                       (in millions)
                                                1998       1997       1996
                                                ----       ----       ----

Provisions for taxes currently payable          $187       $139       $ 70
                                                                          -

Deferred income taxes:
  Liberalized depreciation                      $(11)      $ (3)      $  1
  Gain/Loss on reacquired debt                     3         (1)         -
  New Jersey revenue tax                          (2)        (3)        (3)
  Deferral of energy costs                        10         (2)        (8)
  Abandonment loss - Forked River                 (4)        (5)        (4)
  Nuclear outage maintenance costs                 3         (4)         5
  Accretion income                                 4          4          5
  Unbilled revenue                                 -         (3)        (5)
  Decommissioning                                (12)        (3)        (2)
  Pension expense/VERP                            (2)        (5)         4
  Nonutility generation contract buyout costs      -          6         22
  Demand-side management                           -         (3)        (4)
  Other postemployment benefits                   (5)         2          -
  Global settlement                               (8)         -          -
  Gas site & investigation MGP
   insurance recovery                             (8)         -          -
  Other                                           (6)        (2)         -
                                                 ---        ---        ---
      Deferred income taxes, net                 (38)       (22)        11
                                                 ---        ---        ----
Amortization of ITC, net                          (4)       ( 5)        (7)
                                                 ---        ---        ---
      Income tax expense                        $145       $112       $ 74
                                                 ===        ===        ====

Met-Ed:
                                                       (in millions)
                                                1998       1997       1996
                                                ----       ----       ----

Provisions for taxes currently payable          $ 56       $ 63       $ 25

Deferred income taxes:
  Liberalized depreciation                      $  5       $  6       $ 10
  Deferral of energy costs                         -          -          5
  Unbilled revenue                                 -          3          -
  Decommissioning                                 (5)        (2)        (3)
  PA Restructuring (FAS 71)                       15          -          -
  Pension expense/VERP                            (3)        (3)         5
  Nonutility generation contract buyout costs     (9)        (6)        14
  Nuclear outage maintenance costs                (3)         3         (3)
  Nonutility generation contract
      over collections                             8          4          -
  Other postemployment benefits                   (5)        (1)         2
  Provision for rate refund                      (11)         -          -
  CTC NUG deferrals                               (5)         -          -
  Sustainable energy fund                         (2)         -          -
  Other                                           (6)         1         (3)
                                                 ---        ---        ---
      Deferred income taxes, net                 (21)         5         27
                                                 ---        ---        ---
Amortization of ITC, net                          (2)        (2)        (2)
                                                 ---        ---        ---
      Income tax expense                        $ 33       $ 66       $ 50
                                                 ===        ===        ===

GPU, Inc. and Subsidiary Companies

Penelec:
                                                       (in millions)
                                                1998       1997       1996
                                                ----       ----       ----

Provisions for taxes currently payable          $ 47       $ 61       $ 26

Deferred income taxes:
  Liberalized depreciation                      $  2       $  6       $  8
  Deferral of energy costs                         -         (1)         -
  Unbilled revenue                                 -         (7)         5
  Decommissioning                                 (2)         -         (1)
  PA Restructuring (FAS 71)                      (11)         -          -
  Pension expense/VERP                            (2)        (2)         7
  Nonutility generation contract buyout costs     (1)         5          5
  Nuclear outage maintenance costs                (1)         1         (1)
  Nonutility generation contract
      over collections                             6          6          -
  Other postemployment benefits                   (2)         3         (1)
  Other                                           (3)         2          -
                                                 ---        ---        ---
      Deferred income taxes, net                 (14)        13         22
                                                 ---        ---        ---
Amortization of ITC, net                          (2)        (3)        (3)
                                                 ---        ---        ---
      Income tax expense                        $ 31       $ 71       $ 45
                                                 ===        ===        ===

     The Internal Revenue Service (IRS) has completed its examinations of GPU's federal income tax returns through 1992. The years 1993 through 1995 are currently being audited.


9. SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Maintenance expense and other taxes charged to operating expenses consisted of the following:

                                                   (in millions)
                                           1998       1997         1996
                                           ----       ----         ----

Maintenance:
   JCP&L                                   $ 91       $102         $120
   Met-Ed                                    49         46           50
   Penelec                                   62         68           65
                                            ---        ---          ---
       Total Maintenance                   $202       $216         $235
                                            ===        ===          ===

Other Taxes:

  New Jersey Transitional Energy
    Facility Assessment                    $ 67       $  -         $  -
  New Jersey Unit Tax (JCP&L)                 -        211          208
                                            ---        ---          ---
       Total                               $ 67       $211         $208
                                            ===        ===          ===

   Pennsylvania State Gross Receipts:
     Met-Ed                                $ 39       $ 39         $ 38
     Penelec                                 40         42           40
                                            ---        ---          ---
       Total                               $ 79       $ 81         $ 78
                                            ===        ===          ===

GPU, Inc. and Subsidiary Companies


                                                   (in millions)
                                           1998       1997         1996
                                           ----       ----         ----

   Real Estate and Personal Property:
     JCP&L                                 $  9       $  9         $  8
     Met-Ed                                   6          8            8
     Penelec                                  8         10            9
                                            ---        ---          ---
       Total                               $ 23       $ 27         $ 25
                                            ---        ---          ---

   Other:
     JCP&L                                 $ 19       $ 12         $ 13
     Met-Ed                                  13         12           15
     Penelec                                 16         15           16
     Other                                    2         -            -
                                            ---        ---          ----
       Total                               $ 50       $ 39         $ 44
                                            ---        ---          ---

       Total Other Taxes                   $219       $358         $355
                                            ===        ===          ===

     The cost of services rendered to the GPU Energy companies by their affiliates is as follows:

                                                   (in millions)
                                           1998       1997         1996
                                           ----       ----         ----

JCP&L:
   Cost of services rendered by GPUN       $182       $156         $221
   Cost of services rendered by GPUS         26         31           44
   Cost of services rendered by Genco        51         52           85
                                            ---        ---          ---
     Total                                 $259       $239         $350
                                            ===        ===          ===

   Amount Charged to Income                $239       $228         $293
                                            ===        ===          ===

Met-Ed:
   Cost of services rendered by GPUN       $ 59       $ 78         $ 67
   Cost of services rendered by GPUS         40         31           29
   Cost of services rendered by Genco       108         91           85
                                            ---        ---          ---
     Total                                 $207       $200         $181
                                            ===        ===          ===

   Amount Charged to Income                $180       $179         $153
                                            ===        ===          ===

Penelec:
   Cost of services rendered by GPUN       $ 30       $ 40         $ 34
   Cost of services rendered by GPUS         17         19           31
   Cost of services rendered by Genco       163        162          159
                                            ---        ---          ---
     Total                                 $210       $221         $224
                                            ===        ===          ===

   Amount Charged to Income                $170       $195         $181
                                            ===        ===          ===

     For the years 1998, 1997 and 1996, JCP&L purchased $26 million, $24 million and $21 million, respectively, of energy from a cogeneration project in which an affiliate has a 50% partnership interest.

GPU, Inc. and Subsidiary Companies

10.  EMPLOYEE BENEFITS

     In 1998, GPU adopted Statement of Financial Accounting Standards No. 132 (FAS 132), "Employer's Disclosures about Pensions and Other Postretirement
Benefits." FAS 132 revises the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of these plans.

Pension Plans and Other Postretirement Benefits:

     GPU maintains defined benefit pension plans covering substantially all employees. GPU also provides certain retiree health care and life insurance benefits for substantially all employees who reach retirement age while working for GPU. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ended December 31, 1998 and 1997, a statement of the funded status of the plans, the amounts recognized in the Consolidated Balance Sheets as of December 31, 1998 and 1997 and the assumptions used in the measurement of the benefit obligation.

GPU, Inc. and Subsidiary Companies
                                                 (in millions)
                                                              Other
                                                          Postretirement
                                  Pension Benefits          Benefits

                                  1998         1997      1998       1997
                                  ----         ----      ----       ----
Change in benefit obligation:
Benefit obligation
 at January 1:                $ 1,791.7   $ 1,691.4   $  798.0    $ 706.0
Service cost                       36.1        31.1       16.4       10.7
Interest cost                     121.6       122.2       54.4       51.7
Plan amendments                     9.6        13.3       (6.0)      (8.9)
Actuarial (gain)/loss              26.2        69.3      (55.7)      65.3
Benefits paid                    (123.9)     (135.6)     (30.2)     (26.8)
Curtailments                        6.8          -        12.5         -
Termination benefits               28.9          -         1.1         -
                               --------    --------    -------     -------
Benefit obligation
 at December 31:              $ 1,897.0   $ 1,791.7   $  790.5    $ 798.0
                               ========    ========    =======     ======

Change in plan assets:
Fair value of plan assets
 at January 1:                $ 2,033.3   $ 1,801.8   $  403.0    $ 303.6
Actual return on plan assets      342.9       341.4       78.9       66.9
Employer contributions              6.5        25.7       55.4       59.3
Benefits paid                    (123.9)     (135.6)     (30.2)     (26.8)
                               --------    --------    -------     ------
Fair value of plan assets
 at December 31:              $ 2,258.8   $ 2,033.3   $  507.1    $ 403.0
                               ========    ========    =======     ======

Funded Status:
Funded status at December 31: $   361.8   $   241.6   $ (283.4)   $(395.0)
Unrecognized net actuarial
 (gain)/loss                     (439.5)     (282.8)     (37.8)      73.3
Unrecognized prior service cost    27.6        19.2        4.3        6.6
Unrecognized net transition
 (asset)/obligation                (1.9)       (2.5)     210.7      238.0
                               --------    --------    -------     ------

Net amount recognized         $   (52.0)  $   (24.5)  $ (106.2)   $ (77.1)
                               ========    ========    =======     ======

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                  Pension Benefits           Benefits

                                   1998        1997       1998      1997
                                   ----        ----       ----      ----
Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Prepaid benefit cost          $    42.0   $    26.1   $   43.8    $  29.5
Accrued benefit liability        (103.0)      (57.0)    (150.0)    (106.6)
Accumulated other comprehensive
 income                             5.3         3.8         -          -
Deferred income taxes               3.7         2.6         -          -
                               --------    --------    -------     ------

Net amount recognized         $   (52.0)  $   (24.5)  $ (106.2)   $ (77.1)
                               ========    ========    =======     ======

JCP&L

Change in benefit obligation:
Benefit obligation
 at January 1:                  $  496.6  $   473.5   $  203.8    $ 179.9
Service cost                        7.2         6.1        2.9        1.5
Interest cost                      33.7        34.2       13.9       13.2
Plan amendments                      -          6.6         -         5.3
Actuarial (gain)/loss               3.9        17.7      (16.6)       8.9
Benefits paid                     (34.8)      (41.5)      (7.3)      (5.0)
Curtailments                        0.6          -         1.2         -
Termination benefits                2.5          -         0.3         -
                               --------    --------    -------     -------
Benefit obligation
 at December 31:              $   509.7   $   496.6   $  198.2    $ 203.8
                               ========    ========    =======     ======

Change in plan assets:
Fair value of plan assets
 at January 1:                $   577.1   $   514.5   $   99.0    $  70.7
Actual return on plan assets       97.1        97.8       20.0       17.4
Employer contributions               -          3.8       25.8       13.5
Benefits paid                     (34.8)      (41.5)      (7.3)       5.0
Change in allocations               0.5         2.5       (0.5)      (7.6)
                               --------    --------    -------     ------
Fair value of plan assets
 at December 31:              $   639.9   $   577.1   $  137.0    $  99.0
                               ========    ========    =======     ======


Funded Status:
Funded status at December 31: $   130.2   $    80.5   $  (61.2)   $(104.8)
Unrecognized net actuarial
 (gain)/loss                     (139.3)      (87.7)     (16.1)      15.7
Unrecognized prior service cost     8.3         9.3        0.5        0.6
Unrecognized net transition
 (asset)/obligation                (1.0)       (1.2)      61.0       66.9
                               --------    --------    -------     ------

Net amount recognized         $    (1.8)  $     0.9   $  (15.8)   $ (21.6)
                               ========    ========    =======     ======

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                   Pension Benefits          Benefits

                                   1998        1997       1998       1997
                                   ----        ----       ----       ----
Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Prepaid benefit cost          $    18.8   $     2.6   $   27.2    $  11.8
Accrued benefit liability         (21.3)       (1.7)     (43.0)     (33.4)
Accumulated other comprehensive
 income                             0.4          -          -          -
Deferred income taxes               0.3          -          -          -
                               --------    --------    -------     ------

Net amount recognized         $    (1.8)  $     0.9   $  (15.8)   $ (21.6)
                               ========    ========    =======     ======

Met-Ed

Change in benefit obligation:
Benefit obligation
 at January 1:                 $  345.9    $  302.5    $ 152.5   $  124.2
Service cost                        6.3         4.3        2.9        1.5
Interest cost                      23.4        21.8       11.2       10.0
Plan amendments                     3.1         1.8       (2.2)      (0.8)
Actuarial (gain)/loss              14.3        42.7       (0.1)      22.4
Benefits paid                     (22.8)      (27.2)      (5.2)      (4.8)
Curtailments                        0.5          -         3.4         -
Termination benefits                7.2          -         0.5         -
                               --------    --------    -------     -------
Benefit obligation
 at December 31:              $   377.9   $   345.9   $  163.0    $ 152.5
                               ========    ========    =======     ======

Change in plan assets:
Fair value of plan assets
 at January 1:                $   373.2   $   309.9   $   49.5    $  34.7
Actual return on plan assets       65.0        63.1        9.9        8.6
Employer contributions               -          5.5        5.3        9.3
Benefits paid                     (22.8)      (27.2)      (5.2)       4.8
Change in allocations              12.9        21.9        2.9       (7.9)
                               --------    --------    -------     ------
Fair value of plan assets
 at December 31:              $   428.3   $   373.2   $   62.4    $  49.5
                               ========    ========    =======     ======


Funded Status:
Funded status at December 31: $    50.4   $    27.3   $ (100.6)   $(103.0)
Unrecognized net actuarial
 (gain)/loss                      (65.2)      (32.8)      20.5       34.1
Unrecognized prior service cost     7.6         5.0        0.9        1.2
Unrecognized net transition
 (asset)/obligation                (0.6)       (0.8)      39.7       42.1
                               --------    --------    -------     ------

Net amount recognized         $    (7.8)  $    (1.3)  $  (39.5)   $ (25.6)
                               ========    ========    =======     ======

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                  Pension Benefits           Benefits

                                  1998        1997      1998         1997
                                  ----        ----      ----         ----
Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Prepaid benefit cost          $      -    $     0.5   $     -     $    -
Accrued benefit liability          (8.7)       (2.5)     (39.5)     (25.6)
Accumulated other comprehensive
 income                             0.5         0.4         -          -
Deferred income taxes               0.4         0.3         -          -
                               --------    --------    -------     ------

Net amount recognized         $    (7.8)  $    (1.3)  $  (39.5)   $ (25.6)
                               ========    ========    =======     ======


Penelec

Change in benefit obligation:
Benefit obligation
 at January 1:                $   404.4   $   367.0   $  236.1   $  204.0
Service cost                        4.1         3.3        2.1        1.5
Interest cost                      27.2        26.2       15.1       13.7
Plan amendments                     4.3         2.7       (3.5)      (2.2)
Actuarial (gain)/loss               8.9        40.9      (35.4)      26.8
Benefits paid                     (37.6)      (35.7)      (6.9)      (7.7)
Curtailments                        0.7          -         4.5         -
Termination benefits                7.7          -          -          -
                               --------    --------    -------     ------
Benefit obligation
 at December 31:              $   419.7   $   404.4   $  212.0    $ 236.1
                               ========    ========    =======     ======

Change in plan assets:
Fair value of plan assets
 at January 1:                $   486.8   $   411.8   $  130.4    $  95.6
Actual return on plan assets       81.9        81.1       22.9       21.5
Employer contributions              0.1         6.6       10.0       18.8
Benefits paid                     (37.6)      (35.7)      (6.9)      (7.7)
Change in allocations               4.0        23.0      (12.6)       2.2
                               --------    --------    -------     ------
Fair value of plan assets
 at December 31:              $   535.2   $   486.8   $  143.8    $ 130.4
                               ========    ========    =======     ======


Funded Status:
Funded status at December 31: $   115.5   $    82.4   $  (68.2)   $(105.7)
Unrecognized net actuarial
 (gain)/loss                     (105.9)      (69.8)      (4.4)      21.0
Unrecognized prior service cost    10.3         7.5        0.3        1.8
Unrecognized net transition
 obligation                         1.4         1.5       60.0       77.0
                               --------    --------    -------     ------

Net amount recognized         $    21.3   $    21.6   $  (12.3)   $  (5.9)
                               ========    ========    =======     ======

GPU, Inc. and Subsidiary Companies

                                                (in millions)
                                                              Other
                                                          Postretirement
                                  Pension Benefits           Benefits

                                  1998        1997      1998         1997
                                  ----        ----      ----         ----
Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Prepaid benefit cost          $    22.5   $    22.9   $   16.5    $  14.1
Accrued benefit liability          (1.5)       (1.5)     (28.8)     (20.0)
Accumulated other comprehensive
 income                             0.2         0.1         -          -
Deferred income taxes               0.1         0.1         -          -
                               --------    ---------   -------     ------

Net amount recognized         $    21.3   $    21.6   $  (12.3)   $   (5.9)
                               ========    ========    =======     =======

Weighted average assumptions as of December 31:
Discount rate                     6.75%        7.0%      6.75%       7.0%
Expected return on plan assets     8.5%        8.5%       8.5%       8.5%
Rate of compensation increase      4.5%        5.0%

The following tables provide the components of net periodic pension and other postretirement benefit costs:
                                                        (in millions)
Pension Plans:

GPU, Inc. and Subsidiary Companies                 1998       1997     1996
----------------------------------                 ----       ----     ----

Service cost                                     $  36.1     $ 31.1   $ 36.1
Interest cost                                      121.6      122.2    112.1
Expected return on plan assets                    (140.1)    (131.5)  (123.2)
Amortization of transition asset                    (0.5)      (0.5)    (0.7)
Other amortization                                   1.1        0.2     (0.4)
                                                  ------      -----    -----

Net periodic pension cost                        $  18.2     $ 21.5   $ 23.9
                                                  ======      =====    =====

JCP&L

Service cost                                     $   7.2     $  6.1   $  8.0
Interest cost                                       33.7       34.2     32.1
Expected return on plan assets                     (39.6)     (37.5)   (36.3)
Amortization of transition asset                    (0.3)      (0.3)    (0.3)
Other amortization                                   0.6        0.1       -
                                                  ------      -----    ------

Net periodic pension cost                        $   1.6     $  2.6   $  3.5
                                                  ======      =====    =====

Met-Ed

Service cost                                     $   6.3     $  4.3   $  4.5
Interest cost                                       23.4       21.8     19.6
Expected return on plan assets                     (25.4)     (22.3)   (21.3)
Amortization of transition asset                    (0.1)      (0.1)    (0.2)
Other amortization                                   0.4        0.6      0.2
                                                  ------      -----    -----

Net periodic pension cost                        $   4.6     $  4.3   $  2.8
                                                  ======      =====    =====

GPU, Inc. and Subsidiary Companies

Penelec                                            1998        1997    1996
-------                                            ----        ----    ----

Service cost                                     $   4.1     $  3.3   $  6.0
Interest cost                                       27.2       26.2     29.3
Expected return on plan assets                     (33.1)     (29.7)   (32.3)
Amortization of transition obligation                0.3        0.3      0.4
Other amortization                                   0.4        0.2     (0.1)
                                                  ------      -----    -----

Net periodic pension cost                        $  (1.1)    $  0.3   $  3.3
                                                  ======      =====    =====

    In 1998, the effect of decreasing the discount rate assumption from 7% to 6.75% was partially offset by the effect of decreasing the salary scale assumption from 5% to 4.5% and resulted in a $35 million (JCP&L $7 million; Met-Ed $7 million; Penelec $8 million; Other $13 million)increase in the benefit obligation as of December 31, 1998. In 1997, the effect of decreasing the discount rate assumption from 7.5% to 7% was partially offset by the effect of decreasing the salary scale assumption from 5.5% to 5% and resulted in a $63 million (JCP&L $16 million; Met-Ed $10 million; Penelec $12 million; Other $25 million)increase in the benefit obligation as of December 31, 1997.

    The above net periodic pension cost amount for 1998 excludes pre-tax charges of $30 million (JCP&L $8 million; Met-Ed $11 million; Penelec $9 million; Other $2 million), of which $22 million (JCP&L $6 million; Met-Ed $9 million; Penelec $7 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998. The above net periodic pension cost amount for 1996 excludes pre-tax charges of $71 million (JCP&L $37 million; Met-Ed $17 million; Penelec $17 million) resulting from early retirement programs in that year.
                                                         (in millions)
Other Postretirement Benefits:

GPU, Inc. and Subsidiary Companies                 1998       1997     1996
----------------------------------                 ----       ----     ----

Service cost                                     $ 16.4     $ 10.7   $ 14.3
Interest cost                                      54.4       51.7     45.7
Expected return on plan assets                    (29.5)     (23.7)   (13.8)
Amortization of transition obligation              15.8       16.8     17.4
Other amortization                                  5.0        2.3      2.9
                                                  -----      -----    -----

  Net periodic postretirement benefit cost         62.1       57.8     66.5
  Deferred for future recovery                       -       (13.0)   (18.2)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $ 62.1     $ 44.8   $ 48.3
                                                  =====      =====    =====

JCP&L

Service cost                                     $  2.9     $  1.5   $  2.8
Interest cost                                      13.9       13.2     11.4
Expected return on plan assets                     (7.3)      (5.7)    (2.8)
Amortization of transition obligation               4.4        4.7      4.8
Other amortization                                  0.7        0.6      0.7
                                                  -----      -----    -----

  Net periodic postretirement benefit cost         14.6       14.3     16.9
  Deferred for future recovery                       -        (0.8)    (4.4)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $ 14.6     $ 13.5   $ 12.5
                                                  =====      =====    =====

GPU, Inc. and Subsidiary Companies

Met-Ed                                             1998       1997     1996
------                                             ----       ----     ----

Service cost                                     $  2.9     $  1.5   $  1.9
Interest cost                                      11.2       10.0      8.6
Expected return on plan assets                     (3.9)      (3.1)    (1.6)
Amortization of transition obligation               3.1        3.2      3.2
Other amortization                                  1.7        0.8      0.7
                                                  -----      -----    -----

  Net periodic postretirement benefit cost         15.0       12.4     12.8
  Deferred for future recovery                       -        (5.1)    (4.1)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $ 15.0     $  7.3   $  8.7
                                                  =====      =====    =====

Penelec

Service cost                                     $  2.0     $  1.5   $  2.7
Interest cost                                      15.1       13.7     14.1
Expected return on plan assets                     (8.9)      (6.6)    (4.6)
Amortization of transition obligation               4.8        4.8      5.4
Other amortization                                  1.4        0.6      0.9
                                                  -----      -----    -----

  Net periodic postretirement benefit cost         14.4       14.0     18.5
  Deferred for future recovery                       -          -        -
                                                  -----      -----    ------

   Postretirement benefit cost,
   net of deferrals                              $ 14.4     $ 14.0   $ 18.5
                                                  =====      =====    =====


    In 1998, the effect of decreasing the assumption relating to the long-term medical cost of managed care plans was partially offset by the effect of decreasing the discount rate assumption from 7% to 6.75% and resulted in a $40 million (JCP&L $12 million; Met-Ed $7 million; Penelec $5 million; Other $16 million) decrease in the benefit obligation as of December 31, 1998. In 1997, the effect of decreasing the discount rate assumption from 7.5% to 7% was partially offset by the effect of decreasing the ultimate long-term health care trend rate assumption from 6% to 5.5% and resulted in a $22 million (JCP&L $5 million; Met-Ed $6 million; Penelec $6 million; Other $5 million) increase in the benefit obligation as of December 31, 1997. The benefit obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 8% for those not eligible for Medicare and 6% for those eligible for Medicare, then decreasing gradually to 5.5% in 2004 and thereafter. These costs also reflect the implementation of an annual cost-cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% change in these assumed cost trend rates would increase or decrease the benefit obligation by $54.1 million (JCP&L $13.9 million; Met-Ed $11.4 million; Penelec $14.2 million; Other $14.6 million) or $72.6 million (JCP&L $17.8 million; Met-Ed $15.1 million; Penelec $18.6 million; Other $21.1 million), respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic postretirement health-care cost by $4.8 million (JCP&L $1.2 million; Met-Ed $1 million; Penelec $1.2 million; Other $1.4 million) or $7.6 million (JCP&L $1.9

GPU, Inc. and Subsidiary Companies

million; Met-Ed $1.6 million; Penelec $1.8 million; Other $2.3 million), respectively.

     The above net periodic postretirement benefit cost amount for 1998 excludes pre-tax charges of $20 million (JCP&L $6 million; Met-Ed $6 million; Penelec $7 million; Other $1 million), of which $12 million (JCP&L $3 million; Met-Ed $5 million; Penelec $4 million; Other $1 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998. The above net periodic postretirement benefit cost amount for 1996 excludes pre-tax charges to earnings of $52 million (JCP&L $26 million; Met-Ed $13 million; Penelec $13 million)resulting from early retirement programs in that year.

     In JCP&L's 1993 base rate proceeding, the NJBPU allowed JCP&L to collect $3 million annually for incremental postretirement benefit costs, charged to expense, and recognized as a result of FAS 106. Based on the final order, and in accordance with EITF Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises," JCP&L has deferred the amounts above that level. A 1997 Stipulation of Final Settlement (Final Settlement) allows JCP&L to recover and amortize the deferred balance at December 31, 1997 over a fifteen-year period. In addition, the Final Settlement allows JCP&L to recover current amounts accrued pursuant to FAS 106, including amortization of the transition obligation. Met-Ed has deferred the incremental postretirement benefit costs associated with the adoption of FAS 106 and in accordance with EITF Issue 92-12, as authorized by the PaPUC in its 1993 base rate order. In accordance with EITF Issue 92-12, effective January 1998, Met-Ed has ceased deferring these costs. The approximately one-third generation-related portion of the deferred balance at December 31, 1997 is to be recovered in rates over a twelve-year period pursuant to the PaPUC's Restructuring Orders. The remaining two-thirds for the transmission and distribution-related portion is to be amortized over a fourteen-year period beginning January 1999, pursuant to the Restructuring Orders. In 1994, Penelec determined that its FAS 106 costs, including costs deferred since January 1993, were not probable of recovery and charged those deferred costs to expense.

Savings Plans:

     GPU also maintains savings plans for substantially all employees. These plans provide for employee contributions up to specified limits and for various levels of employer matching contributions. The matching contributions for GPU were as follows:

                                                          (in millions)
Company                                             1998       1997     1996
-------                                             ----       ----     ----

JCP&L                                            $  2.8      $  2.4   $  2.8
Met-Ed                                              3.4         3.1      3.2
Penelec                                             1.6         1.3      1.4
Other                                               5.8         5.8      6.7
                                                  -----       -----    -----
  Total                                          $ 13.6      $ 12.6   $ 14.1
                                                  =====       =====    =====

GPU, Inc. and Subsidiary Companies

11. JOINTLY OWNED STATIONS

     Each participant in a jointly owned station finances its portion of the investment and charges its share of operating expenses to the appropriate expense accounts. The GPU Energy companies participated with nonaffiliated utilities in the following jointly owned stations at December 31, 1998:

                                                    Balance (in millions)
                                                    ---------------------
                                       %                       Accumulated
Station            Owner           Ownership     Investment    Depreciation
-------            -----           ---------     ----------    ------------
Homer City         Penelec            50           $453.1         $180.1
Conemaugh          Met-Ed             16.45         143.0           52.5
Keystone           JCP&L              16.67          91.0           25.4
Yards Creek        JCP&L              50             28.5            6.0
Seneca             Penelec            20             16.3            5.4


     In 1998, Penelec and New York State Electric & Gas Corporation (NYSEG) entered into definitive agreements with Edison Mission Energy to sell the Homer City Station. Also in 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies and FirstEnergy Corporation to sell substantially all their remaining fossil-fuel and hydroelectric generating facilities. For further details, see Note 13, Commitments and Contingencies.


12.  LEASES

     The GPU Energy companies' capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital leases at December 31, 1998 totaled $126 million (JCP&L $85 million; Met-Ed $27 million; Penelec $14 million), net of amortization of $298 million (JCP&L $177 million; Met-Ed $81 million; Penelec $40 million). Nuclear fuel capital leases at December 31, 1997 totaled $136 million (JCP&L $79 million; Met-Ed $38 million; Penelec $19 million), net of amortization of $251 million (JCP&L $151 million; Met-Ed $67 million; Penelec $33 million).

     The GPU Energy companies have nuclear fuel lease agreements with nonaffiliated fuel trusts. In 1998, the GPU Energy companies refinanced the Oyster Creek and TMI-1 nuclear fuel leases to provide for aggregate borrowings of up to $190 million ($90 million for Oyster Creek and $100 million for TMI-1) outstanding at any one time. Reductions in nuclear fuel financing costs are expected through the new credit facilities. It is contemplated that when consumed, portions of the presently leased material will be replaced by additional leased material. The GPU Energy companies are responsible for the disposal costs of nuclear fuel leased under these agreements. These nuclear fuel leases have initial terms of 364 days, and are renewable annually thereafter at the lender's option. Subject to certain conditions of termination, the GPU Energy companies are required to purchase all nuclear fuel then under lease at a price that will allow the lessor to recover its net investment. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1998, 1997 and 1996, these amounts were as follows:

GPU, Inc. and Subsidiary Companies

                                              (in millions)
Company                               1998         1997        1996
-------                               ----         ----        ----

JCP&L                               $   35        $   31     $   32
Met-Ed                                  14            12         16
Penelec                                  6             6          8
                                     -----         -----      -----
    Total                           $   55        $   49     $   56
                                     =====         =====      =====


Upon the closing of the sale of TMI-1 to AmerGen Energy Company, LLC (AmerGen), the GPU Energy companies will terminate the related fuel lease and pay all outstanding amounts due under the related credit facility.

     JCP&L and Met-Ed have sold and leased back substantially all of their respective ownership interests in the Merrill Creek Reservoir project. The minimum lease payments under these operating leases, which have remaining terms of 35 years, average approximately $3 million annually for each company. JCP&L and Met-Ed have agreed to sublease a portion of the Merrill Creek project to Sithe Energies and are currently investigating the extent to which they may be able to sublet additional interests in Merrill Creek. Management believes JCP&L and Met-Ed's remaining liability is a recoverable stranded cost. There can be no assurance as to the outcome of this matter.

     A subsidiary of GPU International has sold and leased back an electric cogeneration facility for an initial term of eleven years. For the years 1998, 1997 and 1996, the annual lease payments under this operating lease were approximately $11.5 million, $10 million and $10 million, respectively. The lease payments escalate annually, increasing to $16 million in year eleven.


13.  COMMITMENTS AND CONTINGENCIES

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

     The current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, combined with the ability of some customers to choose their energy suppliers, has created stranded costs in the electric utility industry. These stranded costs, while generally recoverable in a regulated environment, are at risk in a deregulated and competitive environment. The PaPUC's Restructuring Orders issued in 1998 granted Met-Ed and Penelec recovery of a substantial portion of their stranded costs. New Jersey legislation enacted in 1999, among other things, also provides for the recovery of stranded costs. See Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

     In 1997, Met-Ed and Penelec filed with the PaPUC their proposed restructuring plans to implement competition and customer choice in Pennsylvania. In June 1998, the PaPUC entered restructuring rate orders on the restructuring plans. As a result of the orders, Met-Ed and Penelec wrote-off in the second quarter of 1998, $320 million and $150 million pre-tax, respectively. Following appeals and extended negotiations, in October 1998, the PaPUC adopted Restructuring Orders, approving the Settlement Agreements

GPU, Inc. and Subsidiary Companies

entered into by Met-Ed, Penelec, the PaPUC and all but two of the intervenors in the restructuring proceedings who have appealed the Restructuring Orders. One of these appeals remains pending and is scheduled to be heard in April 1999. There can be no assurance as to the outcome of these appeals. In the third quarter, as a result of the Restructuring Orders, Met-Ed and Penelec reversed $313 million and $142 million pre-tax, respectively, of the write-offs recorded in the second quarter and recorded additional non-recurring charges of $38 million and $58 million pre-tax, for Met-Ed and Penelec, respectively. For additional information, see Note 5, Accounting for Extraordinary and Non-recurring Items.

     In 1997, the NJBPU released Phase II of the Energy Master Plan (NJEMP), which proposes that New Jersey electric utilities should have an opportunity to recover their stranded costs associated with generating capacity commitments and caused by electric retail competition, provided that they attempt to mitigate these costs.

     In 1997, JCP&L filed with the NJBPU its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the NJEMP. In this plan, JCP&L estimated that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis, was $1.6 billion excluding above-market generation costs related to Oyster Creek. These estimates are subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. JCP&L proposed recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers. At December 31, 1998, JCP&L's net investment in Oyster Creek was $682 million. Highlights of this plan are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

     In 1998, hearings on JCP&L's stranded cost and unbundled rate filings were completed before an Administrative Law Judge (ALJ) and a recommended decision was issued. See Competitive Environment and Rate Matters section of Management's Discussion and Analysis for highlights of the ALJ recommended decision. In 1999, legislation to deregulate New Jersey's electricity market was enacted which generally provides for, among other things, customer choice of electric generation supplier for all consumers beginning no later than August 1, 1999; a 5% rate reduction for all customers beginning August 1, 1999 with another 5% rate reduction to be phased in over the next three years (which must be maintained  for  one  year  after  the  end of the  three  year  phase-in);  the aggregation of electric generation service by a government or private aggregator; the unbundling of customer bills; the ability to recover stranded costs and the ability to securitize stranded costs. The NJBPU is expected to issue final decisions on JCP&L's stranded cost, unbundled rate and restructuring filings in the second quarter of 1999.

     The inability of JCP&L to recover its stranded costs in whole or in part could result in the recording of liabilities for above-market NUG costs, decommissioning costs, and write-downs of uneconomic generation plant and regulatory assets recorded in accordance with FAS 71 and EITF Issue 97-4. The inability to recover these stranded costs could have a material adverse effect on GPU's results of operations.

GPU, Inc. and Subsidiary Companies

     In October 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. These facilities, comprised of 26 operating stations, support organizations and development sites, total approximately 5,300 MW (JCP&L 1,900 MW; Met-Ed 1,300 MW; Penelec 2,100 MW) of capacity and have a net book value of approximately $1.1 billion (JCP&L $272 million; Met-Ed $283 million; Penelec $508 million) at December 31, 1998. The net proceeds from the sale will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of the GPUI Group.

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

     In November 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies and FirstEnergy Corporation to sell all their remaining fossil-fuel and hydroelectric generating facilities other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $604 million). The sales are expected to be completed in mid-1999, subject to the timely receipt of the necessary regulatory and other approvals.

     JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek. In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that, among other things, PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies was void and unenforceable. PSE&G subsequently commenced a lawsuit in New Jersey Superior Court requesting, among other things, that JCP&L be directed to sell its ownership interest to PSE&G in accordance with the 1964 agreement as well as injunctive relief and damages. In January 1999, the Court granted motions filed by JCP&L and the NJBPU and dismissed PSE&G's complaint on the grounds that the NJBPU had primary jurisdiction in the matter. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its December 31, 1998 book value of $22 million. There can be no assurance of the outcome of this matter.

Nonutility Generation Agreements:

     Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. The following table shows actual payments from 1996 through 1998, and estimated payments from 1999 through 2003.

GPU, Inc. and Subsidiary Companies

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

   *  1996                 $730       $370        $168         $192
   *  1997                  759        384         172          203
   *  1998                  788        403         174          211
      1999                  798        399         170          229
      2000                  816        404         169          243
      2001                  805        413         166          226
      2002                  819        425         169          225
      2003                  827        422         173          232
*    Actual.

     As of December 31, 1998, NUG facilities covered by agreements having 1,687 MW (JCP&L 918 MW; Met-Ed 364 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The GPU Energy companies' future supply plan will likely focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements for facilities currently in operation are substantially in excess of current and projected prices from alternative sources.

     The 1998 PaPUC Restructuring Orders and the legislation in New Jersey provide for full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Final Settlement which, among other things, provides for the recovery of costs associated with the buyout of the Freehold Cogeneration project. The Final Settlement provides for recovery through the LEAC of buyout costs up to $130 million, and 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement. The NJBPU approved the cost recovery on an interim basis subject to refund, pending further review by the NJBPU. There can be no assurance as to the outcome of this matter.

GPU, Inc. and Subsidiary Companies

     In 1998, Met-Ed and Penelec entered into definitive buyout agreements with two NUG project developers. These agreements are contingent upon Met-Ed and Penelec obtaining a final and non-appealable PaPUC order allowing for the full recovery of the buyout payments through retail rates. The Restructuring Orders established terms and conditions that would enable the buyout agreements to proceed; however, until appeals to the Restructuring Orders are resolved, there can be no assurance as to the outcome of these matters.

     JCP&L has contracts through 2002 to purchase between 5,250 GWH and 5,450 GWH of electric generation per year at an average annual cost of $410 million. The prices during this period are estimated to escalate approximately 0.9% annually on a unit cost (cents/KWH) basis. From 2003 through 2008, JCP&L has contracts to purchase between 5,000 GWH and 5,300 GWH of electric generation per year at an average annual cost of $429 million. The prices during this period are estimated to escalate approximately 1.9% annually. After 2008, when major contracts begin to expire, purchases steadily decline to approximately 1,180 GWH in 2014. The contract unit cost is estimated to escalate approximately 2.6% annually from 2009 through 2014, with a total average annual cost of $229 million during this period. All of JCP&L's contracts will have expired by the end of 2020.

     Met-Ed has contracts through 2008 to purchase between 2,200 GWH and 2,400 GWH of electric generation per year at an average annual cost of $173 million. The prices during this period are estimated to escalate approximately 2.0% annually on a unit cost basis. From 2009 through 2012, Met-Ed is forecast to purchase between 1,800 GWH and 2,200 GWH of electric generation per year at an average annual cost of $173 million. During this period, the prices are estimated to decrease approximately 0.7% annually on a unit cost basis. After 2012, Met-Ed's remaining contracts expire rapidly through 2016; thereafter, they remain constant until the expiration of the last contract in 2020.

     Penelec has contracts through 2010 to purchase between 3,250 GWH and 3,500 GWH of electric generation per year at an average annual cost of $237 million. The prices during this period are estimated to escalate approximately 1.2% annually on a unit cost basis. From 2011 through 2018, purchases decline from approximately 2,600 GWH to approximately 1,350 GWH in 2018. The contract unit cost is estimated to decrease approximately 0.1% annually from 2011 through 2018, with a total average annual cost of $154 million during this period. After 2018, Penelec's remaining contracts expire rapidly through 2020.

     The GPU Energy companies are recovering certain of their NUG costs (including certain buyout costs) from customers. The Restructuring Orders provide assurance of full recovery of these costs for Met-Ed and Penelec. Met-Ed and Penelec recorded a liability of $1.8 billion (Met-Ed $0.8 million; Penelec $1.0 million) for their above-market NUG costs, which is fully offset by Regulatory assets, net on the Consolidated Balance Sheets. The restructuring legislation in New Jersey includes provisions for the recovery of costs under NUG agreements and NUG buyout costs. (See Competitive Environment and Rate Matters section, Management's Discussion and Analysis for additional discussion.)

GPU, Inc. and Subsidiary Companies

Regulatory assets, net:
-----------------------

     In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders which, among other things, essentially remove from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of Met-Ed and Penelec's operations will continue to be subject to the provisions of FAS 71. See Note 5, Accounting for Extraordinary and Non-recurring Items.

     JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 and EITF Issue 97-4 for its electric generation operations no later than its receipt of NJBPU approval of its restructuring plans, which is expected in the second quarter of 1999.

     Regulatory assets, net as reflected in the December 31, 1998 and 1997 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:


GPU, Inc. and Subsidiaries                             (in thousands)
--------------------------                             --------------
                                                     1998           1997
                                                     ----           ----

Competitive transition charge per PaPUC Order     $1,023,815     $        -
                                                   =========      =========

Other regulatory assets, net:
Reserve for generation divestiture (JCP&L)        $  136,804     $        -
Phase II reserve for
  generation divestiture (Met-Ed and Penelec)      1,356,580             -
Income taxes recoverable through future rates        449,638        510,680
Income taxes refundable through future rates         (52,701)       (89,247)
Net investment in TMI-2                               65,787         83,951
TMI-2 decommissioning costs                          119,571        257,180
Nonutility generation contract buyout costs          123,208        245,568
Unamortized property losses                           80,287         99,532
Other postretirement benefits                         73,770         89,569
Environmental remediation                             50,214         90,308
N.J. unit tax                                         33,244         39,797
Unamortized loss on reacquired debt                   32,247         40,489
Load and demand-side management programs              12,568         23,164
DOE enrichment facility decommissioning               28,956         33,472
Nuclear fuel disposal fee                             21,092         21,512
Storm damage                                          30,166         31,097
Deferred nonutility generation costs
  not in current rates                               (16,067)        24,857
Future nonutility generation costs not in CTC        369,290              -
Public utility realty taxes (PURTA)                    8,060              -
Other regulatory liabilities                         (50,319)       (13,959)
Other regulatory assets                               10,018         59,508
                                                   ---------      ---------
     Total other regulatory assets, net           $2,882,413     $1,547,478
                                                   =========      =========

GPU, Inc. and Subsidiary Companies

JCP&L
-----
                                                       (in thousands)
                                                       --------------
                                                     1998           1997
                                                     ----           ----
Other regulatory assets, net:
Reserve for generation divestiture                $  136,804     $        -
Income taxes recoverable through future rates        172,752        128,111
Income taxes refundable through future rates         (35,535)       (37,759)
Net investment in TMI-2                               65,787         75,541
TMI-2 decommissioning costs                           19,192         30,024
Nonutility generation contract buyout costs          120,708        140,500
Unamortized property losses                           80,287         94,726
Other postretirement benefits                         46,486         49,807
Environmental remediation                             50,214         61,324
N.J. unit tax                                         33,244         39,797
Unamortized loss on reacquired debt                   25,981         28,729
Load and demand-side management programs              12,568         23,164
DOE enrichment facility decommissioning               18,049         21,223
Nuclear fuel disposal fee                             21,092         23,781
Storm damage                                          30,166         31,097
Other regulatory liabilities                         (49,840)       (11,467)
Other regulatory assets                                5,930         37,878
                                                   ---------      ---------
     Total other regulatory assets, net           $  753,885     $  736,476
                                                   =========      =========


Met-Ed
------


Competitive transition charge per PaPUC Order     $  680,213     $        -
                                                   =========      =========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                          $  421,807     $        -
Income taxes recoverable through future rates        133,585        178,927
Income taxes refundable through future rates         (10,804)       (21,749)
Net investment in TMI-2                                    -          1,187
TMI-2 decommissioning costs                           68,091        145,103
Nonutility generation contract buyout costs            2,500         76,368
Unamortized property losses                                -          2,650
Other postretirement benefits                         27,284         39,762
Environmental remediation                                  -          4,121
Unamortized loss on reacquired debt                    3,023          5,329
DOE enrichment facility decommissioning                7,409          8,166
Nuclear fuel disposal fee                                  -         (1,511)
Deferred nonutility generation costs
  not in current rates                                (7,746)        10,265
Future nonutility generation costs not in CTC        271,270              -
Public utility realty taxes (PURTA)                    3,699              -
Other regulatory liabilities                             (83)        (2,446)
Other regulatory assets                                1,899          4,515
                                                   ---------      ---------
     Total other regulatory assets, net           $  921,934     $  450,687
                                                   =========      =========

GPU, Inc. and Subsidiary Companies

Penelec                                                  (in thousands)
-------                                                  --------------
                                                     1998           1997
                                                     ----           ----

Competitive transition charge per PaPUC Order     $  343,602     $        -
                                                   =========      =========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                             934,773             -
Income taxes recoverable through future rates        143,301        203,642
Income taxes refundable through future rates          (6,362)       (29,739)
Net investment in TMI-2                                    -          7,223
TMI-2 decommissioning costs                           32,288         82,053
Nonutility generation contract buyout costs                -         28,700
Unamortized property losses                                -          2,156
Environmental remediation                                  -         24,863
Unamortized loss on reacquired debt                    3,243          6,431
DOE enrichment facility decommissioning                3,498          4,083
Nuclear fuel disposal fee                                  -           (758)
Deferred nonutility generation costs
  not in current rates                                (8,321)        14,592
Future nonutility generation costs not in CTC         98,020              -
Public utility realty taxes (PURTA)                    4,361              -
Other regulatory liabilities                            (396)           (46)
Other regulatory assets                                2,189         17,115
                                                   ---------      ---------
     Total other regulatory assets, net           $1,206,594     $  360,315
                                                   =========      =========


Competitive transition charge: Represents the stranded cost recovery amounts allowed by the PaPUC, which are to be collected from customers of Met-Ed and Penelec, beginning January 1, 1999, over 12-year and 11-year transition periods, respectively, except for above-market NUG costs which will be recovered over the lives of the related power purchase contracts. The CTC amounts will be adjusted in a Phase II rate restructuring order, after divestiture of the generation assets is complete. Stranded costs, as defined by the Pennsylvania Customer Choice Act, include an electric utility's known and measurable generation-related costs, which would have been recoverable in the former regulated market, but are not recoverable in a competitive electric generation market.

Reserve for generation  divestiture (JCP&L):  Represents generation  divestiture
shortfall  which  is  probable  of  recovery  in  future  rates,   inclusive  of
divestiture transaction costs.

Phase II reserve for generation divestiture (Met-Ed and Penelec): Represents generation divestiture CTC shortfall to be addressed in a Phase II rate restructuring order, inclusive of future closure costs of various ash disposal sites; amounts related to the remediation of Penelec's Seward station property; costs for a voluntary enhanced retirement program offered to all or certain Genco employees; certain income tax-related items; and divestiture transaction costs.

Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

GPU, Inc. and Subsidiary Companies

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

Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982 (NWPA).

Storm damage: Relates to incremental noncapital costs associated with various storms in the JCP&L service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amortization amount is included in JCP&L's retail base rates and is charged to expense.

GPU, Inc. and Subsidiary Companies

Deferred nonutility generation costs not in current rates: Represents NUG operating costs which are not reflected in Met-Ed and Penelec's current rates, for which rate recovery has been assured (see Management's Discussion and Analysis - Competitive Environment and Rate Matters).

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


                               ACCOUNTING MATTERS
                               ------------------

     In 1998, Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. To comply with this statement, GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU expects to adopt this statement in the first quarter of 2000. GPU is in the process of evaluating the impact of FAS 133.

      In 1998, the FASB's EITF issued guidance on accounting for energy contracts with EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 addresses whether certain types of contracts for the sale and purchase of energy commodities should be marked to market or accounted for under accrual accounting. GPU will adopt EITF Issue 98-10 in the first quarter of 1999. The adoption of EITF Issue 98-10 is not expected to have a material impact on GPU's financial position or results of operations.

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

     The restructuring proceeding in New Jersey could result in substantial disallowance of certain capital additions; the disallowance of certain stranded costs; reduction in cost of capital allowances on certain elements of plant and cost deferrals; and tariff rate unbundling reflecting an allocation of costs to the transmission and distribution activities lower than that

GPU, Inc. and Subsidiary Companies

proposed by JCP&L. Management believes that the outcome of that proceeding could have a material adverse effect on GPU's future earnings.


                               NUCLEAR FACILITIES
                               ------------------

    The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At December 31, 1998 and 1997, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (in millions)
                                 ----------------------------
                                   TMI-1     Oyster Creek
                                   -----     ------------
           1998
           ----

           JCP&L                   $ 18           $682
           Met-Ed                    36             -
           Penelec                   17             -
                                    ---            ---
             Total                 $ 71           $682
                                    ===            ===


           1997
           ----

           JCP&L                   $155           $701
           Met-Ed                   300             -
           Penelec                  147             -
                                    ---            ---
             Total                 $602           $701
                                    ===            ===


     The GPU Energy companies' net investment in TMI-2 at December 31, 1998 was $66 million for JCP&L and $84 million, (JCP&L $76 million, Met-Ed $1 million; Penelec $7 million) at December 31, 1997. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively.

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

GPU, Inc. and Subsidiary Companies

nuclear facilities may be adequately insured or insurable. Consequently, the recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. (See Competition and the Changing Regulatory Environment.)

     In addition to the continued operation of the Oyster Creek facility, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable. (See Management's Discussion and Analysis - Competitive Environment and Rate Matters.)

     In October 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen, a joint venture between PECO Energy and British Energy. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

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

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the Nuclear Regulatory Commission
(NRC) for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million (JCP&L $7.5 million; Met-Ed $5 million; Penelec $2.5 million).

     In 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

GPU, Inc. and Subsidiary Companies

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

     In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed all of the 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs have appealed the District Court's ruling to the Court of Appeals for the Third Circuit, before which the matter is pending. There can be no assurance as to the outcome of this litigation.

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

     In 1990, the GPU Energy companies submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. Under the NRC regulations, the funding targets (in 1998 dollars) for TMI-1, TMI-2, and Oyster Creek are as follows:

                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

JCP&L                                   $ 67       $106        $328
Met-Ed                                   134        214           -
Penelec                                   67        106           -
                                         ---        ---         ---
   Total                                $268       $426        $328
                                         ===        ===         ===

The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the NRC regulations address

GPU, Inc. and Subsidiary Companies

activities related to the removal of the radiological portions of the plants, they do not address costs related to the removal of nonradiological structures and materials.

    A consultant to GPUN performed  site-specific studies of TMI-1 (1995), TMI-2
(1995) and Oyster Creek (1995 and 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the site-specific studies, assuming decommissioning at the end of the plants' license terms, are as follows (in 1998 dollars):

                                              (in millions)
                                                               Oyster
                                        TMI-1      TMI-2       Creek
                                        -----      -----       -----

Radiological decommissioning            $346       $421        $572
Nonradiological cost of removal           85         34 *        31
                                         ---        ---         ---
   Total                                $431       $455        $603
                                         ===        ===         ===

* Net of $12.3 million spent as of December 31, 1998.

     Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

     The 1995 Oyster Creek site-specific study was updated in response to the previously announced potential early closure of the plant in the year 2000. An early shutdown would increase the retirement costs shown above to $611 million ($580 million for radiological decommissioning and $31 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982 (see Other Commitments and Contingencies).

     In October 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. The agreements provide, among other things, that upon closing, the GPU Energy companies will fund the TMI-1 decommissioning trusts up to $320 million and AmerGen will assume all TMI-1 decommissioning liabilities. If all the necessary regulatory approvals, as well as certain Internal Revenue Service rulings, are obtained, the transfer of all the TMI-1 decommissioning liabilities and expenses to AmerGen will take place at the financial closing.

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

GPU, Inc. and Subsidiary Companies

collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.


TMI-1 and Oyster Creek:

     The Final Settlement approved by the NJBPU in 1997 has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $5.2 million and $22.5 million, respectively. These annual revenues are based on the 1995 site-specific study estimates.

    The PaPUC has granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and the 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. In the Restructuring Orders, the PaPUC granted recovery of an interim level of TMI-1 decommissioning costs as part of the CTC. This amount will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the generation asset divestiture are determined.

     The amounts charged to depreciation expense in 1998 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

                                         (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Amount expensed in 1998:
   JCP&L                                $  5       $ 22
   Met-Ed                                  9          -
   Penelec                                 4          -
                                         ---        ---
     Total                              $ 18       $ 22
                                         ===        ===


Accumulated depreciation
 provision at December 31, 1998:
   JCP&L                                $ 49       $273
   Met-Ed                                 74          -
   Penelec                                35          -
                                         ---        ---
     Total                              $158       $273
                                         ===        ===


    Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:

    The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 1998 and 1997 are as follows:

GPU, Inc. and Subsidiary Companies

                                           (in millions)

                                Total      JCP&L         Met-Ed      Penelec
                                -----      -----         ------      -------

1998                            $484       $121          $242        $121
1997                            $449       $112          $225        $112

These amounts are based upon the 1995 site-specific study estimates (in 1998 and 1997 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million ) for 1998 and $16 million (JCP&L $4 million; Met-Ed $8 million; Penelec $4 million) for 1997, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand ; Penelec $450 thousand).

     Offsetting the $484 million liability at December 31, 1998 is $252 million (JCP&L $23 million; Met-Ed $147 million; Penelec $82 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $266 million (JCP&L $103 million; Met-Ed $120 million; Penelec $43 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense in 1998 amounted to $13 million (JCP&L $2 million; Met-Ed $10 million; Penelec $1 million).

     The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific estimates. In addition, JCP&L is recovering its share of TMI-2's incremental monitored storage costs. The PaPUC Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC, but also allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC.

     At December 31, 1998, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $75 million (JCP&L $19 million; Met-Ed $37 million; Penelec $19 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1998 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $75 million accident-related portion referred to above.

     JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, and Met-Ed and Penelec intend to seek recovery for any increases in the nonaccident-related portion of such costs, but recognize that recovery cannot be assured.

GPU, Inc. and Subsidiary Companies

                                    INSURANCE
                                    ---------

     GPU has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that GPU will maintain all existing insurance coverages, some of which will change as certain generating assets are sold. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of GPU.

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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $9.8 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $88 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.8 million (JCP&L $16.9 million; Met-Ed $6.6 million; Penelec $3.3 million) in any one year under insurance policies applicable to nuclear operations and facilities.

     The GPU Energy companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after a 17-week waiting period at $3.5 million per week, and after 23 weeks of an outage, continues for three years beginning at $1.8 million and $2.6 million per week for the first year for Oyster Creek and TMI-1, respectively, decreasing to 80% of such amounts for years two and three.

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

GPU, Inc. and Subsidiary Companies

used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities.

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies have spent $242 million (JCP&L $44 million; Met-Ed $95 million; Penelec $103 million) to date. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the NOx reductions proposed by the Ozone Transport Commission
(OTC), and in December 1997, the New Jersey Department of Environmental Protection developed a proposal with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve these state implementation plans, and that as a result, they would expect to spend an estimated $0.6 million (JCP&L $30 thousand; Met-Ed $340 thousand; Penelec $200 thousand) in 1999 to meet the seasonal reductions agreed upon by the OTC. In July 1997 and October 1998 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld. Moreover, the timing and amounts of expenditures under the Clean Air Act will be dependent upon the timing of the sales of the related generating facilities.

    GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites (in some cases, more than one company is named for a given site):

         JCP&L       MET-ED    PENELEC      GPUN      GPU, INC.   TOTAL
         -----       ------    -------      ----      ---------   -----

            8         4          2           1           1          13

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

    In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake). According to the complaint, the EPA is seeking up

GPU, Inc. and Subsidiary Companies

to $0.5 million in past costs, $4.2 million for work in connection with the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. In December 1997, the Court refused to dismiss the complaint; GPU, Inc. has requested that the Court reconsider its decision. The parties continue to engage in settlement discussions. There can be no assurance as to the outcome of these proceedings.

    Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, that establishes a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at December 31, 1998. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $12 million at December 31, 1998.

    In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at December 31, 1998. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in July 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a regulatory asset of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at December 31, 1998.

    JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1998, JCP&L has spent approximately $32 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

GPU, Inc. and Subsidiary Companies

    In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU as part of the Final Settlement. At December 31, 1998, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites. Pretrial discovery is continuing.

                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

GPUI Group:
-----------

    At December 31, 1998, the GPUI Group had investments totaling approximately $1.2 billion in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, the GPUI Group faces additional risks inherent to operating in such locations, including foreign currency fluctuations (see Management's Discussion and Analysis - GPUI Group).

    At December 31, 1998, GPU, Inc.'s aggregate investment in the GPUI Group was $590 million; GPU, Inc. has also guaranteed up to an additional $761 million of GPUI Group obligations. Of this amount, $735 million is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at December 31, 1998, and $26 million relates to various other obligations of the GPUI Group.

    Midlands has invested in a power project in Pakistan (Uch Power Project) which was originally scheduled to begin commercial operation in late 1998. The Uch Power Project is a 586 MW facility of which Midlands is a 40% owner. Construction of the Uch Power Project is complete, but commercial operation has been delayed pending resolution of a dispute with the Pakistani government. In July 1998, the Pakistani government-owned utility issued a notice of intent to terminate certain key project agreements. The notice asserted that various forms of corruption were involved in the original granting of the agreements to the Uch investors by the predecessor Pakistani government. The Uch investors, including Midlands, strongly deny the allegations and are continuing to explore remedies to the situation. GPU Electric believes that similar notices were received by a number of other independent power projects in Pakistan. In December 1998, the Pakistani government offered to withdraw these notices.

    Through its 50% ownership in Midlands, GPU Electric's current investment in the Uch Power Project is approximately $32 million, and project lenders could require GPU Electric to make additional capital contributions to the project of approximately $12 million under certain conditions. There can be no assurance as to the outcome of this matter.

    Lake Cogen, Ltd. (Lake), an independent power project owned by GPU International, is pursuing legal proceedings against Florida Power Corporation
(FPC) to resolve an ongoing disagreement involving the pricing under the power purchase agreement between Lake and FPC. GPU International's total investment

GPU, Inc. and Subsidiary Companies

in Lake, including guaranteed lease payments, is approximately $21 million. A court decision is expected in February 1999. There can be no assurance as to the outcome of this proceeding.

Other:
------

    GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $436 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $58 million) during 1999.

    The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests. The contracts, which expire at various dates between 1999 and 2007, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $212 million (JCP&L $27 million; Met-Ed $57 million; Penelec $128 million) for 1999. These contracts will be assumed by Sithe Energies, upon the closing of its purchase of the GPU Energy companies' fossil generation facilities.

     JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements provide for up to 629 MW in 1999, declining to 445 MW in 2000 through 2003 and 345 MW in 2004 when the final agreement expires. Payments pursuant to these agreements are estimated to be $114 million in 1999, $91 million in 2000, $99 million in 2001, $109 million in 2002, $113 million in 2003 and $48 million in 2004.

     In accordance with the NWPA, the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. Following its purchase of TMI-1, AmerGen will assume liabilities for disposal costs related to spent fuel generated after the sale. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In January 1997, the GPU Energy companies, along with other electric utilities and state agencies, petitioned the U.S. Court of Appeals to, among other things, permit utilities to cease payments into the Federal Nuclear Waste Fund until the DOE complies with the NWPA. In November 1997, the Court denied this request. The DOE's inability to accept spent nuclear fuel could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

GPU, Inc. and Subsidiary Companies

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste disposal facility in New Jersey, which was expected to commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility was estimated to be $58 million. Through December 31, 1998, GPUN has made payments of $6 million. JCP&L is recovering the costs to construct this facility from customers, and $27 million has been collected to date. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is in the process of determining what activities are required by law to be continued, and the level of funding required to support these activities. The Siting Board intended to return the unused funds to the generators, but the Governor has overruled this decision. Legislation is pending in New Jersey, however, that would mandate returning the unused funds to the generators, of which GPUN's share is approximately $2.6 million. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

     Pennsylvania, Delaware, Maryland and West Virginia have established the Appalachian Compact to construct a facility for the disposal of low-level radwaste in those states, including low-level radwaste from TMI-1. To date, pre-construction costs of $33 million, out of an estimated $88 million, have been paid. Eleven nuclear plants have so far shared equally in the pre-construction costs; GPUN has contributed $3 million on behalf of TMI-1. Pennsylvania has suspended the search for a low-level radwaste disposal site in the state. GPUN cannot determine at this time what effect, if any, this may have on its operations.

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

     At December 31, 1998, GPU, Inc. and consolidated affiliates had 8,957 employees worldwide (JCP&L 2,258; Met-Ed 2,654; Penelec 1,780; GPUI Group 454; all other companies 1,811), of which 8,611 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which approximately 4,650 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire in 1999, 2000 and 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires in 2001.

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

GPU, Inc. and Subsidiary Companies

position or results of operations, there can be no assurance that this will continue to be the case.


14. GPUI GROUP EQUITY INVESTMENTS

     The GPUI Group uses the equity method of accounting for investments in which it has the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method at December 31, 1998 follow:

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


     Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both the GPUI Group's ownership interests and the non-ownership interests, is as follows:

Balance Sheet Data (in thousands)
---------------------------------

                                                 1998               1997
                                             -----------        ------------

Current Assets                               $   657,396        $   675,051
Noncurrent Assets                              6,113,529          6,534,586
Current Liabilities                           (1,750,590)        (1,570,071)
Noncurrent Liabilities                        (3,427,785)        (4,288,418)
                                              ----------         ----------
     Net Assets                              $ 1,592,550        $ 1,351,148
                                              ==========         ==========

GPU International Group's
  Equity in Net Assets                       $   708,808        $   641,173
                                              ==========         ==========

GPU, Inc. and Subsidiary Companies

Earnings Data (in thousands)
                                                1998        1997      1996
                                             ---------------------------------
Revenues                                    $ 2,803,702  $2,931,065 $1,869,038
Operating Income                            $   443,742  $  410,217 $  266,337
Net Income/(Loss)                           $   170,568  $  (28,480)$   70,346
Cash Distributions Received                 $    27,391  $   42,762 $    9,987

GPU International Group's Equity in
  Net Income/(Loss)                         $    72,012  $  (27,100)$   33,981

     As of December 31, 1998 and 1997, GPUI Group equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) of approximately $18.5 million and $66 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1.6 million, $3.6 million and $1.6 million, respectively. In January 1998, GPU Electric sold its 50% stake in Solaris Power. As a result of the sale, the GPUI Group recorded a decrease in goodwill of $41.2 million and an after-tax gain on the sale of $18.3 million. Also in 1998, $4.7 million of goodwill related to the Lake Cogeneration project was transferred to retained earnings since the investment in this project is no longer accounted for under the equity method of accounting.


15. SEGMENT INFORMATION

     In 1997, GPU adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment and geographic area. For the purpose of providing segment information, the GPU Energy companies consist of the three domestic electric utility companies serving customers in Pennsylvania and New Jersey, as well as Genco, GPUN, GPU Telcom and GPUS. The GPUI Group develops, owns, operates, and funds the acquisition of generation, transmission and distribution facilities worldwide. For information related to the GPUI Group's acquisitions, see Note 6, Acquisitions. GPU AR is involved in retail energy sales. Corporate represents the activities of GPU, Inc., a registered holding company. GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's segment information is as follows:

GPU, Inc. and Subsidiary Companies

Earnings Segment Data (in thousands)
                                                      Depreciation
                                          Operating       and      Operating
1998                                      Revenues    Amortization   Income
----                                      ---------   ------------ ---------

Domestic:
   GPU Energy companies                   $3,953,254  $  469,623  $  549,579
   GPUI Group*                               178,459      13,175      27,887
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (108,998)     (8,615)    (27,961)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
   GPU AR                                     10,938           -      (2,285)
   Corporate                                       -           -      (4,713)
                                           ---------   ---------   ---------
        Subtotal                           4,033,653     474,183     542,507
                                            --------   ---------   ---------
Foreign: (GPUI Group only)
   Australia                                 181,059      40,841     106,112
   United Kingdom*                         1,202,653      58,352     143,977
   Other*                                     66,473      14,732      15,221
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                       (1,235,046)    (66,014)   (149,979)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
                                           ---------   ---------   ---------
        Subtotal                             215,139      47,911     115,331
                                           ---------   ---------   ---------

Consolidated Total                        $4,248,792  $  522,094  $  657,838
                                            ========   =========   =========

                                              Other   Interest and
                                           Income and   Preferred
1998                                       Deductions   Dividends  Net Income
----                                       ----------   ---------  ----------

Domestic:
   GPU Energy companies                   $   21,982  $  241,886  $  303,920
   GPUI Group*                                 2,659      18,924      11,622
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                            1,706     (18,732)     (7,523)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                 7,523           -       7,523
   GPU AR                                         54           -      (2,231)
   Corporate                                    (672)      6,433     (11,818)
                                           ---------------------   ---------
        Subtotal                              33,252     248,511     301,493
                                           ----------  ---------   ---------
Foreign: (GPUI Group only)
   Australia                                  21,000     108,227      18,885
   United Kingdom*                             9,529     116,257      37,249
   Other*                                      2,646      13,197       2,499
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                          (11,470)    (96,960)    (64,489)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                64,489           -      64,489
                                           ---------   ---------   ---------
        Subtotal                              86,194     140,721      58,633
                                           ---------   ---------   ---------
Consolidated Total                        $  119,446  $  389,232  $  360,126
                                           =========   =========   =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

GPU, Inc. and Subsidiary Companies

                                                      Depreciation
                                          Operating       and       Operating
1997                                      Revenues    Amortization   Income
----                                      ---------   ------------  ---------

Domestic:
   GPU Energy companies                   $4,043,800  $  451,009  $  632,951
   GPUI Group*                               154,135       9,782      21,764
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (115,408)     (9,004)    (23,918)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
   GPU AR                                      1,339           -      (4,785)
   Corporate                                       -           -      (8,493)
                                           ---------   ---------   ---------
   Subtotal                                4,083,866     451,787     617,519
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                175,888      18,571      58,486
   United Kingdom*                         1,105,502      28,286     137,805
   Other*                                     55,801      12,905      12,021
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                       (1,277,678)    (43,835)   (178,713)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
                                           ---------   ---------   ---------
        Subtotal                              59,513      15,927      29,599
                                           ---------   ---------   ---------

Consolidated Total                        $4,143,379  $  467,714  $  647,118
                                           =========   =========   =========

                                             Other    Interest and
                                          Income and    Preferred
1997                                      Deductions    Dividends  Net Income
----                                      ----------    ---------  ----------

Domestic:
   GPU Energy companies                   $    4,094  $  249,015  $  388,030
   GPUI Group*                               (12,733)     22,393     (13,362)
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                            7,930     (21,792)      5,804
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                (5,804)          -      (5,804)
   GPU AR                                          3           -      (4,782)
   Corporate                                    (136)      5,649     (14,278)
                                           ---------   ---------   ---------
        Subtotal                              (6,646)    255,265     355,608
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                    541     46,396       12,631
   United Kingdom*                           (51,018)   117,624      (30,837)
   Other*                                      4,792     17,777       (2,301)
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                           82,268   (117,741)      21,296
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                               (21,296)          -     (21,296)
                                           ---------   ---------   ---------
        Subtotal                              15,287      64,056     (20,507)
                                           ---------   ---------   ---------

Consolidated Total                        $    8,641  $  319,321  $  335,101
                                           =========   =========   =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

GPU, Inc. and Subsidiary Companies

                                                      Depreciation
                                          Operating       and       Operating
1996                                      Revenues    Amortization   Income
-----                                     ---------   ------------  ----------

Domestic:
   GPU Energy companies                   $3,918,089  $  400,253  $  517,915
   GPUI Group*                               121,721       9,229      23,652
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (104,890)     (8,327)    (21,605)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
   GPU AR                                          -           -           -
   Corporate                                       -           -      (9,636)
                                           ---------   ---------   ---------
   Subtotal                                3,934,920     401,155     510,326
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                150,044       9,048      25,639
   United Kingdom*                           570,042      15,628      58,474
   Other*                                     52,572       9,156      10,233
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                          (736,867)   (27,315)    (86,406)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                     -           -           -
                                           ---------   ---------   ---------
        Subtotal                              35,791       6,517       7,940
                                           ---------   ---------   ---------

Consolidated Total                        $3,970,711  $  407,672  $  518,266
                                           =========   =========   =========

                                             Other    Interest and
                                          Income and    Preferred
1996                                      Deductions    Dividends  Net Income
----                                      ----------    ---------  ----------

Domestic:
   GPU Energy companies                   $    6,099  $  235,066  $  288,948
   GPUI Group*                                 2,560      18,415       7,797
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                            4,614     (17,601)        610
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                (1,993)          -      (1,993)
   GPU AR                                          -           -           -
   Corporate                                     413       5,114     (14,337)
                                           ---------   ---------   ---------
        Subtotal                              11,693     240,994     281,025
                                           ---------   ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                   (930)     25,311        (602)
   United Kingdom*                            10,166      59,862       8,778
   Other*                                      4,398       5,881       6,049
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                           (8,651)    (62,185)    (32,872)
   Add: Equity in undistributed earnings
     of affiliates, net on the income
     statement                                35,974           -      35,974
                                           ---------   ---------   ---------
        Subtotal                              40,957      28,869      17,327
                                           ---------   ---------   ---------

Consolidated Total                        $   52,650  $  269,863  $  298,352
                                           =========   =========   =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

GPU, Inc. and Subsidiary

Balance Sheet Segment Data (in thousands)
                                            Current   Noncurrent    Current
1998                                         Assets     Assets    Liabilities
----                                        --------  ----------  -----------

Domestic:
   GPU Energy companies                   $  807,973  $12,475,608 $1,205,733
   GPUI Group*                               126,321      412,953     58,343
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                          (51,046)    (202,985)   (17,271)
   Add: GPUI Group equity investments
     included on the balance sheet                 -       80,614          -
   GPU AR                                      2,358          115      2,222
   Corporate                                   5,001        6,672    140,132
                                           ---------   ---------- ----------
        Subtotal                             890,607   12,772,977  1,389,159
                                           ---------   ----------  ---------
Foreign: (GPUI Group only)
   Australia                                  91,112    1,690,018    561,562
   United Kingdom*                           142,854    2,213,350    836,431
   Other*                                    136,822      385,836     54,366
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (198,986)  (2,437,992)  (833,658)
   Add: GPUI Group equity investments
     included on the balance sheet                 -      601,511          -
                                           ---------   ----------  ---------
        Subtotal                             171,802    2,452,723    618,701
                                           ---------   ----------  ---------

Consolidated Total                        $1,062,409  $15,225,700 $2,007,860
                                           =========   ==========   ========


                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
1998                                         Debt     Liabilities Expenditures
----                                         ----     ------------------------

Domestic:
   GPU Energy companies                   $2,368,870   $6,211,677 $  328,418
   GPUI Group*                               188,774      218,998     31,574
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (188,774)     (19,968)   (10,199)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -          -
   GPU AR                                          -          158         34
   Corporate                                       -        1,360          -
                                           ---------    ---------  ---------
        Subtotal                           2,368,870    6,412,225    349,827
                                           ---------     --------  ---------
Foreign: (GPUI Group only)
   Australia                               1,060,877       46,397     58,549
   United Kingdom*                         1,116,144      204,680     50,092
   Other*                                    188,928       57,032     60,096
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (909,235)    (213,295)   (50,341)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -          -
                                           ---------    ---------  ---------
        Subtotal                           1,456,714       94,814    118,396
                                           ---------    ---------  ---------

Consolidated Total                        $3,825,584   $6,507,039 $  468,223
                                            ========    =========  =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

GPU, Inc. Subsidiary Companies

                                            Current    Noncurrent    Current
1997                                         Assets      Assets    Liabilities
----                                        --------   ----------  -----------

Domestic:
   GPU Energy companies                   $  831,269  $ 9,015,913  $1,140,492
   GPUI Group*                                81,027      352,139      90,097
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                          (43,777)    (182,384)    (21,360)
   Add: GPUI Group equity investments
     included on the balance sheet                 -       79,458           -
   GPU AR                                      4,961          161       3,301
   Corporate                                     165        6,313     155,977
                                           ---------   ----------   ---------
        Subtotal                             873,645    9,271,600   1,368,507
                                           ---------   ----------   ---------
Foreign: (GPUI Group only)
   Australia*                                 86,226    2,091,619     558,496
   United Kingdom*                           188,462    2,152,977     785,152
   Other*                                    114,786      396,078      43,419
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (240,256)  (2,735,741)   (734,139)
   Add: GPUI Group equity investments
     included on the balance sheet           106,317      517,221           -
                                           ---------   ----------   ---------
        Subtotal                             255,535    2,422,154     652,928
                                           ---------   ----------   ---------

Consolidated Total                        $1,129,180  $11,693,754  $2,021,435
                                           =========   ==========   =========


                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
1997                                         Debt     Liabilities Expenditures
----                                         ----     ----------- ------------

Domestic:
   GPU Energy companies                   $2,448,672   $2,721,527  $  356,416
   GPUI Group*                               263,378       46,880     111,125
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (171,665)     (12,321)       (120)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -           -
   GPU AR                                          -            -           -
   Corporate                                       -        1,418           -
                                           ---------    ---------   ---------
        Subtotal                           2,540,385    2,757,504     467,421
                                           ---------    ---------   ---------
Foreign: (GPUI Group only)
   Australia*                              1,485,639      115,390   1,811,921
   United Kingdom*                         1,367,471      245,105      77,706
   Other*                                    258,794       64,803       1,213
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                       (1,326,317)    (295,183)    (89,624)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -           -
                                           ---------    ---------   ---------
        Subtotal                           1,785,587      130,115   1,801,216
                                           ---------    ---------   ---------

Consolidated Total                        $4,325,972   $2,887,619  $2,268,637
                                           =========    =========   =========


* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

GPU, Inc. Subsidiary Companies

                                            Current    Noncurrent    Current
1996                                         Assets      Assets    Liabilities
----                                        --------   ----------  -----------

Domestic:
   GPU Energy companies                   $  807,551  $ 8,955,961  $1,174,250
   GPUI Group*                                97,494      274,648      41,982
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                          (48,970)    (195,453)    (32,910)
   Add: GPUI Group equity investments
     included on the balance sheet                 -       68,779           -
   GPU AR                                          -            -           -
   Corporate                                   7,535        5,792     138,381
                                           ---------   ----------   ---------
        Subtotal                             863,610    9,109,727   1,321,703
                                           ---------   ----------   ---------
Foreign: (GPUI Group only)
   Australia*                                 38,822      385,997      33,527
   United Kingdom*                           356,646    1,935,287     507,879
   Other*                                     47,062      291,297      21,727
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (408,966)  (2,493,887)   (548,230)
   Add: GPUI Group equity investments
     included on the balance sheet                 -      725,809           -
                                           ---------   ----------   ---------
        Subtotal                              33,564      844,503      14,903
                                           ---------   ----------   ---------

Consolidated Total                        $  897,174  $ 9,954,230  $1,336,606
                                           =========    =========   =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
1996                                         Debt     Liabilities Expenditures
----                                         ----     ----------- ------------

Domestic:
   GPU Energy companies                   $2,427,802   $2,709,406  $  403,880
   GPUI Group*                               242,038       32,494      56,180
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                         (179,738)     (15,836)       (301)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -           -
   GPU AR                                          -            -           -
   Corporate                                       -        1,412           -
                                           ---------    ---------   ---------
        Subtotal                           2,490,102    2,727,476     459,759
                                           ---------    ---------   ---------
Foreign: (GPUI Group only)
   Australia*                                336,957        4,490       9,952
   United Kingdom*                         1,538,342      238,207     567,407
   Other*                                    176,475       80,849      51,714
   Less: The effect of consolidating the
     GPUI Group's equity investments
     included above                       (1,364,860)    (271,305)   (111,365)
   Add: GPUI Group equity investments
     included on the balance sheet                 -            -           -
                                           ---------    ---------   ---------
        Subtotal                             686,914       52,241     517,708
                                           ---------    ---------   ---------

Consolidated Total                        $3,177,016   $2,779,717  $  977,467
                                           =========    =========   =========

* Includes the effect of consolidating the GPUI Group's ownership interest in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.



GPU, Inc. Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          Column A              Column B            Column C          Column D       Column E
          --------              --------            --------          --------       --------
                                                    Additions
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                     Balance
                                Beginning   Costs and    to Other                     at End
         Description            of Period    Expenses    Accounts     Deductions    of Period
         -----------            ---------    --------    --------     ----------    ---------

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $8,087      $16,169    $5,564(a)      $21,486(b)     $8,334
  Allowance for inventory
    obsolescence                  1,484          -         (13)(f)       1,311(c)        160

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $8,660      $17,984    $6,069(a)      $24,626(b)     $8,087
  Allowance for inventory
    obsolescence                  2,256         -            8(e)          780(c)      1,484

Year ended December 31, 1996
  Allowance for doubtful
    accounts                     $8,182      $17,501    $5,304(a)      $22,327(b)     $8,660
  Allowance for inventory
    obsolescence                  3,373          650     2,207(d)        3,974(c)      2,256




(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.

(d) Sale of inventory previously written off by Met-Ed ($4) and JCP&L ($4) and reestablishment of zero value inventory by JCP&L ($2,199).

(e)  Sale of inventory previously written off by Met-Ed ($7) and JCP&L ($1).

(f)  Sale of inventory previously written off by Met-Ed ($13).



Jersey Central Power & Light Company and Subsidiary Company

COMPANY STATISTICS

For The Years Ended December 31,             1998     1997    1996    1995    1994     1993

-------------------------------------------------------------------------------------------

Capacity at System Peak (in MW):

  Company owned                              2,729   2,718    2,850   2,749   2,765   2,839
  Contracted                                 2,933   2,794    2,497   2,462   2,403   2,033
                                            ------  ------   ------  ------  ------  ------
      Total capacity (a)                     5,662   5,512    5,347   5,211   5,168   4,872
                                            ======  ======   ======  ======  ======  ======

Hourly Peak Load (in MW):
  Summer peak                                4,817   4,817    4,130   4,554   4,292   4,564
  Winter peak                                3,175   3,168    3,173   3,260   3,242   3,129
  Reserve at company peak (%)                 17.3    14.4     29.5    14.4    20.4     6.7
  Load factor (%) (b)                         47.7    46.5     53.9    47.1    50.8    49.1

Sources of Energy (in thousands of MWH):
  Coal                                       2,224   2,215    2,105   1,929   1,738   1,983
  Nuclear                                    6,064   6,553    6,114   6,791   5,275   6,151
  Gas, hydro & oil                             487     548      535     861     757     460
                                            ------  ------   ------  ------  ------  ------
      Net generation                         8,775   9,316    8,754   9,581   7,770   8,594
  Utility purchases and interchange          7,567   6,044    6,608   6,304   6,966   7,253
  Nonutility purchases                       5,271   5,342    5,439   5,850   4,920   4,820
                                            ------  ------   ------  ------  ------  ------
      Total sources of energy               21,613  20,702   20,801  21,735  19,656  20,667
  Company use, line loss, etc.              (1,558) (1,794)  (2,127) (1,749) (1,405) (2,026)
                                            ------  ------   ------  ------  ------  ------
      Total electric energy sales           20,055  18,908   18,674  19,986  18,251  18,641
                                            ======  ======   ======  ======  ======  ======

Fuel Expense (in millions):
  Coal                                         $27    $ 28     $ 30    $ 26     $26     $28
  Nuclear                                       37      39       40      44      35      42
  Gas & oil                                     22      34       31      31      34      29
                                                --     ---      ---     ---     ---      --
      Total                                    $86    $101     $101    $101     $95     $99
                                                ==     ===      ===     ===      ==      ==

Power Purchased and Interchanged (in millions):
  Utility and interchange purchases           $293    $234     $246    $279    $295    $310
  Nonutility purchases                         403     384      370     382     304     292
  Amortization of nonutility buyout costs       20       9        -       -       -       -
                                               ---     ---      ---     ---     ---     ---
      Total                                   $716    $627     $616    $661    $599    $602
                                               ===     ===      ===     ===     ===     ===

Electric Energy Sales (in thousands of MWH):
  Residential                                7,551   7,256    7,266   7,112   7,094   6,983
  Commercial                                 7,259   6,974    6,829   6,611   6,586   6,474
  Industrial                                 3,474   3,536    3,497   3,562   3,673   3,689
  Other                                         81      79       78      77      76     369
                                            ------  ------   ------  ------  ------  ------
      Sales to customers                    18,365  17,845   17,670  17,362  17,429  17,515
  Sales to other utilities                   1,690   1,063    1,004   2,624     822   1,126
                                            ------  ------   ------  ------  ------  ------
      Total                                 20,055  18,908   18,674  19,986  18,251  18,641
                                            ======  ======   ======  ======  ======  ======

Operating Revenues (in millions):
  Residential                               $  891  $  907   $  895  $  881  $  855  $  835
  Commercial                                   779     797      775     742     721     699
  Industrial                                   288     313      311     315     322     321
  Other                                         15      21       21      21      21      40
                                             -----   -----    -----   -----   -----   -----
      Sales to customers                     1,973   2,038    2,002   1,959   1,919   1,895
  Sales to other utilities                      75      36       35      62      19      31
                                             -----   -----    -----   -----   -----   -----
      Total electric energy sales            2,048   2,074    2,037   2,021   1,938   1,926
  Other revenues                                22      20       21      15      15      10
                                             -----   -----    -----   -----   -----   -----
      Total                                 $2,070  $2,094   $2,058  $2,036  $1,953  $1,936
                                             =====   =====    =====   =====  ======   =====

Price per KWH (in cents):
  Residential                                11.82   12.47    12.40   12.31   12.06   11.90
  Commercial                                 10.74   11.42    11.38   11.20   10.92   10.78
  Industrial                                  8.30    8.85     8.92    8.45    8.78    8.70
  Total sales to customers                   10.79   11.41    11.38   11.24   11.00   10.80
  Total electric energy sales                10.25   10.96    10.96   10.08   10.61   10.31

Customers at Year-End (in thousands)           982     969      954     940     924     911

(a)Summer ratings at December 31, 1998 of owned and contracted capacity were 2,729 MW and 2,577 MW, respectively.

(b)The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.


Jersey Central Power & Light Company and Subsidiary Company

SELECTED FINANCIAL DATA
                                                       (In Millions)
For the Years Ended December 31,    1998      1997      1996(1)    1995     1994(2)   1993
---------------------------------------------------------------------------------------------


Operating revenues                $2,069.6  $2,094.0   $2,057.9  $2,035.9  $1,952.4  $1,935.9

Other operation and
  maintenance expense                485.0     455.0      556.1     475.4     526.6     460.1

Net income                           222.4     212.0      156.3     199.1     162.8     158.3

Earnings available for
  common stock                       212.4     200.6      143.2     184.6     148.0     141.5

Net utility plant
  in service                       2,538.2   2,664.1    2,717.1   2,641.6   2,620.2   2,558.2

Total assets                       4,582.1   4,641.6    4,676.7   4,418.8   4,294.9   4,202.7

Long-term debt                     1,173.5   1,173.3    1,173.1   1,192.9   1,168.4   1,215.7

Long-term obligations
  under capital leases                   -         -        0.1       2.4       4.4       7.0

Company-obligated
  mandatorily redeemable
  preferred securities               125.0     125.0       125.0    125.0         -         -

Cumulative preferred stock
  with mandatory redemption           86.5      91.5       114.0    134.0     150.0     150.0

Capital expenditures and
  investments                        154.9     172.2       199.8    217.8     243.9     197.1

Return on average
  common equity                      13.5%     13.1%       9.5%     13.1%     11.2%      11.1%

Employees (actual)                   2,258     2,509      2,538     3,111     3,077      3,447

(1)  Results  for  1996  reflect  a   non-recurring   charge  of  $39.4  million
     (after-tax) for costs related to voluntary enhanced retirement programs.

(2) Results for 1994 reflect a net non-recurring charge to earnings of $23.0 million (after-tax) due to a charge for costs related to early retirement programs ($30.4 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($7.4 million).



Jersey Central Power & Light Company and Subsidiary Company

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter            Second Quarter
                                                -------------            --------------

In Thousands                                 1998          1997        1998         1997
------------------------------------------------------------------------------------------

Operating revenues                         $472,334      $510,443    $478,894    $478,226
Operating income                             77,842        82,472      65,875      70,651
Net income                                   52,816        58,320      40,285      35,241
Earnings available for common stock          50,078        55,158      37,720      32,362



                                                Third Quarter             Fourth Quarter
                                                -------------             --------------

In Thousands                                 1998          1997        1998         1997
------------------------------------------------------------------------------------------


Operating revenues                         $647,625      $602,900    $470,795    $502,403
Operating income                            117,333       102,527      36,564      69,200
Net income                                   91,607        77,306      37,734      41,147
Earnings available for common stock          89,277        74,709      35,302      38,409


Jersey Central Power & Light Company and Subsidiary Company


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Jersey Central Power & Light Company

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jersey Central Power & Light Company and Subsidiary Company at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                     PricewaterhouseCoopers LLP


New York, New York
February 3, 1999

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS
                                                           (In Thousands)
December 31,                                            1998           1997
--------------------------------------------------------------------------------

ASSETS
Utility Plant:
  Transmission, distribution, and general plant      $3,108,697      $2,914,225
  Generation plant                                    1,646,576       1,757,343
                                                      ---------       ---------
      Utility plant in service                        4,755,273       4,671,568
  Accumulated depreciation                           (2,217,108)     (2,007,427)
                                                      ---------       ---------
      Net utility plant in service                    2,538,165       2,664,141
  Construction work in progress                          48,126         124,887
  Other, net                                             98,491          92,654
                                                      ---------       ---------
      Net utility plant                               2,684,782       2,881,682
                                                      ---------       ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 13)   422,277         343,434
  Nuclear fuel disposal trust, at market                116,871         108,652
  Other, net                                              9,596           8,951
                                                      ---------       ---------
       Total other property and investments             548,744         461,037
                                                      ---------       ---------

Current Assets:
  Cash and temporary cash investments                     1,850           2,994
  Special deposits                                        6,047           6,778
  Accounts receivable:
    Customers, net                                      152,120         153,753
    Other                                                32,562          18,225
  Unbilled revenues                                      56,391          59,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                         79,863          90,037
    Fuel                                                 13,144          14,260
  Deferred income taxes (Note 8)                         20,812          27,536
  Prepayments                                            27,648          14,468
                                                      ---------       ---------
      Total current assets                              390,437         387,738
                                                      ---------       ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 5 & 13)
    Other regulatory assets, net                        753,885         736,476
  Deferred income taxes (Note 8)                        179,237         154,708
  Other                                                  25,037          19,909
                                                      ---------       ---------
      Total deferred debits and other assets            958,159         911,093
                                                      ---------       ---------


      Total Assets                                   $4,582,122      $4,641,550
                                                     ==========      ==========




The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                             1998            1997


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                       $  153,713        $153,713
  Capital surplus                                       510,769         510,769
  Retained earnings                                     893,016         875,639
  Accumulated other comprehensive income/(loss)            (425)              -
                                                      ---------       ---------
      Total common stockholder's equity (Note 4)      1,557,073       1,540,121
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                            86,500          91,500
    Without mandatory redemption                         37,741          37,741
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                       125,000         125,000
  Long-term debt (Note 3)                             1,173,532       1,173,304
                                                      ---------       ---------
      Total capitalization                            2,979,846       2,967,666
                                                      ---------       ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)            2,512          12,511
  Notes payable (Note 2)                                122,344         115,254
  Obligations under capital leases (Note 12)             85,366          79,419
  Accounts payable:
    Affiliates                                           40,861          27,167
    Other                                                80,233         113,822
  Taxes accrued                                           5,559           3,966
  Interest accrued                                       26,678          26,021
  Deferred energy credits                                 2,411          25,645
  Other                                                 104,408          76,529
                                                        -------          ------
      Total current liabilities                         470,372         480,334
                                                        -------         -------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                        670,961         644,562
  Unamortized investment tax credits                     50,225          54,675
  Nuclear fuel disposal fee                             141,270         134,326
  Three Mile Island Unit 2 future costs                 120,904         112,227
  Other                                                 148,544         247,760
                                                        -------         -------
      Total deferred credits and other liabilities    1,131,904       1,193,550
                                                      ---------       ---------



Commitments and Contingencies (Note 13)




      Total Liabilities and Capitalization           $4,582,122      $4,641,550
                                                     ==========      ==========




The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF INCOME

                                                      (In Thousands)
For The Years Ended December 31,             1998          1997        1996
-------------------------------------------------------------------------------



Operating Revenues                        $2,069,648    $2,093,972  $2,057,918

Operating Expenses:
  Fuel                                        86,431       101,030     101,357
  Power purchased and interchanged:
     Affiliates                               57,643        15,979      27,058
     Others                                  658,742       610,792     589,396
  Deferral of energy and capacity
   costs, net                                (25,542)        6,043      19,441
  Other operation and maintenance            485,054       454,991     556,086
  Depreciation and amortization              250,675       237,461     207,309
  Taxes, other than income taxes              94,586       232,086     228,885
       Total operating expenses            1,607,589     1,658,382   1,729,532

Operating Income Before Income Taxes         462,059       435,590     328,836
  Income taxes (Note 8)                      164,445       110,740      71,080
                                           ---------     ---------   ---------
Operating Income                             297,614       324,850     257,306

Other Income and Deductions:
  Allowance for other funds used during
   construction                                  786             -       1,536
  Other income, net                           13,227         1,919       7,202
  Income taxes (Note 8)                       19,367        (1,376)     (3,357)
                                           ---------     ---------   ---------
       Total other income and deductions      33,380           543       5,381

Income Before Interest Charges               330,994       325,393     262,687

Interest Charges:
  Long-term debt                              87,261        89,869      89,648
  Company-obligated mandatorily
   redeemable preferred securities            10,700        10,700      10,700
  Other interest                              12,229        15,129      11,147
  Allowance for borrowed funds used
   during construction                        (1,638)       (2,319)     (5,111)
       Total interest charges                108,552       113,379     106,384

Net Income                                   222,442       212,014     156,303
  Preferred stock dividends                   10,065        11,376      13,072
                                           ---------     ---------   ----------
Earnings Available for Common Stock       $  212,377     $ 200,638  $  143,231
                                           =========     =========   =========







The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      (In Thousands)
For The Years Ended December 31,              1998          1997        1996
-------------------------------------------------------------------------------


Net income                                  $222,442      $212,014    $156,303
                                             -------       -------     -------


Other comprehensive income/(loss),
 net of tax: (Note 4)
  Minimum pension liability                     (425)            -           -
                                             -------       -------     -------
     Total other comprehensive income/(loss)    (425)            -           -
                                             -------       -------     -------
Comprehensive income                        $222,017      $212,014    $156,303
                                             =======       =======     =======






CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                     (In Thousands)
For The Years Ended December 31,             1998          1997       1996
------------------------------------------------------------------------------



Balance at beginning of year              $  875,639    $  825,001  $  816,770

  Net income                                 222,442       212,014     156,303
                                             -------       -------     -------

         Total                             1,098,081     1,037,015     973,073
                                           ---------     ---------     -------

  Cash dividends on capital stock:

     Cumulative preferred stock
     (at the annual rates indicated below):

       4%    Series   ($4.00 a share)           (500)         (500)       (500)
       7.88% Series E ($7.88 a share)         (1,970)       (1,970)     (1,970)
       8.48% Series I ($8.48 a share)           (212)       (1,272)     (2,968)
       8.65% Series J ($8.65 a share)         (4,325)       (4,325)     (4,325)
       7.52% Series K ($7.52 a share)         (3,058)       (3,309)     (3,309)

     Common stock (not declared on a
     per share basis)                       (195,000)     (150,000)   (135,000)
                                            --------      --------    --------

         Total                              (205,065)     (161,376)   (148,072)
                                            --------      --------    --------

Balance at end of year                    $  893,016    $  875,639  $  825,001
                                           =========     =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (In Thousands)
For The Years Ended December 31,                            1998          1997          1996
----------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                            $ 222,442      $212,014      $ 156,303
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         277,950       253,278        217,225
    Amortization of property under capital leases          26,739        28,703         28,339
    Voluntary enhanced retirement programs                      -             -         62,909
    Nuclear outage maintenance costs, net                  (6,640)       11,615        (15,392)
    Deferred income taxes and investment tax
      credits, net                                        (41,865)      (27,449)         4,056
    Deferred energy and capacity costs, net               (24,482)        8,193         19,436
    Allowance for other funds used during
      construction                                           (786)            -         (1,536)
  Changes in working capital:
    Receivables                                            (9,407)       (6,261)        12,897
    Materials and supplies                                  3,863         7,721          2,624
    Special deposits and prepayments                      (12,450)        6,844            138
    Payables and accrued liabilities                        1,418       (31,854)       (62,157)
  Nonutility generation contract buyout costs             (15,000)      (30,500)       (65,000)
  Other, net                                               13,091        (4,479)       (17,944)
                                                         --------      --------       --------
    Net cash provided by operating activities             434,873       427,825        341,898
                                                         --------      --------       --------

Investing Activities:
  Capital expenditures and investments                   (154,918)     (172,243)      (199,823)
  Contributions to decommissioning trusts                 (28,003)      (18,003)       (18,004)
  Other, net                                              (10,720)      (10,989)       (10,253)
                                                         --------      --------       --------
     Net cash used for investing activities              (193,641)     (201,235)      (228,080)
                                                         --------      --------       --------

Financing Activities:
  Issuance of long-term debt                                    -             -         79,550
  Increase in notes payable, net                            7,090        83,454         31,000
  Retirement of long-term debt                                (11)     (100,075)       (25,710)
  Capital lease principal payments                        (29,084)      (26,496)       (29,763)
  Redemption of preferred stock                           (15,000)      (20,000)       (20,000)
  Dividends paid on preferred stock                       (10,371)      (11,800)       (13,496)
  Dividends paid on common stock                         (195,000)     (150,000)      (135,000)
                                                         --------      --------       --------
    Net cash required by financing activities            (242,376)     (224,917)      (113,419)
                                                         --------      --------       --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                        (1,144)        1,673            399
Cash and temporary cash investments, beginning of year      2,994         1,321            922
                                                         --------      --------       --------
Cash and temporary cash investments, end of year        $   1,850     $   2,994      $   1,321
                                                         ========      ========       ========


Supplemental Disclosure:
  Interest and preferred dividends paid                 $ 116,942     $ 126,223      $ 119,760
                                                         ========      ========       ========
  Income taxes paid                                     $ 192,335     $ 133,689      $  90,960
                                                         ========      ========       ========
  New capital lease obligations incurred                $  32,680     $  11,048      $  32,694
                                                         ========      ========       ========




The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company Subsidiary Company

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (In Thousands)
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
          Column A              Column B           Column C           Column D      Column E
---------------------------     --------    ---------------------    ----------     ---------
                                                  Additions
                                            ---------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                    Balance
                                Beginning   Costs and    to Other                    at End
         Description            of Period    Expenses    Accounts    Deductions     of Period
---------------------------     ---------    --------    --------    ----------     ---------

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $1,414      $4,670     $1,729(a)    $6,049(b)       $1,764
  Allowance for inventory
    obsolescence                    (16)        -          -             16(c)            -

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $1,670      $4,976     $1,939       $7,171(b)       $1,414
  Allowance for inventory
    obsolescence                    206         -            1(e)       223(c)          (16)

Year ended December 31, 1996
  Allowance for doubtful
    accounts                     $1,958      $5,080     $1,680(a)    $7,048(b)       $1,670
  Allowance for inventory
    obsolescence                    197         -            4(e)     2,194(c)          206
                                                         2,199(d)



(a)  Recovery of accounts previously written off.

(b) Accounts receivable written off.

(c) Inventory written off.

(d) Reestablishment of zero value inventory.

(e) Sale of inventory previously written off.



Metropolitan Edison Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,       1998     1997    1996    1995   1994    1993
-------------------------------------------------------------------------------------


Capacity at System Peak (in MW):
  Company owned                        1,738   1,738    1,705   1,604   1,602   1,602
  Contracted                             568     507      853     492     499     676
                                       -----  ------   ------  ------  ------  ------
      Total capacity (a)               2,306   2,245    2,558   2,096   2,101   2,278
                                       =====  ======   ======  ======  ======  ======

Hourly Peak Load (in MW):
  Summer peak                          2,176   2,224    2,017   2,186   2,000   1,944
  Winter peak                          2,082   2,054    2,114   2,012   1,954   1,940
  Reserve at company peak (%)            6.0      .9     21.0    (4.1)    5.1    17.2
  Load factor (%) (b)                   66.1    63.5     66.3    61.4    66.6    67.2

Sources of Energy (in thousands
 of MWH):
  Coal                                 5,363   5,203    4,760   4,334   4,547   4,283
  Nuclear                              3,529   2,959    3,550   3,194   3,294   2,975
  Gas, hydro & oil                       329     204      182     253     194      42
                                       -----  ------   ------  ------  ------  ------
      Net generation                   9,221   8,366    8,492   7,781   8,035   7,300
  Utility purchases and interchange    1,671   2,424    2,021   3,087   2,295   3,398
  Nonutility purchases                 2,389   2,481    2,406   2,066   1,654   1,623
                                       -----  ------   ------  ------  ------  ------
      Total sources of energy          3,281  13,271   12,919  12,934  11,984  12,321
  Company use, line loss, etc.          (387)   (790)    (718)   (856)   (660)   (884)
                                       -----  ------   ------  ------  ------  ------
      Total electric energy sales      2,894  12,481   12,201  12,078  11,324  11,437
                                       =====  ======   ======  ======  ======  ======

Fuel Expense (in millions):
  Coal                                   $71     $72      $69     $61     $71     $64
  Nuclear                                 20      16       20      20      20      16
  Gas & oil                                8       4        5       6       3       2
                                          --      --       --      --      --      --
      Total                              $99     $92      $94     $87     $94     $82
                                          ==      ==       ==      ==      ==      ==

Power Purchased and Interchanged
 (in millions):
  Utility and interchange purchases     $ 58    $ 70     $ 54    $ 84    $ 80    $108
  Nonutility purchases                   174     162      168     131     101      95
  Deferred nonutility costs               (4)      -        -       -       -       -
  Amortization of nonutility buyout
   costs                                  10      10        9       -       -       -
                                         ---     ---      ---     ---     ---     ---
      Total                             $238    $242     $231    $215    $181    $203
                                         ===     ===      ===     ===     ===     ===

Electric Energy Sales (in thousands
 of MWH):
  Residential                          4,040   4,034    4,135   3,925   3,921   3,800
  Commercial                           3,321   3,209    3,144   3,011   2,921   2,794
  Industrial                           4,174   4,098    4,033   3,957   3,861   3,664
  Other                                  202     210      213     209     211     284
                                       -----  ------   ------  ------  ------  ------
      Sales to customers               1,737  11,551   11,525  11,102  10,914  10,542
  Sales to other utilities             1,157     930      676     976     410     895
                                      -----  ------   ------  ------   ------  ------
      Total                            2,894  12,481   12,201  12,078  11,324  11,437
                                       =====  ======   ======  ======  ======  ======

Operating Revenues (in millions):
  Residential                           $361    $368     $365    $339    $327    $322
  Commercial                             260     259      247     229     215     209
  Industrial                             244     253      243     228     215     207
  Other                                  (13)     14       14      13      12      18
                                         ---     ---      ---     ---     ---     ---
      Sales to customers                 852     894      869     809     769     756
  Sales to other utilities                34      24       20      26      12      27
                                         ---     ---      ---     ---     ---     ---
      Total electric energy sales        886     918      889     835     781     783
  Other revenues                          33      25       21      20      20      18
                                         ---     ---      ---     ---     ---     ---
      Total                             $919    $943     $910    $855    $801    $801
                                         ===     ===      ===     ===     ===     ===

Price per KWH (in cents):
  Residential                           8.88    9.04     8.90    8.54    8.39    8.42
  Commercial                            7.82    7.93     7.88    7.54    7.38    7.46
  Industrial                            5.84    6.07     6.04    5.74    5.55    5.68
  Total sales to customers              7.46    7.63     7.58    7.23    7.07    7.16
  Total electric energy sales           7.05    7.25     7.33    6.86    6.92    6.83

Customers at Year-End (in thousands)     482     477      470     465     458     451

(a)Summer ratings at December 31, 1998 of owned and contracted capacity were 1,738 MW and 954 MW, respectively.

(b)The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.


Metropolitan Edison Company and Subsidiary Companies

SELECTED FINANCIAL DATA
                                                       (In Millions)
For the Years Ended December 31,   1998(1)    1997     1996(2)   1995(3)    1994(4    1993
--------------------------------------------------------------------------------------------

Operating revenues               $  919.6   $  943.1  $  910.4   $  854.7 $  801.3  $  801.5

Other operation
  and maintenance expense           247.2      228.3     250.0      229.6    258.7     210.8

Income before
  extraordinary item                 57.7       93.5      69.1      148.5      1.0      77.9

Net income                           50.9       93.5      69.1      148.5      1.0      77.9

Earnings/(loss) available for
  common stock                       50.4       93.0      71.8      147.6     (2.2)     70.9

Net utility plant
  in service                      1,239.2    1,492.0   1,455.7    1,477.0  1,437.3   1,361.4

Total assets                      4,065.0    2,509.8   2,447.0    2,410.7  2,198.7   2,141.7

Long-term debt                      546.9      576.9     563.3      603.3    529.8     546.3

Long-term obligations
  under capital leases                  -         -        0.4        1.0      2.2       3.6

Company-obligated
  mandatorily redeemable
  preferred securities              100.0      100.0     100.0      100.0    100.0         -

Capital expenditures and
  investments                        75.1       87.6      76.7      112.6    159.7     142.4

Return on average
  common equity                      7.5%      12.9%     10.3%      23.5%    (0.4%)    12.2%

Employees (actual)                  2,654      2,498     2,093      2,166    2,000     2,322

(1) Results for 1998 include an extraordinary charge of $6.8 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Met-Ed recorded a non-recurring charge of $19 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(2)  Results  for  1996  reflect  a   non-recurring   charge  of  $15.4  million
     (after-tax) for costs related to voluntary enhanced retirement programs.

(3) Results for 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(4) Results for 1994 reflect a net non-recurring charge to earnings of $79.9 million (after-tax) due to the write-off of certain future TMI-2 retirement costs ($72.8 million); a charge for costs related to early retirement programs ($20.1 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($13.0 million).


Metropolitan Edison Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter            Second Quarter
                                                -------------            --------------
In Thousands                                 1998          1997        1998*        1997
------------------------------------------------------------------------------------------


Operating revenues                         $234,748      $255,260    $226,030     $208,554
Operating income                             40,312        54,113      38,360       28,303
Income before extraordinary item             24,730        39,685      18,548       14,203
Net income/(loss)                            24,730        39,685    (168,732)      14,203
Earnings/(loss) available for common stock   24,609        39,564    (168,853)      14,082



                                                Third Quarter            Fourth Quarter
                                                -------------            --------------
In Thousands                                 1998**        1997        1998         1997
------------------------------------------------------------------------------------------



Operating revenues                         $229,051      $248,161    $229,765     $231,134
Operating income                             14,395        41,714      31,380       26,021
Income before extraordinary item             (3,544)       27,225      17,986       12,404
Net income                                  176,931        27,225      17,986       12,404
Earnings available for common stock         176,811        27,105      17,865       12,283



* Results for the second quarter of 1998 were affected by an extraordinary charge of $187.3 million after-tax as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Order on Met-Ed's restructuring plans.

** In the third quarter of 1998, as a result of the amended PaPUC Restructuring Order, Met-Ed reversed $183.2 million after-tax of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $3 million after-tax primarily related to the write-off of FERC assets. Also, in the third quarter of 1998, as a result of the amended PaPUC Order, Met-ed recorded a non-recurring charge of $19 million after-tax related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

Metropolitan Edison Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Metropolitan Edison Company

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metropolitan Edison Company and Subsidiary Companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                     PricewaterhouseCoopers LLP


New York, New York
February 3, 1999

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                             (In Thousands)
December 31,                                               1998        1997
--------------------------------------------------------------------------------

ASSETS
Utility Plant:
  Transmission, distribution and general plant          $1,481,958   $1,413,849
  Generation plant                                         765,669      997,961
                                                         ---------    ---------
      Utility plant in service                           2,247,627    2,411,810
  Accumulated depreciation                              (1,008,438)    (919,771)
                                                        ----------    ---------
      Net utility plant in service                       1,239,189    1,492,039
  Construction work in progress                             19,380       45,435
  Other, net                                                27,819       39,056
                                                         ---------    ---------
    Net utility plant                                    1,286,388    1,576,530
                                                         ---------    ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 13)      211,194      168,110
  Other, net                                                11,742       11,958
                                                          --------     --------
     Total other property and investments                 222,936      180,068
                                                          --------     --------

Current Assets:
  Cash and temporary cash investments                          442        6,116
  Special deposits                                           1,062        1,055
  Accounts receivable:
    Customers, net                                          60,012       65,156
    Other                                                   41,895       29,399
  Unbilled revenues                                         43,687       39,747
  Materials and supplies, at average cost or less:
    Construction and maintenance                            24,727       38,597
    Fuel                                                    12,218       11,323
  Deferred income taxes (Note 8)                             2,945        2,945
  Prepayments                                               20,616        6,762
                                                           -------      -------
      Total current assets                                 207,604      201,100
                                                           -------      -------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 5 & 13)
    Competitive transition charge                          680,213            -
    Other regulatory assets, net                           921,934      450,687
  Deferred income taxes (Note 8)                           714,202       87,332
  Other                                                     31,692       14,069
                                                         ---------      -------
      Total deferred debits and other assets             2,348,041      552,088
                                                         ---------      -------



      Total Assets                                      4,064,969    $2,509,786
                                                        =========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                               1998          1997


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                          $   66,273     $ 66,273
  Capital surplus                                          370,200      370,200
  Retained earnings                                        234,066      268,634
  Accumulated other comprehensive income                    16,520       12,487
                                                            ------       ------
       Total common stockholder's equity (Note 4)          687,059      717,594
  Cumulative preferred stock  (Note 4)                      12,056       12,056
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                          100,000      100,000
  Long-term debt (Note 3)                                  546,904      576,924
                       -                                   -------      -------
      Total capitalization                               1,346,019    1,406,574
                                                         ---------    ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)              30,024           22
  Notes payable (Note 2)                                    79,540       67,279
  Obligations under capital leases (Note 12)                27,135       38,372
  Accounts payable:
    Affiliates                                              75,933       62,873
    Other                                                  102,390       95,589
  Taxes accrued                                             19,463       21,455
  Interest accrued                                          16,747       15,903
  Other                                                     42,598       33,351
                                                        ----------      -------
      Total current liabilities                            393,830      334,844
                                                        ----------      -------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                         1,010,982      412,692
  Unamortized investment tax credits                        27,157       29,134
  Three Mile Island Unit 2 future costs                    241,707      224,354
  Nuclear fuel disposal fee                                 31,912       30,343
  Nonutility generation contract loss liability            787,440            -
  Other                                                    225,922       71,845
                                                        ----------      -------
      Total deferred credits and other liabilities       2,325,120      768,368
                                                        ----------      -------


Commitments and Contingencies (Note 13)





      Total Liabilities and Capitalization              $4,064,969   $2,509,786
                                                        ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                 (In Thousands)
For The Years Ended December 31,               1998          1997      1996

-------------------------------------------------------------------------------


Operating Revenues                          $919,594      $943,109     $910,408
                                             -------       -------      -------


Operating Expenses:
  Fuel                                        99,511        92,726       93,881
  Power purchased and interchanged:
    Affiliates                                17,766        17,936       20,724
    Others                                   220,095       223,948      209,831
  Deferral of energy costs, net                  -               -         (448)
  Other operation and maintenance            247,189       228,258      249,993
  Depreciation and amortization              109,148       106,437       98,364
  Taxes, other than income taxes              58,459        59,339       61,319
                                             -------       -------      -------
       Total operating expenses              752,168       728,644      733,664
                                             -------       -------      -------


Operating Income Before Income Taxes         167,426       214,465      176,744
  Income taxes (Note 8)                       42,979        64,314       49,844
                                             -------       -------      -------
Operating Income                             124,447       150,151      126,900
                                             -------       -------      -------

Other Income and Deductions:
  Allowance for other funds used during
   construction                                  130            75          540
  Other income/(expense), net                (13,539)        3,371        1,220
  Income taxes (Note 8)                        5,556        (1,455)        (489)
                                             -------       -------       -------
       Total other income and deductions      (7,853)        1,991        1,271
                                             -------       -------       ------

Income Before Interest Charges               116,594       152,142      128,171
                                             -------       -------      -------

Interest Charges:
  Long-term debt                              42,493        43,885       45,373
  Company-obligated mandatorily
   redeemable preferred securities             9,000         9,000        9,000
  Other interest                               8,194         6,765        5,436
  Allowance for borrowed funds used during
   construction                                 (813)       (1,025)        (705)
                                             -------       -------      -------
       Total interest charges                 58,874        58,625       59,104
                                             -------       -------      -------

Income Before Extraordinary Item              57,720        93,517       69,067
    Extraordinary item (net of income taxes
    of $4,708) (Note 5)                       (6,805)          -              -
                                             -------       -------      --------
Net Income                                    50,915        93,517       69,067
  Preferred stock dividends                      483           483          944
  Gain on preferred stock reacquisition          -             -          3,722
                                             -------       -------      -------

Earnings Available for Common Stock         $ 50,432      $ 93,034     $ 71,845
                                             =======       =======      =======




The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company & Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                 (In Thousands)
For The Years Ended December 31,               1998          1997       1996
-------------------------------------------------------------------------------



Net income                                  $ 50,915      $ 93,517    $ 69,067
                                             -------       -------    --------

Other comprehensive income/(loss), net
 of tax: (Note 4)
  Net unrealized gain on investments           4,148         4,249       4,027
  Minimum pension liability                     (115)         (157)       (262)
                                             -------       -------    ---------
     Total other comprehensive income          4,033         4,092       3,765
                                             -------       -------    ---------
Comprehensive income                        $ 54,948      $ 97,609    $ 72,832
                                             =======       =======    =========




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                     (In Thousands)
For The Years Ended December 31,             1998          1997         1996
-------------------------------------------------------------------------------



Balance at beginning of year                $268,634      $255,649     $243,804

  Net income                                  50,915        93,517       69,067
                                             -------       -------      -------

         Total                               319,549       349,166      312,871
                                             -------       -------      -------



  Cash dividends on capital stock:

     Cumulative preferred stock
     (at the annual rates indicated below):

       3.90% Series ($3.90 a share)             (251)         (251)        (459)
       4.35% Series ($4.35 a share)              (98)          (98)        (145)
       3.85% Series ($3.85 a share)              (36)          (36)        (112)
       3.80% Series ($3.80 a share)              (30)          (30)         (69)
       4.45% Series ($4.45 a share)              (68)          (68)        (159)

     Common stock (not declared on a
     per share basis)                        (85,000)      (80,000)     (60,000)
                                             -------       -------      -------

           Total                             (85,483)      (80,483)     (60,944)
                                             -------       -------      -------

  Gain on preferred stock reacquisition          -             -          3,722
  Other adjustments, net                         -             (49)          -
                                             -------       -------      -------
Balance at end of year                      $234,066      $268,634     $255,649
                                             =======       =======      =======




The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In Thousands)
For The Years Ended December 31,            1998          1997          1996
-------------------------------------------------------------------------------


Operating Activities:
  Net income                               $  50,915      $93,517     $  69,067
  Extraordinary item (net of
     income tax     benefit of $4,708)         6,805         -             -
                                             -------       -------     --------
   Income before extraordinary item           57,720        93,517       69,067
  Adjustments to reconcile income to
  cash provided:
    Depreciation and amortization            114,961       113,662      104,820
    Amortization of property under
    capital leases                            14,666        11,637       15,704
    PaPUC restructuring rate orders           32,900           -           -
    Voluntary enhanced retirement
    programs                                    -             -          26,204
    Nuclear outage maintenance
    costs, net                                 6,494        (6,169)       6,215
    Deferred income taxes and
    investment tax  credits, net             (23,152)        3,137       25,168
    Deferred energy costs, net                  -             -            (448)
    Allowance for other funds
     used during construction                   (130)          (75)        (540)
  Changes in working capital:
    Receivables                              (11,292)      (28,393)       8,490
    Materials and supplies                    (1,911)          845       (1,611)
    Special deposits and
     prepayments                             (13,861)       10,489      (10,501)
    Payables and accrued liabilities          23,504        47,819      (17,714)
  Nonutility generation contract
     buyout costs                            (32,917)      (16,050)     (43,318)
  Other, net                                   6,566       (17,942)     (15,964)
                                          ----------      --------    ---------
     Net cash provided by operating
     activities                              173,548       212,477      165,572
                                          ----------      --------    ---------

Investing Activities:
  Capital expenditures and investments       (75,068)      (87,613)     (76,660)
  Contributions to decommissioning
     trusts                                  (17,766)      (16,992)     (17,057)
  Other, net                                     465          (363)      (1,087)
     Net cash used for investing          ----------      --------    ---------
     activities                              (92,369)     (104,968)     (94,804)
                                          ----------      --------    ---------
Financing Activities:
  Issuance of long-term debt                   -            13,577         -
  Increase in notes payable, net              12,261        16,612       28,277
  Retirement of long-term debt                   (22)      (40,020)     (15,019)
  Capital lease principal payments           (13,609)      (12,744)     (15,171)
  Redemption of preferred stock                 -             -          (7,820)
  Dividends paid on preferred stock             (483)         (719)        (944)
  Dividends paid on common stock             (85,000)      (80,000)     (60,000)
     Net cash required by financing       ----------      --------    ---------
     activities                              (86,853)     (103,294)     (70,677)
                                          ----------      --------    ---------

Net increase/(decrease) in cash and
     temporary cash investments from
     above activities                         (5,674)        4,215           91
Cash and temporary cash investments,
     beginning of year                         6,116         1,901        1,810
                                          ----------      --------     ---------
Cash and temporary cash investments,
     end of year                           $     442     $   6,116    $   1,901
                                          ==========     =========    =========



Supplemental Disclosure:
  Interest and preferred
     dividends paid                        $  57,891     $  60,538    $  60,641
                                          ==========     =========    ==========
  Income taxes paid                        $  77,296     $  55,375    $  39,278
                                          ==========     =========    ==========
  New capital lease obligations
     incurred                              $   3,399     $  19,695    $  1,417
                                          ==========     =========    ==========



The accompanying notes are an integral part of the consolidated financial statements.






Pennsylvania Electric Company and Subsidiary Companies

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        (In Thousands)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

  Column A                     Column B                   Column C               Column D     Column E
  --------                     --------        --------------------------        --------     --------
                                                         Additions
                                 Balance          (1)              (2)
                                   at          Charged to        Charged                      Balance
                                Beginning       Costs and        to Other                     at End
         Description            of Period       Expenses        Accounts        Deductions   of Period
-----------------------------   ---------      ----------       --------        ----------   ---------
Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,147           $5,673           $1,712(a)      $7,197(b)     $3,335
  Allowance for inventory
    obsolescence                  1,433             -                 (13)(c)      1,260(d)        160

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $3,172           $6,644           $1,944(a)      $8,613(b)     $3,147
  Allowance for inventory
    obsolescence                  1,864              -                  7(c)         438(d)      1,433

Year ended December 31, 1996
  Allowance for doubtful
    accounts                     $3,072           $6,460           $1,651(a)      $8,011(b)     $3,172
  Allowance for inventory
    obsolescence                  3,176              -                  4(c)       1,316(d)      1,864


(a)  Recovery of accounts previously written off.

(b) Accounts receivable written off.

(c) Sale of inventory previously written off.

(d) Inventory written off.




Pennsylvania Electric Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,             1998     1997    1996     1995    1994     1993
----------------------------------------------------------------------------------------------


Capacity at System Peak (in MW):
  Company owned                              2,284   2,365    2,365    2,365    2,369     2,369
  Contracted                                   717     867      782      868      778       636
                                            ------   -----   ------   ------   ------     -----

      Total capacity (a)                     3,001   3,232    3,147    3,233    3,147     3,005
                                            ======  ======   ======   ======     ====    ======

Hourly Peak Load (in MW):
  Summer peak                                2,560   2,535    2,410    2,495    2,309     2,208
  Winter peak                                2,515   2,652    2,574    2,589    2,514     2,342
  Reserve at company peak (%)                 17.2    21.9     22.3     24.9     25.2      28.3
  Load factor (%) (b)                         72.5    69.7     71.1     67.6     69.4      70.5

Sources of Energy (in thousands of MWH):
  Coal                                      12,088  11,972   11,268   11,237   10,263    10,703
  Nuclear                                    1,765   1,480    1,775    1,597    1,647     1,488
  Gas, hydro & oil                              72      48       95      (95)     120        73
                                            ------   -----   ------   ------   ------     -----
      Net generation                        13,925  13,500   13,138   12,739   12,030    12,264
  Utility purchases and interchange          2,439   2,297    2,268    3,071    2,468     2,219
  Nonutility purchases                       3,292   3,296    3,201    2,796    2,236     1,940
                                            ------   -----   ------   ------   ------     -----
      Total sources of energy               19,656  19,093   18,607   18,606   16,734    16,423
  Company use, line loss, etc.              (2,355) (2,853)  (2,932)  (2,751)  (2,248)   (2,256)
                                            ------   -----   ------   ------   ------     -----
       Total electric energy sales           17,301  16,240   15,675  15,855   14,486    14,167
                                            ======  ======   ======  ======   =======    ======

Fuel Expense (in millions):
  Coal                                        $165    $168     $164     $164     $163      $174
  Nuclear                                       10       8       10       10       10         8
  Gas & oil                                      2       2        2       1         2         1
                                            ------   -----   ------   ------   ------     -----
       Total                                  $177    $178     $176    $175      $175      $183
                                            ======   =====   ======   ======   ======     =====

Power Purchased and Interchanged (in millions):
  Utility and interchange purchases           $ 38    $ 27     $ 18     $ 43     $ 35      $ 31
  Nonutility purchases                         211     188      192     158       123       104
  Deferred nonutility costs                    (13)      -        -        -        -         -
                                            ------   -----   ------   ------   ------     -----
          Total                               $236    $215     $210    $201      $158     $135
                                            ======   =====   ======   ======   ======     =====


Electric Energy Sales (in thousands of MWH):
  Residential                                3,756   3,801    3,897    3,765    3,773     3,715
  Commercial                                 4,198   4,098    4,044    3,922    3,794     3,651
  Industrial                                 4,996   4,835    4,563    4,463    4,449     4,346
  Other                                        713     821      814      857      958       568
                                            ------   -----   ------   ------   ------     -----
      Sales to customers                    13,663  13,555   13,318   13,007   12,974    12,280
  Sales to other utilities                   3,638   2,685    2,357   2,848     1,512     1,887
                                            ------   -----   ------   ------   ------     -----
      Total                                 17,301  16,240   15,675  15,855    14,486    14,167
                                            ======  ======   ======   ======   ======    ======

Operating Revenues (in millions):
  Residential                               $  327  $  342   $  339    $322      $321      $308
  Commercial                                   311     316      302     287       279       261
  Industrial                                   263     267      249     237       237       227
  Other                                          2      40       36      39        45        31
                                            ------   -----   ------   ------   ------     -----
      Sales to customers                       903     965      926      885      882       827
  Sales to other utilities                     101      54       53       68       36        52
                                            ------   -----   ------   ------   ------     -----
      Total electric energy sales            1,004   1,019      979      953      918       879
  Other revenues                                28      34       41       28       27        29
                                            ------   -----   ------   ------   ------     -----
      Total                                 $1,032  $1,053   $1,020     $981     $945      $908
                                            ======  ======   ======   ======   ======    ======

Price per KWH (in cents):
  Residential                                 8.74    8.84     8.70     8.52     8.51      8.30
  Commercial                                  7.42    7.58     7.48     7.29     7.34      7.17
  Industrial                                  5.28    5.42     5.44     5.33     5.32      5.24
  Total sales to customers                    6.85    7.00     6.95     6.79     6.80      6.74
  Total electric energy sales                 5.99    6.18     6.24     6.00     6.34      6.21

Customers at Year-End (in thousands)           577     575      573      571      567       563

(a) Summer ratings at December 31, 1998 of owned and contracted capacity were 2,284 MW and 794 MW, respectively.

(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.


                                      F-140



Pennsylvania Electric Company and Subsidiary Companies

SELECTED FINANCIAL DATA
                                                        (In Millions)
For the Years Ended December 31,    1998(1)   1997      1996(2)   1995(3)   1994(4)        1993
------------------------------------------------------------------------------------------------

Operating revenues                $1,032.2  $1,052.9   $1,019.6  $  981.3  $  944.7    $  908.3

Other operation and
  maintenance expense                275.1     258.4      293.9     266.3     294.3       241.3

Income before
  extraordinary item                  58.6      95.0       69.8     111.0      31.8        95.7

Net income                            39.6      95.0       69.8     111.0      31.8        95.7

Earnings available
  for common stock                    38.9      94.4       73.9     109.5      28.9        90.7

Net utility plant
  in service                       1,626.5   1,720.8    1,715.7   1,692.9   1,621.8     1,542.3

Total assets                       4,524.8   2,563.0    2,503.4   2,439.6   2,338.2     2,261.5
Long-term debt                       626.4     676.4      656.5     642.5     616.5       524.5

Long-term obligations
  under capital leases                 2.6       3.3        4.1       5.3       6.7         7.7

Company-obligated
  mandatorily redeemable
  preferred securities               105.0     105.0      105.0     105.0     105.0           -

Capital expenditures and
  investments                         89.6      99.1      114.7     130.5     174.5       150.3

Return on average
  common equity                       5.0%     12.1%      10.0%     15.8%       4.2%       13.5%

Employees (actual)                   1,780     1,539      2,071     2,665     3,031       3,539



(1) Results for 1998 include an extraordinary charge of $19 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Penelec recorded a non-recurring charge of $21 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(2)  Results  for  1996  reflect  a   non-recurring   charge  of  $19.7  million
     (after-tax) for costs related to voluntary enhanced retirement programs.

(3) Results for 1995 reflect the reversal of $32.1 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania
     Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

(4) Results for 1994 reflect a net non-recurring charge to earnings of $61.8 million (after-tax) due to the write-off of certain future TMI-2 retirement costs ($32.1 million); a charge for costs related to early retirement programs ($25.6 million); a write-off of postretirement benefit costs believed not probable of recovery in rates ($10.6 million); and net interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2 ($6.5 million).


                                      F-141






Pennsylvania Electric Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter             Second Quarter

In Thousands                                 1998          1997        1998*       1997
-------------------------------------------------------------------------------------------



Operating revenues                         $263,655      $289,753    $250,355    $247,862
Operating income                             42,820        58,856      34,586      34,255
Income before extraordinary item             26,645        42,894      19,751      18,841
Net income/(loss)                            26,645        42,894     (68,079)     18,841
Earnings/(loss) available for common stock   26,529        42,750     (68,310)     18,667



                                                Third Quarter             Fourth Quarter

In Thousands                                 1998**        1997        1998         1997
-------------------------------------------------------------------------------------------

Operating revenues                         $259,354      $257,569    $258,862   $257,752
Operating income                             18,772        35,444      29,445     29,395
Income/(loss) before extraordinary item      (5,860)       19,369      18,054     13,919
Net income                                   63,020        19,369      18,054     13,919
Earnings available for common stock          62,846        19,196      17,880     13,745




* Results for the second quarter of 1998 were affected by an extraordinary charge of $87.8 million after-tax as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Order on Penelec's restructuring plans.


** In the third quarter of 1998, as a result of the amended PaPUC Restructuring Order, Penelec reversed $83.1 million after-tax of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $14 million after-tax primarily related to the write-off of FERC assets. Also, in the third quarter of 1998, as a result of the amended PaPUC Order, Penelec recorded a non-recurring charge of $21 million after-tax related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.




                                      F-142

Pennsylvania Electric Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Pennsylvania Electric Company

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pennsylvania Electric Company and Subsidiary Companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                     PricewaterhouseCoopers LLP


New York, New York
February 3, 1999

Pennslvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands)
December 31,                                           1998         1997


ASSETS
Utility Plant:
  Transmission, distribution and general
     plant                                        $1,768,621     $1,665,958
  Generation plant                                 1,033,739      1,146,762
                                                  ----------       --------
      Utility plant in service                     2,802,360      2,812,720
  Accumulated depreciation                        (1,175,842)    (1,091,965)
                                                  ----------       --------
      Net utility plant in service                 1,626,518      1,720,755
  Construction work in progress                       18,862         69,089
  Other, net                                          19,482         26,110
                                                  ----------       --------
      Net utility plant                            1,664,862      1,815,954
                                                  ----------       --------
Other Property and Investments:
  Nuclear decommissioning trusts, at
     market (Note 13)                                 82,803         68,129
  Other, net                                           7,705          7,071
                                                  ----------       --------
     Total other property and investments             90,508         75,200
                                                  ----------       --------
Current Assets:
  Cash and temporary cash investments                  2,750             -
  Special deposits                                     2,632          2,449
  Accounts receivable:
    Customers, net                                    69,887         71,338
    Other                                             28,893         21,051
  Unbilled revenues                                   43,998         47,728
  Materials and supplies, at average
    cost or less:
    Construction and maintenance                      39,452         47,853
    Fuel                                              17,107         14,841
  Deferred income taxes (Note 8)                       7,589          7,589
  Prepayments                                         31,551         29,856
                                                  ----------       --------
      Total current assets                           243,859        242,705
                                                  ----------       --------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 5 & 13)
    Competitive transition charge                    343,602             -
    Other regulatory assets, net                   1,206,594        360,315
  Deferred income taxes (Note 8)                     951,471         55,698
  Other                                               23,911         13,118
      Total deferred debits and other             ----------       --------
          assets                                   2,525,578        429,131
                                                  ----------       --------


      Total Assets                                $4,524,807     $2,562,990
                                                  ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.

Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                       (In Thousands)
December 31,                                          1998         1997


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                    $  105,812      $ 105,812
  Capital surplus                                    285,486        285,486
  Retained earnings                                  367,653        393,708
  Accumulated other comprehensive income               8,353          6,332
                                                  ----------      ---------
      Total common stockholder's equity (Note 4)     767,304        791,338
  Cumulative preferred stock (Note 4)                 16,681         16,681
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                    105,000        105,000
  Long-term debt (Note 3)                            626,434        676,444
                                                  ----------      ---------

      Total capitalization                         1,515,419      1,589,463
                                                  ----------      ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)        50,012         30,011
  Notes payable (Note 2)                              86,023         77,581
  Obligations under capital leases (Note 12)          13,979         19,939
  Accounts payable:
    Affiliates                                        47,164         24,811
    Other                                             47,795         62,483
  Taxes accrued                                       32,755         15,966
  Interest accrued                                    19,700         20,902
  Other                                               37,272         19,654
                                                  ----------      ---------
      Total current liabilities                      334,700        271,347
                                                  ----------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                   1,338,235        478,182
  Unamortized investment tax credits                  36,926         39,353
  Three Mile Island Unit 2 future costs              120,904         12,227
  Nuclear fuel disposal fee                           15,956         15,172
  Nonutility generation contract loss liability    1,016,380          -
  Other                                              146,287         57,246
      Total deferred credits and other            ----------      ---------
          liabilities                              2,674,688        702,180
                                                  ----------      ---------


Commitments and Contingencies (Note 13)



      Total Liabilities and Capitalization        $4,524,807     $2,562,990
                                                  ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.



Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                      (In  Thousands)
For The Years Ended December 31,                    1998            1997           1996
-------------------------------------------------------------------------------------------



Operating Revenues                                $1,032,226     $1,052,936     $1,019,645
                                                   ---------     ----------     ----------
Operating Expenses:
  Fuel                                               176,548        177,256        176,158
  Power purchased and interchanged:
     Affiliates                                        2,729          3,252          3,529
     Others                                          233,395        212,166        206,403
  Deferral of energy costs, net                            -             -             795
  Other operation and maintenance                    275,107        258,416        293,868
  Depreciation and amortization                      109,800        107,111         94,580
  Taxes, other than income taxes                      63,874         66,395         64,955
                                                   ---------     ----------     ----------
       Total operating expenses                      861,453        824,596        840,288
                                                   ---------     ----------     ----------
Operating Income Before Income Taxes                 170,773        228,340        179,357
  Income taxes (Note 8)                               45,150         70,390         45,648
                                                   ---------     ----------     ----------
Operating Income                                     125,623        157,950        133,709
                                                   ---------     ----------     ----------
Other Income and Deductions:
  Allowance for other funds used during construction       -             -             173
  Other income/(expense), net                         (6,429)         2,469           (825)
  Income taxes (Note 8)                                2,613           (909)            99
                                                   ---------     ----------     ----------
       Total other income and deductions              (3,816)         1,560           (553)
                                                   ---------     ----------     ----------

Income Before Interest Charges                       121,807        159,510        133,156
                                                   ---------     ----------     ----------
Interest Charges:
  Long-term debt                                      47,729         49,125         49,654
  Company-obligated mandatorily
   redeemable preferred securities                     9,188          9,188          9,188
  Other interest                                       8,197          8,338          7,112
  Allowance for borrowed funds used during
   construction                                       (1,897)        (2,164)        (2,607)
                                                   ---------     ----------     ----------
         Total interest charges                       63,217         64,487         63,347
                                                   ---------     ----------     ----------
Income Before Extraordinary Item                      58,590         95,023         69,809
   Extraordinary item (net of income taxes of
    $11,592) (Note 5)                                (18,950)             -              -
                                                   ---------     ----------     ----------

Net Income                                            39,640         95,023         69,809
  Preferred stock dividends                              695            665          1,503
  Gain on preferred stock reacquisition                    -              -          5,566
                                                   ---------     ----------     ----------
Earnings Available for Common Stock               $   38,945    $  94,358       $   73,872
                                                   =========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.




Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             (In Thousands)
For The Years Ended December 31,                     1998        1997              1996
------------------------------------------------------------------------------------------



Net income                                          $ 39,640       $ 95,023       $ 69,809
                                                   ---------     ----------     ----------
Other comprehensive income/(loss), net of tax:
     (Note 4)
  Net unrealized gain on investments                   2,064          2,125          2,014
  Minimum pension liability                              (42)          (122)             -
                                                   ---------     ----------     ----------
     Total other comprehensive income                  2,022          2,003          2,014
                                                   ---------     ----------     ----------
Comprehensive income                                $ 41,662       $ 97,026       $ 71,823
                                                   =========     ==========     ==========





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             (In Thousands)
For The Years Ended December 31,                      1998          1997           1996
------------------------------------------------------------------------------------------



Balance at beginning of year                        $393,708       $359,373       $325,499

  Net income                                          39,640         95,023         69,809
                                                   ---------     ----------     ----------


         Total                                       433,348        454,396        395,308
                                                   ---------     ----------     ----------


  Cash dividends on capital stock:

     Cumulative preferred stock (at the annual rates indicated below):

       4.40% Series B ($4.40 a share)                   (131)          (125)          (244)
       3.70% Series C ($3.70 a share)                   (183)          (174)          (351)
       4.05% Series D ($4.05 a share)                   (114)          (109)          (251)
       4.70% Series E ($4.70 a share)                    (66)           (64)          (132)
       4.50% Series F ($4.50 a share)                    (77)           (74)          (188)
       4.60% Series G ($4.60 a share)                   (124)          (119)          (337)

     Common stock (not declared on a
     per share basis)                                (65,000)       (60,000)       (40,000)
                                                   ---------     ----------     ----------
        Total                                        (65,695)       (60,665)       (41,503)
                                                   ---------     ----------     ----------
   Gain on preferred stock reacquisition                   -             -           5,566
   Other adjustments, net                                  -            (23)             2
                                                   ---------     ----------     ----------
Balance at end of year                              $367,653       $393,708       $359,373
                                                   =========     ==========     ==========






The accompanying notes are an integral part of the consolidated financial statements.



                                      F-147




Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (In  Thousands)
For The Years Ended December 31,                       1998          1997         1996
----------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                       $  39,640     $   95,023      $  69,809
  Extraordinary item (net of income tax
    benefit of $11,592)                               18,950              -              -
                                                   ---------     ----------     ----------
  Income before extraordinary item                    58,590         95,023         69,809
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                    107,239         99,688         89,021
Amortization of property under capital leases          7,319          7,954          8,733
    PaPUC restructuring rate orders                   35,600              -              -
    Voluntary enhanced retirement programs                 -              -         33,626
    Nuclear outage maintenance costs, net              3,251         (3,072)         3,099
    Deferred income taxes and investment tax
      credits, net                                   (15,496)        10,193         19,208
    Deferred energy costs, net                            -               -            731
    Allowance for other funds used during
      construction                                        -               -           (173)
  Changes in working capital:
    Receivables                                       (2,661)       (20,426)         7,648
    Materials and supplies                            (1,310)        (3,763)         5,591
    Special deposits and prepayments                  (1,878)         6,973        (26,232)
    Payables and accrued liabilities                  39,061         19,736        (52,958)
  Nonutility generation contract buyout costs         (6,101)       (10,000)       (11,700)
  Other, net                                         (31,479)       (22,963)        (7,746)
                                                  ---------     ----------     ----------
     Net cash provided by operating activities       192,135        179,343        138,657
                                                   ---------     ----------     ----------

Investing Activities:
  Capital expenditures and investments               (89,550)       (99,074)      (114,672)
  Contributions to decommissioning trusts             (5,270)        (5,288)        (5,263)
  Other, net                                            (520)           454           (684)
                                                    --------     ----------     ----------
     Net cash used for investing activities          (95,340)      (103,908)      (120,619)
                                                    --------     ----------     ----------
Financing Activities:
  Issuance of long-term debt                               -         49,875         39,513
  Increase/(Decrease) in notes payable, net            8,442        (30,099)        80,580
  Retirement of long-term debt                       (30,011)       (26,010)       (75,009)
  Capital lease principal payments                    (6,781)        (8,506)        (8,418)
  Redemption of preferred stock                            -              -        (14,527)
  Dividends paid on preferred stock                     (695)          (695)        (1,544)
  Dividends paid on common stock                     (65,000)       (60,000)       (40,000)
                                                    --------     ----------     ----------
     Net cash required by financing activities       (94,045)       (75,435)       (19,405)
                                                    --------     ----------     ----------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                    2,750              -         (1,367)
Cash and temporary cash investments,
     beginning of year                                     -              -          1,367
                                                   ---------     ----------     ----------

Cash and temporary cash investments, end of year   $   2,750     $        -     $        -
                                                   =========      ========      ==========

Supplemental Disclosure:
  Interest and preferred dividends paid            $  64,057      $  62,514     $   64,706
                                                   =========     ==========     ==========
  Income taxes paid                                $  46,732      $  48,348     $  43,098
                                                   =========     ==========     ==========

  New capital lease obligations incurred           $   1,714     $   11,155     $      715
                                                    ========     ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.







Pennsylvania Electric Company and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


          Column A              Column B               Column C                 Column D       Column E
          --------              --------               --------                 --------       --------
                                                       Additions
                                                 --------------------------

                                 Balance           (1)              (2)
                                   at           Charged to        Charged                      Balance
                                Beginning       Costs and         to Other                     at End
         Description            of Period       Expenses          Accounts     Deductions     of Period
 ---------------------------    ---------       --------          --------     ----------     ----------
Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,526           $5,826           $2,123(a)      $8,240(b)     $3,235
  Allowance for inventory
    obsolescence                     67              -               -                67(c)        -

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $3,818           $6,364           $2,186(a)      $8,842(b)     $3,526
  Allowance for inventory
    obsolescence                    186              -                -              119(c)         67

Year ended December 31, 1996
  Allowance for doubtful
    accounts                     $3,152           $5,961           $1,973(a)      $7,268(b)     $3,818
  Allowance for inventory
    obsolescence                    -                650              -              464(c)        186








(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)   Inventory written off.




                                      F-149