Form 10-Q
period 1999-03-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1999-05-06
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1999
                              -------------------------------------------------

                                       OR

----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  -----------------


Commission            Registrant, State of Incorporation,    I.R.S. Employer
File Number           Address and Telephone Number           Identification No.
-----------           ----------------------------           ------------------

1-6047                GPU, Inc.                                  13-5516989
                      (a Pennsylvania corporation)
                      300 Madison Avenue
                      Morristown, New Jersey 07962-1911
                      Telephone (973) 455-8200

1-3141                Jersey Central Power & Light Company       21-0485010
                      (a New Jersey corporation)
                      2800 Pottsville Pike
                      Reading, Pennsylvania 19640-0001
                      Telephone (610) 929-3601

1-446                 Metropolitan Edison Company                23-0870160
                      (a Pennsylvania corporation)
                      2800 Pottsville Pike
                      Reading, Pennsylvania 19640-0001
                      Telephone (610) 929-3601

1-3522                Pennsylvania Electric Company              25-0718085
                      (a Pennsylvania corporation)
                      2800 Pottsville Pike
                      Reading, Pennsylvania 19640-0001
                      Telephone (610) 929-3601


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             --      ---

        The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1999, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
-----------------------------------  ---------------------------  --------------

GPU, Inc.                            Common Stock, $2.50 par value   125,686,137
Jersey Central Power & Light Company Common Stock, $10 par value      15,371,270
Metropolitan Edison Company          Common Stock, no par value          859,500
Pennsylvania Electric Company        Common Stock, $20 par value       5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                 March 31, 1999

                                Table of Contents
                                -----------------

                                                                          Page
PART I - Financial Information

        Consolidated Financial Statements:

            GPU, Inc.
            ---------
               Balance Sheets                                               3
               Statements of Income                                         5
               Statements of Cash Flows                                     6

            Jersey Central Power & Light Company
            ------------------------------------
               Balance Sheets                                               7
               Statements of Income                                         9
               Statements of Cash Flows                                    10

            Metropolitan Edison Company
            ---------------------------
               Balance Sheets                                              11
               Statements of Income                                        13
               Statements of Cash Flows                                    14

            Pennsylvania Electric Company
            -----------------------------
               Balance Sheets                                              15
               Statements of Income                                        17
               Statements of Cash Flows                                    18

        Combined Notes to Consolidated Financial Statements                19

        Combined Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                       47

PART II - Other Information                                                71

Signatures                                                                 72


                        ---------------------------------

      The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

      This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1998 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

      This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; fuel prices and availability; the effects of the Year 2000 issue; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.




                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                              In Thousands
                                                                     --------------------------------
                                                                        March 31,        December 31,
                                                                          1999               1998
                                                                     ------------        ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant                         $ 7,795,600      $ 7,579,455
  Generation plant                                                       3,005,000        3,445,984
                                                                        ----------       ----------
      Utility plant in service                                          10,800,600       11,025,439
  Accumulated depreciation                                              (4,373,496)      (4,460,341)
                                                                        ----------       ----------
      Net utility plant in service                                       6,427,104        6,565,098
  Construction work in progress                                            139,938           94,005
  Other, net                                                               160,885          145,792
                                                                        ----------       ----------
      Net utility plant                                                  6,727,927        6,804,895
                                                                        ----------       ----------

Other Property and Investments:
  Equity investments (Note 3)                                              717,713          682,125
  Goodwill, net                                                            828,272          545,262
  Nuclear decommissioning trusts, at market (Note 1)                       729,984          716,274
  Nuclear fuel disposal trust, at market                                   119,832          116,871
  Other, net                                                               275,208          239,411
                                                                        ----------       ----------
      Total other property and investments                               2,671,009        2,299,943
                                                                        ----------       ----------

Current Assets:
  Cash and temporary cash investments                                      102,501           72,755
  Special deposits                                                         674,807           62,673
  Accounts receivable:
    Customers, net                                                         285,876          286,278
    Other                                                                  244,116          126,088
  Unbilled revenues                                                        141,434          144,076
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           161,698          155,827
    Fuel                                                                    30,356           42,697
  Investments held for sale                                                 51,342           48,473
  Deferred income taxes                                                     35,916           47,521
  Prepayments                                                              101,653           76,021
                                                                        ----------       ----------
      Total current assets                                               1,829,699        1,062,409
                                                                        ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
    Competitive transition charge                                          981,361        1,023,815
    Other regulatory assets, net                                         2,242,112        2,882,413
  Deferred income taxes                                                  2,273,064        2,004,278
  Other                                                                    208,850           210,356
                                                                       -----------        ----------
      Total deferred debits and other assets                             5,705,387         6,120,862
                                                                       -----------        ----------



      Total Assets                                                    $16,934,022       $16,288,109
                                                                       ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements. 3




                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                             In Thousands
                                                                  ---------------------------------
                                                                       March 31,       December 31,
                                                                         1999              1998
                                                                    ------------       ------------
                                                                     (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                                      $   331,958        $   331,958
  Capital surplus                                                     1,012,305          1,011,310
  Retained earnings                                                   2,421,140          2,230,425
  Accumulated other comprehensive income/(loss) (Note 5)                (32,047)           (31,304)
                                                                     ----------         ----------
      Total                                                           3,733,356          3,542,389
  Reacquired common stock, at cost                                     (131,240)           (77,741)
                                                                     ----------         ----------
      Total common stockholders' equity                               3,602,116          3,464,648
  Cumulative preferred stock:
    With mandatory redemption                                            86,500             86,500
    Without mandatory redemption                                         37,741             66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities                                                330,000            330,000
  Long-term debt                                                      4,333,368          3,825,584
                                                                     ----------         ----------
      Total capitalization                                            8,389,725          7,773,210
                                                                     ----------         ----------

Current Liabilities:
  Securities due within one year                                        434,296            563,683
  Notes payable                                                         232,378            368,607
  Obligations under capital leases                                      113,854            126,480
  Accounts payable                                                      513,211            394,815
  Taxes accrued                                                         487,210             92,339
  Interest accrued                                                       70,408             81,931
  Deferred energy credits                                                23,040              2,411
  Other                                                                 259,776            377,594
                                                                     ----------         ----------
      Total current liabilities                                       2,134,173          2,007,860
                                                                     ----------         ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                               2,979,334          3,044,947
  Unamortized investment tax credits                                    101,057            114,308
  Three Mile Island Unit 2 future costs                                 486,743            483,515
  Nonutility generation contract loss liability                       1,760,758          1,803,820
  Other                                                               1,082,232          1,060,449
                                                                     ----------         ----------
      Total deferred credits and other liabilities                    6,410,124          6,507,039
                                                                     ----------         ----------




Commitments and Contingencies (Note 1)




       Total Liabilities and Capitalization                          $16,934,022    $16,288,109
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



                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)


                                                                         In Thousands
                                                                   (Except Per Share Data)
                                                                 -----------------------------
                                                                           Three Months
                                                                          Ended March 31,
                                                                 -----------------------------
                                                                    1999             1998
                                                                    ----             ----

Operating Revenues                                                $1,073,733       $1,043,109
                                                                   ---------        ---------

Operating Expenses:
   Fuel                                                               96,476           96,700
   Power purchased and interchanged                                  246,509          265,745
   Deferral of energy and capacity costs, net                         20,370           (2,020)
   Other operation and maintenance                                   245,154          238,383
   Depreciation and amortization                                     117,244          127,148
   Taxes, other than income taxes                                     49,347           57,519
                                                                   ---------        ---------
         Total operating expenses                                    775,100          783,475
                                                                   ---------        ---------

Operating Income Before Income Taxes                                 298,633          259,634
   Income taxes                                                       73,925           66,293
                                                                   ---------        ---------
Operating Income                                                     224,708          193,341
                                                                   ---------        ---------

Other Income and Deductions:
   Allowance for other funds used during
      construction                                                        65              320
   Equity in undistributed earnings
      of affiliates, net (Note 3)                                     53,252           17,651
   Other income, net                                                  49,081           44,562
   Income taxes                                                      (42,341)         (19,431)
                                                                   ---------        ---------
         Total other income and deductions                            60,057           43,102
                                                                   ---------        ---------

Income Before Interest Charges
   and Preferred Dividends                                           284,765          236,443
                                                                   ---------        ---------

Interest Charges and Preferred Dividends:
   Long-term debt                                                     76,680           84,052
   Subsidiary-obligated mandatorily
     redeemable preferred securities                                   7,222            7,222
   Other interest                                                      6,009            8,984
   Allowance for borrowed funds used
     during construction                                                (608)          (1,071)
   Preferred stock dividends of subsidiaries, inclusive
     of loss on reacquisition of $1,268 in 1999                        3,920            2,975
                                                                   ---------        ---------
         Total interest charges and
           preferred dividends                                        93,223          102,162
                                                                   ---------        ---------

Minority interest net income                                             823              501
                                                                   ---------        ---------

Net Income                                                        $  190,719       $  133,780
                                                                   =========        =========

Basic  - Earnings Per Avg. Common Share                           $     1.49       $     1.07
                                                                   =========        =========
       - Avg. Common Shares Outstanding (In Thousands)               127,652          124,543
                                                                   =========        =========

Diluted  - Earnings Per Avg. Common Share                         $     1.49       $     1.07
                                                                   =========        =========
         - Avg. Common Shares Outstanding (In Thousands)             127,926          124,823
                                                                   =========        =========

Cash Dividends Paid Per Share                                     $     .515       $     .500
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


                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                         In Thousands
                                                                 -----------------------------
                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                       1999            1998
                                                                       ----            ----
Operating Activities:
   Net income                                                      $ 190,719       $ 133,780
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                   128,602         138,750
     Amortization of property under capital leases                    12,855          13,091
     Gain on sale of investments                                     (38,252)        (38,452)
     Equity in undistributed earnings
       of affiliates, net of distributions received                  (48,492)        (15,775)
     Nuclear outage maintenance costs, net                             6,452           5,856
     Deferred income taxes and investment tax
       credits, net                                                 (345,848)        (27,538)
     Deferred energy and capacity costs, net                          20,478          (1,667)
     Allowance for other funds used
       during construction                                               (65)           (320)
   Changes in working capital:
     Receivables                                                     (67,716)         25,788
     Materials and supplies                                            2,956          (4,106)
     Special deposits and prepayments                               (633,054)        (49,614)
     Payables and accrued liabilities                                386,563          27,426
   Nonutility generation contract buyout costs                       (34,750)        (17,500)
   Other, net                                                         34,421          24,662
                                                                    --------        --------
      Net cash provided/(required)
        by operating activities                                     (385,131)        214,381
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                             (457,526)        (73,652)
   Proceeds from sale of investments                                 894,450         146,700
   Contributions to decommissioning trusts                            (8,710)        (11,256)
   Other, net                                                         26,295             209
                                                                    --------        --------
      Net cash provided by investing activities                      454,509          62,001
                                                                    --------        --------

Financing Activities:
   Issuance of long-term debt                                        705,136             -
   Decrease in notes payable, net                                   (197,717)        (53,596)
   Retirement of long-term debt                                     (382,688)       (375,878)
   Capital lease principal payments                                  (10,261)        (12,071)
  Reacquisition of common stock                                      (58,138)            -
   Issuance of common stock                                              -           269,448
   Dividends paid on common stock                                    (65,917)        (60,414)
  Redemption of preferred stock of subsidiaries                      (30,004)            -
                                                                    --------        ---------
      Net cash required by financing activities                      (39,589)       (232,511)
                                                                    --------        --------

Effect of exchange rate changes on cash                                  (43)          1,585
                                                                    --------        --------

Net increase in cash and temporary
  cash investments from above activities                              29,746          45,456
Cash and temporary cash investments, beginning of year                72,755          85,099
                                                                    --------        --------
Cash and temporary cash investments, end of period                 $ 102,501       $ 130,555
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $ 103,264       $ 112,471
                                                                    ========        ========
   Income taxes paid                                               $   2,374       $   4,786
                                                                    ========        ========
   New capital lease obligations incurred                          $     220       $   5,286
                                                                    ========        ========
   Common stock dividends declared but not paid                    $     -         $     -
                                                                    ========       =========


The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                              In Thousands
                                                                     ------------------------------
                                                                        March 31,      December 31,
                                                                         1999             1998
                                                                     ------------      ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution, and general plant                        $3,117,649       $3,108,697
  Generation plant                                                      1,649,038        1,646,576
                                                                        ---------        ---------
      Utility plant in service                                          4,766,687        4,755,273
  Accumulated depreciation                                             (2,263,890)      (2,217,108)
                                                                        ---------        ---------
      Net utility plant in service                                      2,502,797        2,538,165
  Construction work in progress                                            54,052           48,126
  Other, net                                                               97,954           98,491
                                                                        ---------        ---------
      Net utility plant                                                 2,654,803        2,684,782
                                                                        ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)                      436,111          422,277
  Nuclear fuel disposal trust, at market                                  119,832          116,871
  Other, net                                                                1,809            9,596
                                                                        ---------        ---------
       Total other property and investments                               557,752          548,744
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                      12,344            1,850
  Special deposits                                                          5,738            6,047
  Accounts receivable:
    Customers, net                                                        149,153          152,120
    Other                                                                  43,655           32,562
  Unbilled revenues                                                        72,243           56,391
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           67,111           79,863
    Fuel                                                                   12,580           13,144
  Deferred income taxes                                                     9,082           20,812
  Prepayments                                                               8,134           27,648
                                                                        ---------        ---------
      Total current assets                                                380,040          390,437
                                                                        ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)                                        694,758          753,885
   Deferred income taxes                                                  137,239          179,237
  Other                                                                    20,372           25,037
                                                                        ---------        ---------
      Total deferred debits and other assets                              852,369          958,159
                                                                        ---------        ---------






      Total Assets                                                     $4,444,964       $4,582,122
                                                                        =========        =========



The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                     --------------------------------
                                                                        March 31,        December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
 Common stock                                                          $  153,713       $  153,713
  Capital surplus                                                         510,769          510,769
  Retained earnings                                                       914,281          893,016
  Accumulated other comprehensive income/(loss)(Note 5)                      (425)            (425)
                                                                        ---------        ---------
      Total common stockholder's equity                                 1,578,338        1,557,073
  Cumulative preferred stock:
    With mandatory redemption                                              86,500           86,500
    Without mandatory redemption                                           37,741           37,741
  Company-obligated mandatorily redeemable
    preferred securities                                                  125,000          125,000
  Long-term debt                                                        1,133,593        1,173,532
                                                                        ---------        ---------
      Total capitalization                                              2,961,172        2,979,846
                                                                        ---------        ---------

Current Liabilities:
  Securities due within one year                                           42,512            2,512
  Notes payable                                                            28,900          122,344
  Obligations under capital leases                                         77,874           85,366
  Accounts payable:
    Affiliates                                                             44,401           40,861
    Other                                                                  63,170           80,233
  Taxes accrued                                                            48,798            5,559
  Interest accrued                                                         29,864           26,678
  Deferred energy credits                                                  23,040            2,411
  Other                                                                    48,125          104,408
                                                                        ---------        ---------
      Total current liabilities                                           406,684          470,372
                                                                        ---------        ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   636,117          670,961
  Unamortized investment tax credits                                       49,113           50,225
  Nuclear fuel disposal fee                                               142,856          141,270
  Three Mile Island Unit 2 future costs                                   121,694          120,904
  Other                                                                   127,328          148,544
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      1,077,108        1,131,904
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                             $4,444,964       $4,582,122
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

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                       In Thousands
                                                                  -------------------------
                                                                      Three Months
                                                                      Ended March 31,
                                                                  -------------------------
                                                                     1999            1998
                                                                     ----            ----

Operating Revenues                                                $516,889         $472,334
                                                                   -------          -------

Operating Expenses:
   Fuel                                                             22,117           19,660
   Power purchased and interchanged:
     Affiliates                                                     15,949            3,115
     Others                                                        153,450          153,680
   Deferral of energy and capacity costs, net                       20,370           (2,020)
   Other operation and maintenance                                 107,846          100,730
   Depreciation and amortization                                    62,696           62,994
   Taxes, other than income taxes                                   21,334           23,857
                                                                   -------          -------
      Total operating expenses                                     403,762          362,016
                                                                   -------          -------

Operating Income Before Income Taxes                               113,127          110,318
   Income taxes                                                     35,256           32,476
                                                                   -------          -------
Operating Income                                                    77,871           77,842
                                                                   -------          -------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                       54              275
   Other income, net                                                 3,019            2,265
   Income taxes                                                     (1,419)          (1,053)
                                                                   -------          -------
      Total other income and deductions                              1,654            1,487
                                                                   -------          -------

Income Before Interest Charges                                      79,525           79,329
                                                                   -------          -------

Interest Charges:
   Long-term debt                                                   21,806           21,792
   Company-obligated mandatorily
     redeemable preferred securities                                 2,675            2,675
   Other interest                                                    1,579            2,529
   Allowance for borrowed funds used
     during construction                                              (232)            (483)
                                                                   -------          -------
      Total interest charges                                        25,828           26,513
                                                                   -------          -------

Net Income                                                          53,697           52,816
   Preferred stock dividends                                         2,432            2,738
                                                                   -------          -------
Earnings Available for Common Stock                               $ 51,265         $ 50,078
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






           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                         In Thousands
                                                                    -------------------------
                                                                         Three Months
                                                                        Ended March 31,
                                                                    -------------------------
                                                                       1999         1998
Operating Activities:
   Net income                                                      $  53,697       $  52,816
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                    70,278          68,725
     Amortization of property under capital leases                     7,546           7,065
     Nuclear outage maintenance costs, net                             4,424           3,549
     Deferred income taxes and investment tax
       credits, net                                                    9,463         (17,314)
     Deferred energy and capacity costs, net                          20,478          (1,667)
     Allowance for other funds used
       during construction                                               (54)           (275)
   Changes in working capital:
     Receivables                                                     (23,979)         13,483
     Materials and supplies                                           13,309          (3,340)
     Special deposits and prepayments                                 19,823           5,665
     Payables and accrued liabilities                                  5,253          54,517
   Nonutility generation contract buyout costs                       (30,000)        (15,000)
   Other, net                                                         21,555          23,084
                                                                    --------        --------
      Net cash provided by operating activities                      171,793         191,308
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                              (27,972)        (40,125)
   Contributions to decommissioning trusts                            (7,228)         (6,319)
   Other, net                                                          4,596          (1,469)
                                                                    --------        --------
      Net cash used for investing activities                         (30,604)        (47,913)
                                                                    --------        --------

Financing Activities:
   Decrease in notes payable, net                                    (93,444)       (115,254)
   Capital lease principal payments                                   (4,819)         (7,499)
   Dividends paid on common stock                                    (30,000)        (10,000)
   Dividends paid on preferred stock                                  (2,432)         (2,738)
                                                                    --------        --------
      Net cash required by financing activities                     (130,695)       (135,491)
                                                                    --------        --------

Net increase in cash and temporary
  cash investments from above activities                              10,494           7,904
Cash and temporary cash investments, beginning of year                 1,850           2,994
                                                                    --------        --------
Cash and temporary cash investments, end of period                 $  12,344       $  10,898
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  25,248       $  25,578
                                                                    ========        ========
   Income taxes paid                                               $  (2,804)      $      96
                                                                    ========        ========
   New capital lease obligations incurred                          $      54       $   5,257
                                                                    ========        ========



The accompanying notes are an integral part of the consolidated financial statements.





              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                             In Thousands
                                                                     -----------------------------
                                                                        March 31,      December 31,
                                                                         1999              1998
                                                                     ------------      ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
   Transmission, distribution and general plant                        $1,484,712       $1,481,958
  Generation plant                                                        766,433          765,669
                                                                        ---------        ---------
      Utility plant in service                                          2,251,145        2,247,627
  Accumulated depreciation                                             (1,021,473)      (1,008,438)
                                                                        ---------        ---------
      Net utility plant in service                                      1,229,672        1,239,189
  Construction work in progress                                            24,081           19,380
  Other, net                                                               38,304           27,819
                                                                        ---------        ---------
      Net utility plant                                                 1,292,057        1,286,388
                                                                        ---------        ---------

Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                     211,774          211,194
  Other, net                                                                6,131           11,742
                                                                        ---------        ---------
      Total other property and investments                                217,905          222,936
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                       6,230              442
  Special deposits                                                            894            1,062
  Accounts receivable:
    Customers, net                                                         56,149           60,012
    Other                                                                  57,153           41,895
  Unbilled revenues                                                        36,244           43,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           17,302           24,727
    Fuel                                                                   10,137           12,218
  Deferred income taxes                                                     2,945            2,945
  Prepayments                                                              32,362           20,616
                                                                        ---------        ---------
      Total current assets                                                219,416          207,604
                                                                        ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
     Competitive transition charge                                        659,439          680,213
    Other regulatory assets, net                                          912,157          921,934
  Deferred income taxes                                                   667,260          714,202
  Other                                                                    26,251           31,692
                                                                        ---------        ---------
      Total deferred debits and other assets                            2,265,107        2,348,041
                                                                        ---------        ---------





      Total Assets                                                    $3,994,485        $4,064,969
                                                                       =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                                       11



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                     -----------------------------

                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                     -----------         ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
Common stock                                                           $   66,273       $   66,273
  Capital surplus                                                         385,200          370,200
  Retained earnings                                                       236,290          234,066
  Accumulated other comprehensive income (Note 5)                          18,166           16,520
                                                                        ---------        ---------
       Total common stockholder's equity                                  705,929          687,059
  Cumulative preferred stock                                                  -             12,056
  Company-obligated mandatorily redeemable
    preferred securities                                                  100,000          100,000
  Long-term debt                                                          546,904          546,904
                                                                        ---------        ---------
      Total capitalization                                              1,352,833        1,346,019
                                                                        ---------        ---------

Current Liabilities:
  Securities due within one year                                           30,024           30,024
  Notes payable                                                           115,700           79,540
  Obligations under capital leases                                         23,705           27,135
  Accounts payable:
    Affiliates                                                            136,881           75,933
    Other                                                                  57,489          102,390
  Taxes accrued                                                            21,146           19,463
  Interest accrued                                                         10,657           16,747
  Other                                                                    18,028           42,598
                                                                        ---------        ---------
      Total current liabilities                                           413,630          393,830
                                                                        ---------        ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   987,719        1,010,982
  Unamortized investment tax credits                                       26,663           27,157
  Three Mile Island Unit 2 future costs                                   243,288          241,707
  Nuclear fuel disposal fee                                                32,270           31,912
  Nonutility generation contract loss liability                           766,058          787,440
  Other                                                                   172,024          225,922
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      2,228,022        2,325,120
                                                                        ---------        ---------



Commitments and Contingencies (Note 1)




      Total Liabilities and Capitalization                             $3,994,485       $4,064,969
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






              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                           In Thousands
                                                                 -----------------------------
                                                                          Three Months
                                                                          Ended March 31,
                                                                 -----------------------------

                                                                     1999            1998
                                                                     ----            ----

Operating Revenues                                                $229,157         $234,748
                                                                   -------          -------

Operating Expenses:
   Fuel                                                             25,629           26,071
   Power purchased and interchanged:
     Affiliates                                                      2,208            1,853
     Others                                                         40,958           54,885
   Other operation and maintenance                                  51,915           52,253
   Depreciation and amortization                                    19,129           26,263
   Taxes, other than income taxes                                   13,066           15,549
                                                                   -------          -------
      Total operating expenses                                     152,905          176,874
                                                                   -------          -------

Operating Income Before Income Taxes                                76,252           57,874
   Income taxes                                                     29,404           17,562
                                                                   -------          -------
Operating Income                                                    46,848           40,312
                                                                   -------          -------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                                       11               45
   Other income, net                                                 1,133              284
   Income taxes                                                       (576)            (488)
                                                                   -------          -------
      Total other income and deductions                                568             (159)
                                                                   -------          -------

Income Before Interest Charges                                      47,416           40,153
                                                                   -------          -------

Interest Charges:
   Long-term debt                                                   10,623           10,623
   Company-obligated mandatorily
     redeemable preferred securities                                 2,250            2,250
   Other interest                                                    1,887            2,753
   Allowance for borrowed funds used
     during construction                                              (176)            (203)
                                                                   -------          -------
      Total interest charges                                        14,584           15,423
                                                                   -------          -------

Net Income                                                          32,832           24,730
   Preferred stock dividends                                            66              121
  Loss on preferred stock reacquisition                                542             -
                                                                   -------          -------
Earnings Available for Common Stock                               $ 32,224         $ 24,609
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





              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                           In Thousands
                                                                 -----------------------------
                                                                           Three Months
                                                                          Ended March 31,
                                                                 -----------------------------
                                                                       1999            1998
                                                                       ----            ----
Operating Activities:
   Net income                                                      $  32,832       $  24,730
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                    22,223          29,797
     Amortization of property under capital leases                     3,540           3,659
     Nuclear outage maintenance costs, net                             1,355           1,537
     Deferred income taxes and investment tax
       credits, net                                                   13,356          (2,546)
     Allowance for other funds used
       during construction                                               (11)            (45)
   Changes in working capital:
     Receivables                                                     (11,395)          6,404
     Materials and supplies                                            9,506             921
     Special deposits and prepayments                                (11,578)        (31,730)
     Payables and accrued liabilities                                (12,930)         (5,365)
  Nonutility generation contract buyout costs                         (1,250)         (2,500)
  Other, net                                                         (27,951)         (3,296)
                                                                    --------        --------
      Net cash provided by operating activities                       17,697          21,566
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                              (15,294)        (12,104)
   Contributions to decommissioning trusts                            (1,482)         (3,621)
   Other, net                                                            (10)            (12)
                                                                    --------        --------
      Net cash used for investing activities                         (16,786)        (15,737)
                                                                    --------        --------

Financing Activities:
   Increase in notes payable, net                                     36,160          14,321
   Capital lease principal payments                                   (3,619)         (2,683)
   Redemption of preferred stock                                     (12,598)            -
   Dividends paid on common stock                                    (30,000)        (20,000)
   Dividends paid on preferred stock                                     (66)           (121)
   Contribution from parent corporation                               15,000             -
                                                                    --------        --------
      Net cash provided/(required)
        by financing activities                                        4,877          (8,483)
                                                                    --------        --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                                    5,788          (2,654)
Cash and temporary cash investments, beginning of year                   442           6,116
                                                                    --------        --------
Cash and temporary cash investments, end of period                 $   6,230       $   3,462
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  20,374       $  20,787
Income taxes
                                                                    ========        ========
paid                                                               $   1,902       $   2,250
                                                                    ========        =========
   New capital lease obligations incurred                          $     111       $      19
                                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.






             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                              In Thousands
                                                                       -----------------------------
                                                                       March 31,        December 31,
                                                                         1999               1998
                                                                     ------------       ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant                         $1,767,713       $1,768,621
  Generation plant                                                        589,529        1,033,739
                                                                        ---------        ---------
      Utility plant in service                                          2,357,242        2,802,360
  Accumulated depreciation                                             (1,003,277)      (1,175,842)
                                                                        ---------        ---------
      Net utility plant in service                                      1,353,965        1,626,518
  Construction work in progress                                            23,847           18,862
  Other, net                                                               24,627           19,482
                                                                        ---------        ---------
      Net utility plant                                                 1,402,439        1,664,862
                                                                        ---------        ---------

Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                      82,099           82,803
  Other, net                                                                2,290            7,705
                                                                        ---------        ---------
      Total other property and investments                                 84,389           90,508
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                      19,123            2,750
  Special deposits                                                        612,180            2,632
  Accounts receivable:
    Customers, net                                                         66,151           69,887
    Other                                                                  40,814           28,893
  Unbilled revenues                                                        32,947           43,998
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           16,973           39,452
    Fuel                                                                    7,418           17,107
  Deferred income taxes                                                     7,589            7,589
  Prepayments                                                              33,095           31,551
                                                                        ---------        ---------
      Total current assets                                                836,290          243,859
                                                                        ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
    Competitive transition charge                                         321,922          343,602
    Other regulatory assets, net                                          635,197        1,206,594
  Deferred income taxes                                                 1,167,038          951,471
  Other                                                                    25,084           23,911
                                                                        ---------        ---------
      Total deferred debits and other assets                            2,149,241        2,525,578
                                                                        ---------        ---------





      Total Assets                                                     $4,472,359       $4,524,807
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.





             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                     --------------------------------
                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                                         $  105,812       $  105,812
  Capital surplus                                                         285,486          285,486
  Retained earnings                                                       252,264          367,653
  Accumulated other comprehensive income (Note 5)                           9,106            8,353
                                                                        ---------        ---------
      Total common stockholder's equity                                   652,668          767,304
  Cumulative preferred stock                                                  -             16,681
  Company-obligated mandatorily redeemable
    preferred securities                                                  105,000          105,000
  Long-term debt                                                          596,434          626,434
                                                                        ---------        ---------
      Total capitalization                                              1,354,102        1,515,419
                                                                        ---------        ---------


Current Liabilities:
  Securities due within one year                                           80,012           50,012
  Notes payable                                                               -             86,023
  Obligations under capital leases                                         12,275           13,979
  Accounts payable:
     Affiliates                                                            57,998           47,164
     Other                                                                 34,906           47,795
  Taxes accrued                                                           372,106           32,755
  Interest accrued                                                         10,063           19,700
  Other                                                                    22,174           37,272
                                                                        ---------        ---------
      Total current liabilities                                           589,534          334,700
                                                                        ---------        ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                                 1,248,111        1,338,235
  Unamortized investment tax credits                                       25,281           36,926
  Three Mile Island Unit 2 future costs                                   121,761          120,904
  Nuclear fuel disposal fee                                                16,254           15,956
  Nonutility generation contract loss liability                           994,700        1,016,380
  Other                                                                   122,616          146,287
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      2,528,723        2,674,688
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                             $4,472,359       $4,524,807
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                                       16





             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                         In Thousands
                                                                 -----------------------------
                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                    1999             1998
                                                                    ----             ----

Operating Revenues                                                $246,249         $263,655
                                                                   -------          -------

Operating Expenses:
   Fuel                                                             36,544           42,434
   Power purchased and interchanged:
     Affiliates                                                      1,562              244
     Others                                                         39,031           54,714
   Other operation and maintenance                                  59,403           60,033
   Depreciation and amortization                                    23,053           25,644
   Taxes, other than income taxes                                   14,014           17,963
                                                                   -------          -------
      Total operating expenses                                     173,607          201,032
                                                                   -------          -------

Operating Income Before Income Taxes                                72,642           62,623
   Income taxes                                                      7,098           19,803
                                                                   -------          -------
Operating Income                                                    65,544           42,820
                                                                   -------          -------

Other Income and Deductions:
   Other income, net                                                38,909               79
   Income taxes                                                    (23,031)              14
                                                                   -------          -------
      Total other income and deductions                             15,878               93
                                                                   -------          --------

Income Before Interest Charges                                      81,422           42,913
                                                                   -------          -------

Interest Charges:
   Long-term debt                                                   11,833           12,112
   Company-obligated mandatorily
     redeemable preferred securities                                 2,297            2,297
   Other interest                                                    2,002            2,244
   Allowance for borrowed funds used
     during construction                                              (200)            (385)
                                                                   -------          -------

      Total interest charges                                        15,932           16,268
                                                                   -------          -------

Net Income                                                          65,490           26,645
   Preferred stock dividends                                           154              116
   Loss on preferred stock reacquisition                               726           -
                                                                   -------          -------
Earnings Available for Common Stock                               $ 64,610         $ 26,529
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


                                       17






             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                          In Thousands
                                                                 -----------------------------
                                                                          Three Months
                                                                         Ended March 31,
                                                                 -----------------------------
                                                                       1999            1998
                                                                       ----            ----
Operating Activities:
   Net income                                                      $  65,490       $  26,645
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                    22,732          26,797
     Amortization of property under capital leases                     1,769           2,018
     Gain on sale of investment                                      (38,252)         -
    Nuclear outage maintenance costs, net                                673             770
     Deferred income taxes and investment tax
       credits, net                                                 (307,797)          1,177
   Changes in working capital:
     Receivables                                                      (8,184)         (7,556)
     Materials and supplies                                           32,169          (1,687)
     Special deposits and prepayments                               (611,092)        (22,522)
     Payables and accrued liabilities                                312,561            (945)
     Nonutility generation contract buyout costs                      (3,500)            -
   Other, net                                                        (44,283)         (7,501)
                                                                    --------        --------
      Net cash provided/(required)
       by operating activities                                      (577,714)         17,196
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                              (15,868)        (15,041)
  Proceeds from sale of investment                                   894,450          -
   Contributions to decommissioning trusts                               -            (1,316)
   Other, net                                                            911             -
                                                                    --------        ---------
      Net cash provided/(used)
       for investing activities                                      879,493         (16,357)
                                                                    --------        --------

Financing Activities:
   Increase/(decrease) in notes payable, net                         (86,023)         38,419
   Retirement of long-term debt                                          -           (30,000)
   Redemption of preferred stock                                     (17,406)            -
   Capital lease principal payments                                   (1,823)         (1,540)
   Dividends paid on common stock                                   (180,000)            -
   Dividends paid on preferred stock                                    (154)           (174)
                                                                    --------        --------
      Net cash provided/(required)
        by financing activities                                     (285,406)          6,705
                                                                    --------        ---------

Net increase in cash and temporary
  cash investments from above activities                              16,373           7,544
Cash and temporary cash investments, beginning of year                 2,750             -
                                                                    --------        ---------
Cash and temporary cash investments, end of period                 $  19,123       $   7,544
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  25,169       $  27,018
                                                                    ========        ========
   Income taxes paid                                               $   3,409       $   2,285
                                                                    ========        ========
   New capital lease obligations incurred                          $      55       $      10
                                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.




GPU, Inc. and Subsidiary Companies


                     COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries, own, operate and fund the acquisition of transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries, develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc.
(GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1998 Annual Report on Form 10-K. The December 31, 1998 balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1998 Annual Report on Form 10-K.


1.    COMMITMENTS AND CONTINGENCIES

                     COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
                     ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

     With the current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, and the ability of customers to choose their energy suppliers, stranded costs have been created in the electric utility industry. These stranded costs, while generally recoverable in a regulated environment, are at risk in a deregulated and competitive environment. The Pennsylvania Public Utility Commission's (PaPUC) Restructuring Orders issued in 1998 granted Met-Ed and Penelec recovery of a substantial portion of their stranded costs. New Jersey legislation enacted in 1999, among other things, also provides for the recovery of stranded costs. See Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

     In June 1998, the PaPUC issued restructuring rate orders to Met-Ed and Penelec which resulted in pre-tax charges to income in the second quarter of 1998 of $320 million and $150 million, respectively. In October 1998, the PaPUC issued amended Restructuring Orders, approving the Settlement Agreements entered into by Met-Ed and Penelec. An appeal by one intervenor in the

GPU, Inc. and Subsidiary Companies


restructuring proceedings is still pending before the Pennsylvania Commonwealth Court. There can be no assurance as to the outcome of this appeal. In the third quarter of 1998, as a result of the amended Restructuring Orders, Met-Ed and Penelec reversed $313 million and $142 million pre-tax, respectively, of their earlier charges and recorded additional non-recurring charges of $38 million and $58 million pre-tax, for Met-Ed and Penelec, respectively.

     In 1997, JCP&L filed with the New Jersey Board of Public Utilities (NJBPU) its proposed restructuring plan for a competitive electric marketplace in New Jersey as required by the New Jersey Energy Master Plan (NJEMP) released by the NJBPU. In this plan, JCP&L estimated that its total above-market costs related to power purchase commitments and company-owned generation, on a present value basis, was $1.6 billion excluding above-market generation costs related to Oyster Creek. These estimates were subject to significant uncertainties including the future market price of both electricity and other competitive energy sources, as well as the timing of when these above-market costs become stranded due to customers choosing another supplier. JCP&L proposed recovery of its remaining Oyster Creek plant investment as a regulatory asset, through a nonbypassable charge to customers. At March 31, 1999, JCP&L's net investment in Oyster Creek was $672 million.

     In 1999, New Jersey enacted legislation to deregulate the state's electricity market. The legislation generally provides for customer choice of electric generation supplier for all consumers beginning no later than August 1, 1999; a 5% rate reduction for all customers beginning August 1, 1999 with another 5% rate reduction to be phased in over the next three years (which must be maintained for one year after the end of the three year phase-in); the aggregation of electric generation service by a government or private aggregator; the unbundling of customer bills; the ability to recover stranded costs and the ability to securitize stranded costs.

     On April 14, 1999, JCP&L entered into a settlement agreement with several parties to its stranded cost and rate unbundling proceedings pending before the NJBPU. The settlement agreement, which is subject to NJBPU approval, provides, among other things, for a 5% rate reduction commencing August 1, 1999, a 5% rate refund from April 30, 1997 rates for service rendered on or after August 1, 2002, and for average customer shopping credits beginning at 4.9 cents per kilowatt hour and increasing to 5.16 cents per kilowatt hour in 2003 for customers who choose an alternate supplier. The settlement agreement also allows for the application of the net proceeds from JCP&L's generation asset sales to reduce stranded costs, the securitization of approximately $525 million of stranded costs associated with the Oyster Creek nuclear generating station, and adequate assurance (through a deferral and true-up mechanism) of full recovery of above-market costs associated with JCP&L's obligations under nonutility generation, utility and transition power purchase agreements.

      If approved by the NJBPU, the settlement agreement would result in an approximately $195 million reduction in GPU's 1999 pre-tax earnings, or about $0.90 per share (after-tax). The NJBPU is expected to act on the settlement agreement in May 1999. There can be no assurance as to the outcome of this matter.

GPU, Inc. and Subsidiary Companies


     To the extent JCP&L is not permitted to recover its stranded costs in whole or in part, it would result in the recording of liabilities for above-market nonutility generator (NUG) costs, decommissioning costs, and write-downs of uneconomic generation plant and regulatory assets recorded in accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71 "Accounting for the Effects of Certain Types of Regulation" and No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," (EITF Issue 97-4). The inability to recover these stranded costs could have a material adverse effect on GPU's results of operations.

     In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. The net proceeds from the sale will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of GPU Electric and the GPUI Group.

     In March 1999, Penelec completed the sale of its 50% interest in the Homer City Station to EME Homer City Generation, L.P., a subsidiary of Edison Mission Energy for a purchase price of approximately $900 million. As a result of the sale, Penelec recorded an after-tax gain of $27.8 million in the first quarter of 1999 for the portion of the gain related to wholesale operations and deferred as a regulatory liability $596.7 million pending Phase II of the Pennsylvania restructuring proceeding.

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

     JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek. In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. In January 1999, the New Jersey Superior Court held that the NJBPU had primary jurisdiction in the matter and dismissed a PSE&G complaint requesting that the Court require JCP&L to sell its ownership interest to PSE&G. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its March 31, 1999 book value of $22 million. There can be no assurance of the outcome of this matter.

GPU, Inc. and Subsidiary Companies


Nonutility Generation Agreements:

     Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. The following table shows actual payments from 1996 through March 31, 1999, and estimated payments thereafter through 2003.

                                Payments Under NUG Agreements
                                -----------------------------
                                      (in millions)

                               Total         JCP&L  Met-Ed   Penelec
                               -----         -----  ------   -------

        1996                    $730          $370   $168    $192
        1997                     759           384    172     203
        1998                     788           403    174     211
        1999                     802           404    170     228
        2000                     816           404    169     243
        2001                     805           413    166     226
        2002                     819           425    169     225
        2003                     827           422    173     232

     As of March 31, 1999, NUG facilities covered by agreements having 1,681 MW (JCP&L 928 MW; Met-Ed 348 MW; Penelec 405 MW) of capacity were in service. While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter-term agreements offering more flexibility. The GPU Energy companies' future supply plan will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The 1998 PaPUC Restructuring Orders and the legislation in New Jersey provide for (and JCP&L's settlement agreement contemplates) full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provides for the recovery of costs associated with the

GPU, Inc. and Subsidiary Companies


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


                                   ACCOUNTING MATTERS
                                   ------------------

     The Met-Ed and Penelec Restructuring Orders received in 1998, essentially deregulated the electric generation portion of Met-Ed and Penelec's businesses. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of Met-Ed and Penelec's operations continue to be subject to the provisions of FAS 71.

     JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 and EITF Issue 97-4 for its electric generation operations no later than its receipt of NJBPU approval of its restructuring plans, which is expected in May 1999.

     Regulatory assets, net as reflected in the March 31, 1999 and December 31, 1998 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:



GPU, Inc. and Subsidiary Companies

GPU, Inc. and Subsidiary Companies                               (in thousands)
----------------------------------                               --------------
                                                            -----------------------------
                                                             March 31,      December 31,
                                                            -------------  --------------
                                                               1999             1998
                                                               ----             ----

Competitive transition charge per PaPUC Order               $  981,361       $1,023,815
                                                            ==========       ==========

Other regulatory assets, net:
Reserve for generation divestiture (JCP&L)                  $  135,700       $  136,804
Phase II reserve for
  generation divestiture (Met-Ed and Penelec)                  763,388        1,356,580
Income taxes recoverable through future rates                  399,694          449,638
Income taxes refundable through future rates                   (51,505)         (52,701)
Net investment in TMI-2                                         65,049           65,787
TMI-2 decommissioning costs                                    116,935          119,571
Nonutility generation contract buyout costs                    114,959          123,208
Unamortized property losses                                     78,882           80,287
Other postretirement benefits                                   72,454           73,770
Environmental remediation                                       50,347           50,214
N.J. unit tax                                                   31,528           33,244
Unamortized loss on reacquired debt                             31,024           32,247
Load and demand-side management programs                         6,427           12,568
DOE enrichment facility decommissioning                         28,205           28,956
Nuclear fuel disposal fee                                       19,857           21,092
Storm damage                                                    29,968           30,166
Deferred nonutility generation costs
  not in current rates                                          17,337          (16,067)
Future nonutility generation costs not in CTC                  369,290          369,290
Public utility realty taxes (PURTA)                              7,171            8,060
Other regulatory liabilities                                   (53,274)         (50,319)
Other regulatory assets                                          8,676           10,018
                                                                 -----           ------
     Total other regulatory assets, net                     $2,242,112       $2,882,413
                                                            ==========       ==========

JCP&L                                                              (in thousands)
--------                                                   -----------------------------
                                                             March 31,      December 31,
                                                               1999             1998
                                                           -----------------------------

Other regulatory assets, net:
Reserve for generation divestiture                          $  135,700       $  136,804
Income taxes recoverable through future rates                  141,060          172,752
Income taxes refundable through future rates                   (34,708)         (35,535)
Net investment in TMI-2                                         65,049           65,787
TMI-2 decommissioning costs                                     16,106           19,192
Nonutility generation contract buyout costs                    114,959          120,708
Unamortized property losses                                     78,882           80,287
Other postretirement benefits                                   45,657           46,486
Environmental remediation                                       50,347           50,214
N.J. unit tax                                                   31,528           33,244
Unamortized loss on reacquired debt                             25,310           25,981
Load and demand-side management programs                         6,427           12,568
DOE enrichment facility decommissioning                         17,615           18,049
Nuclear fuel disposal fee                                       19,857           21,092
Storm damage                                                    29,968           30,166
Other regulatory liabilities                                   (52,927)         (49,840)
Other regulatory assets                                          3,928            5,930
                                                                 -----            -----

     Total other regulatory assets, net                     $  694,758       $  753,885
                                                            ==========       ==========





GPU, Inc. and Subsidiary Companies


Met-Ed                                                           (in thousands)
------                                                      -----------------------------

                                                             March 31,      December 31,
                                                               1999             1998
                                                           -------------   -------------


Competitive transition charge per PaPUC Order               $  659,439       $  680,213
                                                            ==========       ==========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                                    $  424,642       $  421,807
Income taxes recoverable through future rates                  112,425          133,585
Income taxes refundable through future rates                   (10,584)         (10,804)
TMI-2 decommissioning costs                                     67,776           68,091
Nonutility generation contract buyout costs                          -            2,500
Other postretirement benefits                                   26,797           27,284
Unamortized loss on reacquired debt                              2,800            3,023
DOE enrichment facility decommissioning                          7,198            7,409
Deferred nonutility generation costs
  not in current rates                                           4,241           (7,746)
Future nonutility generation costs not in CTC                  271,270          271,270
Public utility realty taxes (PURTA)                              3,315            3,699
Other regulatory liabilities                                       (83)             (83)
Other regulatory assets                                          2,360            1,899
                                                                 -----            -----
     Total other regulatory assets, net                     $  912,157       $  921,934
                                                            ==========       ==========


Penelec                                                          (in thousands)
--------                                                    -----------------------------
                                                             March 31,      December 31,
                                                               1999             1998
                                                            ------------   --------------

Competitive transition charge per PaPUC Order               $  321,922       $  343,602
                                                            ==========       ==========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                                       338,746          934,773
Income taxes recoverable through future rates                  146,209          143,301
Income taxes refundable through future rates                    (6,213)          (6,362)
TMI-2 decommissioning costs                                     33,053           32,288
Unamortized loss on reacquired debt                              2,914            3,243
DOE enrichment facility decommissioning                          3,392            3,498
Deferred nonutility generation costs
  not in current rates                                          13,096           (8,321)
Future nonutility generation costs not in CTC                   98,020           98,020
Public utility realty taxes (PURTA)                              3,856            4,361
Other regulatory liabilities                                      (264)            (396)
Other regulatory assets                                          2,388            2,189
                                                                 -----            -----
     Total other regulatory assets, net                     $  635,197       $1,206,594
                                                            ==========       ==========


                                              25

GPU, Inc. and Subsidiary Companies


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

     The restructuring proceeding in New Jersey could result in substantial disallowance of certain capital additions; the disallowance of certain stranded costs; reduction in cost of capital allowances on certain elements of plant and cost deferrals; and tariff rate unbundling reflecting an allocation of costs to the transmission and distribution activities lower than that proposed by JCP&L. Management believes that a negative outcome of that proceeding could have a material adverse effect on GPU's earnings.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU will adopt FAS 133 in the first quarter of 2000 and is in the process of evaluating the impact of this statement.


                                      NUCLEAR FACILITIES
                                      ------------------

     The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. At March 31, 1999 and December 31, 1998, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                          Net Investment (in millions)
                                          ----------------------------
                                          TMI-1       Oyster Creek
                                          -----       ------------
             March 31, 1999
             --------------
             JCP&L                        $18               $672
             Met-Ed                        35                  -
             Penelec                       17                  -
                                          ----              -----
               Total                      $70               $672
                                          ===               ====

GPU, Inc. and Subsidiary Companies


                                          Net Investment (in millions)
                                          ----------------------------
                                          TMI-1       Oyster Creek
                                          -----       ------------
             December 31, 1998
             JCP&L                        $18               $682
             Met-Ed                        36                  -
             Penelec                       17                  -
                                           --               -----
               Total                      $71               $682
                                          ===               ====

     JCP&L's net investment in TMI-2 at March 31, 1999 and December 31, 1998 was $65 million and $66 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively.

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

      In 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen, a joint venture between PECO Energy and British Energy. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

GPU, Inc. and Subsidiary Companies


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

GPU, Inc. and Subsidiary Companies

                                NUCLEAR PLANT RETIREMENT COSTS
                                ------------------------------

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the DOE.

      In 1990, the GPU Energy companies submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage and being decommissioned at the same time as TMI-1. Based on NRC studies, a comparable funding target was developed for TMI-2 which took the accident into account. Under the NRC regulations, the funding targets (in 1999 dollars) are as follows:

                                                    (in millions)
                                                                   Oyster
                                         TMI-1        TMI-2        Creek
                                         -----        -----        -----

JCP&L                                    $ 68          $107          $331
Met-Ed                                    135           215            -
Penelec                                    68           107            -
                                           --           ---          ----
   Total                                 $271          $429          $331
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

      In 1995, a consultant to GPUN performed site-specific studies of TMI-1, TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning at the end of the plants' license terms, are as follows (in 1999 dollars):

                                                   (in millions)
                                                                      Oyster
                                             TMI-1       TMI-2         Creek
                                             -----       -----         -----


Radiological decommissioning                   $349       $425         $577
Nonradiological cost of removal                  86         34*          31
                                                 --         --           --
   Total                                       $435       $459         $608
                                               ====       ====         ====

* Net of $12.5 million spent as of March 31, 1999.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

GPU, Inc. and Subsidiary Companies


      The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in the year 2000. An early shutdown would increase the retirement costs shown above to $616 million ($585 million for radiological decommissioning and $31 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982 (see OTHER COMMITMENTS AND CONTINGENCIES).

      In 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. The agreements provide, among other things, that upon closing, the GPU Energy companies will fund the TMI-1 decommissioning trusts up to $320 million and AmerGen will assume all TMI-1 decommissioning liabilities. If all the necessary regulatory approvals, as well as certain Internal Revenue Service rulings, are obtained, the transfer of all TMI-1 decommissioning liability and expense to AmerGen will take place at the financial closing which is expected by the end of 1999.

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

      The amounts charged to depreciation expense for the first quarter of 1999 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:

GPU, Inc. and Subsidiary Companies


                                                 (in millions)
                                                              Oyster
                                                TMI-1         Creek
                                                -----         -----
Amount expensed for the three months ended March 31, 1999:
   JCP&L                                        $1.3          $5.6
   Met-Ed                                        0.4             -
   Penelec                                       0.2             -
                                                ----          -----
                                                $1.9          $5.6
                                                ====          ====

                                                 (in millions)
                                                              Oyster
                                                TMI-1         Creek
                                                -----         -----
Accumulated depreciation provision at March 31, 1999:
   JCP&L                                        $ 48          $284
   Met-Ed                                         84             -
   Penelec                                        39             -
                                                ----          ----
                                                $171          $284
                                                ====          ====

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 Future Costs on the Consolidated Balance Sheets) as of March 31, 1999 and December 31, 1998 are as follows:

                                                         (in millions)

                        GPU           JCP&L        Met-Ed        Penelec
                        ---           -----        ------        -------

March 31, 1999          $487          $122         $243          $122
December 31, 1998       $484          $121         $242          $121

These amounts are based upon the 1995 site-specific study estimates (in 1999 and 1998 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $28 million (JCP&L $7 million; Met-Ed $14 million; Penelec $7 million) as of March 31, 1999 and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of December 31, 1998, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand; Penelec $450 thousand).

      Offsetting the $487 million liability at March 31, 1999 is $245 million (JCP&L $19 million; Met-Ed $143 million; Penelec $83 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $277 million (JCP&L $107 million; Met-Ed $126 million; Penelec $44 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense in the first quarter of
                                              31

GPU, Inc. and Subsidiary Companies


1999 amounted to $1.5 million (JCP&L $573 thousand; Met-Ed $700 thousand; Penelec $210 thousand).

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

      At March 31, 1999, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $76 million (JCP&L $19 million; Met-Ed $38 million; Penelec $19 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1999 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $76 million accident-related portion referred to above.

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

GPU, Inc. and Subsidiary Companies


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

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies have spent $242 million (JCP&L $44 million; Met-Ed $95 million; Penelec $103 million) to date. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the NOx reductions proposed by the Ozone Transport Commission
(OTC), and in December 1997, the New Jersey Department of Environmental Protection developed a proposal with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve these state implementation plans, and that as a result, they would expect to spend an estimated $0.6 million (JCP&L $30 thousand; Met-Ed $340 thousand; Penelec $200 thousand) in 1999 to meet the seasonal reductions agreed upon by the OTC. In 1997 and 1998 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld. Moreover, the timing and amounts of expenditures under the Clean Air Act will be dependent upon the timing of the sales of the related generating facilities.

     GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites (in some cases, more than one company is named for a given site):

GPU, Inc. and Subsidiary Companies


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

     In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake). According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. The Court has refused to dismiss the complaint and discovery is proceeding. The parties continue to engage in settlement discussions. There can be no assurance as to the outcome of these proceedings.

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, and a third Amendment in December 1998, that establish a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at March 31, 1999. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $12 million at March 31, 1999.

     In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from

GPU, Inc. and Subsidiary Companies


approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at March 31, 1999. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a regulatory asset of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at March 31, 1999.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 1999, JCP&L has spent approximately $32 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

     In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU. At March 31, 1999, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L commenced litigation in the New Jersey Superior Court against several of its insurance carriers, relative to these MGP sites and has settled with all but one of those insurance companies.


                             OTHER COMMITMENTS AND CONTINGENCIES
                             -----------------------------------

GPU Electric and the GPUI Group:
--------------------------------

     At March 31, 1999, GPU Electric and the GPUI Group had investments totaling approximately $3.2 billion and $90 million, respectively, in businesses and facilities located in foreign countries. Although management attempts to mitigate the risk of investing in certain foreign countries by securing political risk insurance, GPU Electric and the GPUI Group face additional risks inherent to operating in such locations, including foreign currency fluctuations (see Management's Discussion and Analysis - GPU Electric and the GPUI Group).

     At March 31, 1999, GPU, Inc.'s aggregate investment in GPU Electric and the GPUI Group was $398 million and $242 million, respectively; GPU, Inc. has also guaranteed up to an additional $1.07 billion and $33 million of GPU Electric and GPUI Group obligations, respectively. Of this amount, $1.07 billion is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at March 31, 1999, and $26 million relates to various other obligations of GPU Electric and the GPUI Group.

GPU, Inc. and Subsidiary Companies


     Through its 50% ownership interest in Midlands, GPU Electric has invested in a power project in Pakistan (Uch Power Project) which was originally scheduled to begin commercial operation in late 1998. The Uch Power Project is a 586 MW facility of which Midlands is a 40% owner. Construction of the Uch Power Project is complete, but commercial operation was delayed pending resolution of a dispute with the Pakistani government. In July 1998, the Pakistani government-owned utility issued a notice of intent to terminate certain key project agreements. The notice asserted that various forms of corruption were involved in the original granting of the agreements to the Uch investors by the predecessor Pakistani government. The Uch investors, including Midlands, strongly deny the allegations and are continuing to explore remedies to the situation. GPU Electric believes that similar notices were received by a number of other independent power projects in Pakistan. In December 1998, the Pakistani government offered to withdraw these notices.

     GPU Electric's current investment in the Uch Power Project is approximately $36 million, and project lenders could require GPU Electric to make additional capital contributions to the project of approximately $8 million under certain conditions. There can be no assurance as to the outcome of this matter.

     Lake Cogen, Ltd. (Lake), an independent power project owned by GPU International, Inc., is pursuing legal proceedings against Florida Power Corporation (FPC) to resolve an ongoing disagreement involving the pricing under the power purchase agreement between Lake and FPC. In April 1999, the Lake County Circuit Court issued an order finding that FPC breached the avoided cost payment provisions of the power purchase agreement and ruled that FPC must pay Lake firm power prices for all on-peak hours and as-available rates for all off-peak hours. In addition, the court dismissed Lake's claim that FPC had improperly determined its avoided fuel cost and, at the same time, dismissed FPC's counterclaims against Lake. Management is currently unable to determine the financial consequences of the ruling, and accordingly, Lake has filed a Motion for Clarification and Reconsideration, which is currently pending. Separately, the Florida Public Service Commission (FPSC) dismissed a petition filed by FPC requesting that the FPSC assert jurisdiction over the contract dispute. FPC has appealed the dismissal to the Florida Supreme Court. There can be no assurance as to the outcome of this matter. GPU International, Inc.'s total investment in Lake, including guaranteed lease payments, is approximately $20 million.

Other:
------

     GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $436 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $58 million) during 1999.

      The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; and Met-Ed - 16.45% ownership interest in Conemaugh). The contracts, which expire at various dates between 1999 and 2002, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate

GPU, Inc. and Subsidiary Companies


$135 million (JCP&L $27 million; Met-Ed $57 million; Penelec $51 million) for 1999. These contracts will be assumed by the purchasers, upon the closings of the sales of the GPU Energy companies' fossil generation facilities.

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

      New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste (radwaste) disposal facility in New Jersey, which was expected to commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility was estimated to be $58 million. Through December 31, 1998, GPUN has made payments of $6 million. JCP&L is recovering the costs to construct this facility from customers, and $29 million has been collected to date. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is in the process of determining what activities are required by law to be continued, and the level of funding required to support these activities. The Siting Board intended to return the unused funds to the generators, but the Governor has overruled this decision. Legislation is pending in New Jersey, however, that would mandate returning the unused funds to the generators, of which GPUN's share is approximately $2.6 million. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

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

GPU, Inc. and Subsidiary Companies


Pennsylvania has suspended the search for a low-level radwaste disposal site in the state. GPUN cannot determine at this time what effect, if any, this may have on its operations.

      JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $11 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. The Electric Discount and Energy Competition Act eliminates the nuclear performance standard, effective with the implementation of retail choice on August 1, 1999.

      At March 31, 1999, GPU, Inc. and consolidated affiliates had 9,263 employees worldwide (JCP&L 2,233; Met-Ed 2,618; Penelec 1,601; GPU Electric 928; the GPUI Group 133; all other companies 1,750), of which 8,300 employees were located in the U.S. The majority of the U.S. workforce is employed by the GPU Energy companies, of which approximately 4,400 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 1999, April 30, 2000 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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

GPU, Inc. and Subsidiary Companies


2.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is principally limited to GPU Electric and the GPUI Group. GPU has not held or issued derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:
------------------------------

     GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. At March 31, 1999, these agreements covered approximately $1.2 billion of debt, including commercial paper, and are scheduled to expire on various dates through November 2007. GPU Electric records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of GPU Electric. For the quarter ended March 31, 1999, fixed rate interest expense exceeded variable rate interest by approximately $5.1 million. (For additional information, see GPU Electric and the GPUI Group section, Management's Discussion and Analysis.)

Indexed Swap Agreement:
-----------------------

      In 1998, GPU International entered into a 10-year indexed swap agreement with Niagara Mohawk Power Corporation (NIMO) which, among other things, provides GPU International a fixed revenue stream (over the life of the swap agreement) on its investment in the Onondaga Cogeneration project. At March 31, 1999, the indexed swap agreement is valued at $60.5 million and is included in Other Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows of the payments expected to be received by GPU International from NIMO over the life of the swap agreement.

GPU, Inc. and Subsidiary Companies


3.   EQUITY INVESTMENTS

     GPU Electric and the GPUI Group use the equity method of accounting for investments in which they have the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest). Investments accounted for under the equity method at March 31, 1999 follow:

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

All of the above are GPUI Group equity investments except Midlands Electricity plc, which is a GPU Electric equity investment.

     Summarized financial information for GPU Electric and the GPUI Group's equity method investments (which are not consolidated in the financial statements), including both GPU Electric and the GPUI Group's ownership and non-ownership interests, is as follows:

Balance Sheet Data (in thousands)
-----------------
                                            March 31,            December 31,
                                              1999                  1998
                                          -----------            ------------
Current Assets                            $   615,644            $   657,396
Noncurrent Assets                           5,887,354              6,113,529
Current Liabilities                        (1,648,144)            (1,750,590)
Noncurrent Liabilities                     (3,252,351)            (3,427,785)
                                           ----------             ----------
     Net Assets                           $ 1,602,503            $ 1,592,550
                                          ===========            ===========

GPU Electric and GPUI Group's
  Equity in Net Assets                    $   728,007            $   780,808
                                          ===========            ===========


Earnings Data (in thousands)
-------------
                                             Three months ended March 31,
                                           ---------------------------------
                                              1999                  1998
                                           ----------           ------------

Revenues                                  $   780,283            $   740,008
Operating Income                              170,331                105,489
Net Income/(Loss)                             118,236                 38,506
Cash Distributions Received                     4,760                  1,876
                                                -----                  -----

GPU Electric and GPUI Group's
  Equity in Net Income/(Loss)             $    53,252            $    17,651
                                          ===========            ===========

      As of March 31, 1999 and December 31, 1998, Equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated

GPU, Inc. and Subsidiary Companies


amortization) of approximately $12.2 million and $18.5 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the three months ended March 31, 1999 and 1998 amounted to $0.3 million and $0.4 million, respectively.

4. SEGMENT INFORMATION

     In 1997, GPU adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment and geographic area. For the purpose of providing segment information, the GPU Energy companies consist of the three domestic electric utility companies serving customers in Pennsylvania and New Jersey, as well as Genco, GPUN, GPU Telcom and GPUS. GPU Electric owns, operates and funds the acquisition of transmission and distribution systems in foreign countries. The GPUI Group develops, owns and operates generation facilities in the United States (GPU International, Inc.) and foreign countries (GPU Power, Inc.). GPU AR is involved in retail energy sales. Corporate represents the activities of GPU, Inc., a registered holding company. GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's segment information is as follows:






GPU, Inc. and Subsidiary Companies


Balance Sheet Segment Data (in thousands)

                                                     Current     Noncurrent     Current
March 31, 1999                                       Assets        Assets     Liabilities
--------------                                       -------     ----------    -----------

Domestic:
   GPU Energy companies                            $1,512,252    $11,738,171    $1,548,299
   GPU International, Inc.*                           109,310        424,401        61,059
   Less: The effect of consolidating
      equity investments included above               (48,560)      (198,838)      (16,066)
   Add: Equity investments
      included on the balance sheet                         -         77,045             -
   GPU AR                                              17,009             46         7,465
   Corporate                                              367          6,667        12,789
                                                    ---------     ----------     ---------
         Subtotal                                   1,590,378     12,047,492     1,613,546
                                                    ---------     ----------     ---------
Foreign:
   Australia (GPU Electric)                           104,448      1,756,555       173,476
   United Kingdom (GPU Electric)*                     121,905      2,169,383       936,280
   Argentina (GPU Electric)                            49,875        469,877       110,138
   South America (GPU Power, Inc.)*                   144,283        384,773        73,351
   Less: The effect of consolidating
      equity investments included above              (181,190)    (2,364,425)     (772,618)
   Add: Equity investments
      included on the balance sheet                         -        640,668             -
                                                    ---------     ----------     ---------
         Subtotal                                     239,321      3,056,831       520,627
                                                    ---------     ----------     ---------

Consolidated Total                                 $1,829,699    $15,104,323    $2,134,173
                                                    =========     ==========     =========

                                                                   Other           Cash
                                                   Long-Term     Noncurrent       Capital
March 31, 1999                                        Debt       Liabilities  Expenditures
--------------                                        ----       ------------ ------------


Domestic:
   GPU Energy companies                            $2,298,931     $6,018,252    $   60,276
   GPU International, Inc.*                           186,655        228,122           239
   Less: The effect of consolidating
      equity investments included above              (186,655)       (18,592)            -
   Add: Equity investments
      included on the balance sheet                         -              -             -
   GPU AR                                                   -            811            14
   Corporate                                                -          2,088             -
                                                    ---------      ---------     ---------
         Subtotal                                   2,298,931      6,230,681        60,529
                                                    ---------      ---------     ---------
Foreign:
   Australia (GPU Electric)                         1,466,813         68,486             -
   United Kingdom(GPU Electric)*                      938,254        208,325             -
   Argentina (GPU Electric)                           331,683         22,555       380,448
   South America (GPU Power, Inc.)*                   184,498         61,528        16,549
   Less: The effect of consolidating
      equity investments included above              (886,811)      (181,451)            -
   Add: Equity investments
      included on the balance sheet                         -              -             -
                                                    ---------      ---------     ---------
         Subtotal                                   2,034,437        179,443       396,997
                                                    ---------      ---------     ---------

Consolidated Total                                 $4,333,368     $6,410,124    $  457,526
                                                    =========      =========     =========

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.










GPU, Inc. and Subsidiary Companies


Balance Sheet Segment Data (in thousands) (continued)

                                                     Current      Noncurrent       Current
December 31, 1998                                    Assets       Assets        Liabilities
-----------------                                    -------    -----------     -----------

Domestic:
   GPU Energy companies                            $  807,973    $12,475,608     $1,205,733
   GPU International, Inc.*                           126,321        412,953         58,343
   Less: The effect of consolidating
      equity investments included above               (51,046)      (202,985)       (17,271)
   Add: Equity investments
      included on the balance sheet                         -         80,614              -
   GPU AR                                               2,358            115          2,222
   Corporate                                            5,001          6,672        140,132
                                                    ---------     ----------      ---------
         Subtotal                                     890,607     12,772,977      1,389,159
                                                    ---------     ----------      ---------
Foreign:
   Australia (GPU Electric)                            91,112      1,690,018        561,562
   United Kingdom (GPU Electric)*                     142,854      2,213,350        836,431
   South America (GPU Power, Inc.)*                   136,822        385,836         54,366
   Less: The effect of consolidating
      equity investments above                       (198,986)    (2,437,992)      (833,658)
   Add: Equity investments
      included on the balance sheet                         -        601,511              -
                                                    ---------     ----------      ---------
         Subtotal                                     171,802      2,452,723        618,701
                                                    ---------     ----------      ---------

Consolidated Total                                 $1,062,409    $15,225,700     $2,007,860
                                                    =========     ==========      =========

                                                                   Other           Cash
                                                   Long-Term     Noncurrent       Capital
December 31, 1998                                     Debt       Liabilities   Expenditures
-----------------                                     ----       -----------   ------------

Domestic:
   GPU Energy companies                            $2,368,870     $6,211,677     $  328,418
   GPU International, Inc.*                           188,774        218,998         31,574
   Less: The effect of consolidating
      equity investments included above              (188,774)       (19,968)       (10,199)
   Add: Equity investments
      included on the balance sheet                         -              -              -
   GPU AR                                                   -            158             34
   Corporate                                                -          1,360              -
                                                    ---------      ---------      ---------
         Subtotal                                   2,368,870      6,412,225        349,827
                                                    ---------      ---------      ---------
Foreign:
   Australia (GPU Electric)                         1,060,877         46,397         58,549
   United Kingdom (GPU Electric)*                   1,116,144        204,680         50,092
   South America (GPU Power, Inc.)*                   188,928         57,032         60,096
   Less: The effect of consolidating
      equity investments included above              (909,235)      (213,295)       (50,341)
   Add: Equity investments
      included on the balance sheet                         -              -              -
                                                    ---------      ---------      ---------
         Subtotal                                   1,456,714         94,814        118,396
                                                    ---------      ---------      ---------

Consolidated Total                                 $3,825,584     $6,507,039     $  468,223
                                                    =========      =========      =========

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.


                                              43


GPU, Inc. and Subsidiary Companies


Earnings Segment Data (in thousands)

                                                                 Depreciation
For the three months                                Operating        and         Operating
ended March 31, 1999                                Revenues     Amortization      Income
--------------------                                --------     ------------      ------

Domestic:
   GPU Energy companies                             $  972,925   $   104,882    $  190,441
   GPU International, Inc.*                             37,528         1,490         6,282
   Less: The effect of consolidating
      equity investments included above                (20,308)       (2,023)       (5,720)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement              -               -             -
   GPU AR                                               16,460             -         1,672
   Corporate                                                 -             -        (1,478)
                                                     ---------       -------       -------
         Subtotal                                    1,006,605       104,349       191,197
                                                     ---------       -------       -------
Foreign:
   Australia (GPU Electric)                             47,188         4,064        28,241
   United Kingdom (GPU Electric)*                      337,128        14,914        53,039
   Argentina (GPU Electric)                             10,772         7,485         2,116
   South America (GPU Power, Inc.)*                     19,064         3,890         7,057
   Less: The effect of consolidating
      equity investments included above               (347,024)      (17,458)      (59,942)
   Add:  Equity in undistributed earnings of
      affiliates, net on the income statement              -               -             -
                                                    ----------       -------       -------
         Subtotal                                       67,128        12,895        33,511
                                                     ---------       -------       -------

Consolidated Total                                  $1,073,733   $   117,244    $  224,708
                                                     =========       =======       =======

                                                       Other     Interest and
For the three months                                Income and     Preferred
ended March 31, 1999                                Deductions     Dividends     Net Income
--------------------                                ----------     ---------     ----------

Domestic:
   GPU Energy companies                             $   18,172   $    60,264    $  148,349
   GPU International, Inc.*                              1,019         4,618         2,683
   Less: The effect of consolidating
      equity investments included above                    288        (4,362)       (1,070)
   Add:  Equity in undistributed earnings of
      affiliates, net on the income statement            1,070             -         1,070
   GPU AR                                                    9             -         1,681
   Corporate                                                16           541        (2,003)
                                                        ------       -------       -------
         Subtotal                                       20,574        61,061       150,710
                                                        ------       -------       -------
Foreign:
   Australia (GPU Electric)                               (132)       24,885         3,224
   United Kingdom (GPU Electric)*                        6,210        25,464        33,785
   Argentina (GPU Electric)                                127         1,866           377
   South America (GPU Power, Inc.)*                      1,687         5,298         2,623
   Less: The effect of consolidating
      equity investments included above                (20,591)      (25,351)      (52,182)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement           52,182             -        52,182
                                                      ------         -------       --------
         Subtotal                                       39,483        32,162        40,009
                                                        ------       -------       --------

Consolidated Total                                  $   60,057   $    93,223    $  190,719
                                                        ======       =======       =======

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.








GPU, Inc. and Subsidiary Companies


Earnings Segment Data (in thousands)(continued)

                                                                 Depreciation
For the three months                                Operating        and          Operating
ended March 31, 1998                                Revenues     Amortization   Income
--------------------                                ---------    ------------  ---------

Domestic:
   GPU Energy companies                             $  968,888   $   114,901    $  161,796
   GPU International, Inc.*                             46,036         2,512         7,064
   Less: The effect of consolidating
      equity investments included above                (29,337)       (2,334)       (7,861)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement              -               -             -
   GPU AR                                                1,925             -          (815)
   Corporate                                                 -             -        (1,001)
                                                     ---------       -------       -------
         Subtotal                                      987,512       115,079       159,183
                                                     ---------       -------       -------
Foreign:
   Australia (GPU Electric)                             48,243        10,496        32,126
   United Kingdom (GPU Electric)*                      322,735        14,198        43,493
   South America (GPU Power, Inc.)*                     12,866         4,946           (28)
   Less: The effect of consolidating
      equity investments included above               (328,247)      (17,571)      (41,433)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement              -               -             -
                                                     ---------       -------       -------
         Subtotal                                       55,597        12,069        34,158
                                                     ---------       -------       -------

Consolidated Total                                  $1,043,109   $   127,148    $  193,341
                                                     =========       =======       =======

                                                       Other     Interest and
For the three months                                Income and     Preferred
ended March 31, 1998                                Deductions     Dividends     Net Income
--------------------                                ----------   -----------     ----------

Domestic:
   GPU Energy companies                             $    1,421   $    61,179    $  102,038
   GPU International, Inc.*                              4,413         4,850         6,627
   Less: The effect of consolidating
      equity investments included above                  1,224        (4,714)       (1,923)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement            1,923             -         1,923
   GPU AR                                                   21             -          (794)
   Corporate                                                26         1,458        (2,433)
                                                        ------       -------       -------
         Subtotal                                        9,028        62,773       105,438
                                                        ------       -------       -------
Foreign:
   Australia (GPU Electric)                             17,154        29,785        19,495
   United Kingdom (GPU Electric)*                       (2,779)       30,693        10,021
   South America (GPU Power, Inc.)*                        531         1,176        (1,174)
   Less: The effect of consolidating
      equity investments included above                  3,440       (22,265)      (15,728)
   Add: Equity in undistributed earnings of
      affiliates, net on the income statement           15,728             -        15,728
                                                        ------       -------       -------
         Subtotal                                       34,074        39,389        28,342
                                                        ------       -------       -------

Consolidated Total                                  $   43,102   $   102,162    $  133,780
                                                        ======       =======       =======

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.


                                              45

GPU, Inc. and Subsidiary Companies


5. COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive income was as follows:


                                                        (in thousands)
                                                         Three months
                                                        Ended March 31,
                                                     ----------------------
GPU, Inc. and Subsidiary Companies                     1999          1998
                                                       ----          ----

Net income                                           $190,719      $133,780
                                                     --------      --------
Other comprehensive income, net of tax:
     Net unrealized gains/(losses) on investments      (2,195)        3,820
     Foreign currency translation                       1,452        10,743
                                                     --------      --------
       Total other comprehensive income/(loss)           (743)       14,563
                                                     --------      --------
Comprehensive income                                 $189,976      $148,343
                                                     ========      ========

Met-Ed

Net income                                           $ 32,832      $ 24,730
Other comprehensive income, net of tax:
     Net unrealized gains on investments                1,646         2,547
                                                     --------      --------
Comprehensive income                                 $ 34,478      $ 27,277
                                                     ========      ========

Penelec

Net income                                           $ 65,490      $ 26,645
                                                     --------      --------
Other comprehensive income, net of tax:
     Net unrealized gains on investments                  752         1,273
                                                     --------      --------
Comprehensive income                                 $ 66,242      $ 27,918
                                                     ========      ========

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries, own, operate and fund the acquisition of transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries, develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc.
(GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."



                            GPU RESULTS OF OPERATIONS
                            -------------------------


        GPU's earnings for the first quarter ended March 31, 1999 were $190.7 million, compared to 1998 first quarter earnings of $133.8 million. Earnings per share on a diluted basis were $1.49 in 1999, compared to $1.07 per share in 1998.

        The earnings increase was due to higher earnings from both GPU's domestic utility operations, which are conducted by GPU Energy, and its foreign utility operations, which are conducted by GPU Electric. The increase also included the recognition of a non-recurring gain of $27.8 million after-tax, or $0.22 per share, by Penelec, for the portion of the gain on the sale of its interest in the Homer City Generating Station (Homer City) related to wholesale operations. Excluding this non-recurring gain, first quarter earnings would have been $162.9 million, or $1.27 per share.

        GPU Energy's earnings increase over the first quarter of last year was due to higher weather-related sales and lower net energy expenses. GPU Electric's earnings increase over the first quarter of last year was due to increased profits from Midlands Electricity's (Midlands) supply business and a gain on the sale of the Midlands' Enersis generating facility in Portugal. First quarter 1998 results also included a gain on the sale of Solaris Power.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter of 1999 increased 2.9% to $1.07 billion, as compared to the first quarter of 1998. The components of the changes are as follows:

                                              (in millions)
                                              -------------
GPU Energy companies:
   Kilowatt-hour (KWH) revenues                   $(53.0)
   Energy-related revenues                          31.5
   CTC revenues                                     23.1
   GPU Telcom revenues                              (3.0)
   Other revenues                                    5.4
                                                   -----
        Total GPU Energy companies                   4.0
GPU Electric                                        10.0
GPUI Group                                           2.1
GPU AR                                              14.5
                                                   -----
        Total increase in revenues                $ 30.6
                                                   =====

GPU Energy Companies

Kilowatt-hour revenues
----------------------

      The decrease in KWH revenues for the three month period was due primarily to a decrease in non-utility generation (NUG) revenues for Met-Ed and Penelec (which did not have a significant impact on earnings); lower generation-related revenues due to some PA customers choosing another supplier; partially offset by higher weather-related sales due to colder winter temperatures this year compared to last and increased sales to other utilities.

Energy-related revenues (JCP&L only)
------------------------------------

      Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) billed to customers and expensed. The increase was due primarily to a change in the estimate for unbilled revenue.

CTC revenues
------------

      Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

GPU Telcom revenues
-------------------

      The decrease in GPU Telcom  revenues for the three month period was due to
lower   revenues   from   contracts   for  the  leasing  and   construction   of
telecommunication infrastructure.

Other revenues
--------------

      The increase in other revenues for the three month period was due primarily to increased transmission revenues at Met-Ed and Penelec as a result of customer shopping from Pennsylvania deregulation.

GPU Electric

      The increase in revenues for the three month period was due mainly to the inclusion of revenues from Emdersa, an electric distribution business in Argentina, which was acquired by GPU Electric in March 1999.

GPUI Group

      The increase in GPUI Group revenues for the three month period was due primarily to an increase in Empresa Guaracachi (EGSA) energy and capacity revenues, the effect of consolidating Onondaga beginning August 1998, which was partially offset by lower management fee revenues.

GPU AR

      The increase in revenues for the three month period was due primarily to an increase in energy sales to customers who chose GPU AR as their electric energy supplier as part of retail customer choice in Pennsylvania.

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)
---------------------------------------

      Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, such cost variances for Met-Ed and Penelec are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Orders. The decrease in PP&I for the three month period is primarily due to reduced purchases and the deferral of above-market NUG costs by Met-Ed and Penelec, partially offset by increased purchases at GPU AR.

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

      For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates in 1997. The decrease in fuel for the three month period was primarily due to lower fuel expenses at Penelec due to the sale of its interest in Homer City; partially offset by increased fuel expenses at EGSA, and the effect of consolidating Onondaga beginning August 1998.

Other operation and maintenance (O&M)
-------------------------------------

      The increase in other O&M expenses for the three month period was primarily due to higher GPU Electric O&M expenses resulting from the acquisition of Emdersa in March 1999.

Depreciation and amortization
-----------------------------

      The decrease in depreciation and amortization expense for the three month period was due mainly to lower depreciation expense at GPU Energy due to the effects of the impairment writedown of TMI-1 in 1998 and the sale of Homer City in March 1999.

Taxes, other than income taxes
------------------------------

      For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. Met-Ed and Penelec's State Tax Adjustment Surcharges were combined with base rates in 1997 and are no longer subject to annual adjustment. This did not have a significant impact on earnings for the first three months of 1999.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Equity in undistributed earnings of affiliates, net
---------------------------------------------------

        The increase in equity in undistributed earnings of affiliates, net for the three month period was due to higher GPU Electric earnings primarily due to increased earnings from Midlands' operations and a gain on the sale of the Enersis generation facility in Portugal.

Other income, net
-----------------

      The increase in other income, net for the three month period was due primarily to the recognition of the gain on the sale of Penelec's interest in Homer City relating to wholesale operations, partially offset by the gains realized in 1998 by GPU Electric from the sale of Solaris and the GPUI Group's sale of a 50% interest in the Mid-Georgia cogeneration project.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Interest on long-term debt
--------------------------

      The decrease in interest on long-term debt for the three month period was due primarily to lower interest costs at GPU Electric.


Preferred stock dividends of subsidiaries
-----------------------------------------

      In January 1999, Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock. A reacquisition loss of $0.5 million and $0.7 million was recorded by Met-Ed and Penelec, respectively.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

      JCP&L's earnings for the first quarter ended March 31, 1999 were $51.3 million, compared to 1998 first quarter earnings of $50.1 million. The increase in earnings was due primarily to higher weather-related sales this year compared to last year and increased usage by residential and commercial customers.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter of 1999 increased 9.4% to $516.9 million, as compared to the first quarter of 1998. The components of the changes are as follows:

                                              (in millions)
                                              -------------

   KWH revenues                                   $ 11.6
   Energy-related revenues                          31.5
   Other revenues                                    1.4
                                                    ----
        Increase in revenues                      $ 44.5
                                                    ====

Kilowatt-hour revenues
----------------------

      The increase in KWH revenues for the three month period was due to higher weather-related sales due to a colder winter this year compared to last year and increased usage by residential and commercial customers.

Energy-related revenues
-----------------------

      Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The increase was due primarily to a change in the estimate for unbilled revenue.

Other revenues
--------------

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

---------------------------------------


Other operation and maintenance
-------------------------------

      The increase in other O&M expenses for the three month period was primarily due to higher expenses related to the reengineering of business processes to position JCP&L for deregulation.

Depreciation and amortization
-----------------------------

      The decrease in depreciation and amortization expense for the three month period was due mainly to the effects of the impairment writedown of TMI-1 in 1998.

Taxes, other than income taxes
------------------------------

      Changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.


                                 MET-ED RESULTS OF OPERATIONS
                                 ----------------------------

        Met-Ed's earnings for the first quarter ended March 31, 1999 were $32.2 million, compared to 1998 first quarter earnings of $24.6 million. The increase in earnings was due primarily to higher weather-related sales this year compared to last year, lower fuel and power purchase costs and a decrease in depreciation and amortization expense.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter of 1999 decreased 2.4% to $229.2 million as compared to the first quarter of 1998. The components of the changes are as follows:

                                               (in millions)
                                               -------------

   KWH revenues                                    $(23.4)
    CTC revenues                                     14.4
   Other revenues                                     3.4
                                                    -----
        Decrease in revenues                       $ (5.6)
                                                    =====


Kilowatt-hour revenues

        The decrease in KWH revenues for the three month period was due primarily to a decrease in NUG revenues (which did not have a significant impact on earnings); lower generation-related related revenues due to some PA customers choosing another supplier; partially offset by higher weather-related sales due to colder winter temperatures this year compared to last, increased usage by residential customers and increased sales to other utilities.

----------------------------------------

CTC revenues
------------

      Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

      The increase in other revenues for the three month period was due primarily to increased transmission revenues as a result of customer shopping from Pennsylvania deregulation.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Met-Ed ceased deferred energy accounting as its ECR was combined with base rates in 1997. Cost variances are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Order. The decrease for the three month period is primarily due to lower fuel costs and decreased power purchases and the deferral of above-market NUG costs.

Depreciation and amortization
-----------------------------

      The decrease in depreciation and amortization expense for the three month period was due primarily to the effect of the impairment writedown of TMI-1 in 1998.

Preferred stock dividends and loss on preferred stock reacquisition

      In January 1999, Met-Ed redeemed all of its outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.5 million was recorded.

                                PENELEC RESULTS OF OPERATIONS
                                -----------------------------

        Penelec's earnings for the first quarter ended March 31, 1999 were $64.6 million, compared to 1998 first quarter earnings of $26.5 million. The increase in earnings was due primarily to the recognition of a non-recurring gain of $27.8 million after-tax, for the portion of the gain on the sale of its interest in Homer City related to wholesale operations. Also, contributing to the increase in earnings was higher weather-related sales compared to last year, lower fuel and power purchase costs and a decrease in depreciation and amortization expense.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter of 1999 decreased 6.6% to $246.2 million, as compared to the first quarter of 1998. The components of the changes are as follows:

OPERATING REVENUES:
                                               (in millions)
                                               -------------


   KWH revenues                                     $(26.7)
   CTC revenues                                        8.7
   Other revenues                                      0.6
                                                    -------
        Decrease in revenues                        $(17.4)
                                                    ======

Kilowatt-hour revenues
----------------------

     The decrease in KWH revenues for the three month period was due primarily to a decrease in NUG revenues (which did not have a significant impact on earnings); lower generation-related related revenues due to some PA customers choosing another supplier; partially offset by higher weather-related sales due to colder winter temperatures this year compared to last, increased usage by residential customers and increased sales to other utilities.

CTC revenues
------------

      Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

      The increase in other revenues for the three month period was due primarily to increased transmission revenues as a result of customer shopping from Pennsylvania deregulation.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Penelec ceased deferred energy accounting as its ECR was combined with base rates in 1997. Cost variances are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Order. The decrease for the three month period is primarily due to lower fuel costs and decreased power purchases and the deferral of above-market NUG costs.

Depreciation and amortization
-----------------------------

      The decrease in depreciation and amortization expense for the three month period was due primarily to the effect of the 1998 impairment writedown of TMI-1 and the sale of Homer City in March 1999.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income, net
-----------------

      The increase in other income, net for the three month period was due primarily to the recognition of the gain on the sale of Homer City relating to wholesale operations.

-----------------------------------------


Preferred stock dividends and loss on preferred stock reacquisition
-------------------------------------------------------------------

        In January 1999, Penelec redeemed all of its outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.7 million was recorded.

                         GPU ELECTRIC AND THE GPUI GROUP
                         -------------------------------

      GPU Electric has ownership interests in transmission and distribution businesses in England, Australia and Argentina. GPU Electric also has ownership interests in six operating generating facilities through its investment in Midlands Electricity plc (Midlands) located in foreign countries totaling 3,213 megawatts (MW) (of which GPU Electric's equity interest represents 397 MW) of capacity.

      In March 1999, GPU Electric acquired Empresa Distribuidora Electrica Regional, S.A. (Emdersa) for $433 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. The acquisition was financed through the issuance of commercial paper by GPU Capital and a $50 million contribution from GPU, Inc. The acquisition will be accounted for under the purchase method of accounting. The total acquisition cost exceeded the preliminary estimated value of net assets by $268 million. This excess amount will be amortized on a straight-line basis over 40 years and will be revised within twelve months when the final valuation of net assets is completed but is not expected to be materially different.

      In 1998, Midlands announced the sale of its electric supply business to National Power plc. GPU and Cinergy Corp. jointly acquired Midlands in 1996. National Power will acquire all the assets of Midlands' supply business and assume its liabilities, including obligations under all Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital at financial closing, which is expected in the second quarter of 1999. Midlands will continue to own its distribution business, as well as interests in various generation stations.

      The GPUI Group has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 MW (of which the GPUI Group's equity interest represents 498 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,107 MW (of which the GPUI Group's equity interest represents 363 MW) of capacity.

      At March 31, 1999, GPU, Inc.'s aggregate investment in GPU Electric and the GPUI Group was $398 million and $242 million, respectively. GPU, Inc. has also guaranteed up to an additional $1.07 billion and $33 million of GPU Electric and GPUI Group obligations, respectively. GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.2 billion as of March 31, 1999. At March 31, 1999, GPU, Inc. has remaining authorization to finance approximately $622 million of additional investments in FUCOs and EWGs. GPU's retained earnings could be reduced by write-offs resulting from any unfavorable regulatory actions on JCP&L's restructuring plans in New Jersey. Such reductions would reduce the amount of available authorization for investments in FUCOs and EWGs.

      Management expects that GPU Electric and the GPUI Group will provide a substantial portion of GPU's future earnings growth and intends to make additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.


                               LIQUIDITY AND CAPITAL RESOURCES
                               -------------------------------

Capital Expenditures and Investments
------------------------------------

GPU Energy Companies

      The GPU Energy companies' capital spending for the three months ended March 31, 1999 was $60 million (JCP&L $28 million; Met-Ed $15 million; Penelec $16 million; Other $1 million), and was used primarily for new customer connections and to expand and improve existing T&D facilities. For 1999, capital expenditures for the GPU Energy companies are estimated to be $397 million
(JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $19 million), primarily for ongoing T&D system development and to implement an integrated information system. Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. Management estimates that a substantial portion of the GPU Energy companies' 1999 capital outlays will be satisfied through internally generated funds.

GPU Electric and the GPUI Group

      GPU Electric and the GPUI Group's capital spending for the three months ended March 31, 1999 was $380 million and $17 million, respectively and was used primarily for the acquisition of Emdersa, to improve PowerNet's facilities and construction activities at GPUI Group's South American investment. For 1999, capital expenditures are forecasted to be $19 million for GPU Electric (excluding the Emdersa acquisition) and $20 million for the GPUI Group. Expenditures for maturing obligations in 1999 for GPU Electric and the GPUI Group are expected to total $453 million and $28 million, respectively.
Management estimates that GPU Electric's and the GPUI Group's 1999 capital outlays will be satisfied through both internally generated funds and external financings.

Financing
---------

GPU, Inc.

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through April 30, 1999, GPU, Inc. has repurchased 2.3 million shares of common stock at an average price of $39.12 per share.

     GPU has $1.8 billion of committed credit facilities, which include various committed lines of credit totaling $207 million, a $250 million Revolving Credit Agreement, and three other Credit Agreements, as discussed below.

     GPU Capital has entered into a $1 billion 364-day senior revolving credit facility to support the issuance of commercial paper. GPU Capital is the largest of three issuers ($1 billion) in the $1.45 billion commercial paper program. The other issuers are GPU Australia Holdings, Inc. ($350 million) and GPU, Inc. which has requested SEC authorization to issue and sell up to $100 million under this program. GPU Capital, along with GPU Australia Holdings, will use the proceeds from the sale of commercial paper to finance up to $1.35 billion of investments in FUCOs and EWGs. Facility fees range from .085% to .4% depending on GPU's senior debt rating and are payable quarterly. A separate $360 million credit facility serves as the backstop for the GPU Australia Holdings commercial paper program.

     GPU International has a Credit Agreement providing for borrowings through December 1999 of up to $30 million outstanding at any time. Up to $15 million may be utilized to provide letters of credit. An annual facility fee ranging from .085% to .4% on the total amount of the Credit Agreement and a letter of credit fee ranging from .265% to 1.6% on the outstanding letters of credit are payable by GPU International.

     The Revolving Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks expires May 6, 2001. A facility fee of .125 of 1% is payable annually. Borrowing rates and the facility fee are based on the long-term debt ratings of GPU, Inc. and the GPU Energy companies.

      GPU, Inc. has requested SEC authorization to issue and sell up to $100 million of commercial paper through December 2003. The proceeds from the sale of the commercial paper would be used for general corporate purposes and to make additional investments in EWGs and FUCOs. GPU, Inc. also has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by GPU Electric and or the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy Companies

      Met-Ed and Penelec have obtained regulatory approval through December 31, 2000 to issue senior notes and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. JCP&L is seeking similar regulatory approval through December 31, 2000 to issue senior notes and preferred securities in the aggregate amount of $300 million, of which up to $200 million may consist of preferred securities. Met-Ed and JCP&L will be issuing secured senior notes (collateralized by First Mortgage Bonds issued to the senior note trustee) until such time as more than 80% of the issued First Mortgage Bonds are held by the senior note trustee. At that time, the outstanding senior notes will become unsecured obligations of the respective company and it is expected that further senior notes issued by Met-Ed and JCP&L will be unsecured. As noted below, in April 1999, Penelec issued $350 million of unsecured senior notes. All further senior notes issued by Penelec are expected to be on a unsecured basis.

      Current plans call for the GPU Energy companies to issue senior notes and preferred securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following the initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior notes will provide that, when the note trustee holds 80% or more of all FMBs, the FMBs held by the note trustee will be cancelled and all future senior notes would be issued on an unsecured basis. The senior note indentures will prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

      JCP&L and Penelec also have authorization to issue FMBs, including secured medium-term notes, and preferred stock through June 1999 although, Penelec's senior note indenture prohibits it from issuing FMB's under its existing mortgage indenture. Met-Ed has similar authority through December 1999. Aggregate amounts available for issuance under the JCP&L, Met-Ed and Penelec programs are $145 million, $190 million and $70 million, respectively, of which $100 million for JCP&L and Met-Ed and $70 million for Penelec may consist of preferred stock. The GPU Energy companies do not, however, expect to sell any additional senior securities under these existing authorizations, but rather expect to issue senior notes and preferred securities.

      The GPU Energy companies' bond indentures include provisions that limit the amount of long-term debt the companies may issue. The GPU Energy companies' interest coverage ratios are currently in excess of indenture restrictions. The amount of FMBs that the GPU Energy companies could issue based on the bondable value of property additions is in excess of amounts currently authorized. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock and short-term debt it may issue. JCP&L's preferred dividend coverage ratio is currently in excess of the charter restrictions. The GPU Energy companies have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock on February 19, 1999 at a price of $12.6 million and $17.6 million for Met-Ed and Penelec, respectively. As a result, a reacquisition loss of $1.2 million was charged to GPU's net income ($0.5 million and $0.7 million for Met-Ed and Penelec, respectively).

     In April 1999, Penelec redeemed $600 million of its FMBs with proceeds from the sale of the Homer City Station. In April 1999, Penelec issued $350 million of unsecured senior notes, the proceeds from which will be used to redeem or repurchase other outstanding securities, reduce short-term borrowings, fund construction and for other corporate purposes.


GPU Electric

      In January 1999, GPU Capital issued commercial paper for net proceeds of $375 million which was used primarily to refinance Midlands acquisition debt. In March 1999, GPU Capital issued additional commercial paper for net proceeds of $375 million to fund a portion of the $433 million acquisition cost for Emdersa. Also in 1998, Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, entered into a A$500 million (approximately U.S. $306 million) commercial paper program. PowerNet has guaranteed Austran's obligations under this program. As of March 31, 1999, Austran had outstanding approximately A$443 million (approximately U.S. $281 million) under the commercial paper program, the proceeds from which will be used to refinance the maturing portion of the senior debt credit facility used to finance the PowerNet acquisition. The Austran borrowings are classified as noncurrent on the Consolidated Balance Sheet since it is management's intent to reissue the commercial paper on a long-term basis.

     GPU may further reduce the outstanding commercial paper issued associated with the refinancing of the Midlands acquisition debt in addition to PowerNet acquisition debt with a portion of the proceeds from the sale of the GPU Energy companies' generating facilities (see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).

Capitalization
--------------

      On April 1, 1999, the GPU Board of Directors declared a quarterly common stock dividend of $0.53 per share, an increase of 3%.

Year 2000 Issue
---------------

      GPU is addressing the Year 2000 issue by undertaking a comprehensive review of its computers, software and equipment with embedded systems such as microcontrollers (together, "Year 2000 Components"), and of its business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. Remediation plans and corrective actions are well underway. The remediation plans include, among other things, the modification or replacement of Year 2000 Components which are not ready for use beyond 1999. In addition, GPU has made significant progress in developing contingency plans for mission-critical systems. GPU's Year 2000 project is not expected to cause any material delay in the completion of other planned projects by information technology services.

      In January 1999, an independent consultant retained by GPU to review the adequacy of GPU's Year 2000 plans favorably rated the GPU Energy companies in their progress toward achieving Year 2000 readiness as measured against the consultant's "best practices" model. The consultant also identified certain weaknesses that GPU has since addressed.

Regulatory Compliance for Year 2000 Readiness

      In July 1998, the PaPUC entered an Order mandating that Pennsylvania jurisdictional utilities have their mission-critical systems Year 2000 compliant by March 31, 1999, and that utilities file with the PaPUC contingency plans for all mission-critical systems that will not be compliant by that date. With few exceptions, the mission-critical assets of Met-Ed and Penelec are Year 2000 ready, and contingency plans were filed with the PaPUC on March 31, 1999 for those mission-critical assets that were not Year 2000 ready by that date. In April 1999, the PaPUC ordered, among other things, that its Year 2000 investigation remain open (until compliance is achieved or enforcement is warranted) for utilities that have demonstrated good cause for an extension of time within which they will fully comply with the July 1998 Order. Met-Ed and Penelec believe that they fall into this category and will continue to report to the PaPUC on the progress of their Year 2000 program.

      In August 1998, the New Jersey Board of Public Utilities (NJBPU) ordered all jurisdictional utilities to submit monthly progress reports to the NJBPU detailing the status of the utilities' compliance efforts for mission-critical systems. Accordingly, since October 1998 monthly reports have been filed with the NJBPU detailing the Year 2000 readiness status of JCP&L's mission-critical assets. In addition, the NJBPU ordered all jurisdictional utilities to submit Year 2000 contingency plans, which JCP&L expects to file with the NJBPU by the end of June 1999. These contingency plans will be based on the expansive scope of reporting as described in the guidelines of the North American Electric Reliability Council (NERC).

      In addition to the investigations of the PaPUC and NJBPU, inquiries concerning GPU's Year 2000 readiness have been made by the U.S. Nuclear
Regulatory Commission, the U.S. Department of Energy, the Pennsylvania Senate Consumer Protection and Professional Licensure Committee, the New York Public Service Commission and by numerous third parties with which GPU has business relationships.

Costs

      The GPU Energy companies currently estimate that they will spend approximately $43.1 million (JCP&L $18.5 million; Met-Ed $12.1 million; Penelec $12.5 million) on the Year 2000 issue, which includes $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) that is being spent as a part of the purchase and implementation of a new integrated information system (Project Enterprise), as described below. The $43.1 million also includes $7.4 million (JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) that would have been spent in any event for maintenance and cyclical replacement plans. Approximately 48% of the expected costs involve the modification or replacement of Year 2000 Components; and 52% are for labor (including contract labor) and contingencies. These costs are being funded by the GPU Energy companies from their operations.

      Through March 31, 1999, the GPU Energy companies have spent a total of approximately $27.7 million (JCP&L $11.9 million; Met-Ed $7.8 million; Penelec $8 million) (of the $43.1 million) in connection with the Year 2000 issue, of which $7 million (JCP&L $3.1 million; Met-Ed $1.9 million; Penelec $2 million) has been spent in 1999.

      GPU Electric and the GPUI Group currently expect to spend a total of approximately $8.6 million (to replace or modify equipment at Midlands and PowerNet) and $0.8 million, respectively, to address the Year 2000 issue. Through March 31, 1999, GPU Electric and the GPUI Group have spent a total of approximately $3.7 million and $0.5 million, respectively, in connection with the Year 2000 issue, of which $1.5 million and $0.1 million for GPU Electric and the GPUI Group, respectively, has been spent in 1999.

      The Project Enterprise system, referenced above, is designed to help the GPU Energy companies manage business growth and meet the mandates of electric utility deregulation. The system is scheduled to be substantially operational for the GPU Energy companies and GPUS by June 1999 and fully operational for these companies by September 1999. GPUN and Genco are not installing Project Enterprise before the year 2000, but rather are making modifications to their information systems to achieve Year 2000 readiness. Genco has completed modification of its critical information systems and GPUN plans to complete such modification by July 1, 1999.

Milestones

      GPU has established Inventory, Assessment, Remediation, Testing and Monitoring of Year 2000 Components as the primary phases for its Year 2000
                                              60
program. The Inventory of Year 2000 Components was completed for all companies in 1998. The milestones for Assessment, Remediation, Testing and Monitoring are as follows:

                      Assessment     Remediation     Testing     Monitoring
                      ----------     -----------     -------     ----------
GPU Energy and GPUS   Completed      05/31/1999    05/31/1999    03/31/2000
Genco                 Completed      05/31/1999    05/31/1999    05/31/2000
GPUN                  Completed      10/31/1999    10/31/1999    03/31/2000
GPU Electric          Completed      06/30/1999    06/30/1999    03/31/2000
GPUI Group            Completed      05/31/1999    05/31/1999    03/31/2000

      Remediation and testing of Met-Ed and Penelec's PaPUC mission-critical Year 2000 Components is essentially complete, except as noted below. JCP&L's mission-critical Year 2000 Components are being remediated and tested in accordance with NERC's readiness dates. In March 1999, testing of the GPU Energy companies' electrical infrastructure was successfully completed and, as a result, the electrical delivery system is now considered to be Year 2000 ready. Also, in April 1999 the GPU Energy companies (and Genco) participated in a NERC exercise which simulated a partial loss of voice and data communications and conducted several internal tests in conjunction with the drill. These tests were performed with favorable results.

      Genco has completed modification and testing of mission-critical Year 2000 Components associated with its generation capacity. GPUN has completed modification and testing of approximately 95% of its mission-critical Year 2000 Components. Modification and testing of TMI-1's Digital Turbine Control System is scheduled for completion during the plant's refueling outage in September and October 1999.

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

      The following summarizes the actions that have taken place with critical third parties:

- PJM - Data link testing with PJM has been completed with favorable results.

- Electric generation suppliers - GPU has contacted and received responses from all critical electric generation suppliers concerning their readiness. Those responses have indicated readiness dates that extend into September 1999.
                                       61

- EDI/EFT - GPU has sent readiness questionnaires to all critical organizations with which it exchanges data electronically and conducts electronic funds transfers. GPU has received responses from approximately 90% of those contacted. Testing with GPU's primary EFT partner is scheduled for completion by May 31, 1999.

- Vendors - All critical vendors have responded as to their readiness through a supply chain survey. Those vendors that have provided insufficient information will be further evaluated to determine the potential need for employing contingency plans.

- Customers - A customer readiness assessment was initiated during the fourth quarter of 1998 and all critical customers have been contacted. The preliminary assessment process has been completed and the response rate has exceeded the response goal. The readiness of customers providing GPU in excess of $2 billion in annual revenue (in the aggregate) has been assessed.

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

      While there can be no assurance as to the outcome of this matter, GPU believes that its Year 2000 preparations will be successful relative to its mission-critical Year 2000 Components. In addition, GPU is developing contingency plans in accordance with the contingency planning schedule proposed by NERC. These plans, which are currently expected to be finalized in mid- to late-1999, will include supplementing present general emergency procedures with specific measures for Year 2000 problems and the placing of troubleshooting teams at sites where critical components are located.


                          COMPETITIVE ENVIRONMENT AND RATE MATTERS
                          ----------------------------------------

Managing the Transition
-----------------------

      Currently, and increasingly in the future, the GPU Energy companies will serve customers in markets where there will essentially be capped rates. Since the GPU Energy companies expect to exit the merchant generation business in the near future, they will need to supply energy largely from contracted purchases and purchases in the open market. Management is in the process of identifying and addressing market risks, however, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers that it has obtained at reasonable cost.

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

Generation Divestiture
----------------------

      In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies.

     In March 1999, Penelec completed the sale of its 50% interest in the Homer City Station to EME Homer City Generation, L.P., a subsidiary of Edison Mission Energy for a purchase price of approximately $900 million. As a result of the sale, Penelec recorded an after-tax gain of $27.8 million in the first quarter of 1999, for the portion of the gain related to wholesale operations and deferred as a regulatory liability $596.7 million pending Phase II of the Pennsylvania restructuring proceeding.

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

      The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals, as well as certain rulings from the Internal Revenue Service which will be necessary with respect to the maintenance or transfer of the decommissioning trusts. In April 1999, the NRC approved the transfer of the TMI-1 license to AmerGen. GPU expects to complete the sale by the end of 1999. There can be no assurance as to the outcome of these matters.

      The net proceeds from these generation asset sales will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and reduce acquisition debt of GPU Electric and the GPUI Group.

      In addition to the continued operation of Oyster Creek, JCP&L has been exploring the sale or early retirement of the plant to mitigate costs associated with its continued operation. GPU does not anticipate making a final decision on the plant before the NJBPU rules on JCP&L's restructuring filing.

Recent Regulatory Actions
-------------------------

New Jersey Restructuring

     On April 14, 1999, JCP&L entered into a settlement agreement with several parties to its stranded cost and rate unbundling proceedings pending before the NJBPU. The settlement agreement, which is subject to NJBPU approval, provides, among other things, for a 5% rate reduction commencing August 1, 1999, a 5% rate refund from April 30, 1997 rates for service rendered on or after August 1, 2002, and for average customer shopping credits beginning at 4.9 cents per kilowatt hour and increasing to 5.16 cents per kilowatt hour in 2003 for customers who choose an alternate supplier. The settlement agreement also allows for the application of the net proceeds from JCP&L's generation asset sales to reduce stranded costs, the securitization of approximately $525 million of stranded costs associated with the Oyster Creek nuclear generating station, and adequate assurance (through a deferral and true-up mechanism) of full recovery of above-market costs associated with JCP&L's obligations under nonutility generation, utility and transition power purchase agreements.

      If approved by the NJBPU, the settlement agreement would result in an approximately $195 million reduction in GPU's 1999 pre-tax earnings, or about $0.90 per share (after-tax). The NJBPU is expected to act on the settlement agreement in May 1999. There can be no assurance as to the outcome of this matter.

      Evidentiary hearings before the NJBPU with respect to the separate restructuring filings were held jointly with the other New Jersey utilities, and briefing has been completed. The NJBPU has stated that it intends to issue generic implementation orders with respect to the restructuring filings for all New Jersey utilities during the second quarter of 1999.

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

Pennsylvania Restructuring
--------------------------

      In 1996,  Pennsylvania adopted comprehensive  legislation (Customer Choice
Act) which provides for the restructuring of the electric utility industry. In October 1998, the PaPUC issued amended Restructuring Orders, approving Settlement Agreements entered into by Met-Ed and Penelec. An appeal by one intervenor in the restructuring proceedings is still pending before the Pennsylvania Commonwealth Court. There can be no assurance as to the outcome of this appeal. The major elements of the Restructuring Orders are as follows:

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

      The results of Met-Ed and Penelec's sale of their generating facilities (see Generation Divestiture) will be addressed in a Phase II of the Pennsylvania restructuring proceeding. There can be no assurance as to the outcome of these matters.

Federal Regulation
------------------

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

        In April 1999, the Clinton administration introduced the Comprehensive Electricity Competition Act which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The flexible mandate allows states to opt out of the mandate if they believe consumers would be better served by an alternative policy.

Nonutility Generation Agreements
--------------------------------

        Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of March 31, 1999, facilities covered by these agreements having 1,681 MW (JCP&L 928 MW; Met-Ed 348 MW; Penelec 405 MW) of capacity were in service.

        The 1998 PaPUC Restructuring Orders and the legislation in New Jersey provide for full recovery of the above-market costs of NUG agreements. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful. (See the Competition and the Changing Regulatory Environment section of Note 1 of the Notes to Consolidated Financial Statements.)

        The GPU Energy companies intend to avoid, to the maximum extent practicable, entering into any new NUG agreements that are not needed or not consistent with current market pricing and continue to support legislative efforts to repeal PURPA.

                            THE GPU ENERGY COMPANIES' SUPPLY PLAN
                            -------------------------------------

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

      After the sale of the GPU Energy companies' generating facilities has been completed, GPU will have 819 MW of capacity and related energy from Oyster Creek and Yards Creek remaining to meet customer needs (see the Oyster Creek section of NUCLEAR FACILITIES for a discussion of the possible sale or early retirement of Oyster Creek). The GPU Energy companies also have contracts with NUG facilities totaling 1,681 MW and JCP&L has agreements with other utilities to provide for up to 629 MW of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) for two years and the capacity of the generating stations sold to Sithe (4,117 MW) for three years, from the dates of sale. The GPU Energy companies' remaining capacity and energy needs will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. Management is in the process of identifying and addressing the GPU Energy companies' future capacity and energy needs, and the impact of customer shopping and changes in demand.

Provider of Last Resort
-----------------------

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

        The Met-Ed and Penelec Restructuring Orders received in 1998, essentially deregulated the electric generation portion of Met-Ed and Penelec's businesses. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises Accounting for the
Discontinuation of Application of FASB Statement No. 71" and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of Met-Ed and Penelec's operations continue to be subject to the provisions of FAS 71. JCP&L expects to discontinue the application of FAS 71 and adopt FAS 101 and EITF Issue 97-4 for its electric generation operations no later than its receipt of NJBPU approval of its restructuring plans, which is expected in the second quarter of 1999.

        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. GPU will adopt FAS 133 in the first quarter of 2000 and is in the process of evaluating the impact of this statement.

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


ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               (a) Exhibits

                    (3)    Restated Articles of Incorporation
                           A - Met-Ed
                           B - Penelec


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

                    (27)     Financial Data Schedules

                           A - GPU, Inc. and Subsidiary  Companies
                           B - JCP&L
                           C - Met-Ed
                           D - Penelec

               (b) Reports on Form 8-K:

                      GPU, Inc.:
                      ----------

                      Dated April 16, 1999, under Item 5 (Other Events).

                      Jersey Central Power & Light Company:
                      -------------------------------------

                      Dated April 16, 1999, under Item 5 (Other Events).

                      Pennsylvania Electric Company:
                      ------------------------------

                      Dated April 26, 1999, under Item 5 (Other Events).

GPU, Inc. and Subsidiary Companies


                                          Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                   GPU, INC.



May 5, 1999                By:    /s/ B. L. Levy
                                 ----------------------------------
                                 B. L. Levy, Senior Vice President
                                 (Chief Financial Officer)



May 5, 1999                By:    /s/ P. E. Maricondo
                                 ---------------------------------
                                 P. E. Maricondo, Vice President
                                 and Comptroller
                                 (Chief Accounting Officer)



                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                                 METROPOLITAN EDISON COMPANY
                                 PENNSYLVANIA ELECTRIC COMPANY



May 5, 1999                By:    /s/ D. Baldassari
                                 ---------------------------------
                                 D. Baldassari, President
                                 Principal Operating Officer)


May 5, 1999                By:    /s/ C. A. Mascari
                                 -----------------------------------
                                 C. A.Mascari, Vice President -
                                 Power Services  and Comptroller
                                 (Principal Accounting Officer)