Form 10-Q
period 1999-06-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1999-08-11
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                              -----------------------------------

                                      OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to ---------------


Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
------------      ------------------------------------   --------------------
1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 455-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ---   ---

      The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1999, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
---------------------------------  ------------------------------- -----------

GPU, Inc.                            Common Stock, $2.50 par value 125,451,859
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                  June 30, 1999

                                Table of Contents
                                -----------------

            Page
PART I - Financial Information

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                 3
            Statements of Income                                           5
            Statements of Cash Flows                                       6

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                 7
            Statements of Income                                           9
            Statements of Cash Flows                                      10

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                11
            Statements of Income                                          13
            Statements of Cash Flows                                      14

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                15
            Statements of Income                                          17
            Statements of Cash Flows                                      18

      Combined Notes to Consolidated Financial Statements                 19

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                        50

PART II - Other Information                                               75

Signatures                                                                76
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



                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                              1999            1998
                                                         ------------     ------------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant             $ 8,339,977    $ 7,579,455
  Generation plant                                           2,452,076      3,445,984
                                                            ----------     ----------
      Utility plant in service                              10,792,053     11,025,439
  Accumulated depreciation                                  (4,462,182)    (4,460,341)
                                                            ----------     ----------
      Net utility plant in service                           6,329,871      6,565,098
  Construction work in progress                                275,910         94,005
  Other, net                                                   123,935        145,792
                                                            ----------     ----------
      Net utility plant                                      6,729,716      6,804,895
                                                            ----------     ----------

Other Property and Investments:
  Equity investments (Note 5)                                  691,364        667,998
  Goodwill, net                                              1,040,615        545,262
  Nuclear decommissioning trusts, at market (Note 1)           744,612        716,274
  Nuclear fuel disposal trust, at market                       118,861        116,871
  Other, net                                                   331,291        253,538
                                                            ----------     ----------
      Total other property and investments                   2,926,743      2,299,943
                                                            ----------     ----------

Current Assets:
  Cash and temporary cash investments                          298,454         72,755
  Special deposits                                              48,343         62,673
  Accounts receivable:
    Customers, net                                             269,645        286,278
    Other                                                      190,703        126,088
  Unbilled revenues                                            157,575        144,076
  Materials and supplies, at average cost or less:
    Construction and maintenance                               121,052        155,827
    Fuel                                                        29,225         42,697
  Investments held for sale                                     50,040         48,473
  Deferred income taxes                                         25,116         47,521
  Prepayments                                                  194,739         76,021
                                                            ----------     ----------
      Total current assets                                   1,384,892      1,062,409
                                                            ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
    Competitive transition charge                              973,163      1,023,815
    Other regulatory assets, net                             4,588,498      2,882,413
  Deferred income taxes                                      2,378,930      2,004,278
  Other                                                        220,003        210,356
                                                            ----------     ----------
      Total deferred debits and other assets                 8,160,594      6,120,862
                                                            ----------     ----------



      Total Assets                                        $19,201,945     $16,288,109
                                                           ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                        3


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                              1999            1998
                                                         ------------     ------------
                                                          (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   331,958    $   331,958
  Capital surplus                                            1,013,747      1,011,310
  Retained earnings                                          2,335,325      2,230,425
  Accumulated other comprehensive income/(loss) (Note 7)       (27,893)       (31,304)
                                                            ----------     ----------
      Total                                                  3,653,137      3,542,389
  Reacquired common stock, at cost                            (178,093)       (77,741)
                                                            ----------     ----------
      Total common stockholders' equity                      3,475,044      3,464,648
  Cumulative preferred stock:
    With mandatory redemption                                   81,500         86,500
    Without mandatory redemption                                37,741         66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities                                       330,000        330,000
  Trust preferred securities                                   200,000            -
  Long-term debt                                             4,829,230      3,825,584
                                                            ----------     ----------
      Total capitalization                                   8,953,515      7,773,210
                                                            ----------     ----------

Current Liabilities:
  Securities due within one year                               153,272        563,683
  Notes payable                                                472,400        368,607
  Obligations under capital leases                             128,986        126,480
  Accounts payable                                             407,041        394,815
  Taxes accrued                                                233,420         92,339
  Interest accrued                                              74,373         81,931
  Deferred energy credits                                        3,004          2,411
  Other                                                        367,990        377,594
                                                            ----------     ----------
      Total current liabilities                              1,840,486      2,007,860
                                                            ----------     ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                      3,094,439      3,044,947
  Unamortized investment tax credits                            98,958        114,308
  Three Mile Island Unit 2 future costs                        490,132        483,515
  Power purchase contract loss liability                     3,518,817      1,803,820
  Other                                                      1,205,598      1,060,449
                                                            ----------     ----------
      Total deferred credits and other liabilities           8,407,944      6,507,039
                                                            ----------     ----------




Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                $19,201,945    $16,288,109
                                                           ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                             4



                       GPU, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)
                                                          In Thousands
                                                     (Except Per Share Data)
                                           ----------------------------------------------
                                               Three Months               Six Months
                                              Ended June 30,            Ended June 30,
                                              --------------            --------------
                                              1999        1998         1999       1998
                                            ----        ----         ----       ----

Operating Revenues                        $  897,729  $1,015,087   $1,971,462  $2,058,196
                                           ---------   ---------    ---------   ---------

Operating Expenses:
  Fuel                                        72,443     100,353      168,919     197,053
  Power purchased and interchanged           266,281     253,470      512,790     519,215
  Deferral of energy and capacity
    costs, net                               (20,226)     (9,310)         144     (11,330)
  Other operation and maintenance            278,256     262,845      523,410     501,228
  Depreciation and amortization              125,851     134,868      243,095     262,016
  Taxes, other than income taxes              43,097      57,239       92,444     114,758
                                           ---------   ---------    ---------   ---------
     Total operating expenses                765,702     799,465    1,540,802   1,582,940
                                           ---------   ---------    ---------   ---------

Operating Income Before Income Taxes         132,027     215,622      430,660     475,256
  Income taxes                                21,175      50,316       95,071     116,609
                                           ---------   ---------    ---------   ---------
Operating Income                             110,852     165,306      335,589     358,647
                                           ---------   ---------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                 100         229          165         549
  Equity in undistributed earnings
    of affiliates, net (Note 5)               23,247      13,193       76,499      30,844
  Other income/(expense), net                 19,153      (3,650)      68,234      40,912
  Income taxes                                (6,848)        711      (49,218)    (18,720)
                                           ---------   ---------    ---------   ---------
     Total other income and deductions        35,652      10,483       95,680      53,585
                                           ---------   ---------    ---------   ---------

Income Before Interest Charges
  and Preferred Dividends                    146,504     175,789      431,269     412,232
                                           ---------   ---------    ---------   ---------

Interest Charges and Preferred Dividends:
  Long-term debt                              82,159      77,882      158,839     161,934
  Trust preferred securities                   1,000           -        1,000           -
  Subsidiary-obligated mandatorily
    redeemable preferred securities            7,222       7,222       14,444      14,444
  Other interest                               6,002       8,859       12,011      17,843
  Allowance for borrowed funds used
    during construction                       (1,036)     (1,276)      (1,644)     (2,347)
  Preferred stock dividends of subsidiaries,
    inclusive of $1,268 loss on
    reacquisition (1st Qtr. 1999)              2,370       2,917        6,290       5,892
                                           ---------   ---------    ---------   ---------
     Total interest charges and
       preferred dividends                    97,717      95,604      190,940     197,766
                                           ---------   ---------    ---------   ---------

Minority interest net income                   1,525         248        2,348         749
                                           ---------   ---------    ---------   ---------

Income Before Extraordinary Item              47,262      79,937      237,981     213,717
Extraordinary item (net of income tax
  benefit of $195,090)                             -    (275,110)           -    (275,110)
                                           ---------   ---------    ---------   ---------
Net Income/(Loss)                         $   47,262  $ (195,173)  $  237,981  $  (61,393)
                                           =========   =========    =========   =========

Basic - Earnings Per Avg. Common Share
  Before Extraordinary Item               $      .39  $     0.62   $     1.88  $     1.69
Extraordinary Item                                 -       (2.16)           -       (2.16)
                                           ---------   ---------    ---------   ---------
Basic - Earnings Per Avg. Common Share    $      .39  $    (1.54)  $     1.88  $    (0.47)
                                           =========   =========    =========   =========
        Avg. Common Shares Outstanding       125,701     127,892      126,670     126,218
                                           =========   =========    =========   =========

Diluted - Earnings Per Avg. Common Share
  Before Extraordinary Item               $      .38  $     0.62   $     1.87  $     1.69
Extraordinary Item                                 -       (2.16)           -       (2.16)
                                           ---------   ---------    ---------   ---------
Diluted - Earnings Per Avg. Common Share  $      .38  $    (1.54)  $     1.87  $    (0.47)
                                           =========   =========    =========   =========
        Avg. Common Shares Outstanding       125,951     128,162      126,932     126,493
                                           =========   =========    =========   =========

Cash Dividends Paid Per Share             $     .530  $     .515   $    1.045  $    1.015
                                           =========   =========    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.






                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                              In Thousands
                                                      --------------------------
                                                             Six Months
                                                             Ended June 30,
                                                      --------------------------
                                                            1999         1998
                                                            ----         ----

Operating Activities:
  Net income/(loss)                                   $   237,981    $ (61,393)
  Extraordinary item (net of income tax
     benefit of $195,090)                                     -        275,110
                                                       ----------     --------
  Income before extraordinary item                        237,981      213,717
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         256,454      282,400
    Amortization of property under capital leases          26,041       26,838
    NJBPU restructuring rate order                        115,000          -
    Gain on sale of investments                           (38,339)     (38,812)
    Equity in undistributed earnings
      of affiliates, net of distributions received        (66,889)     (26,911)
    Nuclear outage maintenance costs, net                   2,913       11,149
    Deferred income taxes and investment tax
      credits, net                                       (343,327)     (53,316)
    Deferred energy and capacity costs, net                   411      (10,403)
    Allowance for other funds used
      during construction                                    (165)        (549)
  Changes in working capital:
    Receivables                                           (92,730)      17,310
    Materials and supplies                                  3,806        8,709
    Special deposits and prepayments                     (109,353)    (127,685)
    Payables and accrued liabilities                      118,481      (43,264)
  Nonutility generation contract buyout costs             (40,250)     (20,417)
  Other, net                                               40,205       18,672
                                                       ----------     --------
     Net cash provided by operating activities            110,239      257,438
                                                       ----------     --------

Investing Activities:
  Capital expenditures and investments                 (1,208,712)    (202,790)
  Proceeds from sale of investments                       894,450      146,700
  Contributions to decommissioning trusts                 (19,302)     (24,239)
  Other, net                                               52,912        2,431
                                                       ----------     --------
     Net cash provided/(required) by
       investing activities                              (280,652)     (77,898)
                                                       -----------    --------

Financing Activities:
  Issuance of long-term debt                            1,614,321          -
  Issuance of trust preferred securities                  193,070          -
  Increase/(Decrease) in notes payable, net               348,624      133,946
  Retirement of long-term debt                         (1,463,192)    (375,496)
  Capital lease principal payments                        (23,756)     (25,426)
  Reacquisition of common stock                          (102,582)          -
  Issuance of common stock                                    -        269,448
  Dividends paid on common stock                         (132,534)    (126,274)
  Redemption of preferred stock of subsidiaries           (35,004)     (15,000)
                                                       ----------     --------
     Net cash required by financing activities            398,947     (138,802)
                                                       ----------     --------

Effect of exchange rate changes on cash                    (2,835)      (3,002)
                                                       ----------     --------

Net increase in cash and temporary
  cash investments from above activities                  225,699       37,736
Cash and temporary cash investments, beginning of year     72,755       85,099
                                                       ----------     --------
Cash and temporary cash investments, end of period    $   298,454    $ 122,835
                                                       ==========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid               $   191,347    $ 188,293
                                                       ==========     ========
  Income taxes paid                                   $   285,016    $ 160,974
                                                       ==========     ========
  New capital lease obligations incurred              $    28,396    $  28,910
                                                       ==========     ========
  Common stock dividends declared but not paid        $    66,489    $  65,874
                                                       ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.





           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                          --------------------------
                                                            June 30,      December 31,
                                                             1999             1998
                                                          ------------    ----------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution, and general plant            $3,135,468     $3,108,697
  Generation plant                                          1,096,520      1,646,576
                                                            ---------      ---------
      Utility plant in service                              4,231,988      4,755,273
  Accumulated depreciation                                 (2,310,599)    (2,217,108)
                                                            ---------      ---------
      Net utility plant in service                          1,921,389      2,538,165
  Construction work in progress                                69,115         48,126
  Other, net                                                   59,710         98,491
                                                            ---------      ---------
      Net utility plant                                     2,050,214      2,684,782
                                                            ---------      ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          452,098        422,277
  Nuclear fuel disposal trust, at market                      118,861        116,871
  Other, net                                                    1,803          9,596
                                                            ---------      ---------
       Total other property and investments                   572,762        548,744
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                          11,909          1,850
  Special deposits                                              3,338          6,047
  Accounts receivable:
    Customers, net                                            145,537        152,120
    Other                                                      61,484         32,562
  Unbilled revenues                                           102,130         56,391
  Materials and supplies, at average cost or less:
    Construction and maintenance                               26,061         79,863
    Fuel                                                       13,908         13,144
  Deferred income taxes                                         3,583         20,812
  Prepayments                                                 127,207         27,648
                                                            ---------      ---------
      Total current assets                                    495,157        390,437
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                           3,005,897        753,885
  Deferred income taxes                                       196,578        179,237
  Other                                                        20,538         25,037
                                                            ---------      ---------
      Total deferred debits and other assets                3,223,013        958,159
                                                            ---------      ---------







      Total Assets                                         $6,341,146     $4,582,122
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

                                        7


           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                          --------------------------
                                                            June 30,      December 31,
                                                             1999             1998
                                                         ------------     ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  153,713     $  153,713
  Capital surplus                                             510,769        510,769
  Retained earnings                                           841,056        893,016
  Accumulated other comprehensive income/(loss)(Note 7)          (425)          (425)
                                                            ---------      ---------
      Total common stockholder's equity                     1,505,113      1,557,073
  Cumulative preferred stock:
    With mandatory redemption                                  81,500         86,500
    Without mandatory redemption                               37,741         37,741
  Company-obligated mandatorily redeemable
    preferred securities                                      125,000        125,000
  Long-term debt                                            1,133,653      1,173,532
                                                            ---------      ---------
      Total capitalization                                  2,883,007      2,979,846
                                                            ---------      ---------

Current Liabilities:
  Securities due within one year                               42,512          2,512
  Notes payable                                               187,800        122,344
  Obligations under capital leases                             77,227         85,366
  Accounts payable:
    Affiliates                                                 49,263         40,861
    Other                                                      98,223         80,233
  Taxes accrued                                                22,043          5,559
  Interest accrued                                             26,887         26,678
  Deferred energy credits                                       3,004          2,411
  Other                                                        52,484        104,408
                                                            ---------      ---------
      Total current liabilities                               559,443        470,372
                                                            ---------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                       572,633        670,961
  Unamortized investment tax credits                           48,000         50,225
  Nuclear fuel disposal fee                                   144,464        141,270
  Three Mile Island Unit 2 future costs                       122,541        120,904
  Power purchase contract loss liability                    1,769,275            -
  Other                                                       241,783        148,544
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,898,696      1,131,904
                                                            ---------      ---------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                 $6,341,146     $4,582,122
                                                            =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

                                        8



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                               -------------------------------------------
                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                                  --------------          --------------
                                                  1999       1998        1999       1998
                                                  ----       ----        ----       ----

Operating Revenues                             $ 391,025  $ 478,894  $  907,914  $ 951,228
                                                --------   --------   ---------   --------

Operating Expenses:
  Fuel                                            21,598     23,084      43,715     42,744
  Power purchased and interchanged:
    Affiliates                                    41,639     11,953      57,588     15,068
    Others                                       144,908    155,025     298,358    308,705
  Deferral of energy and capacity costs, net     (20,226)    (9,310)        144    (11,330)
  Other operation and maintenance                107,899    113,030     215,745    213,760
  Depreciation and amortization                   64,362     68,685     127,058    131,679
  Taxes, other than income taxes                  19,560     23,677      40,894     47,534
                                                --------   --------   ---------   --------
     Total operating expenses                    379,740    386,144     783,502    748,160
                                                --------   --------   ---------   --------

Operating Income Before Income Taxes              11,285     92,750     124,412    203,068
  Income taxes                                    (7,272)    26,875      27,984     59,351
                                                ---------  --------   ---------   --------
Operating Income                                  18,557     65,875      96,428    143,717
                                                --------   --------   ---------   --------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                      69        193         123        468
  Other income, net                                4,463      2,653       7,482      4,918
  Income taxes                                    (1,982)    (1,289)     (3,401)    (2,342)
                                                --------   --------   ---------   --------
     Total other income and deductions             2,550      1,557       4,204      3,044
                                                --------   --------  ----------   --------

Income Before Interest Charges                    21,107     67,432     100,632    146,761
                                                --------   --------   ---------   --------

Interest Charges:
  Long-term debt                                  21,806     21,849      43,612     43,641
  Company-obligated mandatorily
    redeemable preferred securities                2,675      2,675       5,350      5,350
  Other interest                                   2,935      3,058       4,514      5,587
  Allowance for borrowed funds used
    during construction                             (454)      (435)       (686)      (918)
                                                --------   --------   ---------   --------
     Total interest charges                       26,962     27,147      52,790     53,660
                                                --------   --------   ---------   --------

Net Income                                        (5,855)    40,285      47,842     93,101
  Preferred stock dividends                        2,370      2,565       4,802      5,303
                                                --------   --------   ---------   --------
Earnings Available for Common Stock            $  (8,225) $  37,720  $   43,040  $  87,798
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






           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                       -------------------------
                                                             Six Months
                                                            Ended June 30,
                                                       -------------------------
                                                           1999         1998
                                                           ----         ----
Operating Activities:
  Net income                                            $  47,842    $  93,101
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         141,578      143,726
    Amortization of property under capital leases          15,237       14,771
    NJBPU restructuring rate order                        115,000          -
    Nuclear outage maintenance costs, net                  (1,149)       6,602
    Deferred income taxes and investment tax
      credits, net                                        (40,599)     (29,294)
    Deferred energy and capacity costs, net                   411      (10,403)
    Allowance for other funds used
      during construction                                    (123)        (468)
  Changes in working capital:
    Receivables                                           (68,078)     (10,754)
    Materials and supplies                                 11,797        6,407
    Special deposits and prepayments                      (96,850)    (107,136)
    Payables and accrued liabilities                       15,460       11,051
  Nonutility generation contract buyout costs             (35,500)     (15,000)
  Other, net                                               34,667       13,215
                                                         --------     --------
     Net cash provided by operating activities            139,693      115,818
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (67,305)     (84,117)
  Contributions to decommissioning trusts                 (12,571)     (13,547)
  Other, net                                                1,860       (3,850)
                                                         --------     --------
     Net cash used for investing activities               (78,016)    (101,514)
                                                         --------     --------

Financing Activities:
  Increase in notes payable, net                           65,456       51,762
  Capital lease principal payments                        (12,366)     (14,811)
  Redemption of preferred stock                            (5,000)     (15,000)
  Dividends paid on common stock                          (95,000)     (25,000)
  Dividends paid on preferred stock                        (4,708)      (5,508)
                                                         --------     --------
     Net cash required by financing activities            (51,618)      (8,557)
                                                         --------     --------

Net increase in cash and temporary
  cash investments from above activities                   10,059        5,747
Cash and temporary cash investments, beginning of year      1,850        2,994
                                                         --------     --------
Cash and temporary cash investments, end of period      $  11,909    $   8,741
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  57,524    $  57,725
                                                         ========     ========
  Income taxes paid                                     $  81,027    $  97,162
                                                         ========     ========
  New capital lease obligations incurred                $   7,098    $  28,852
                                                         ========     ========



The accompanying notes are an integral part of the consolidated financial statements.





              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                             1999             1998
                                                             ----             ----
                                                          (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant             $1,492,983     $1,481,958
  Generation plant                                            766,480        765,669
                                                            ---------      ---------
      Utility plant in service                              2,259,463      2,247,627
  Accumulated depreciation                                 (1,035,160)    (1,008,438)
                                                            ---------      ---------
      Net utility plant in service                          1,224,303      1,239,189
  Construction work in progress                                33,277         19,380
  Other, net                                                   39,231         27,819
                                                            ---------      ---------
      Net utility plant                                     1,296,811      1,286,388
                                                            ---------      ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          211,077        211,194
  Other, net                                                    6,154         11,742
                                                            ---------      ---------
      Total other property and investments                    217,231        222,936
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                           7,146            442
  Special deposits                                                 89          1,062
  Accounts receivable:
    Customers, net                                             48,093         60,012
    Other                                                      58,665         41,895
  Unbilled revenues                                            27,426         43,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                               17,968         24,727
    Fuel                                                        8,940         12,218
  Deferred income taxes                                         1,955          2,945
  Prepayments                                                  74,546         20,616
                                                            ---------      ---------
      Total current assets                                    244,828        207,604
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
    Competitive transition charge                             661,927        680,213
    Other regulatory assets, net                              920,505        921,934
  Deferred income taxes                                       665,880        714,202
  Other                                                        31,036         31,692
                                                            ---------      ---------
      Total deferred debits and other assets                2,279,348      2,348,041
                                                            ---------      ---------






      Total Assets                                         $4,038,218     $4,064,969
                                                            =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                           --------------------------
                                                           June 30,       December 31,
                                                             1999             1998
                                                          -----------      ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   66,273     $   66,273
  Capital surplus                                             400,200        370,200
  Retained earnings                                           255,459        234,066
  Accumulated other comprehensive income (Note 7)              19,336         16,520
                                                            ---------      ---------
       Total common stockholder's equity                      741,268        687,059
  Cumulative preferred stock                                      -           12,056
  Company-obligated mandatorily redeemable
    preferred securities                                      100,000        100,000
  Trust preferred securities                                  100,000            -
  Long-term debt                                              496,906        546,904
                                                            ---------      ---------
      Total capitalization                                  1,438,174      1,346,019
                                                            ---------      ---------

Current Liabilities:
  Securities due within one year                               80,024         30,024
  Notes payable                                                24,900         79,540
  Obligations under capital leases                             34,217         27,135
  Accounts payable:
    Affiliates                                                133,645         75,933
    Other                                                      41,782        102,390
  Taxes accrued                                                12,335         19,463
  Interest accrued                                             17,703         16,747
  Other                                                        18,109         42,598
                                                            ---------      ---------
      Total current liabilities                               362,715        393,830
                                                            ---------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                       998,007      1,010,982
  Unamortized investment tax credits                           26,175         27,157
  Three Mile Island Unit 2 future costs                       244,981        241,707
  Nuclear fuel disposal fee                                    32,633         31,912
  Power purchase contract loss liability                      765,528        787,440
  Other                                                       170,005        225,922
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,237,329      2,325,120
                                                            ---------      ---------



Commitments and Contingencies (Note 1)




      Total Liabilities and Capitalization                 $4,038,218     $4,064,969
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



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                               ----------------------------------------------
                                                   Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                               ----------------------------------------------
                                                   1999      1998         1999        1998
                                                   ----      ----         ----        ----

Operating Revenues                             $ 198,010  $ 226,030   $  427,167   $ 460,778
                                                --------   --------    ---------    --------

Operating Expenses:
  Fuel                                            23,514     26,172       49,143      52,243
  Power purchased and interchanged:
    Affiliates                                       -        3,565        2,208       5,418
    Others                                        46,039     45,598       86,997     100,483
  Other operation and maintenance                 54,002     55,032      105,917     107,285
  Depreciation and amortization                   19,191     26,455       38,320      52,718
  Taxes, other than income taxes                  10,641     15,504       23,707      31,053
                                                --------   --------    ---------   ---------
     Total operating expenses                    153,387    172,326      306,292     349,200
                                                --------   --------    ---------   ---------

Operating Income Before Income Taxes              44,623     53,704      120,875     111,578
  Income taxes                                    12,006     15,344       41,410      32,906
                                                --------   --------    ---------   ---------
Operating Income                                  32,617     38,360       79,465      78,672
                                                --------   --------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                      31         36           42          81
  Other income/(expense), net                      1,903     (9,665)       3,036      (9,381)
  Income taxes                                      (290)     4,254         (866)      3,766
                                                --------   --------    ---------    --------
     Total other income and deductions             1,644     (5,375)       2,212      (5,534)
                                                --------   --------    ---------    --------


Income Before Interest Charges                    34,261     32,985       81,677      73,138
                                                --------   --------    ---------    --------

Interest Charges:
  Long-term debt                                  10,624     10,624       21,247      21,247
  Trust preferred securities                         694        -            694         -
  Company-obligated mandatorily
    redeemable preferred securities                2,250      2,250        4,500       4,500
  Other interest                                   1,833      1,800        3,720       4,553
  Allowance for borrowed funds used
    during construction                             (282)      (237)        (458)       (440)
                                                --------   --------    ---------   ---------

     Total interest charges                       15,119     14,437       29,703      29,860
                                                --------   --------    ---------   ---------

Income Before Extraordinary Item                  19,142     18,548       51,974      43,278
Extraordinary item (net of income tax
  benefit of $132,810)                               -     (187,280)         -      (187,280)
                                                --------   --------    ---------   ----------


Net Income/(Loss)                                 19,142   (168,732)      51,974    (144,002)
  Preferred stock dividends                          -          121           66         242
  Loss on preferred stock reacquisition              -          -            542         -
                                                --------   --------    ---------   ----------

Earnings/(Loss) Available for Common Stock     $  19,142  $(168,853)  $   51,366  $ (144,244)
                                                ========   ========    =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                             In Thousands
                                                      --------------------------
                                                             Six Months
                                                            Ended June 30,
                                                      --------------------------
                                                           1999         1998
                                                           ----         ----
Operating Activities:
  Net income/(loss)                                     $  51,974    $(144,002)
  Extraordinary item (net of income tax
     benefit of $132,810)                                     -        187,280
                                                         --------     --------
  Income before extraordinary item                         51,974       43,278
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          41,302       58,232
    Amortization of property under capital leases           7,117        7,294
    Nuclear outage maintenance costs, net                   2,711        3,029
    Deferred income taxes and investment tax
      credits, net                                         18,161      (10,824)
    Allowance for other funds used
      during construction                                     (42)         (81)
  Changes in working capital:
    Receivables                                            (4,851)      11,488
    Materials and supplies                                 10,036        3,676
    Special deposits and prepayments                      (52,958)     (16,490)
    Payables and accrued liabilities                      (33,557)     (34,367)
  Nonutility generation contract buyout costs              (1,250)      (5,417)
  Other, net                                              (20,171)      11,153
                                                         --------     --------
     Net cash provided by operating activities             18,472       70,971
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (32,321)     (29,206)
  Contributions to decommissioning trusts                  (1,485)      (8,060)
  Other, net                                                  (33)          56
                                                         --------     --------
     Net cash used for investing activities               (33,839)     (37,210)
                                                         --------     --------

Financing Activities:
  Issuance of trust preferred securities                   96,535          -
  Increase/(decrease) in notes payable, net               (54,640)       9,547
  Capital lease principal payments                         (7,160)      (6,326)
  Redemption of preferred stock                           (12,598)         -
  Dividends paid on common stock                          (30,000)     (40,000)
  Dividends paid on preferred stock                           (66)        (242)
  Contribution from parent corporation                     30,000          -
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                             22,071      (37,021)
                                                         --------     --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                         6,704       (3,260)
Cash and temporary cash investments, beginning of year        442        6,116
                                                         --------     --------
Cash and temporary cash investments, end of period      $   7,146    $   2,856
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  28,112    $  28,884
                                                          ========     ========
Income taxes paid                                       $  76,187    $  38,428
                                                         ========     ========
  New capital lease obligations incurred                $  14,199    $      39
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                  In Thousands
                                                           --------------------------
                                                           June 30,       December 31,
                                                             1999             1998
                                                          -----------      -----------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant             $1,777,802     $1,768,621
  Generation plant                                            589,076      1,033,739
                                                            ---------      ---------
      Utility plant in service                              2,366,878      2,802,360
  Accumulated depreciation                                 (1,018,963)    (1,175,842)
                                                            ---------      ---------
      Net utility plant in service                          1,347,915      1,626,518
  Construction work in progress                                35,284         18,862
  Other, net                                                   24,994         19,482
                                                            ---------      ---------
      Net utility plant                                     1,408,193      1,664,862
                                                            ---------      ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)           81,437         82,803
  Other, net                                                    2,282          7,705
                                                            ---------      ---------
      Total other property and investments                     83,719         90,508
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                         183,924          2,750
  Special deposits                                                 76          2,632
  Accounts receivable:
    Customers, net                                             59,145         69,887
    Other                                                      32,037         28,893
  Unbilled revenues                                            28,019         43,998
  Materials and supplies, at average cost or less:
    Construction and maintenance                               17,210         39,452
    Fuel                                                        6,155         17,107
  Deferred income taxes                                         7,589          7,589
  Prepayments                                                  31,239         31,551
                                                            ---------      ---------
      Total current assets                                    365,394        243,859
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Note 1)
    Competitive transition charge                             311,236        343,602
    Other regulatory assets, net                              662,096      1,206,594
  Deferred income taxes                                     1,158,561        951,471
  Other                                                        28,959         23,911
                                                            ---------      ---------
      Total deferred debits and other assets                2,160,852      2,525,578
                                                            ---------      ---------






      Total Assets                                         $4,018,158     $4,524,807
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                          ----------------------------
                                                          June 30,       December 31,
                                                             1999             1998
                                                         ------------     ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  105,812     $  105,812
  Capital surplus                                             285,486        285,486
  Retained earnings                                            72,208        367,653
  Accumulated other comprehensive income (Note 7)               9,690          8,353
                                                            ---------      ---------
      Total common stockholder's equity                       473,196        767,304
  Cumulative preferred stock                                      -           16,681
  Company-obligated mandatorily redeemable
    preferred securities                                      105,000        105,000
  Trust preferred securities                                  100,000            -
  Long-term debt                                              424,561        626,434
                                                            ---------      ---------
      Total capitalization                                  1,102,757      1,515,419
                                                            ---------      ---------


Current Liabilities:
  Securities due within one year                                   12         50,012
  Notes payable                                                   -           86,023
  Obligations under capital leases                             17,542         13,979
  Accounts payable:
    Affiliates                                                 61,458         47,164
    Other                                                      14,528         47,795
  Taxes accrued                                               263,491         32,755
  Interest accrued                                              5,232         19,700
  Other                                                        20,330         37,272
                                                            ---------      ---------
      Total current liabilities                               382,593        334,700
                                                            ---------      ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                     1,262,898      1,338,235
  Unamortized investment tax credits                           24,783         36,926
  Three Mile Island Unit 2 future costs                       122,610        120,904
  Nuclear fuel disposal fee                                    16,317         15,956
  Power purchase contract loss liability                      984,014      1,016,380
  Other                                                       122,186        146,287
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,532,808      2,674,688
                                                            ---------      ---------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                 $4,018,158     $4,524,807
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

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                              ---------------------------------------------
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                   --------------         --------------
                                                   1999      1998        1999        1998
                                                   ----      ----        ----        ----

Operating Revenues                             $ 205,097  $ 250,355  $  451,346  $  514,010
                                                --------   --------   ---------   ---------

Operating Expenses:
  Fuel                                            16,709     42,667      53,253      85,101
  Power purchased and interchanged:
    Affiliates                                     2,991        909       4,553       1,153
    Others                                        54,960     50,098      93,991     104,812
  Other operation and maintenance                 55,215     65,080     114,618     125,113
  Depreciation and amortization                   18,407     27,740      41,460      53,384
  Taxes, other than income taxes                  11,806     18,058      25,820      36,021
                                                --------   --------   ---------   ---------
     Total operating expenses                    160,088    204,552     333,695     405,584
                                                --------   --------   ---------   ---------

Operating Income Before Income Taxes              45,009     45,803     117,651     108,426
  Income taxes                                    19,580     11,217      26,678      31,020
                                                --------   --------   ---------   ---------
Operating Income                                  25,429     34,586      90,973      77,406
                                                --------   --------   ---------   ---------

Other Income and Deductions:
  Other income, net                                7,192      1,654      46,101       1,733
  Income taxes                                    (2,872)      (719)    (25,903)       (705)
                                                --------   --------   ---------   ---------
     Total other income and deductions             4,320        935      20,198       1,028
                                                --------   --------   ---------   ----------

Income Before Interest Charges                    29,749     35,521     111,171      78,434
                                                --------   --------   ---------   ---------

Interest Charges:
  Long-term debt                                   6,978     11,862      18,811      23,974
  Trust preferred securities                         306        -           306         -
  Company-obligated mandatorily
    redeemable preferred securities                2,297      2,297       4,594       4,594
  Other interest                                     523      2,215       2,525       4,459
  Allowance for borrowed funds used
    during construction                             (300)      (604)       (500)       (989)
                                                --------   --------   ---------   ---------
     Total interest charges                        9,804     15,770      25,736      32,038
                                                --------   --------   ---------   ---------

Income Before Extraordinary Item                  19,945     19,751      85,435      46,396
Extraordinary item (net of income tax
  benefit of $62,280)                                -      (87,830)        -       (87,830)
                                                --------   --------   ---------   ----------


Net Income/(Loss)                                 19,945    (68,079)     85,435     (41,434)
  Preferred stock dividends                          -          231         154         347
  Loss on preferred stock reacquisition              -          -           726         -
                                                --------   --------   ---------   ----------
Earnings/(Loss) Available for Common Stock     $  19,945  $ (68,310) $   84,555  $  (41,781)
                                                ========   ========   =========   =========





The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                             In Thousands
                                                       -------------------------
                                                             Six Months
                                                            Ended June 30,
                                                       -------------------------
                                                           1999         1998
                                                           ----         ----
Operating Activities:
  Net income/(loss)                                     $  85,435    $ (41,434)
  Extraordinary item (net of income tax
     benefit of $62,280)                                      -         87,830
                                                         --------     --------
  Income before extraordinary item                         85,435       46,396
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          40,958       53,814
    Amortization of property under capital leases           3,687        4,088
    Gain on sale of investment                            (38,252)         -
    Nuclear outage maintenance costs, net                   1,351        1,518
    Deferred income taxes and investment tax
      credits, net                                       (290,339)        (969)
  Changes in working capital:
    Receivables                                             7,598       (2,709)
    Materials and supplies                                 33,195       (1,472)
    Special deposits and prepayments                        2,867      (16,822)
    Payables and accrued liabilities                      180,354       (6,426)
  Nonutility generation contract buyout costs              (3,500)         -
  Other, net                                              (51,581)     (10,337)
                                                         --------     --------
     Net cash provided/(required)
       by operating activities                            (28,227)      67,081
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (37,567)     (46,735)
  Proceeds from sale of investment                        894,450          -
  Contributions to decommissioning trusts                  (5,246)      (2,632)
  Other, net                                                  915          -
                                                         --------     ---------
     Net cash provided/(used)
       for investing activities                           852,552      (49,367)
                                                         --------     --------

Financing Activities:
  Issuance of trust preferred securities                   96,535          -
  Issuance of long-term debt                              348,127          -
  Increase/(decrease) in notes payable, net               (86,023)      31,237
  Retirement of long-term debt                           (600,000)     (30,000)
  Redemption of preferred stock                           (17,406)         -
  Capital lease principal payments                         (4,230)      (3,604)
  Dividends paid on common stock                         (380,000)     (15,000)
  Dividends paid on preferred stock                          (154)        (347)
                                                         --------     --------
     Net cash required by financing activities           (643,151)     (17,714)
                                                         --------     -------- -

Net increase in cash and temporary
  cash investments from above activities                  181,174          -
Cash and temporary cash investments, beginning of year      2,750          -
                                                         --------     ---------
Cash and temporary cash investments, end of period      $ 183,924    $     -
                                                         ========     =========
Supplemental Disclosure:
  Interest and preferred dividends paid                 $  39,584    $  33,016
                                                         ========     ========
  Income taxes paid                                     $ 127,541    $  35,859
                                                         ========     ========
  New capital lease obligations incurred                $   7,099    $      19
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                    COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries, own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries, develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

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


1.   COMMITMENTS AND CONTINGENCIES

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------

The Emerging Competitive Market and Stranded Costs:
---------------------------------------------------

     With the current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, and the ability of customers to choose their energy suppliers, stranded costs have been created in the electric utility industry. These stranded costs, while generally recoverable in a regulated environment, are at risk in a deregulated and competitive environment. The Pennsylvania Public Utility Commission's (PaPUC) Restructuring Orders issued in 1998 granted Met-Ed and Penelec recovery of a substantial portion of their stranded costs. On May 24, 1999, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order (Summary Order) which, among other things, provides for full recovery of JCP&L's stranded costs. See Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

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

     In January 1999, New Jersey enacted legislation to deregulate the state's electricity market. In April 1999, JCP&L entered into a settlement agreement with several parties to its stranded cost and rate unbundling proceedings which were pending before the NJBPU. The NJBPU issued a Summary Order, which approved the settlement with certain modifications, and provides for, among other things: a 5% rate reduction commencing August 1, 1999; additional rate reductions of 1% in 2000 and 2% in 2001; and an additional net 3% rate reduction in 2002 inclusive of a 5% rate refund from April 30, 1997 rates for service rendered on or after August 1, 2002, partially offset by a 2% increase in the Market Transition Charge (MTC). For customers who choose an alternate supplier, the Summary Order provides average customer shopping credits beginning at 5.14 cents per kilowatt-hour increasing to 5.40 cents per kilowatt-hour in 2003. The Summary Order also permits JCP&L to apply the net proceeds from its generation asset sales to reduce stranded costs, the securitization of approximately $400 million of stranded costs associated with the Oyster Creek nuclear generating station, and adequate assurance (through a deferral and true-up mechanism) of full recovery of above-market costs associated with JCP&L's obligations under nonutility generation, utility and transition power purchase agreements. JCP&L expects the NJBPU to issue a Final Order in the third quarter of 1999. As a result of the NJBPU's actions, for the quarter ended June 30, 1999, JCP&L recorded a reduction in operating revenues of $115 million reflecting JCP&L's obligation to make refunds to customers from 1999 revenues. For additional information, see Note 2 Accounting for Extraordinary and Non-recurring items.

    In October 1998, the GPU Energy companies entered into definitive agreements to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), which is a joint venture between PECO Energy and British Energy, for approximately $100 million. Of the $100 million, $23 million will be paid at closing and $77 million, which is for the nuclear fuel in the reactor, will be paid in five equal annual installments beginning one year after closing. The sale, which GPU expects to complete by the end of 1999, is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals. There can be no assurance as to the outcome of these matters. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

     In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies. The net proceeds from the sale will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, and may also be applied to reduce short-term debt, finance further acquisitions, and to reduce acquisition debt of GPU Electric.

     In March 1999, Penelec completed the sale of its 50% interest in the Homer City Station to a subsidiary of Edison Mission Energy for approximately

$900 million. As a result of the sale, Penelec recorded an after-tax gain of $27.8 million in the first quarter of 1999 for the portion of the gain related to wholesale operations and deferred as a regulatory liability $596.7 million pending Phase II of the Pennsylvania restructuring proceeding.

     In July 1999, Penelec completed the sale of its 20% interest in the Seneca Pumped Storage Hydroelectric Generating Station to The Cleveland Electric Illuminating Company for $43 million. This sale will be recorded in the third quarter of 1999.

     In November 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies (Sithe) to sell all their remaining fossil-fuel and hydroelectric generating facilities, other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $561 million). The sales to Sithe are expected to be completed in the third quarter of 1999, subject to the timely receipt of the necessary regulatory and other approvals.

     JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek. In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. In January 1999, the New Jersey Superior Court held that the NJBPU had primary jurisdiction in the matter and dismissed a PSE&G complaint requesting that the Court require JCP&L to sell its ownership interest to PSE&G. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its June 30, 1999 book value of $22 million. There can be no assurance of the outcome of this matter.

Nonutility Generation Agreements:
---------------------------------

     Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity for remaining periods of up to 22 years. The following table shows actual payments from 1997 through June 30, 1999, and estimated payments thereafter through 2003.

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

      1997                  759        384         172          203
      1998                  788        403         174          211
      1999                  781        384         179          218
      2000                  816        404         169          243
      2001                  805        413         166          226
      2002                  819        425         169          225
      2003                  827        422         173          232

     As of June 30, 1999, NUG facilities covered by agreements having 1,681 MW (JCP&L 928 MW; Met-Ed 348 MW; Penelec 405 MW) of capacity were in service.

While a few of these NUG facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits.

     The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to change their supply strategy to seek shorter term agreements offering more flexibility. The GPU Energy companies' future supply plan will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. As a result of these developments, the rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources.

     The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded, on a present value basis, a liability of $3.5 billion (JCP&L $1.7 billion; Met-Ed $0.8 billion; Penelec $1 billion) on the Consolidated Balance Sheets which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $75 million for above-market utility purchase power agreements with a corresponding offset to Regulatory assets, net, since there is also assurance of full recovery of these costs. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provides for the recovery of costs associated with the buyout of the Freehold Cogeneration project (Freehold buyout). The Stipulation of Final Settlement provides for recovery through the levelized energy adjustment clause of: (1) buyout costs up to $130 million, and (2) 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement. The NJBPU approved the cost recovery on an interim basis subject to refund, pending further review by the NJBPU. The NJBPU's Summary Order provides for the continued recovery of the Freehold buyout in the MTC, but has not altered the interim nature of such recovery. There can be no assurance as to the outcome of this matter.

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

ACCOUNTING MATTERS
------------------

     The PaPUC Restructuring Orders and the NJBPU Summary Order essentially deregulated the electric generation portions of the GPU Energy companies' businesses. Accordingly, JCP&L, in the second quarter of 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71, and Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71 "Accounting for the Effects of Certain Types of Regulation" and No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," (EITF Issue 97-4) with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

     Regulatory assets, net as reflected in the June 30, 1999 and December 31, 1998 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiary Companies                     (in thousands)
----------------------------------              -----------------------------
                                                   June 30,     December 31,
                                                     1999           1998
                                                -------------   -------------

Competitive transition charge (CTC)
  per PaPUC Order                                 $  973,163     $1,023,815
                                                   =========      =========

Other regulatory assets, net:
Reserve for generation divestiture (JCP&L)        $  134,383     $  136,804
Oyster Creek investment                              639,958            -
Phase II reserve for generation divestiture          765,322      1,356,580
Income taxes recoverable through future rates        331,685        449,638
Income taxes refundable through future rates         (39,093)       (52,701)
Net investment in TMI-2                               63,406         65,787
TMI-2 decommissioning costs                          112,886        119,571
Nonutility generation contract buyout costs          109,833        123,208
Unamortized property losses                           76,553         80,287
Other postretirement benefits                         71,137         73,770
Environmental remediation                             48,619         50,214
N.J. unit tax                                         29,780         33,244
Unamortized loss on reacquired debt                   31,815         32,247
Load and demand-side management programs                 225         12,568
DOE enrichment facility decommissioning               27,255         28,956
Nuclear fuel disposal fee                             22,347         21,092
Storm damage                                          31,367         30,166
Deferred nonutility generation costs
  not in current rates                                32,541        (16,067)
Power purchase contract loss (JCP&L)               1,769,275            -
Power purchase contract loss not in CTC              369,290        369,290
Public utility realty taxes                            6,406          8,060
Other regulatory liabilities                         (55,190)       (50,319)
Other regulatory assets                                8,698         10,018
                                                   ---------      ---------
     Total other regulatory assets, net           $4,588,498     $2,882,413
                                                   =========      =========

JCP&L                                                  (in thousands)
-----                                           -----------------------------
                                                   June 30,     December 31,
                                                     1999           1998
                                                -------------   -------------

Other regulatory assets, net:
Reserve for generation divestiture                $  134,383     $  136,804
Oyster Creek investment                              639,958            -
Income taxes recoverable through future rates         54,118        172,752
Income taxes refundable through future rates         (22,596)       (35,535)
Net investment in TMI-2                               63,406         65,787
TMI-2 decommissioning costs                           13,063         19,192
Nonutility generation contract buyout costs          109,833        120,708
Unamortized property losses                           76,553         80,287
Other postretirement benefits                         44,828         46,486
Environmental remediation                             48,619         50,214
N.J. unit tax                                         29,780         33,244
Unamortized loss on reacquired debt                   24,658         25,981
Load and demand-side management programs                 225         12,568
DOE enrichment facility decommissioning               16,981         18,049
Nuclear fuel disposal fee                             22,347         21,092
Storm damage                                          31,367         30,166
Power purchase contract loss                       1,769,275            -
Other regulatory liabilities                         (54,843)       (49,840)
Other regulatory assets                                3,942          5,930
                                                   ---------      ---------
     Total other regulatory assets, net           $3,005,897     $  753,885
                                                   =========      =========

Met-Ed                                                 (in thousands)
------                                          -----------------------------
                                                   June 30,     December 31,
                                                     1999           1998
                                                -------------   -------------

Competitive transition charge per PaPUC Order     $  661,927     $  680,213
                                                   =========      =========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                          $  425,119     $  421,807
Income taxes recoverable through future rates        118,885        133,585
Income taxes refundable through future rates         (10,367)       (10,804)
TMI-2 decommissioning costs                           66,010         68,091
Nonutility generation contract buyout costs              -            2,500
Other postretirement benefits                         26,309         27,284
Unamortized loss on reacquired debt                    2,690          3,023
DOE enrichment facility decommissioning                6,987          7,409
Deferred nonutility generation costs
  not in current rates                                 8,365         (7,746)
Power purchase contract loss not in CTC              271,270        271,270
Public utility realty taxes                            2,952          3,699
Other regulatory liabilities                             (83)           (83)
Other regulatory assets                                2,368          1,899
                                                   ---------      ---------
     Total other regulatory assets, net           $  920,505     $  921,934
                                                   =========      =========

Penelec                                                (in thousands)
-------                                         -----------------------------
                                                   June 30,     December 31,
                                                     1999           1998
                                                -------------   -------------

Competitive transition charge per PaPUC Order     $  311,236     $  343,602
                                                   =========      =========

Other regulatory assets, net:
Phase II reserve for
  generation divestiture                             340,203        934,773
Income taxes recoverable through future rates        158,682        143,301
Income taxes refundable through future rates          (6,130)        (6,362)
TMI-2 decommissioning costs                           33,813         32,288
Unamortized loss on reacquired debt                    4,467          3,243
DOE enrichment facility decommissioning                3,287          3,498
Deferred nonutility generation costs
  not in current rates                                24,176         (8,321)
Power purchase contract loss not in CTC               98,020         98,020
Public utility realty taxes                            3,454          4,361
Other regulatory liabilities                            (264)          (396)
Other regulatory assets                                2,388          2,189
                                                   ---------      ---------
     Total other regulatory assets, net           $  662,096     $1,206,594
                                                   =========      =========


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

    In accordance with FAS 121, impairment tests performed by the GPU Energy companies on the net book values of their generation facilities determined that the net investments in TMI-1 and Oyster Creek were impaired. This has resulted in a write-down to reflect TMI-1 and Oyster Creek's fair market values in the amounts of $520 million (pre-tax) and $630 million (pre-tax), respectively. The majority of the TMI-1 write-down was recorded in 1998 while the Oyster Creek write-down was recorded in the quarter ended June 30, 1999. Of the amount written down for TMI-1, however, $510 million was reestablished as a regulatory asset because management believes it is probable of recovery in the restructuring process and $10 million (the Federal Energy Regulatory Commission jurisdictional portion) was charged to expense as an extraordinary item in 1998. The total impairment amount of Oyster Creek has also been reestablished as a regulatory asset since the Summary Order provides for recovery in the restructuring process. (For further information relating to the Oyster Creek impairment write-down, see Note 2, Accounting for Extraordinary and Non-recurring items.)

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter of 2001 and is in the process of evaluating the impact of this statement.


                               NUCLEAR FACILITIES
                               ------------------

    The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. In 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

    At June 30, 1999 and December 31, 1998, the GPU Energy companies' net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:


                                   Net Investment (in millions)
                                   ----------------------------
                                   TMI-1     Oyster Creek
                                   -----     ------------
           June 30, 1999
           -------------
           JCP&L                   $23            $100
           Met-Ed                   47               -
           Penelec                  23               -
                                    --             ---
             Total                 $93            $100
                                    ==             ===



                                   Net Investment (in millions)
                                   ----------------------------
                                   TMI-1     Oyster Creek
                                   -----     ------------
           December 31, 1998
           -----------------
           JCP&L                   $18            $682
           Met-Ed                   36               -
           Penelec                  17               -
                                    --             ---
             Total                 $71            $682
                                    ==             ===

     JCP&L's net investment in TMI-2 at June 30, 1999 and December 31, 1998 was $63 million and $66 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. Accordingly, Met-Ed and Penelec wrote-off their remaining investment in TMI-2 of $1 million and $7 million, respectively.

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

     JCP&L has been exploring the sale or early retirement of the Oyster Creek facility. In May 1999, the NJBPU approved JCP&L's request to recover the costs associated with an early retirement of Oyster Creek in 2000. If a decision is made to retire the plant early, retirement would likely occur in 2000. Although management believes that the current rate structure would allow for the recovery of and return on its net investment in the plant and provide for decommissioning costs, there can be no assurance that such costs will be fully recoverable. (See Management's Discussion and Analysis - Competitive Environment and Rate Matters.)


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

                                           (in millions)
                                                          Oyster
                                   TMI-1      TMI-2        Creek
                                   -----      -----        -----

JCP&L                               $ 68        $108       $334
Met-Ed                               136         217          -
Penelec                               68         108          -
                                     ---         ---        ---
   Total                            $272        $433       $334
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


                                           (in millions)
                                                          Oyster
                                     TMI-1     TMI-2       Creek
                                     -----     -----       -----

Radiological decommissioning          $358     $435        $591
Nonradiological cost of removal         88       34*         32
                                       ---       ---        ---
   Total                              $446     $469        $623
                                       ===      ===         ===

* Net of $12.6 million spent as of June 30, 1999.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage.

     The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in the year 2000. An early shutdown would increase the retirement costs shown above to $632 million ($600 million for radiological decommissioning and $32 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982 (see OTHER COMMITMENTS AND CONTINGENCIES).

     In 1998, GPU entered into definitive agreements to sell TMI-1 to AmerGen. The agreements provide, among other things, that upon closing, the GPU Energy companies will fund the TMI-1 decommissioning trusts up to $320 million and

AmerGen will assume all TMI-1 decommissioning liabilities. If all the necessary regulatory approvals are obtained, the transfer of all TMI-1 decommissioning liability and expense to AmerGen will take place at the financial closing which is expected by the end of 1999.

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


TMI-1 and Oyster Creek:
-----------------------

     The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $5.2 million and $22.5 million, respectively. These annual revenues are based on the 1995 site-specific study estimates. Effective August 1, 1999, annual revenues for Oyster Creek are based on the 1998 site-specific study estimates.

     Through 1998, the PaPUC granted Met-Ed annual revenues for TMI-1 retirement costs of $8.5 million based on both the NRC funding target for radiological decommissioning costs and a 1988 site-specific study for nonradiological costs of removal. The PaPUC also granted Penelec annual revenues of $4.2 million through 1998 for its share of TMI-1 retirement costs, on a basis consistent with that granted Met-Ed. In the Restructuring Orders, the PaPUC granted recovery of an interim level of TMI-1 decommissioning costs as part of the CTC based on the 1995 site-specific study. This amount will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the generation asset divestiture are determined.

     The amounts charged to depreciation expense for the second quarter of 1999 and the provisions for the future expenditure of these funds, which have been made in accumulated depreciation, are as follows:


                                         (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Amount expensed for the
six months ended June 30, 1999:
   JCP&L                                $2.6       $11.2
   Met-Ed                                0.4          -
   Penelec                               0.2          -
                                         ---        -----
                                        $3.2       $11.2
                                        ====       =====

                                         (in millions)
                                                   Oyster
                                        TMI-1      Creek
                                        -----      -----
Accumulated depreciation
provision at June 30, 1999:
   JCP&L                                $ 48       $297
   Met-Ed                                 81          -
   Penelec                                37          -
                                         ---        ---
                                        $166       $297
                                        ====       ====

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

TMI-2:

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of June 30, 1999 and December 31, 1998 are as follows:

                                                 (in millions)
                                    GPU        JCP&L       Met-Ed     Penelec
                                    ---        -----       ------     -------

June 30, 1999                       $490       $123        $244       $123
December 31, 1998                   $484       $121        $242       $121

These amounts are based upon the 1995 site-specific study estimates (in 1999 and 1998 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $28 million (JCP&L $7 million; Met-Ed $14 million; Penelec $7 million) as of June 30, 1999 and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of December 31, 1998, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand; Penelec $450 thousand).

     Offsetting the $490 million liability at June 30, 1999 is $244 million (JCP&L $17 million; Met-Ed $144 million; Penelec $83 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $281 million (JCP&L $110 million; Met-Ed $126 million; Penelec $45 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense for the six months ended June 30, 1999 amounted to $2.6 million (JCP&L $1.1 million; Met-Ed $1.0 million; Penelec $0.5 million).

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

     At June 30, 1999, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $77 million (JCP&L $19 million; Met-Ed $39 million; Penelec $19 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1999 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $77 million accident-related portion referred to above.

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

     The GPU Energy companies have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after a 12-week waiting period at $1.8 million and $2.6 million per week for 52 weeks for Oyster Creek and TMI-1, respectively, decreasing to 80% of such amounts for the next 110 weeks.


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

     To comply with Titles I and IV of the federal Clean Air Act Amendments of 1990 (Clean Air Act), the GPU Energy companies have spent $242 million (JCP&L 44 million; Met-Ed $95 million; Penelec $103 million) to date. Effective November 1997, the Pennsylvania Environmental Quality Board adopted regulations implementing the NOx reductions proposed by the Ozone Transport Commission
(OTC), and in December 1997, the New Jersey Department of Environmental Protection developed a proposal with the electric utility industry on a plan to implement the OTC's proposed NOx reductions. The GPU Energy companies expect that the U.S. Environmental Protection Agency (EPA) will approve these state implementation plans, and that as a result, they would expect to spend an estimated $0.6 million (JCP&L $30 thousand; Met-Ed $340 thousand; Penelec $200 thousand) in 1999 to meet the seasonal reductions agreed upon by the OTC. In 1997 and 1998 the EPA adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are upheld. Moreover, the timing and amounts of expenditures under the Clean Air Act will be dependent upon the timing of the sales of the related generating facilities.

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

    In 1997, the EPA filed a complaint against GPU, Inc. in the United States District Court for the District of Delaware for enforcement of its unilateral order issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942 and GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings. All of the common stock of Dover was sold in 1942 by a member of the AGECO/AGECORP group to an unaffiliated entity, and was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake). According to the complaint, the EPA is seeking up to $0.5 million in past costs, $4.2 million for the cleanup of the Dover site and approximately $19 million in penalties. GPU, Inc. has responded to the EPA complaint stating that such claims should be dismissed because, among other things, they are barred by the operation of the Final Decree entered by the United States District Court for the Southern District of New York at the conclusion of the 1946 reorganization proceedings of AGECO/AGECORP. Chesapeake has also sued GPU, Inc. for a contribution to the cleanup of the Dover site. The United States District Court for the District of Delaware has refused to dismiss the complaints and discovery is proceeding. The parties continue to engage in settlement discussions. There can be no assurance as to the outcome of these proceedings.

    Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, and a third Amendment in December 1998, that establish a schedule for submitting a plan for long-term remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at June 30, 1999. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $12 million at June 30, 1999.

    In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L - one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at June 30, 1999. JCP&L has requested recovery of its share of closure costs in its restructuring plan filed with the NJBPU in 1997. Met-Ed and Penelec expect recovery of these costs in Phase II of their restructuring proceedings. As a result, a regulatory asset of $17 million

(JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at June 30, 1999.

    JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 1999, JCP&L has spent approximately $33 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $53 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $53 million due to significant uncertainties, including changes in acceptable remediation methods and technologies. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

    In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU. At June 30, 1999, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $43 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L commenced litigation in the New Jersey Superior Court against several of its insurance carriers, relative to these MGP sites and has settled with all but one of those insurance companies.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------


GPU, Inc. Investments and Guarantees:
-------------------------------------

    GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and the GPUI Group. At June 30, 1999, GPU, Inc.'s aggregate investment in GPU Electric and the GPUI Group was $518 million and $242 million, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU Electric

    At June 30, 1999, GPU Electric had investments located in foreign countries totaling approximately $3.9 billion (excluding the additional 50% interest in Midlands Electricity plc (Midlands) which GPU acquired from Cinergy in July
1999). GPU, Inc. has also guaranteed up to an additional $1.19 billion of GPU Electric obligations. Of the $1.19 billion, $1.04 billion is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at June 30, 1999.

    Through its ownership of Midlands, GPU Electric has an investment in a power project in Pakistan (Uch Power Project) which was originally scheduled to begin commercial operation in late 1998. The Uch Power Project is a 586 MW facility of which Midlands is a 40% owner. Construction of the Uch Power Project is virtually complete, but testing and commercial operation have been delayed.
                                       35

    Midlands' current investment in the Uch Power Project is approximately $75 million, and project lenders could require Midlands to make additional capital contributions to the project of approximately $12 million under certain conditions. On June 30, 1999, the project lenders issued a notice of default to the project sponsors (including Midlands) for failure to obtain permanent financing and repay the construction debt by the original loan due date. The project sponsors have proposed a restructured financing arrangement which the lenders and EXIM Bank are currently considering. As part of GPU's July 1999 purchase of Cinergy's 50% ownership interest in Midlands, Cinergy has agreed to fund up to an aggregate of $20 million of additional capital contributions and/or certain future "cash losses" which GPU could incur on the Uch Power Project. (For further information on the Midlands' purchase, See Note 3, Acquisitions.) There can be no assurance as to the outcome of this matter.

GPUI Group

    At June 30, 1999, the GPUI Group had investments located in foreign countries totaling approximately $80 million. As of that date, GPU, Inc. has also guaranteed up to an additional $33.7 million of GPUI Group obligations (including guarantees of $21.3 million related to domestic operations). Of the $33.7 million, $7.6 million is included in Long-term debt and Securities due within one year on GPU's Consolidated Balance Sheet at June 30, 1999, and $26.1 million relates to various other obligations of the GPUI Group.

Other:
------

    GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $453 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $75 million) during 1999.

     In July 1999, New Jersey experienced a severe heat wave that resulted in major power outages and temporary service interruptions in JCP&L's service territory. As a result, the NJBPU, with the assistance of the New Jersey Attorney General, has initiated an investigation into the reliability of JCP&L's transmission and distribution system and JCP&L's response to the power outages. In addition, lawsuits have been filed in New Jersey Superior Court against JCP&L seeking class action certification for all JCP&L customers who incurred financial losses, including both compensatory and punitive damages. There can be no assurance as to the outcome of these matters.

     The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership interest in Keystone; and Met-Ed - 16.45% ownership interest in Conemaugh). The contracts, which expire at various dates between 1999 and 2002, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $135 million (JCP&L $27 million; Met-Ed $57 million; Penelec $51 million) for 1999. These contracts will be assumed by Sithe, upon the closings of the sales of the GPU Energy companies' fossil generation facilities.

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

     GPU AR has entered into sales contracts to supply electricity to retail customers through December 31, 2000, with energy and capacity costs estimated at $50 million. GPU AR has also entered into various agreements to purchase energy and capacity totaling approximately $24 million, of which $11 million has been guaranteed by GPU, Inc.

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

     New Jersey and Connecticut have established the Northeast Compact, to construct a low-level radioactive waste (radwaste) disposal facility in New Jersey, which was expected to commence operation by the end of 2003. GPUN's total share of the cost for developing, constructing and site licensing the facility was estimated to be $58 million. Through June 30, 1999, GPUN has made payments of $6 million to fund construction of the radwaste disposal facility and JCP&L has collected $30 million from customers. As a result of the NJBPU Summary Order, effective August 1, 1999, JCP&L will no longer be collecting monies from customers for the facility's construction. Any over-recovered balance will be applied to reduce the MTC. In February 1998, the New Jersey Low-Level Radwaste Facility Siting Board (Siting Board) voted to suspend the siting process in New Jersey. The Siting Board is in the process of determining what activities are required by law to be continued, and the level of funding required to support these activities. GPUN cannot determine at this time what effect, if any, this matter will have on its operations.

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

     JCP&L's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum effect on 1999 net income of the performance standard charge at a 40% capacity factor would be approximately $11 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC. The New Jersey restructuring legislation eliminates the nuclear performance standard, effective with the implementation of retail choice on August 1, 1999. The calculation in 1999 is based on a 5-month performance period from March 1, 1999 through July 31, 1999.

     GPU, Inc. and consolidated affiliates have approximately 12,800 employees worldwide of which nearly 8,200 are employed in the U.S and approximately 3,600 are employed by Midlands in the United Kingdom. The majority of the U.S. workforce is employed by the GPU Energy companies, of which approximately 4,300 are represented by unions for collective bargaining purposes. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 1999, April 30, 2000 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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

2.   ACCOUNTING FOR EXTRAORDINARY AND NON-RECURRING ITEMS

JCP&L Restructuring Write-off

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

     In response to the continuing deregulation of the electric utility industry, the Securities and Exchange Commission (SEC) has questioned the continued applicability of FAS 71 by investor-owned utilities with respect to their electric generation operations. In response to these concerns, the FASB's EITF concluded in June 1997 that utilities are no longer subject to FAS 71, for the relevant portion of their business, when they know details of their individual transition plans. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets. Concurrent with the receipt of PaPUC Restructuring Orders in 1998, Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF 97-4 for their electric generation operations.

     On May 24, 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings. The Summary Order, among other things, essentially removes from regulation the costs associated with providing electric generation service to New Jersey customers, effective August 1, 1999 (see Recent Regulatory Actions section of Management's Discussion and Analysis for further discussion of New Jersey Restructuring). Accordingly, JCP&L has discontinued the application of FAS 71 and has adopted the provisions of FAS 101 and EITF 97-4 with respect to its electric generation operations, effective with the second quarter of 1999. The transmission and distribution portion of JCP&L's operations will continue to be subject to the provisions of FAS 71.

     For the quarter ended June 30, 1999, JCP&L has recorded a reduction in operating revenues of $115 million relating to the Summary Order which resulted in an after-tax charge to earnings of $68 million, or $0.54 per share. This reduction reflects JCP&L's obligation to refund to customers (from 1999 revenues) 5% of April 30, 1997 rates for service rendered on or after August 1, 2002.

     Since JCP&L is no longer subject to FAS 71 for the generation portion of its business, GPU performed an impairment test on Oyster Creek in accordance with FAS 121. This test determined that JCP&L's net investment in Oyster Creek, including plant, nuclear fuel and materials and supplies inventories, was impaired based on the April 30, 1999 net book value. This investment was written down by $630 million (pre-tax) to reflect its fair market value. This impairment, which was recorded as an extraordinary deduction, was reversed and reestablished as a regulatory asset since the Summary Order provides for rate recovery.

3.   ACQUISITIONS

GPU Electric

                         Empresa Distribuidora Electrica Regional, S.A.
                         ----------------------------------------------

     In March 1999, GPU Electric acquired Empresa Distribuidora Electrica Regional, S.A. (Emdersa) for US $375 million. The fair value of the assets acquired totaled approximately $253.4 million and the amount of liabilities assumed totaled approximately $146.7 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. The acquisition was financed through the issuance of commercial paper by GPU Capital and a $50 million contribution from GPU, Inc. The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by $268 million. This excess amount is considered goodwill and is being amortized on a straight-line basis over 40 years.

                        Transmission Pipelines Australia
                        --------------------------------

     In June 1999, GPU Electric acquired Transmission Pipelines Australia (TPA), a natural gas transmission business, from the State of Victoria, Australia for A$1.025 billion (approximately US $675 million). TPA has been renamed GPU GasNet. The fair value of the assets acquired totaled approximately US $586 million and the amount of liabilities assumed totaled approximately US $103 million. TPA was sold as part of Victoria's privatization of the natural gas industry. The GPU GasNet system encompasses 1,105 miles of transmission pipelines, and consists of two separate networks serving approximately 1.3 million residential customers and about 40,000 industrial and commercial customers throughout Victoria.

     The GPU GasNet acquisition was financed through an: (1) A$750 million (approximately US $495 million) senior credit facility, which is non-recourse to GPU, Inc.; and (2) an equity contribution from GPU Capital of A$275 million (approximately US $180 million) provided through the issuance of commercial paper guaranteed by GPU, Inc.

     The GPU GasNet acquisition has been accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by $188.6 million. This excess is considered goodwill and is being amortized to expense on a straight-line basis over 40 years.

                            Midlands Electricity plc
                            ------------------------

     In July 1999, GPU Electric acquired Cinergy Corp.'s (Cinergy) 50% ownership interest in Avon Energy Partners Holdings (Avon), which owns Midlands, for (pound)452.5 million (approximately US $714 million). GPU and Cinergy had jointly formed Avon in 1996 to acquire Midlands, a regional electric company serving 2.3 million customers in a 5,135 square mile franchise service area in England. The fair value of the assets acquired by Avon totaled approximately US $4.2 billion and the amount of liabilities assumed totaled approximately US $3 billion.

     Accordingly, (1) GPU Electric has become the sole owner of Midlands' electric distribution and contracting businesses as well as independent power plants worldwide totaling 1,150 MW, (2) Cinergy will acquire Midlands' gas trading operations, with Midlands retaining liability associated with existing natural gas supply contracts based upon the current market price for gas (adequate provisions have previously been recorded to cover the current estimated liability), (3) Cinergy has agreed to fund up to an aggregate of $20 million of additional capital contributions and/or future "cash losses" which could be incurred in connection with Midlands' interest in the Uch Power Project in Pakistan, and (4) GPU Electric has agreed to transfer to Cinergy the Redditch facility, a 29 MW combined cycle plant. (For further information relating to the Uch Power Project, see Note 1, Commitments and Contingencies-Other.)

     GPU Electric financed the acquisition through a combination of equity and debt. The equity was funded from: (1) a US $250 million contribution from GPU, Inc., and (2) the issuance of US $50 million of commercial paper by GPU Capital, which is guaranteed by GPU, Inc. The debt has been provided through a two-year (pound)245 million (approximately US $382 million) credit agreement entered into by EI UK Holdings, of which GPU, Inc. has guaranteed approximately US $100 million.

     In July 1999, GPU began accounting for Midlands as a consolidated entity, rather than under the equity method of accounting as was previously the practice. As a result, Goodwill, net on the Consolidated Balance Sheet is expected to increase by approximately $1.7 billion in the third quarter of 1999. Of this amount, $1.6 billion relates to the previous 1996 acquisition of Midlands by GPU and Cinergy and $121 million represents goodwill as a result of GPU's July 1999 purchase of Cinergy's 50% share of Midlands, described above. The goodwill will be amortized to expense on a straight-line basis over 40 years.

     In June 1999, Midlands sold its electric supply business to National Power plc for approximately US $300 million. (For further information relating to the supply business sale, see the GPU Electric section of Management's Discussion and Analysis.)


4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is principally limited to GPU Electric and the GPUI Group. GPU has not held or issued derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:
------------------------------

     GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. At June 30, 1999, these agreements covered approximately $1.2 billion of debt, including commercial paper, and are scheduled to expire on various dates through November 2007. GPU Electric records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of GPU Electric. For the quarter ended June 30, 1999, fixed rate interest expense exceeded variable rate interest by approximately $10.5 million. (For additional information, see GPU Electric and the GPUI Group section, Management's Discussion and Analysis.)

     In July 1999, Austran Holdings, the parent of GPU PowerNet, refinanced A$230 million of acquisition debt originally due in November 2000, with medium term notes, due November 15, 2002. Certain interest rate swap positions, which had been in place to convert the floating-rate bank loans to a fixed rate, were closed-out at a cost of A$11.8 million (US $7.7 million). This cost will be reflected in GPU's third quarter 1999 earnings.

Indexed Swap Agreement:
-----------------------

     In 1998, GPU International entered into a 10-year indexed swap agreement with Niagara Mohawk Power Corporation (NIMO) which, among other things, provides GPU International a fixed revenue stream (over the life of the swap agreement) on its investment in the Onondaga Cogeneration project. At June 30, 1999, the indexed swap agreement is valued at $58.7 million and is included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows of the payments expected to be received by GPU International from NIMO over the life of the swap agreement.



5.   EQUITY INVESTMENTS

     GPU Electric and the GPUI Group use the equity method of accounting for investments in which they have the ability to exercise significant influence over the operating and financial policies of the investee (generally evidenced by a 20% to 50% ownership interest).


GPU Electric

     As of June 30, 1999, GPU Electric accounted for its 50% ownership interest in Midlands under the equity method of accounting. In July 1999, GPU Electric acquired Cinergy's 50% ownership interest in Midlands. Therefore, effective in the third quarter of 1999, GPU will account for Midlands as a consolidated entity, rather than under the equity method of accounting.

     Summarized   financial   information  for  GPU  Electric's   equity  method
investment in Midlands (which is not consolidated in the financial statements), including GPU Electric's ownership and non-ownership interest, is as follows:

Balance Sheet Data (in thousands)
------------------
                                               June 30,         December 31,
                                                 1999               1998
                                             -----------        -------------

Current Assets                               $   502,310        $   283,738
Noncurrent Assets                              3,768,196          4,367,444
Current Liabilities                           (1,489,583)        (1,638,353)
Noncurrent Liabilities                        (1,565,758)        (1,894,874)
                                              ----------         ----------
     Net Assets                              $ 1,215,165        $ 1,117,955
                                              ==========         ==========

GPU Electric's Equity in Net Assets          $   607,583        $   558,978
                                              ==========         ==========


Earnings Data (in thousands)
                                              Six months ended June 30,
                                              -------------------------
                                                 1999               1998
                                             ------------      -------------

Revenues                                     $ 1,245,192        $ 1,191,286
Operating Income                                 201,894            149,584
Net Income                                       146,983             58,010
Cash Distributions Received                          672                -

GPU Electric's Equity in Net Income          $    73,491        $    29,005
                                              ==========         ==========


GPUI Group

     The GPUI Group's investments accounted for under the equity method at June 30, 1999 follow:


                                                               Ownership
Investment                          Location of Operations     Percentage
----------                          ----------------------     ----------
Mid-Georgia Cogen, L.P.                United States              50%
Prime Energy, L.P.                     United States              50%
Pasco Cogen, Ltd.                      United States              50%
GPU Solar, Inc.                        United States              50%
Termobarranquilla S.A.                 Colombia                   29%
Selkirk Cogeneration Partners, L.P.    United States              19%
EnviroTech Investment Fund, L.P.       United States              10%
Project Orange Associates, L.P.        United States               4%
OLS Power, L.P.                        United States               1%


     Summarized financial information for the GPUI Group's equity method investments (which are not consolidated in the financial statements), including the GPUI Group's ownership and non-ownership interests, is as follows:

Balance Sheet Data (in thousands)
------------------
                                               June 30,         December 31,
                                                 1999               1998
                                             -----------        -------------

Current Assets                               $   350,695        $   373,658
Noncurrent Assets                              1,851,194          1,746,085
Current Liabilities                           (  159,294)        (  112,237)
Noncurrent Liabilities                        (1,439,308)        (1,532,911)
                                              ----------         ----------
     Net Assets                              $   603,287        $   474,595
                                              ==========         ==========

GPUI Group's Equity in Net Assets            $   181,827        $   149,830
                                              ==========         ==========


Earnings Data (in thousands)
------------
                                              Six months ended June 30,
                                              ------------------------------
                                                 1999               1998
                                              -----------       ------------

Revenues                                     $   231,747        $   186,050
Operating Income                                  83,458             45,369
Net Income                                        25,666             10,400
Cash Distributions Received                        8,938              3,933

GPUI Group's Equity in Net Income            $     3,008        $     1,839
                                              ==========         ==========


     As of June 30, 1999 and December 31, 1998, Equity investments on the Consolidated Balance Sheets included goodwill (net of accumulated amortization) relating to the GPUI Group of approximately $13.1 million and $12.5 million, respectively, which is amortized to expense over periods not exceeding 40 years. Amortization expense for the six months ended June 30, 1999 and 1998 amounted to $0.6 million and $0.8 million, respectively.



6. SEGMENT INFORMATION

     In 1997, GPU adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment and geographic area. For the purpose of providing segment information, the GPU Energy companies consist of the three domestic electric utility companies serving customers in Pennsylvania and New Jersey, as well as Genco, GPUN, GPU Telcom and GPUS. GPU Electric owns, operates and funds the acquisition of electric and gas transmission and distribution systems in foreign countries. The GPUI Group develops, owns and operates generation facilities in the United States (GPU International, Inc.) and foreign countries (GPU Power, Inc.). GPU AR is involved in retail energy sales. Corporate represents the activities of GPU, Inc., a registered holding company. GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's segment information is as follows:

Balance Sheet Segment Data (in thousands)
                                            Current   Noncurrent    Current
June 30, 1999                               Assets      Assets    Liabilities
-------------                               -------   ----------  -----------

Domestic:
   GPU Energy companies                   $1,027,395  $13,555,635 $1,280,902
   GPU International, Inc.*                  112,916      431,650     59,248
   Less: The effect of consolidating
     equity investments included above       (48,874)    (186,199)   (20,144)
   Add: Equity investments
     included on the balance sheet               -         53,172        -
   GPU AR                                     23,361           78     12,039
   Corporate                                     272        8,134     72,453
                                           ---------   ----------  ---------
        Subtotal                           1,115,070   13,862,470  1,404,498
                                           ---------   ----------  ---------
Foreign:
   Australia (Electric Transmission)(GPU
     Electric)                                83,621    1,852,706     70,608
   Australia (Gas Transmission)(GPU
     Electric)                                48,485      756,501     32,532
   United Kingdom (GPU Electric)*            257,707    1,964,218    918,353
   Argentina (GPU Electric)                   50,522      469,897    113,803
   South America (GPU Power, Inc.)*          135,288      453,831     69,247
   Less: The effect of consolidating
     equity investments included above      (305,801)  (2,180,762)  (768,555)
   Add: Equity investments
     included on the balance sheet               -        638,192        -
                                           ---------   ----------  ----------
        Subtotal                             269,822    3,954,583    435,988
                                           ---------   ----------  ---------

Consolidated Total                        $1,384,892  $17,817,053 $1,840,486
                                           =========   ==========  =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
June 30, 1999                                Debt     Liabilities Expenditures
-------------                             --------    ----------- ------------
Domestic:
   GPU Energy companies                   $2,077,120   $7,857,210 $  138,721
   GPU International, Inc.*                  185,291      233,928        824
   Less: The effect of consolidating
     equity investments included above      (185,291)     (18,904)      (228)
   Add: Equity investments
     included on the balance sheet               -              -        -
   GPU AR                                        -            665        -
   Corporate                                     -          2,088        -
                                           ---------    ---------  ----------
        Subtotal                           2,077,120    8,074,987    139,317
                                           ---------    ---------  ---------
Foreign:
   Australia (Electric Transmission) (GPU
     Electric)                             1,976,783       95,899      3,983
   Australia (Gas Transmission)(GPU
     Electric)                               500,634       75,213    652,068
   United Kingdom(GPU Electric)*             605,999      160,882     18,780
   Argentina (GPU Electric)                  327,855       27,289    383,320
   South America (GPU Power, Inc.)*          203,344       64,160     26,829
   Less: The effect of consolidating
     equity investments included above      (862,505)     (90,486)   (15,585)
   Add: Equity investments
     included on the balance sheet               -            -          -
                                           ---------    ---------  ----------
        Subtotal                           2,752,110      332,957  1,069,395
                                           ---------    ---------  ---------

Consolidated Total                        $4,829,230   $8,407,944 $1,208,712
                                           =========    =========  =========

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in GPU's audited financial statements.

                                            Current    Noncurrent    Current
December 31, 1998                           Assets       Assets    Liabilities
-----------------                           -------    ----------- -----------

Domestic:
   GPU Energy companies                   $  807,973  $12,475,608  $1,205,733
   GPU International, Inc.*                  126,321      412,953      58,343
   Less: The effect of consolidating
     equity investments included above       (51,046)    (188,858)    (17,271)
   Add: Equity investments
     included on the balance sheet               -         66,487         -
   GPU AR                                      2,358          115       2,222
   Corporate                                   5,001        6,672     140,132
                                           ---------   ----------   ---------
        Subtotal                             890,607   12,772,977   1,389,159
                                           ---------   ----------   ---------
Foreign:
   Australia (GPU Electric)                   91,112    1,690,018     561,562
   United Kingdom (GPU Electric)*            142,854    2,213,350     836,431
   South America (GPU Power, Inc.)*          136,822      385,836      54,366
   Less: The effect of consolidating
     equity investments above               (198,986)  (2,437,992)   (833,658)
   Add: Equity investments
     included on the balance sheet               -        601,511         -
                                           ---------   ----------   ----------
        Subtotal                             171,802    2,452,723     618,701
                                           ---------   ----------   ---------

Consolidated Total                        $1,062,409  $15,225,700  $2,007,860
                                           =========   ==========   =========

                                                        Other        Cash
                                          Long-Term   Noncurrent    Capital
December 31, 1998                            Debt     Liabilities Expenditures
-----------------                         ---------- ------------ -------------
Domestic:
   GPU Energy companies                   $2,368,870   $6,211,677  $  328,418
   GPU International, Inc.*                  188,774      218,998      31,574
   Less: The effect of consolidating
     equity investments included above      (188,774)     (19,968)    (10,199)
   Add: Equity investments
     included on the balance sheet               -            -           -
   GPU AR                                        -            158          34
   Corporate                                     -          1,360         -
                                           ---------    ---------   ----------
        Subtotal                           2,368,870    6,412,225     349,827
                                           ---------    ---------   ---------
Foreign:
   Australia (GPU Electric)                1,060,877       46,397      58,549
   United Kingdom (GPU Electric)*          1,116,144      204,680      50,092
   South America (GPU Power, Inc.)*          188,928       57,032      60,096
   Less: The effect of consolidating
     equity investments included above      (909,235)    (213,295)    (50,341)
   Add: Equity investments
     included on the balance sheet               -            -           -
                                           ---------    ---------   ----------
        Subtotal                           1,456,714       94,814     118,396
                                           ---------    ---------   ---------

Consolidated Total                        $3,825,584   $6,507,039  $  468,223
                                           =========    =========   =========

   Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

Earnings Segment Data (in thousands)
                                                      Depreciation
For the six months                         Operating      and      Operating
ended June 30, 1999                        Revenues   Amortization  Income
-------------------                        --------   ------------  ------

Domestic:
   GPU Energy companies                    $1,722,775 $   206,963 $  267,185
   GPU International, Inc.*                    83,579       8,499      7,041
   Less: The effect of consolidating
     equity investments included above        (41,382)     (3,850)   (10,177)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement      -           -          -
   GPU AR                                      37,521         -        1,548
   Corporate                                      -           -       (4,114)
                                            ---------     -------    -------
        Subtotal                            1,802,493     211,612    261,483
                                            ---------     -------    -------
Foreign:
   Australia (Electric Transmission) (GPU
     Electric)                                 95,912      21,367     58,149
   Australia (Gas Transmission)(GPU Electric)   5,721       1,227      3,450
   United Kingdom (GPU Electric)*             623,199      29,555     83,222
   Argentina (GPU Electric)                    48,999       6,190      7,639
   South America (GPU Power, Inc.)*            38,462       7,778     11,975
   Less: The effect of consolidating
     equity investments included above       (643,324)    (34,634)   (90,329)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement      -           -          -
                                            ---------     -------    --------
        Subtotal                              168,969      31,483     74,106
                                            ---------     -------    -------

Consolidated Total                         $1,971,462 $   243,095 $  335,589
                                            =========     =======    =======

                                              Other   Interest and
For the six months                         Income and   Preferred
ended June 30, 1999                        Deductions   Dividends  Net Income
-------------------                        ----------   ---------  ----------

Domestic:
   GPU Energy companies                    $   26,687 $   114,519 $  179,353
   GPU International, Inc.*                     1,260       9,147       (846)
   Less: The effect of consolidating
     equity investments included above            230      (8,726)    (1,220)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement    1,220         -        1,220
   GPU AR                                          33         -        1,581
   Corporate                                       13       1,252     (5,353)
                                               ------     -------    -------
        Subtotal                               29,443     116,192    174,735
                                               ------     -------    -------
Foreign:
   Australia (Electric Transmission)(GPU
     Electric)                                    638      52,526      6,372
   Australia (Gas Transmission)(GPU Electric)      29       3,589       (221)
   United Kingdom (GPU Electric)*              20,448      50,049     53,622
   Argentina (GPU Electric)                     1,003       8,008        (41)
   South America (GPU Power, Inc.)*             3,012       9,797      3,514
   Less: The effect of consolidating
     equity investments included above        (34,171)    (49,221)   (75,278)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement   75,278         -       75,278
                                               ------     -------    --------
        Subtotal                               66,237      74,748     63,246
                                               ------     -------    --------

Consolidated Total                         $   95,680 $   190,940 $  237,981
                                               ======     =======    =======

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

                                                      Depreciation
For the six months                         Operating      and       Operating
ended June 30, 1998                        Revenues   Amortization   Income
-------------------                        ---------  ------------  ---------

Domestic:
   GPU Energy companies                    $1,907,021 $   237,781 $  300,488
   GPU International, Inc.*                    93,464       5,026     14,454
   Less: The effect of consolidating
     equity investments included above        (56,371)     (4,668)   (15,099)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement      -           -          -
   GPU AR                                       5,217         -       (1,173)
   Corporate                                      -           -       (2,292)
                                            ---------     -------    -------
        Subtotal                            1,949,331     238,139    296,378
                                            ---------     -------    -------
Foreign:
   Australia (GPU Electric)                    93,589      20,763     58,675
   United Kingdom (GPU Electric)*             595,643      28,448     78,713
   South America (GPU Power, Inc.)*            28,320       9,829        295
   Less: The effect of consolidating
     equity investments included above       (608,687)    (35,163)   (75,414)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement      -           -          -
                                            ---------     -------    -------
        Subtotal                              108,865      23,877     62,269
                                            ---------     -------    -------

Consolidated Total                         $2,058,196 $   262,016 $  358,647
                                            =========     =======    =======

                                              Other   Interest and
For the six months                         Income and   Preferred
ended June 30, 1998                        Deductions   Dividends  Net Income
-------------------                        ---------- -----------  ----------

Domestic:
   GPU Energy companies                    $   (1,456)$   121,450 $  (97,528)
   GPU International, Inc.*                     3,485      10,277      7,662
   Less: The effect of consolidating
     equity investments included above          1,127     (10,173)    (3,799)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement    3,799         -        3,799
   GPU AR                                          34         -       (1,139)
   Corporate                                     (989)      3,244     (6,525)
                                               ------     -------    -------
        Subtotal                                6,000     124,798    (97,530)
                                               ------     -------    --------
Foreign:
   Australia (GPU Electric)                    17,622      55,940     20,357
   United Kingdom (GPU Electric)*              (3,389)     58,569     16,755
   South America (GPU Power, Inc.)*             1,842       2,363       (975)
   Less: The effect of consolidating
     equity investments included above          4,465     (43,904)   (27,045)
   Add: Equity in undistributed earnings of
     affiliates, net on the income statement   27,045         -       27,045
                                               ------     -------    -------
        Subtotal                               47,585      72,968     36,137
                                               ------     -------    -------

Consolidated Total                         $   53,585 $   197,766 $  (61,393)
                                               ======     =======    ========

* Includes the effect of consolidating ownership interests in investments accounted for under the equity method (pro-rata consolidation), which are not consolidated in the audited consolidated financial statements.

7.   COMPREHENSIVE INCOME

     For the six months ended June 30, 1999 and 1998, comprehensive income was as follows:


                                                          (in thousands)
                                                            Six months
                                                           Ended June 30,
                                                           --------------
GPU, Inc. and Subsidiary Companies                        1999         1998
----------------------------------                        ----         -----

Net income/(loss)                                       $237,981    $ (61,393)
                                                         -------      -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments         (4,758)       2,744
     Foreign currency translation                          8,169       (8,823)
     ----------------------------                          -----       -------
       Total other comprehensive income/(loss)             3,411       (6,079)
                                                         -------      -------
Comprehensive income/(loss)                             $241,392    $ (67,472)
                                                         =======      =======

JCP&L

Net income                                              $ 47,842    $  93,101
                                                         -------      -------
Other comprehensive income, net of tax                       -            -
                                                         -------      -------
Comprehensive income                                    $ 47,842    $  93,101
                                                         =======      =======

Met-Ed

Net income/(loss)                                       $ 51,974    $(144,002)
                                                         -------      -------
Other comprehensive income, net of tax:
     Net unrealized gains on investments                   2,816        1,829
                                                         -------      -------
Comprehensive income/(loss)                             $ 54,790    $(142,173)
                                                         =======      =======

Penelec

Net income/(loss)                                       $ 85,435    $ (41,434)
                                                         -------      -------
Other comprehensive income, net of tax:
     Net unrealized gains on investments                   1,337          915
                                                         -------      -------
Comprehensive income/(loss)                             $ 86,772    $ (40,519)
                                                         =======      =======

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service, transmission and distribution operations of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The generation operations of the GPU Energy companies are conducted by GPU Generation, Inc. (Genco) and GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries, own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries, develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."



                            GPU RESULTS OF OPERATIONS
                            -------------------------


      GPU's earnings for the second quarter ended June 30, 1999 were $47.3 million, compared to a second quarter 1998 loss of $195.2 million. Earnings per share on a diluted basis were $0.38 for the second quarter of 1999, compared to a loss of $1.54 in the second quarter of 1998. The second quarter 1999 results included non-recurring charges of $68 million after-tax, or $0.54 per share, resulting from a Summary Restructuring Order (Summary Order) issued to JCP&L by the New Jersey Board of Public Utilities (NJBPU) and a gain on the sale of the Midlands Electricity plc (Midlands) supply business of $9.7 million after-tax, or $0.08 per share. The second quarter 1998 results included a non-recurring charge of $275.1 million after-tax, or $2.16 per share, as a result of restructuring orders issued to Met-Ed and Penelec by the Pennsylvania Public Utility Commission (PaPUC). Excluding these non-recurring items, GPU's second quarter 1999 and 1998 earnings would have been $105.6 million, or $0.84 per share, and $79.9 million, or $0.62 per share, respectively.

      The $0.22 per share earnings increase, exclusive of non-recurring items, was due primarily to the warmer weather, increased sales to other utilities and lower net energy expenses within the GPU Energy companies, as well as to increased profits from operations at Midlands.

      For the six months ended June 30, 1999, GPU's earnings were $238 million, or $1.87 per share, compared with losses of $61.4 million, or $0.47 per share, for the six months ended June 30, 1998. Excluding the non-recurring items mentioned above, and the non-recurring gain of $27.8 million after-tax, or $0.22 per share, for the portion of the gain on the sale of Penelec's interest in the Homer City Generating Station (Homer City) related to wholesale operations, earnings for the six months ended June 30, 1999 and

-------------------------

1998 would have been $268.5 million, or $2.11 per share, and $213.7 million, or $1.69 per share, respectively.

      The $0.42 per share earnings increase, exclusive of non-recurring items, was due primarily to increased sales to other utilities, decreased depreciation expense and increased profits from operations at Midlands. Partially offsetting this increase was the absence of the gain on the sale of GPU Electric's interest in Solaris Power (Solaris) in 1998.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1999 decreased 11.6% to $897.7 million, as compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues decreased 4.2% to $1.97 billion as compared to the same period last year. The components of the changes are as follows:


                                                  (in millions)
                                      ------------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1999        June 30, 1999
                                       -------------        -------------

GPU Energy companies:
   Kilowatt-hour (KWH) revenues           $(110.1)            $(163.1)
   Energy-related revenues                    0.2                31.7
   Obligation to refund revenues
     to customers per NJBPU Order          (115.0)             (115.0)
   CTC revenues                              35.6                58.7
   GPU Telcom revenues                        1.1                (1.9)
   Other revenues                              -                  5.4
                                            -----              ------
        Total GPU Energy companies         (188.2)             (184.2)
GPU Electric                                 47.6                57.6
GPUI Group                                    5.5                 7.6
GPU AR                                       17.8                32.3
                                            -----               -----
        Total decrease in revenues        $(117.3)            $( 86.7)
                                            =====               =====


GPU Energy companies

Kilowatt-hour revenues
----------------------

     The decrease in KWH revenues for the three and six month periods was due primarily to lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier; a decrease in nonutility generation (NUG) revenues for Met-Ed and Penelec (which did not have a significant impact on earnings); partially offset by the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced JCP&L's 1998 revenues, higher weather-related sales and increased sales to other utilities.

Energy-related revenues (JCP&L only)
------------------------------------

     Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) billed to customers and expensed. The increase for the six month period was due primarily to a change in the estimate for unbilled revenue.

------------------------

Obligation to refund revenues to customers per NJBPU Order
----------------------------------------------------------

      The decrease resulted from the NJBPU's Summary Order for JCP&L which obligated JCP&L to refund to customers (from 1999 revenues) 5% of April 30, 1997 rates for service rendered from August 1, 2002 through July 31, 2003.

Competitive transition charge (CTC) revenues
--------------------------------------------

     Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

     The increase in other revenues for the six month period was due primarily to increased transmission revenues at Met-Ed and Penelec as a result of customer shopping in Pennsylvania for electric generation supplier.


GPU Electric

     The increase in revenues for the three and six month periods was due mainly to the inclusion of revenues from Empresa Distribuidora Electrica Regional, S.A. (Emdersa), an electric distribution business in Argentina, which was acquired by GPU Electric in March 1999. Also contributing to the increase was the inclusion of revenues from the GPU GasNet acquisition (see Note 3, Acquisitions).

GPUI Group

     The increase in GPUI Group revenues for the three and six month periods was due primarily to an increase in Empresa Guaracachi S.A. (EGSA) energy and capacity revenues, and the effect of consolidating Onondaga Cogen, L.P. beginning August 1998, which was partially offset by lower management fee revenues.

GPU AR

     The increase in revenues for the three and six month periods was due primarily to an increase in energy sales to customers who chose GPU AR as their electric energy supplier as part of retail customer choice in Pennsylvania.

OPERATING EXPENSES:
-------------------

Power purchased and interchanged (PP&I)
---------------------------------------

     Changes in the energy component of PP&I expense do not significantly affect JCP&L's earnings since these cost variances are passed through the LEAC. However, such cost variances for Met-Ed and Penelec are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Orders. The increase in PP&I for the three month period was primarily due to increased purchases at GPU AR. The decrease in PP&I for the six month period is primarily due to reduced purchases and the deferral of above-market NUG costs by Met-Ed and Penelec, partially offset by increased purchases at GPU AR.

-------------------------

Fuel and Deferral of energy and capacity costs, net
---------------------------------------------------

     For JCP&L, changes in fuel and deferral of energy and capacity costs, net do not affect earnings as they are offset by corresponding changes in energy revenues. Met-Ed and Penelec ceased deferred energy accounting as their ECRs were combined with base rates in 1997. The decrease in fuel for the three and six month periods was primarily due to Penelec's sale of its interest in Homer City; partially offset by increased fuel expenses at EGSA, and the effect of consolidating Onondaga beginning August 1998.

Other operation and maintenance (O&M)
-------------------------------------

     The increase in other O&M expenses for the three and six month periods was primarily due to the inclusion of Emdersa and GPU GasNet as a result of the acquisition by GPU Electric. This increase was partially offset by decreased O&M expenses at Penelec due to the sale of its interest in Homer City.

Depreciation and amortization
-----------------------------

     The decrease in depreciation and amortization expense for the three and six month periods was due mainly to lower depreciation expense at GPU Energy due to the effects of the impairment writedown of TMI-1 in 1998 and the sale of Penelec's interest in Homer City. This decrease was partially offset by the inclusion of Emdersa and GPU GasNet as a result of their acquisition by GPU Electric.

Taxes, other than income taxes
------------------------------

     For JCP&L, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues. Met-Ed and Penelec's State Tax Adjustment Surcharges were combined with base rates in 1997 and are no longer subject to annual adjustment for rate increases. This did not have a significant impact on earnings for the first six months of 1999.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Equity in undistributed earnings of affiliates, net
---------------------------------------------------

      The increase in equity in undistributed earnings of affiliates, net for the three and six month periods was due to higher GPU Electric earnings because of the gain on the sale of the Midlands supply business and the increased earnings from Midlands' operations. Also contributing to the increase for the six month period was the gain on the sale of the Enersis generation facility in Portugal.

Other income, net
-----------------

     The increase in other income, net for the three and six months period was due primarily to the recognition of the gain on the sale of Penelec's interest in Homer City relating to wholesale operations, partially offset by the gains realized in 1998 by GPU Electric from the sale of Solaris and the GPUI Group's sale of a 50% interest in the Mid-Georgia cogeneration project.

------------------------

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

Interest on long-term debt
--------------------------

     The increase in interest on long-term debt for the three month period was due primarily to higher interest expense at GPU Electric due to the Emdersa and GPU GasNet acquisitions; and the issuance of senior notes by Penelec, offset by Penelec's redemption of first mortgage bonds (FMBs).

Preferred stock dividends of subsidiaries
-----------------------------------------

     The decrease in preferred stock dividends of subsidiaries for the three and six month periods was primarily due to the redemption, by Met-Ed and Penelec, of all of their outstanding shares of cumulative preferred stock. A reacquisition loss of $0.5 million and $0.7 million was recorded by Met-Ed and Penelec, respectively.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

     JCP&L incurred a loss for the second quarter ended June 30, 1999 of $8.2 million, compared to 1998 second quarter earnings of $37.7 million. The decrease was due to a non-recurring charge of $68 million, as a result of the NJBPU's Summary Order on JCP&L. Excluding the non-recurring charge, earnings for the second quarter of 1999 would have been $59.8 million. The increase in earnings on this basis was primarily due to higher weather-related sales and a decrease in depreciation and amortization expense.

     For the six months ended June 30, 1999, earnings were $43 million compared to $87.8 million for the same period last year. Excluding the non-recurring charge mentioned above, earnings would have been $111.1 million. This increase was due primarily to higher weather-related sales and increased usage by residential and commercial customers.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1999 decreased 18.3% to $391 million, as compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues decreased 4.6% to $907.9 million as compared to the same period last year. The components of the changes are as follows:


                                                  (in millions)
                                       -----------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1999        June 30, 1999
                                       -------------        -------------


   KWH revenues                           $  26.5             $  38.1
   Energy-related revenues                    0.2                31.7
           Obligation to refund revenues
     to customers per NJBPU Order          (115.0)             (115.0)
   Other revenues                             0.5                 1.9
                                           ------              ------
        Decrease in revenues              $ (87.8)            $ (43.3)
                                           ======              ======

---------------------------

Kilowatt-hour revenues
----------------------

     The increase in KWH revenues for the three and six month periods was due to the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced 1998 revenues, higher weather-related sales and increased usage by residential and commercial customers during the first quarter 1999.

Energy-related revenues
-----------------------

     Changes in energy-related revenues do not affect earnings as they reflect corresponding changes in the LEAC billed to customers and expensed. The increase for the six month period was due primarily to a change in the estimate for unbilled revenue.

Obligation to refund revenues to customers per NJBPU Order
----------------------------------------------------------

     The decrease resulted from the NJBPU's Summary Order for JCP&L which obligated JCP&L to refund to customers (from 1999 revenues) 5% of April 30, 1997 rates for service rendered from August 1, 2002 through July 31, 2003.

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


Depreciation and amortization
-----------------------------

     The decrease in depreciation and amortization expense for the three and six month periods was due mainly to the effect of the impairment writedown of TMI-1 in 1998.

Taxes, other than income taxes
------------------------------

     Changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

      Met-Ed's earnings for the second quarter ended June 30, 1999 were $19.1 million, compared to 1998 second quarter losses of $168.9 million. The increase in earnings was primarily due to the absence of an extraordinary charge of $187.3 million taken in 1998 as a result of the PaPUC's Restructuring Order on Met-Ed. Excluding the extraordinary charge, earnings for the second quarter 1998 would have been $18.4 million.

     For the six months ended June 30, 1999, earnings were $51.4 million compared to losses of $144.2 million for the same period last year. Excluding the extraordinary charge mentioned above, earnings for the second quarter 1998 would have been $43.1 million. This increase in earnings was due primarily to lower fuel and power purchase costs and a decrease in depreciation and amortization expense.

OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1999 decreased 12.4% to $198 million, as compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues decreased 7.3% to $427.2 million as compared to the same period last year. The components of the changes are as follows:

                                                  (in millions)
                                       ------------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1999        June 30, 1999
                                       -------------        -------------

   KWH revenues                           $(49.1)             $(72.5)
   CTC revenues                             21.7                36.1
   Other revenues                           (0.6)                2.8
                                            ----               -----
       Decrease in revenues               $(28.0)             $(33.6)
                                            ====               =====

Kilowatt-hour revenues
----------------------

      The decrease in KWH revenues for the three and six month periods was due primarily to lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier; a decrease in NUG revenues (which did not have a significant impact on earnings); partially offset by higher weather-related sales, increased usage by residential customers and increased sales to other utilities.

CTC revenues
------------

     Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Changes in fuel and power purchased and interchanged are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Order. The decrease for the three and six month periods was primarily due to lower fuel costs and power purchases and the deferral of above-market NUG costs.

----------------------------------------

Depreciation and amortization
-----------------------------

     The decrease in depreciation and amortization expense for the three and six month periods was due primarily to the effect of the impairment writedown of TMI-1 in 1998.


Trust preferred securities
--------------------------

      In June 1999, Met-Ed issued $100 million of Trust preferred securities.

Preferred stock dividends and loss on preferred stock reacquisition
-------------------------------------------------------------------

     The decrease in preferred stock dividends for the six month period was primarily due to the redemption of all of Met-Ed's outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.5 million was recorded in the first quarter of 1999.

                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

      Penelec's earnings for the second quarter ended June 30, 1999 were $19.9 million, compared to 1998 second quarter losses of $68.3 million. The increase in earnings was primarily due to the absence of an extraordinary charge of $87.8 million taken in 1998 as a result of the PaPUC's Restructuring Order on Penelec. Excluding the extraordinary charge, earnings for the second quarter 1998 would have been $19.5 million.

     For the six months ended June 30, 1999, earnings were $84.6 million, compared to losses of $41.8 million for the same period last year. Excluding the non-recurring gain of $27.8 million after-tax, for the portion of the gain on the sale of Penelec's interest in Homer City, earnings for the six months ended June 30, 1999 would have been $56.8 million. Excluding the extraordinary charge mentioned above, earnings for the six months ended June 30, 1998 would have been $46.0 million. This increase in earnings was due primarily to higher weather-related sales, lower fuel costs and a decrease in depreciation and amortization expense.


OPERATING REVENUES:
-------------------

     Operating revenues for the second quarter of 1999 decreased 18.1% to $205.1 million, as compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues decreased 12.2% to $451.3 million as compared to the same period last year. The components of the changes are as follows:


                                                  (in millions)
                                       ---------------------------------
                                       Three Months          Six Months
                                           Ended               Ended
                                       June 30, 1999        June 30, 1999
                                       -------------        -------------

   KWH revenues                           $(59.3)             $(86.0)
   CTC revenues                             13.9                22.6
   Other revenues                            0.1                 0.7
                                           -----               -----
       Decrease in revenues               $(45.3)             $(62.7)
                                           =====               =====

-----------------------------

Kilowatt-hour revenues
----------------------

    The decrease in KWH revenues for the three and six month periods was due primarily to lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier; a decrease in NUG revenues (which did not have a significant impact on earnings); partially offset by higher weather-related sales, increased usage by residential customers and increased sales to other utilities.

CTC revenues
------------

     Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.


OPERATING EXPENSES:
-------------------

Fuel and Power purchased and interchanged
-----------------------------------------

     Changes in fuel and power purchased and interchanged are not subject to deferred accounting, except for above-market NUG costs, which are deferred in accordance with the PaPUC Restructuring Order. The decrease for the three and six month periods was primarily due to lower fuel costs, partially offset by increased power purchases.

Depreciation and amortization
-----------------------------

     The decrease in depreciation and amortization expense for the three and six month periods was due primarily to the effect of the 1998 impairment writedown of TMI-1 and the sale of Penelec's interest in Homer City in March 1999.

OTHER INCOME AND DEDUCTIONS:
----------------------------

Other income, net
-----------------

     The increase in other income, net for the three and six month periods was due primarily to the recognition of the gain on the sale of Homer City relating to wholesale operations.

Interest on long-term debt
--------------------------

      In April, Penelec redeemed a total of $600 million of FMBs; partially offset by the issuance of $350 million of senior notes.

Trust preferred securities
--------------------------

      In May 1999, Penelec issued $100 million of Trust preferred securities.

Preferred stock dividends and loss on preferred stock reacquisition
-------------------------------------------------------------------

      The decrease in preferred stock dividends for the three and six month periods was primarily due to the redemption of all of Penelec's outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.7 million was recorded in the first quarter of 1999.

                          INVESTMENTS IN FUCOs AND EWGs
                          -----------------------------

     GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.3 billion as of June 30, 1999. GPU, Inc. has remaining authorization to finance approximately $345 million of additional investments in FUCOs and EWGs (including the effect of the Midlands acquisition). GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.

                                  GPU ELECTRIC
                                  ------------

     GPU Electric has ownership interests in electric and gas transmission and distribution businesses in England, Australia and Argentina. Through its investment in Midlands, GPU Electric also has ownership interests in operating generating facilities located in foreign countries totaling 4,278 megawatts (MW) (of which GPU Electric's equity interest represents 588 MW) of capacity. At June 30, 1999, GPU, Inc.'s aggregate investment in GPU Electric was $518 million. GPU, Inc. has also guaranteed up to an additional $1.19 billion of GPU Electric obligations.

     In July 1999, GPU Electric acquired Cinergy Corp.'s (Cinergy) 50% ownership interest in Avon Energy Partners Holdings (Avon), which owns Midlands, for (pound)452.5 million (approximately US $714 million). GPU and Cinergy had jointly formed Avon in 1996 to acquire Midlands, an English regional electric company serving 2.3 million customers. GPU's purchase from Cinergy was financed through a combination of equity and debt. The equity was funded from a US $250 million contribution from GPU, Inc.; and from the issuance of US $50 million of commercial paper by GPU Capital, which is guaranteed by GPU, Inc. The debt has been provided through a two-year (pound)245 million (approximately US $382 million) credit agreement entered into by EI UK Holdings of which GPU, Inc. has guaranteed approximately US $100 million.

     In June 1999, GPU Electric acquired the business of Transmission Pipelines Australia (TPA), a natural gas transmission business, from the State of Victoria, Australia for A$1.025 billion (approximately US $675 million). TPA (which has since been renamed GPU GasNet) was sold as part of Victoria's privatization of the natural gas industry. The GPU GasNet system encompasses 1,105 miles of transmission pipelines, and consists of two separate networks serving approximately 1.3 million residential customers and about 40,000 industrial and commercial customers throughout Victoria. The GPU GasNet acquisition was financed through an: (1) A$750 million (approximately US $495 million) senior credit facility, which is non-recourse to GPU, Inc.; and (2) an equity contribution from GPU Capital of A$275 million (approximately US $180 million) provided through the issuance of commercial paper, which is guaranteed by GPU, Inc.

     In March 1999, GPU Electric acquired Emdersa for $375 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. The acquisition was financed through the issuance of commercial paper by GPU Capital, which is guaranteed by GPU, Inc. and a $50 million contribution from GPU, Inc.

     In June 1999, National Power plc acquired all the assets and liabilities of Midlands' supply business, including obligations under Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital. As a result, in the second quarter of 1999 GPU recorded an after-tax gain on the sale of $10 million, or $0.08 per share.
                                       59

     Management expects that GPU Electric will provide a substantial portion of GPU's future earnings growth and intends to make additional investments in its business activities. The timing and amount of these investments, however, will depend upon the availability of appropriate opportunities and financing capabilities.

                                   GPUI GROUP
                                   ----------

     The GPUI Group has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 MW (of which the GPUI Group's equity interest represents 501 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At June 30, 1999, GPU, Inc.'s aggregate investment in the GPUI Group was $242 million. GPU, Inc. has also guaranteed up to an additional $33.7 million of GPUI Group obligations.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments
------------------------------------

GPU Energy Companies

     The GPU Energy companies' capital spending for the six months ended June 30, 1999 was $139 million (JCP&L $67 million; Met-Ed $32 million; Penelec $38 million; Other $2 million), and was used primarily to expand and improve existing T&D facilities , for new customer connections and to implement an integrated information system. For 1999, capital expenditures for the GPU Energy companies are estimated to be $397 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $19 million), primarily for ongoing T&D system development and to implement an integrated information system. Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. Management estimates that a substantial portion of the GPU Energy companies' 1999 capital outlays will be satisfied through internally generated funds.

GPU Electric

     GPU Electric's capital spending for the six months ended June 30, 1999 was $1.04 billion and was used primarily for the acquisition of Emdersa and GPU GasNet, and to improve PowerNet's facilities. For 1999, capital expenditures are forecasted to be $19 million (excluding the acquisitions) and expenditures for maturing obligations are expected to total $453 million. Capital outlays for 1999 will be satisfied through both internally generated funds and external financings.

GPUI Group

     The GPUI Group's capital spending for the six months ended June 30, 1999 was $31 million was used primarily for construction activities at the GPUI Group's South American investment. For 1999, capital expenditures are forecasted to be $37 million and expenditures for maturing obligations are expected to total $28 million. Capital outlays for 1999 will be satisfied through both internally generated funds and external financings.

Financing
---------

GPU, Inc.

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through June 30, 1999, GPU, Inc. has repurchased 2.6 million shares of common stock at an average price of $39.21 per share. Following the acquisition of the remaining 50% interest in Midlands in July 1999, GPU, Inc. has temporarily suspended the common stock repurchase program.

     GPU has $1.8 billion of committed credit facilities, which include various committed lines of credit totaling $207 million, a $250 million Revolving Credit Agreement, and other Credit Agreements, as discussed below.

     GPU Capital has entered into a $1 billion 364-day senior revolving credit facility in support of the issuance of commercial paper to fund the GPU Electric acquisitions. GPU Capital is the largest of three issuers ($1 billion) in the $1.45 billion commercial paper program. The other issuers are GPU Australia Holdings, Inc. ($350 million) and GPU, Inc. ($100 million). GPU Capital, along with GPU Australia Holdings, will use the proceeds from the sale of commercial paper to finance investments in FUCOs and EWGs. Facility fees range from .085% to .4% depending on GPU's senior debt rating and are payable quarterly. A separate $360 million credit facility serves as the backstop for the GPU Australia Holdings commercial paper program.

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

     The $250 million Revolving Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks expires May 6, 2001. A facility fee of .125 of 1% is payable annually. Borrowing rates and the facility fee are based on the long-term debt ratings of GPU, Inc. and the GPU Energy companies.

     GPU, Inc. has received SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by GPU Electric and or the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy companies

     Met-Ed and Penelec have obtained regulatory approval through December 31, 2000 to issue senior notes and preferred securities in aggregate amounts of $250 million and $725 million, respectively, of which up to $125 million for each company may consist of preferred securities. JCP&L has regulatory approval through December 31, 2000 to issue senior notes in the amount of $300 million, and is seeking regulatory approval to issue up to $200 million of such amount as preferred securities. Met-Ed and JCP&L will be issuing secured senior notes (collateralized by FMBs issued to the senior note trustee) until such time as more than 80% of the issued FMBs are held by the senior note trustee. At that time, the outstanding senior notes will become unsecured obligations of the respective company and further senior notes issued by Met-Ed and JCP&L will be unsecured. As noted below, in April 1999, Penelec issued $350 million of unsecured senior notes. All further senior notes issued by Penelec will also be unsecured.
                                       61

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

     The GPU Energy companies' bond indentures include provisions that limit the amount of FMBs the companies may issue. The GPU Energy companies' interest coverage ratios are currently in excess of indenture restrictions. The amount of FMBs that the GPU Energy companies could issue based on the bondable value of property additions is in excess of amounts currently authorized. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock and short-term debt it may issue. JCP&L's preferred dividend coverage ratio is currently in excess of the charter restrictions. The GPU Energy companies have regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In June 1999, JCP&L redeemed $5 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

     In April 1999, Penelec redeemed $600 million of FMBs with proceeds from the sale of its interest in Homer City. In April 1999, Penelec issued $350 million of unsecured senior notes, the proceeds from which will be used to redeem or repurchase other outstanding securities, reduce short-term borrowings, fund construction activities and for other corporate purposes.

     During the second quarter of 1999, Met-Ed and Penelec each issued $100 million of Trust preferred securities, at 7.35% and 7.34% distribution rates, respectively. In July 1999, Penelec redeemed all of its outstanding shares of Company-obligated mandatorily redeemable preferred securities for $105.4 million.


GPU Electric

     In July 1999, Austran Holdings, the parent of GPU PowerNet, refinanced A$230 million of acquisition debt originally due in November 2000, with medium term notes, due November 15, 2002. Certain interest rate swap positions, which had been in place to convert the floating-rate bank loans to a fixed rate, were closed-out at a cost of A$11.8 million (US $7.7 million). This cost will be reflected in GPU's third quarter 1999 earnings.

     In April 1999, GPU Australia Holdings refinanced $350 million of outstanding long-term debt associated with the GPU PowerNet acquisition, with $345 million of commercial paper under its $350 million commercial paper program.

     Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, has established a A$500 million (approximately U.S. $306 million) commercial paper program. GPU PowerNet has guaranteed Austran's obligations under this program. As of June 30, 1999, Austran had outstanding approximately A$427 million (approximately U.S. $285 million) under the commercial paper program, the proceeds from which were used to refinance the maturing portion of the senior debt credit facility used to finance the GPU

PowerNet acquisition. The Austran borrowings are classified as noncurrent on the Consolidated Balance Sheet since it is management's intent to reissue the commercial paper on a long-term basis.

     For information relating to the financing of GPU Electric's acquisition of Midlands and GPU GasNet, see Note 3, Acquisitions.

     GPU may further reduce the outstanding commercial paper issued associated with the refinancing of the Midlands acquisition debt in addition to the GPU
PowerNet acquisition debt with a portion of the proceeds from the sale of the GPU Energy companies' generating facilities (see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).

Year 2000 Issue
---------------

     GPU is addressing the Year 2000 issue by undertaking a comprehensive review of its computers, software and equipment with embedded systems such as microcontrollers (together, "Year 2000 Components"), and of its business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. Remediation plans and corrective actions are well underway. The remediation plans include, among other things, the modification or replacement of Year 2000 Components, which are not ready for use beyond 1999. In addition, the GPU Energy companies and the GPUI Group have completed development of contingency plans for mission-critical systems. GPU Electric and GPU AR are scheduled to have contingency plans completed by September 1999. GPU's Year 2000 project is not expected to cause any material delay in GPU information technology services performing other planned projects.

     In January and May 1999, an independent consultant retained by GPU to review the adequacy of GPU's Year 2000 plans and state of readiness favorably rated the GPU Energy companies in their progress toward achieving Year 2000 readiness as measured against the consultant's "best practices" model. The consultant also identified certain areas for additional focus, which GPU has since addressed.

Regulatory Compliance for Year 2000 Readiness

    In July 1998, the PaPUC entered an Order mandating that Pennsylvania jurisdictional utilities have their mission-critical systems Year 2000 compliant by March 31, 1999, and that utilities file contingency plans with the PaPUC for all mission-critical systems that will not be compliant by that date. With few exceptions, the mission-critical assets of Met-Ed and Penelec are Year 2000 ready, and contingency plans were filed with the PaPUC on March 31, 1999 for those mission-critical assets that were not Year 2000 ready by that date. In April 1999, the PaPUC ordered, among other things, that its Year 2000 investigation remain open (until compliance is achieved or enforcement is warranted) for utilities that have demonstrated good cause for an appropriate extension of time within which they will fully comply with the July 1998 Order. Met-Ed and Penelec believe that they fall into this category and will continue to report to the PaPUC on the progress of their Year 2000 program.

     In August 1998, the NJBPU ordered all jurisdictional utilities to submit monthly progress reports to the NJBPU detailing the status of the utilities' compliance efforts for mission-critical systems. Accordingly, since October 1998 monthly reports have been filed with the NJBPU detailing the Year 2000 readiness status of JCP&L's mission-critical assets. In addition, the NJBPU
                                       63
ordered all jurisdictional utilities to submit Year 2000 contingency plans, which JCP&L filed with the NJBPU in July 1999. These contingency plans are based on the expansive scope of reporting as described in the guidelines of the North American Electric Reliability Council (NERC).

     In addition to the investigations by the PaPUC and NJBPU, inquiries concerning GPU's Year 2000 readiness have been made by the U.S. Nuclear
Regulatory Commission, the U.S. Department of Energy, the Pennsylvania Senate Consumer Protection and Professional Licensure Committee, the New York Public Service Commission and by numerous third parties with which GPU has business relationships.

Costs

     The GPU Energy companies currently expect to spend a total of approximately $42.9 million (JCP&L $18.6 million; Met-Ed $12 million; Penelec $12.3 million) on the Year 2000 issue, which includes $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) that is being spent as a part of the purchase and implementation of a new integrated information system (Project Enterprise), as described below. The $42.9 million also includes $7.4 million (JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) that would have been spent in any event for maintenance and cyclical replacement plans. Approximately 45% of the expected costs involve the modification or replacement of Year 2000 Components; and 55% are for labor (including contract labor) and contingencies. The GPU Energy companies are funding these costs from their operations.

     Through June 30, 1999, the GPU Energy companies have spent a total of approximately $33 million (JCP&L $14.5 million; Met-Ed $9.2 million; Penelec $9.3 million) (of the $42.9 million) on the Year 2000 issue, of which $13.2 million (JCP&L $6.1 million; Met-Ed $3.5 million; Penelec $3.6 million) has been spent in 1999.

     GPU Electric currently expects to spend a total of approximately $16 million (to replace or modify equipment at Midlands, GPU PowerNet, GPU GasNet and Emdersa) on the Year 2000 issue. Through June 30, 1999, GPU Electric has spent a total of approximately $9.8 million on the Year 2000 issue.

     The total cost associated with the GPUI Group and GPU AR's achieving Year 2000 readiness is not expected to be material to GPU's operations or financial position.

     The Project Enterprise system, referenced above, is designed to help the GPU Energy companies manage business growth and meet the mandates of electric utility deregulation. The system became substantially operational for the GPU Energy companies and GPUS in June 1999 and is expected to be fully operational for these companies by September 1999. GPUN and Genco are not installing Project Enterprise before 2000, but rather are making modifications to their existing legacy information systems to achieve Year 2000 readiness. Genco has completed the remediation and testing of its mission-critical information systems and GPUN plans to complete such remediation and testing by September 1999.

Milestones

     GPU has established Inventory, Assessment, Remediation, Testing and Monitoring of its mission-critical Year 2000 Components as the primary phases for its Year 2000 program. The Inventory and Assessment phases of mission-critical Year 2000 Components are complete. The remaining milestones for Remediation, Testing and Monitoring are as follows:

                              Remediation    Testing        Monitoring
                              -----------    -------        ----------
GPU Energy and GPUS           09/30/1999     09/30/1999     03/31/2000
Genco                         Completed      Completed      05/31/2000
GPUN                          10/31/1999     10/31/1999     03/31/2000
GPU  Electric                 09/30/1999     09/30/1999     03/31/2000
GPUI Group                    08/31/1999     08/31/1999     03/31/2000
GPU Advanced  Resources       Completed      Completed      03/31/2000

     Remediation and testing of the GPU Energy companies' mission-critical Year 2000 Components are essentially complete, with limited exceptions, which have been reported to State regulators and to NERC. In March 1999, testing of the GPU Energy companies' electrical infrastructure was successfully completed and, as a result, the electrical delivery system is now considered to be Year 2000 ready. Also, in April 1999 the GPU Energy companies participated in a NERC exercise that simulated a partial loss of voice and data communications and conducted several internal tests in conjunction with the drill. These tests were performed with favorable results. Year 2000 readiness testing for the GPU Energy companies' Customer Care System is scheduled to be completed in September 1999.

     Genco has completed modification and testing of mission-critical Year 2000 Components associated with its generation capacity. In June 1999, the PaPUC witnessed Year 2000 testing at the Titus Generating Station and, as a result, requested various documents, which have been supplied. Also in June 1999, the PaPUC observed the NRC Year 2000 assessment of TMI-1 and requested various documents, which have been supplied. In a July 1999 response to the NRC's Generic Letter 98-01 Supplement, GPUN confirmed its Year 2000 readiness, with the following exceptions: The TMI Unit 1 Digital Turbine Control System, and two software applications used by GPUN in connection with employee training, radiation exposure and access to radiation work areas. These exceptions are expected to be resolved by October 31, 1999.

Third Party Qualification

     Due to the interdependence of computer systems and the reliance on other organizations for supplies, materials or services, GPU is addressing the Year 2000 issue as it relates to the readiness of critical third parties. As part of its Year 2000 strategy, GPU is contacting key customers, lenders, trading partners, vendors, suppliers and service providers to assess whether they are adequately addressing the Year 2000 issue.

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

     The following summarizes the actions that have been taken by the GPU Energy companies with critical third parties:

- PJM - Data link testing with PJM and all PJM member companies has been successfully completed. Phase III data link testing is scheduled to be conducted simultaneously, with all member companies, during the third quarter of 1999.

- Electric generation suppliers - The GPU Energy companies have received preliminary readiness information from all critical electric generation suppliers. Based on the information provided, it is anticipated that these suppliers will achieve Year 2000 readiness prior to year-end 1999.

- EDI/EFT - The GPU Energy companies have contacted all critical organizations with which it exchanges data electronically and conducts electronic funds transfers. Testing has been successfully completed with 60% of those contacted. Testing with the remaining critical partners is expected to occur in the third quarter of 1999.

    The testing of the GPU Energy  companies'  Electronic  Funds Transfer System
    (EFT) encountered Year 2000 date-related issues that have been reported to the software vendor. Corrections from the vendor are expected to be received in the third quarter of 1999. Upon receipt and installation of the software corrections, the appropriate Year 2000 tests for the system will be performed. In addition, the GPU Energy companies have developed contingency plans for EFT.

- Vendors - The GPU Energy companies have completed a preliminary readiness assessment of its critical vendors and financial partners. Based on the information obtained, it is anticipated that all critical vendors will achieve Year 2000 readiness prior to year-end 1999.

- Customers - A customer readiness assessment was initiated during the fourth quarter of 1998 and all critical customers have been contacted. The preliminary assessment process has been completed and the response rate has exceeded the response goal. The readiness of customers providing in excess of $2 billion in annual revenue (in the aggregate) has been assessed.

GPU AR expects to complete  its review of third  party  readiness  by  September
1999.

Scenarios and Contingencies

     If GPU, or critical third parties upon whom GPU relies, are unable to successfully address their Year 2000 issues on a timely basis, certain computers, equipment, systems and applications may not function properly, which could have a material adverse effect on GPU's operations and financial condition. While GPU cannot predict what effect, if any, the Year 2000 issue will have on its operations, one possible scenario could include, among other things, interruptions in delivering electric service, and a temporary inability to process transactions, provide bills or operate electric generating stations. GPU is in the process of evaluating whether mission-critical components that have not as yet been tested, would have a material adverse effect on GPU's operations or financial condition if they did not function properly.

     While there can be no assurance as to the outcome of this matter, GPU believes that its Year 2000 preparations will be successful relative to its mission-critical Year 2000 Components. In June 1999, the GPU Energy companies filed with the NERC a report containing an overview of their contingency
                                       66
planning strategies, as well as details about certain contingency plans. hese plans, which will be refined throughout 1999, include procedures for supplementing present general emergency plans with specific measures for Year 2000 problems and the placement of troubleshooting teams at sites where critical components are located.

                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

Managing the Transition
-----------------------

     Currently, and increasingly in the future, the GPU Energy companies will serve customers in markets where there will essentially be capped rates. Since the GPU Energy companies expect to exit the merchant generation business in the near future, they will need to supply energy largely from contracted purchases and purchases in the open market. Management is in the process of identifying and addressing market risks. There can be no assurance that the GPU Energy companies will be able to supply electricity to customers that it has obtained at reasonable cost to the respective companies, which could have an adverse effect on GPU's results of operations.

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

     In March 1999, Penelec completed the sale of its 50% interest in Homer City to a subsidiary of Edison Mission Energy for approximately $900 million. As a result of the sale, Penelec recorded an after-tax gain of $27.8 million in the first quarter of 1999, for the portion of the gain related to wholesale operations and deferred as a regulatory liability $596.7 million pending Phase II of the Pennsylvania restructuring proceeding.

     In November 1998, the GPU Energy companies entered into definitive agreements with Sithe Energies (Sithe) and The Cleveland Electric Illuminating Company (CEI) Corporation to sell all their remaining fossil-fuel and hydroelectric generating facilities other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $604 million). In July 1999, Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility was sold to CEI for $43 million, which is included in this amount. The sales to Sithe are expected to be completed in the third quarter 1999, subject to the timely receipt of the necessary regulatory and other approvals. Sithe has agreed to assume the collective bargaining agreements covering union employees and to fill bargaining positions on the basis of seniority. Sithe has also agreed to use reasonable efforts to offer positions to Genco non-bargaining employees. The GPU Energy companies have agreed to assume up to $20 million (JCP&L $7 million; Met-Ed $9 million; Penelec $4 million) of employee severance costs for employees not hired by Sithe.

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

     The net proceeds from these generation asset sales will be used to reduce the capitalization of the respective GPU Energy companies, repurchase GPU, Inc. common stock, fund previously incurred liabilities in accordance with the Pennsylvania settlement, reduce JCP&L's company-owned generation related stranded costs and may also be applied to reduce short-term debt, finance further acquisitions, and reduce acquisition debt of GPU Electric.

     JCP&L has been exploring the sale or early retirement of the Oyster Creek facility. In May 1999, the NJBPU approved JCP&L's request to recover the costs associated with an early retirement of Oyster Creek in 2000.

Recent Regulatory Actions
-------------------------

New Jersey Restructuring

     On May 24, 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. This Summary Order provides for, among other things, the following:

     - customer choice of electric generation supplier for all consumers beginning August 1, 1999. On October 25, 1999, utilities are to begin accepting customer selection of suppliers;

     - a 5% rate reduction commencing August 1, 1999; additional reductions of 1% in 2000 and 2% in 2001; and an additional net 3% reduction in 2002 inclusive of a 5% rate refund from April 30, 1997 rates for service rendered on or after August 1, 2002, partially offset by a 2% increase in the Market Transition Charge (MTC). The total rate reduction of 11% will remain in effect through July 2003;

     - the removal from regulation of the costs associated with providing electric generation service. JCP&L must provide basic generation service (BGS)to retail customers who do not choose an alternative generation supplier during the three-year period ending July 31, 2002. BGS after this period will be bid out;

     - the average shopping credits will range from 5.14 cents per KWH in 1999 to 5.40 cents in 2003;

     -   an average distribution rate of 3.35 cents per KWH;

     -   the ability to recover stranded costs;

     - the ability to securitize approximately $400 million of stranded costs associated with Oyster Creek;

     - effective August 1, 1999, JCP&L is no longer subject to an earnings cap;

     - the establishment of a non-bypassable societal benefits clause to recover costs associated with nuclear plant decommissioning, demand-side management, manufactured gas plant remediation, universal service fund, and consumer education; and

     -   the  NJBPU  will  conduct  an  annual  review  and  assessment  of  the reasonableness and prudency of costs incurred by JCP&L in the procurement of energy and capacity needed to serve BGS load as well as of NUG and utility power purchase agreement stranded costs.
                                       69

     In addition, JCP&L will implement a non-bypassable MTC through which JCP&L will collect:

     - above-market costs associated with long-term NUG and utility power purchase agreements;

     - any under-recovered deferred costs as of August 1, 1999 resulting from JCP&L's current levelized energy adjustment clause;

     - the recovery, over 11-years, of $130 million in early retirement and severance-related costs should Oyster Creek be retired from service in 2000; and

     -   the amortization of Oyster Creek sunk costs, pending securitization.

    A final Restructuring Order containing a full discussion of the issues, is expected to be received in the third quarter of 1999.

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

Federal Regulation
------------------

      In November 1997, the FERC issued an order to the PJM Power Pool which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective April 1, 1998. The implementation of the single-system rate has not affected total transmission revenues, however, it has increased the pricing for transmission service in Met-Ed and Penelec's service territories and reduced the pricing for transmission service in JCP&L's service territory.

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

      Several  bills  have  been   introduced   in  Congress   providing  for  a
comprehensive restructuring of the electric utility industry. These bills proposed, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and repeal of both the Public Utility Regulatory Policies Act (PURPA) and the Public Utility Holding Company Act of 1935 (PUHCA).
                                       70

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

Nonutility Generation Agreements
--------------------------------

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for remaining periods of up to 22 years. Although a few of these facilities are dispatchable, most are must-run and generally obligate the GPU Energy companies to purchase, at the contract price, the output up to the contract limits. As of June 30, 1999, facilities covered by these agreements having 1,681 MW (JCP&L 928 MW; Met-Ed 348 MW; Penelec 405 MW) of capacity were in service.

      The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded a liability of $3.5 billion (JCP&L $1.7 billion; Met-Ed $0.8 billion; Penelec $1 billion) on the Consolidated Balance Sheets for above-market NUG costs which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $75 million for above-market utility purchase power agreements with a corresponding offset to Regulatory assets, net since there is assurance of full recovery. The GPU Energy companies will continue efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful. (See the Competition and the Changing Regulatory Environment section of Note 1 of the Notes to Consolidated Financial Statements.)

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

     After the pending sales of the GPU Energy companies' generating facilities have been completed, GPU will have 819 MW of capacity and related energy from Oyster Creek and Yards Creek remaining to meet customer needs (see the Oyster Creek section of NUCLEAR FACILITIES for a discussion of the possible sale or early retirement of Oyster Creek). The GPU Energy companies also have contracts with NUG facilities totaling 1,681 MW and JCP&L has agreements with other utilities to provide for up to 629 MW of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) for two years and the capacity of the generating stations sold to Sithe (4,117 MW) for three years, from the dates of sale. The GPU Energy companies' remaining capacity and energy needs will focus on short- to intermediate-term commitments (one month to three years) during periods of expected high energy price volatility and reliance on spot market purchases during other periods. Management is in the process of identifying and addressing the GPU Energy companies' future capacity and energy needs, and the impact of customer shopping and changes in demand.

     As a result of the NJBPU and the PaPUC's restructuring orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier (For additional information, see the Provider of Last Resort and Basic Generation Service sections below.) Given that the GPU Energy companies are divesting their generation business, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy to non-shopping customers entirely from contracted and open market purchases. GPU Energy may not be able to recover the cost of the energy purchased through rates which may be capped for varying periods. However, as part of the Summary Order, JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service. Management is in the process of identifying and addressing these market risks, however, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers who do not choose an alternate supplier at a reasonable cost to the respective companies, which would have an adverse effect on GPU's results of operations.

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

Basic Generation Service Provider
---------------------------------

     The NJBPU Summary Order states that JCP&L must provide BGS to those retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. JCP&L's BGS rates will be pre-determined for the period through July 31, 2003.
The responsibility for BGS
after July 31, 2002 will be bid out. Bidders will bid for the right to provide BGS during the year commencing August 1, 2002 at the pre-established shopping credits. Any payment received or required by JCP&L resulting from the bidding process will be included in the deferred balance for future refund or recovery.

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

      On May 24, 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings which essentially deregulated the electric generation portion of JCP&L's business. Accordingly, in the second quarter of 1999, JCP&L discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and EITF Issue 97-4 with respect to its electric generation operations. In 1998, Met-Ed and Penelec, in conjunction with receiving their Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF 97-4 for their generation operation. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

    In accordance with FAS 121, impairment tests performed by the GPU Energy companies on the net book values of their generation facilities determined that the net investments in TMI-1 and Oyster Creek were impaired. This has resulted in a write-down to reflect TMI-1 and Oyster Creek's fair market values in the amounts of $520 million (pre-tax) and $630 million (pre-tax), respectively. The majority of the TMI-1 write-down was recorded in 1998 while the Oyster Creek write-down was recorded in the quarter ended June 30, 1999. Of the amount written down for TMI-1, $510 million was reestablished as a regulatory asset because management believes it is probable of recovery in the restructuring process and $10 million (the FERC jurisdictional portion) was charged to expense as an extraordinary item in 1998. The total impairment amount of Oyster Creek was reversed and reestablished as a regulatory asset since the Summary Order provides for rate recovery. (For further information relating to the Oyster Creek impairment write-down, see Note 2, Accounting for Extraordinary and Non-recurring items.)

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter of 2001 and is in the process of evaluating the impact of this statement.

PART II

ITEM 1 -    LEGAL PROCEEDINGS
            ------------------

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

              (27)..Financial Data Schedules

                      A - GPU, Inc. and Subsidiary Companies
                      B - JCP&L
                      C - Met-Ed
                      D - Penelec

            (b) Reports on Form 8-K:

                  GPU, Inc.:
                  ----------

                  Dated May 12, 1999, under Item 5 (Other Events). Dated May 26, 1999, under Item 5 (Other Events). Dated July 6, 1999, under Item 5 (Other Events). Dated July 20, 1999, under Item 5 (Other Events).

                  Jersey Central Power & Light Company:
                  -------------------------------------

                  Dated May 26, 1999, under Item 5 (Other Events). Dated August 5, 1999 under Item 5 (Other Events).

                  Metropolitan Edison Company:
                  ----------------------------

                  Dated May 28, 1999, under Item 5 (Other Events).

                  Pennsylvania Electric Company:
                  ------------------------------

                  Dated June 17, 1999, under Item 5 (Other Events). Dated August 5, 1999 under Item 5 (Other Events).

                                  Signatures
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.



August 10, 1999                     By:    /s/ B. L. Levy
                                          ----------------------------------
                                          B. L. Levy, Senior Vice President
                                          (Chief Financial Officer)



August 10, 1999                     By:    /s/ P. E. Maricondo
                                          ----------------------------------
                                          P. E. Maricondo, Vice President
                                          and Comptroller
                                          (Chief Accounting Officer)



                                          JERSEY CENTRAL POWER & LIGHT COMPANY
                                          METROPOLITAN EDISON COMPANY
                                          PENNSYLVANIA ELECTRIC COMPANY



August 10, 1999                     By:    /s/ D. Baldassari
                                          ----------------------------------
                                          D. Baldassari, President
                                          (Principal Operating Officer)


August 10, 1999                     By:    /s/ C. A. Mascari
                                          ----------------------------------
                                          C. A. Mascari,
                                          Vice President - Power Services
                                          and Comptroller
                                          (Principal Accounting Officer)