Form 10-Q
period 1999-09-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 1999-11-10
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                           FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1999
                                 --------------------------------------------
                                              OR

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

        The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1999, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
------------------------------------ ----------------------------- ------------
GPU, Inc.                            Common Stock, $2.50 par value 123,424,719
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                               September 30, 1999

                                Table of Contents


                                                                       Page
PART I - Financial Information

        Combined Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                    3

        Consolidated Financial Statements:

            GPU, Inc.
               Balance Sheets                                          32
               Statements of Income                                    34
               Statements of Cash Flows                                35

            Jersey Central Power & Light Company
               Balance Sheets                                          36
               Statements of Income                                    38
               Statements of Cash Flows                                39

            Metropolitan Edison Company
               Balance Sheets                                          40
               Statements of Income                                    42
               Statements of Cash Flows                                43

            Pennsylvania Electric Company
               Balance Sheets                                          44
               Statements of Income                                    46
               Statements of Cash Flows                                47

        Combined Notes to Consolidated Financial Statements            48



PART II - Other Information                                            71

Signatures                                                             72
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


                            GPU RESULTS OF OPERATIONS


EARNINGS PER SHARE CONTRIBUTION:

                                  Three Months Ended                Nine Months Ended
(on a diluted basis)                 September 30,                     September 30,
                                 ------------------------        --------------------------
                                 1999      1998    Change         1999      1998    Change
                                 ------------------------        --------------------------
Operations:
   GPU Energy companies *      $ 1.31    $ 0.94    $ 0.37       $ 3.04    $ 2.35    $ 0.69
   GPU Electric                 (0.08)     0.05     (0.13)        0.31      0.34     (0.03)
   GPUI Group                    0.06      0.04      0.02         0.08      0.09     (0.01)
   GPU AR                       (0.07)    --        (0.07)       (0.06)    (0.01)    (0.05)
   GPU, Inc. (Corporate)        (0.04)    (0.02)    (0.02)       (0.08)    (0.07)    (0.01)
                                -----     -----     -----        -----     -----     -----
      Total operations           1.18      1.01      0.17         3.29      2.70      0.59
Non-recurring items:
   GPU Energy companies           --       1.64     (1.64)       (0.32)    (0.52)     0.20
   GPU Electric                   --        --        --          0.08       --       0.08
                                -----     -----     -----        -----     -----     -----
      Total                    $ 1.18    $ 2.65    $(1.47)      $ 3.05    $ 2.18    $ 0.87
                                =====     =====     =====        =====     =====     =====

*  Includes GPU Telcom


      GPU's earnings for the third quarter ended September 30, 1999 were $147.5 million, as compared with earnings of $338.1 million for the quarter ended
September 30, 1998. Earnings per share on a diluted basis were $1.18 for the third quarter of 1999, compared with earnings per share of $2.65 in the third quarter of 1998. The third quarter 1998 results included the reversal of $266.3 million after-tax, or $2.09 per share, of a non-recurring charge taken in the second quarter of 1998, as a result of amended restructuring rate orders issued to Met-Ed and Penelec by the Pennsylvania Public Utility

                                        3

GPU, Inc. and Subsidiary Companies

Commission (PaPUC); the recording of an additional non-recurring charge of $57.0 million after-tax, or $0.45 per share, related to customer rate refunds, the write-off of regulatory assets related to wholesale energy customers and start-up payments to an environmental fund. Excluding these non-recurring items, GPU's third quarter 1998 earnings would have been $128.8 million, or $1.01 per share.

      The $0.17 per share earnings increase, excluding non-recurring items, was primarily due to the effect of increased sales to other utilities and decreased depreciation expense at the GPU Energy companies. Partially offsetting this increase was higher energy expenses at the GPU Energy companies; higher O&M and depreciation expenses due to the purchase of Midlands; and increased power purchases at GPU AR.

      For the nine months ended September 30, 1999, GPU's earnings were $385.5 million, or $3.05 per share, as compared with earnings of $276.7 million, or $2.18 per share, for the nine months ended September 30, 1998. If you exclude: a non-recurring gain of $27.8 million after-tax, or $0.22 per share, for the portion of the gain on the sale of Penelec's interest in the Homer City Generating Station (Homer City) related to wholesale operations; a non-recurring charge of $68 million after-tax, or $0.54 per share, resulting from a Summary Restructuring Order (Summary Order) issued to JCP&L by the New Jersey Board of Public Utilities (NJBPU); and a gain on the sale of the Midlands Electricity plc (Midlands) supply business of $9.7 million after-tax, or $0.08 per share, earnings for the nine months ended September 30, 1999 would have been $416.0, or $3.29 per share. Excluding the effect of the PaPUC's rate actions for the nine months ended September 30, 1998, earnings would have been $342.5 million, or $2.70 per share.

      The $0.59 per share earnings increase, excluding non-recurring items, was primarily due to increased sales to other utilities by the GPU Energy companies and increased profits from operations at Midlands. The Midlands earnings increase was more than offset by the absence of gains realized in 1998 on the sale of GPU Electric's interest in Solaris Power (Solaris) and the sale of AllGas Energy stock.


OPERATING REVENUES:

      Operating revenues for the third quarter ended September 30, 1999, as compared to the third quarter of 1998, increased $255.5 million to $1.42 billion. For the nine months ended September 30, 1999, as compared to the same period last year, revenues increased $158.7 million to $3.39 billion. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                             Changes (in millions)
                                     ----------------------------------------
                                        Three Months             Nine Months
                                            Ended                   Ended
                                     September 30, 1999   September 30, 1999
                                     ------------------   -------------------
GPU Energy companies:
   Kilowatt-hour (KWH) revenues           $ (141.0)                $(304.1)
   Energy and restructuring-related
     revenues                                 76.1                   107.8
   Obligation to refund revenues
     to customers per NJBPU Order               -                   (115.0)
   Obligation to refund revenues
     to customers per PaPUC Order             56.4                    56.4
    Competitive transition charge
      (CTC) revenues                          40.7                    99.4
   GPU Telcom revenues                        (5.9)                   (7.8)
   Other revenues                             14.2                     9.5
                                             -----                   -----
        Total GPU Energy companies            40.5                  (153.8)
GPU Electric                                 183.0                   240.6
GPUI Group                                    11.2                    18.8
GPU AR                                        20.8                    53.1
                                             -----                   -----
        Total increase                     $ 255.5                 $ 158.7
                                             =====                   =====


GPU Energy companies

Kilowatt-hour revenues

      The decrease for the three and nine month periods was primarily due to lower generation-related revenues as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease in nonutility generation (NUG) revenues for Met-Ed and Penelec (which did not have a significant impact on earnings since NUG-related revenues are being collected through the CTC effective January 1, 1999). Partially offsetting these decreases were increased sales to other utilities, the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced JCP&L's 1998 revenues and higher weather-related sales.

Energy and restructuring-related revenues (JCP&L only)

      The increase for the three and nine month periods was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. Changes in energy and restructuring-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) or new mechanisms billed to customers and expensed.

Obligation to refund revenues to customers per NJBPU Order

      The decrease for the nine month period resulted from the NJBPU's Summary Order issued to JCP&L which requires JCP&L to refund customers 5% from rates

GPU, Inc. and Subsidiary Companies
in effect as of April 30, 1997 for service rendered on and after August 1, 2002 through July 31, 2003.

Obligation to refund revenues to customers per PaPUC Order

      In 1998, as a result of amended PaPUC Restructuring Orders, Met-Ed and Penelec recorded reductions to operating revenue of $56.4 million to reflect their obligation to make refunds to customers from 1998 revenues.

Competitive transition charge (CTC) revenues (Met-Ed and Penelec Only)

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed and Penelec's final Restructuring Orders effective January 1, 1999. Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues

      The increase for the three and nine month periods was due primarily to increased transmission revenues at Met-Ed and Penelec as a result of customer shopping in Pennsylvania.

GPU Electric

      The increase for the three and nine month periods was primarily due to the inclusion of revenues from Empresa Distribuidora Electrica Regional, S.A. (Emdersa), an electric distribution business in Argentina, which was acquired by GPU Electric in March 1999. Also contributing to the increase was the inclusion of revenues from the GPU GasNet and Midlands acquisitions, which were acquired in June and July 1999, respectively (see Note 3, Acquisitions).

GPUI Group

      The increase for the three and nine month periods was primarily due to an increase in Empresa Guaracachi S.A. (EGSA) energy and capacity revenues, and the effect of consolidating Onondaga Cogen, L.P. (Onondaga) beginning August 1998, which was partially offset by lower management fee revenues.

GPU AR

      The increase for the three and nine month periods was primarily due to an increase in energy sales to customers who chose GPU AR as their electric energy supplier as part of retail customer choice in Pennsylvania.


OPERATING INCOME:

      Operating income for the third quarter ended September 30, 1999, as compared to the third quarter of 1998, increased $151.0 million to $377 million. For the nine months ended September 30, 1999, operating income, as

GPU, Inc. and Subsidiary Companies
compared to the same period last year, increased $106.4 million to $807.6 million. The components of the changes are as follows:

                                          Changes (in millions)
                              -----------------------------------------
                                 Three Months              Nine Months
                                     Ended                   Ended
                              September 30, 1999    September 30, 1999
                              ------------------   --------------------

GPU Energy companies                $  115.2                 $  54.5
GPU Electric                            39.4                    54.1
GPUI Group                              11.5                    10.4
GPU AR                                 (12.7)                   (8.3)
GPU, Inc. (Corporate)                   (2.4)                   (4.3)
                                       -----                   -----
        Total increase               $ 151.0                 $ 106.4
                                       =====                   =====


GPU Energy companies

      The increase for the three and nine month periods was due to lower O&M expenses primarily due to Penelec's sale of its interest in Homer City, lower depreciation expense at the GPU Energy companies due to the effect of the impairment writedown of Three Mile Island Unit 1 nuclear generating facility (TMI-1) in 1998 and the sale of Penelec's interest in Homer City. Partially offsetting the decrease to expenses for the nine month period was lower revenues (see Operating Revenues section for additional information).

GPU Electric

      The increase for the three and nine month periods was due to the inclusion of Emdersa, GPU GasNet and the other 50% of Midlands, which were acquired in 1999.

GPUI Group

      The increase for the three and nine month periods was primarily due to higher revenues (see Operating Revenues section for additional information). Partially offsetting the increase was higher fuel expenses at EGSA. Also contributing to the offset for the nine month period was the effect of consolidating Onondaga beginning August 1998.

GPU AR

      The decrease for the three and nine month periods was primarily due to increased power purchases, partially offset by higher revenues (see Operating Revenues section for additional information).

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:

      Other income and deductions for the third quarter ended September 30, 1999, as compared to the third quarter of 1998, decreased $3.7 million to $12.0 million. For the nine months ended September 30, 1999, other income and deductions, as compared to the same period last year, increased $68.9 million to $156.9 million. The components of the changes are as follows:

                                           Changes (in millions)
                               ------------------------------------------
                                  Three Months             Nine Months
                                     Ended                    Ended
                               September 30, 1999      September 30, 1999
                               ------------------      ------------------

GPU Energy companies                  $  8.7                  $ 67.8
GPU Electric                            (5.1)                   10.7
GPUI Group                              (7.3)                  (10.6)
GPU, Inc.                                 -                      1.0
                                        ----                    ----
   Total increase/(decrease)          $ (3.7)                 $ 68.9
                                        ====                    ====

GPU Energy companies

      The increase for the nine month period was primarily due to the recognition of the gain on the sale of Penelec's interest in Homer City relating to wholesale operations. Also contributing to the increase for the nine month period was the absence of a charge for start-up payments for the establishment of an environmental fund for Met-Ed and Penelec; and the absence of a charge to terminate a contract with one of Met-Ed's wholesale customers in the second quarter of 1998.

GPU Electric

      The increase for the nine month period was primarily due to the gain on the sale of the Midlands supply business and increased earnings from Midlands' operations. Also contributing to the increase for the nine month period was the gain on the sale of the Enersis Group generation facility in Portugal. Partially offsetting the increase was the absence of gains realized in 1998 from the sale of Solaris and the sale of AllGas Energy stock.

GPUI Group

      The decrease for the nine month period was primarily due to the absence of a gain realized in 1998 from the sale of a 50% interest in the Mid-Georgia cogeneration project.


INTEREST CHARGES AND PREFERRED DIVIDENDS:

      Interest charges and preferred dividends for the third quarter ended September 30, 1999, as compared to the third quarter of 1998, increased $47.8 million to $143.7 million. For the nine months ended September 30, 1999,

GPU, Inc. and Subsidiary Companies
interest charges and preferred dividends, as compared to the same period last year, increased $41.0 million to $334.6 million. The components of the changes are as follows:
                                           Changes (in millions)
                                ----------------------------------------
                                   Three Months              Nine Months
                                       Ended                   Ended
                                September 30, 1999     September 30, 1999
                                ------------------     ------------------

GPU Energy companies                   $(6.2)                $ (13.1)
GPU Electric                            53.4                    55.2
GPUI Group                               0.7                     1.0
GPU, Inc. (Corporate)                   (0.1)                   (2.1)
                                        ----                   -----
      Total increase                   $47.8                 $  41.0
                                        ====                   =====


GPU Energy companies

      The decrease for the three month period was primarily due to Penelec's redemption of Company-obligated mandatorily redeemable preferred securities. The decrease for the nine month period was primarily due to Penelec's redemption of first mortgage bonds (FMBs), partially offset by Penelec's issuance of senior notes; and a decrease in preferred stock dividends due to the redemption, by Met-Ed and Penelec, of all of their outstanding shares of cumulative preferred stock. As a result of the preferred stock redemptions, a reacquisition loss of $0.5 million and $0.7 million was recorded by Met-Ed and Penelec, respectively.

GPU Electric

      The increase for the three and nine month periods was primarily due to the Emdersa, GPU GasNet and Midlands acquisitions.


                           JCP&L RESULTS OF OPERATIONS

      JCP&L's earnings for the third quarter ended September 30, 1999 were $100.6 million, compared to 1998 third quarter earnings of $89.3 million. The increase in earnings was due primarily to increased sales to other utilities.

      For the nine months ended September 30, 1999, earnings were $143.6 million, compared to $177.1 million for the same period last year. The decrease was due to a non-recurring charge of $68 million, as a result of the NJBPU's Summary Order issued to JCP&L. Excluding the non-recurring charge, earnings for the nine months ended September 30, 1999 would have been $211.6 million. The increase in earnings on this basis was primarily due to increased sales to other utilities, higher weather-related sales and a decrease in depreciation expense.

GPU, Inc. and Subsidiary Companies

OPERATING REVENUES:

      Operating revenues for the third quarter ended September 30, 1999 increased $22.6 million to $670.2 million, as compared to the third quarter of 1998. For the nine months ended September 30, 1999, revenues decreased $20.7 million to $1.58 billion as compared to the same period last year. The components of the changes are as follows:

                                                  Changes (in millions)
                                        ---------------------------------------
                                          Three Months              Nine Months
                                              Ended                   Ended
                                        September 30, 1999   September 30, 1999
                                        ------------------   ------------------

   KWH revenues                            $ (51.6)                $ (13.5)
   Energy and restructuring-related
     revenues                                 76.1                   107.8
           Obligation to refund revenues
     to customers per NJBPU Order               -                   (115.0)
   Other revenues                             (1.9)                     -
                                            ------                  -------
        Increase/(Decrease) in revenues    $  22.6                 $ (20.7)
                                            ======                  ======

Kilowatt-hour revenues

      The decrease for the three and nine month periods was due to decreased usage by residential and commercial customers. Partially offsetting the decrease was the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced 1998 revenues.

Energy and restructuring-related revenues

      The increase for the three and nine month periods was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. Changes in energy and restructuring-related revenues do not affect earnings as they reflect corresponding changes in JCP&L's levelized energy adjustment clause (LEAC) or new mechanisms billed to customers and expensed.

Obligation to refund revenues to customers per NJBPU Order

      The decrease for the nine month period resulted from the NJBPU's Summary Order for JCP&L which requires JCP&L to refund to customers 5% from rates in effect as of April 30, 1997 for service rendered on and after August 1, 2002 through July 31, 2003.

Other revenues

      Changes in other revenues do not affect earnings as they are offset by corresponding changes in expense.

GPU, Inc. and Subsidiary Companies

OPERATING INCOME:

      The increase for the three month period was primarily due to higher revenues (see Operating Revenues section for additional information), partially offset by increased purchased power. The decrease for the nine month period was primarily due to lower revenues and increased purchase power during the third quarter. Partially offsetting the decrease was lower depreciation expense primarily due to the effect of the impairment writedown of TMI-1 in 1998.


OTHER INCOME AND DEDUCTIONS:

      No significant variances to explain for the three and nine month periods.


INTEREST CHARGES AND PREFERRED DIVIDENDS:

      No significant variances to explain for the three and nine month periods.


                          MET-ED RESULTS OF OPERATIONS

      Met-Ed's earnings for the third quarter ended September 30, 1999 were $41.6 million, compared with earnings of $176.8 million for the quarter ended September 30, 1998. The third quarter 1998 results included a reversal of $183.2 million after-tax of a non-recurring charge taken in the second quarter of 1998, as a result of amended PaPUC restructuring rate orders; and the recording of an additional non-recurring charge of $21.9 million after-tax related to customer rate refunds, the write-off of regulatory assets related to its wholesale energy customers and start up payments to an environmental fund. Excluding these non-recurring items, Met-Ed's third quarter 1998 earnings would have been $15.5 million. The increase on this basis was primarily due to increased sales to other utilities and higher residential usage.

      For the nine months ended September 30, 1999, earnings were $93.0 million, compared with earnings of $32.6 million for the same period last year. Excluding the effect of the PaPUC's rate actions, earnings for the nine months ended September 30, 1998 would have been $58.6 million. This increase in earnings was primarily due to increased sales to other utilities and higher residential usage, partially offset by lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier.


OPERATING REVENUES:

      Operating revenues for the third quarter ended September 30, 1999 increased $51.2 million to $280.2 million, as compared to the third quarter of 1998. For the nine months ended September 30, 1999, revenues increased $17.6
                                       11

GPU, Inc. and Subsidiary Companies
million to $707.4 million as compared to the same period last year. The components of the changes are as follows:

                                             Changes (in millions)
                                  ------------------------------------------
                                      Three Months           Nine Months
                                          Ended                 Ended
                                   September 30, 1999   September 30, 1999
                                  -------------------   --------------------

   KWH revenues                       $(16.6)                 $(89.1)
   Obligation to refund revenues
     to customers per PaPUC Order       27.2                    27.2
   CTC revenues                         28.5                    64.6
   Other revenues                       12.1                    14.9
                                        ----                   -----
       Increase in revenues           $ 51.2                  $ 17.6
                                        ====                   =====

Kilowatt-hour revenues

      The decrease for the three and nine month periods was primarily due to lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier; a decrease in NUG revenues (which did not have a significant impact on earnings since NUG-related revenues are being collected through the CTC effective January 1, 1999); partially offset by higher weather-related sales, increased usage by residential customers and increased sales to other utilities.

Obligation to refund revenues to customers per PaPUC Order

      In 1998, as a result of amended PaPUC Restructuring Orders, Met-Ed recorded a reduction to operating revenue of $27.2 million to reflect its obligation to make refunds to customers from 1998 revenues.

CTC revenues

      Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues

      The  increase  for the three and nine month  periods was due  primarily to
increased   transmission   revenues  as  a  result  of   customer   shopping  in
Pennsylvania.


OPERATING INCOME:

      The increase for the three and nine month periods was primarily due to higher revenues (see Operating Revenues section for additional information). Partially offsetting the increase was lower depreciation and amortization expense primarily due to the effect of the impairment writedown of TMI-1 in 1998.
                                       12

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:

      The increase for the three and nine month periods was primarily due to the absence of a charge for start-up payments for the establishment of an environmental fund; and the absence of a charge to terminate a contract with one of Met-Ed's wholesale customers in the second quarter of 1998.


INTEREST CHARGES AND PREFERRED DIVIDENDS:

      The increase for the three and nine month periods was primarily due to the issuance of $100 million of Trust preferred securities by Met-Ed, partially offset by a decrease in preferred stock dividends due to the redemption of Met-Ed's outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.5 million was recorded in the first quarter of 1999.


                          PENELEC RESULTS OF OPERATIONS

      Penelec's earnings for the third quarter ended September 30, 1999 were $22.5 million, compared with earnings of $62.9 million for the quarter ended September 30, 1998. The third quarter 1998 results included a reversal of $83.1 million after-tax of a non-recurring charge taken in the second quarter of 1998, as a result of amended PaPUC restructuring rate orders; the recording of an additional non-recurring charge of $35.1 million after-tax related to customer rate refunds, the write-off of regulatory assets related to its wholesale energy customers and start up payments to an environmental fund. Excluding these non-recurring items, Penelec's third quarter 1998 earnings would have been $14.9 million. The increase on this basis was primarily due to increased sales to other utilities and higher residential usage.

      For the nine months ended September 30, 1999, earnings were $107.1 million, compared with earnings of $21.1 million for the same period last year. Excluding a non-recurring gain of $27.8 million after-tax for the portion of the gain on the sale of Penelec's interest in Homer City related to wholesale operations, earnings for the nine months ended would have been $79.3 million. Excluding the 1998 year-to-date effect of the PaPUC's rate actions, earnings for the nine months ended September 30, 1998 would have been $60.9 million. This increase in earnings was primarily due to increased sales to other utilities and higher residential usage, partially offset by lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier.


OPERATING REVENUES:

      Operating revenues for the third quarter ended September 30, 1999 decreased $4.7 million to $254.6 million, as compared to the third quarter of 1998. For the nine months ended September 30, 1999, revenues decreased $67.4

GPU, Inc. and Subsidiary Companies
million to $706 million as compared to the same period last year. The components of the changes are as follows:
                              Changes (in millions)
                                   -----------------------------------------
                                     Three Months              Nine Months
                                        Ended                   Ended
                                    September 30, 1999   September 30, 1999
                                    ------------------   -------------------

   KWH revenues                       $(55.1)                 $(141.1)
   Obligation to refund revenues
     to customers per PaPUC Order       29.2                     29.2
   CTC revenues                         12.2                     34.8
   Other revenues                        9.0                      9.7
                                       -----                   ------
       Decrease in revenues           $ (4.7)                 $ (67.4)
                                       =====                   ======

Kilowatt-hour revenues

      The decrease for the three and nine month periods was primarily due to lower generation-related revenues as a result of some Pennsylvania customers choosing another supplier; a decrease in NUG revenues (which did not have a significant impact on earnings since NUG-related revenues are being collected through the CTC effective January 1, 1999); partially offset by higher weather-related sales, increased usage by residential customers and increased sales to other utilities.

Obligation to refund revenues to customers per PaPUC Order

      In 1998, as a result of amended PaPUC Restructuring Orders, Penelec recorded a reduction to operating revenue of $29.2 million to reflect its obligation to make refunds to customers from 1998 revenues.

CTC revenues

      Changes in CTC revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues

      The  increase  for the three and nine month  periods was due  primarily to
increased   transmission   revenues  as  a  result  of   customer   shopping  in
Pennsylvania.


OPERATING INCOME:

      The increase for the three and nine month periods was primarily due to lower depreciation and amortization expense largely due to the effect of the 1998 impairment writedown of TMI-1 and the sale of Penelec's interest in Homer City in March 1999, partially offset by lower revenues (see Operating Revenues section for additional information).

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:

      The increase for the three and nine month periods was primarily due to the absence of a charge for start-up payments for the establishment of an environmental fund. Also contributing to the increase for the nine month period was the recognition of the gain on the sale of Homer City relating to wholesale operations.


INTEREST CHARGES AND PREFERRED DIVIDENDS:

      The decrease for the three month period was primarily due to the redemption of Company-obligated mandatorily redeemable preferred securities. The decrease for the nine month period was primarily due to the redemption of $600 million FMBs, partially offset by the issuance of $350 million senior notes; and a decrease in preferred stock dividends due to the redemption of all Penelec's outstanding shares of cumulative preferred stock. As a result, a reacquisition loss of $0.7 million was recorded in the first quarter of 1999.


                          INVESTMENTS IN FUCOs AND EWGs

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of September 30, 1999. At September 30, 1999, GPU, Inc. has remaining authorization to finance approximately $188 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.


                                  GPU ELECTRIC

      GPU Electric has ownership interests in electric and gas transmission and distribution businesses in England, Australia and Argentina. Through its investment in Midlands, GPU Electric also has ownership interests in operating generating facilities located in foreign countries totaling 4,244 megawatts (MW) (of which GPU Electric's equity interest represents 1,163 MW) of capacity. At September 30, 1999, GPU, Inc.'s aggregate investment in GPU Electric was $711 million. GPU, Inc. has also guaranteed up to an additional $1.39 billion of GPU Electric obligations.

      In July 1999, GPU Electric acquired Cinergy Corp.'s (Cinergy) 50% ownership interest in Avon Energy Partners Holdings (Avon), which owns Midlands, for 452.5 million British pounds (approximately US $714 million). GPU and Cinergy had jointly formed Avon in 1996 to acquire Midlands, an English regional electric company serving 2.3 million customers. For additional information, see
Note 3, Acquisitions. The Office of Gas and

GPU, Inc. and Subsidiary Companies


Electricity Markets in the United Kingdom has proposed base rate reductions of 22 to 27 percent for Midlands beginning in April 2000. A final decision on the reductions is expected in the fourth quarter of 1999. There can be no assurance as to the outcome of this matter.

      In June 1999, GPU Electric acquired the business of Transmission Pipelines Australia (TPA), a natural gas transmission business, from the State of Victoria, Australia for A$1.025 billion (approximately US $675 million). TPA (which has since been renamed GPU GasNet) was sold as part of Victoria's privatization of the natural gas industry. The GPU GasNet system encompasses 1,105 miles of transmission pipelines, and consists of two separate networks serving approximately 1.3 million residential customers and about 40,000 industrial and commercial customers throughout Victoria. For additional information, see Note 3, Acquisitions.

      In March 1999, GPU Electric acquired Emdersa for $375 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. For additional information, see Note 3, Acquisitions.

      In June 1999, National Power plc acquired all the assets and liabilities of Midlands' supply business, including obligations under Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital. As a result, in the second quarter of 1999 GPU recorded an after-tax gain on the sale of $10 million, or $0.08 per share.

      Management believes that the acquisitions completed to date have served to establish operational bases for growth. Future acquisitions, if made, would likely be small in size and would serve to expand capabilities to grow the non-regulated businesses or to provide critical mass to the current portfolio of holdings. For additional information, see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis.


                                   GPUI GROUP

      The GPUI Group has ownership interests in nine operating cogeneration plants in the U.S. totaling 1,147 MW (of which the GPUI Group's equity interest represents 501 MW) of capacity and five operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At September 30, 1999, GPU, Inc.'s aggregate investment in the GPUI Group was $240 million. GPU, Inc. has also guaranteed up to an additional $43.4 million of GPUI Group obligations.


                         LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures and Investments

GPU Energy Companies

      The GPU Energy companies' capital spending for the nine months ended September 30, 1999 was $212 million (JCP&L $99 million; Met-Ed $43 million;

GPU, Inc. and Subsidiary Companies


Penelec $66 million; Other $4 million), and was used primarily to expand and improve existing Transmission and Distribution (T&D) facilities, for new customer connections and to implement an integrated information system. For 1999, capital expenditures for the GPU Energy companies are estimated to be $397 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $19 million), primarily for ongoing T&D system development and to implement an integrated information system. Expenditures for maturing obligations are expected to total $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999. Management estimates that a substantial portion of the GPU Energy companies' 1999 capital outlays will be satisfied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the nine months ended September 30, 1999 was $1.7 billion and was used primarily to acquire Midlands, Emdersa and GPU GasNet, and to improve GPU PowerNet's facilities. Excluding the acquisitions, capital expenditures for 1999 are forecasted to be $19 million and expenditures for maturing obligations are expected to total $453 million. Capital outlays for 1999 will be satisfied through both internally generated funds and external financings.

GPUI Group

      The GPUI Group's capital spending for the nine months ended September 30, 1999 was $32 million and was used primarily for construction activities at one of the GPUI Group's South American investments. For 1999, capital expenditures are forecasted to be $37 million and expenditures for maturing obligations are expected to total $28 million. Capital outlays for 1999 will be satisfied through both internally generated funds and external financings.

Financing

GPU, Inc.

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through October 28, 1999, GPU, Inc. has repurchased 4.7 million shares of common stock at an average price of $36.86 per share.

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

GPU, Inc. and Subsidiary Companies


      GPU International has a Credit Agreement providing for borrowings through December 1999 of up to $30 million outstanding at any time. Up to $15 million may be utilized to provide letters of credit.

      The $250 million Revolving Credit Agreement between GPU, Inc., the GPU Energy companies and a consortium of banks expires May 6, 2001.

      GPU, Inc. has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Further significant investments by GPU Electric and/or the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy companies

      Met-Ed and Penelec have remaining regulatory approval to issue through December 31, 2000 senior notes and preferred securities in aggregate amounts of $150 million and $275 million, respectively, of which up to $25 million for each company may consist of preferred securities. JCP&L has regulatory approval through December 31, 2000 to issue senior notes in the amount of $300 million, and intends to seek regulatory approval to issue up to $200 million of such amount as preferred securities. Met-Ed and JCP&L will be issuing secured senior notes (collateralized by FMBs issued to the senior note trustee) until such time as more than 80% of the issued FMBs are held by the senior note trustee. At that time, the outstanding senior notes and any newly issued senior notes will be unsecured obligations. Penelec's senior notes are currently unsecured.

      Current plans call for the GPU Energy companies to issue senior notes and preferred securities during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following the initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

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

GPU Electric

     Austran Holdings, Inc. (Austran), a wholly owned subsidiary of GPU Electric, has established a A$500 million (approximately U.S. $306 million)

GPU, Inc. and Subsidiary Companies


commercial paper program. GPU PowerNet has guaranteed Austran's obligations under this program. As of September 30, 1999, Austran had outstanding approximately A$457 million (approximately U.S. $298 million) under the commercial paper program, the proceeds from which were used to refinance the maturing portion of the senior debt credit facility used to finance the GPU PowerNet acquisition. The Austran borrowings are classified as noncurrent on the Consolidated Balance Sheet since it is management's intent to reissue the commercial paper on a long-term basis.

      In the third quarter of 1999, Austran refinanced A$220 million (approximately US $142 million) of GPU PowerNet acquisition debt with proceeds from an Australian Dollar medium term note issuance. In connection with this debt refinancing program, a loss of A$20.3 million (approximately US $13.3 million) related to certain interest rate swap positions was reflected in GPU's third quarter 1999 earnings. In October 1999, Austran issued A$50 million (approximately US $32 million) of variable rate and A$120 million of fixed rate (approximately US $77 million) medium term notes, proceeds of which were used to refinance acquisition debt. For information relating to the financing of GPU Electric's acquisition of Midlands, see Note 3, Acquisitions.

      GPU may further reduce the outstanding commercial paper issued associated with the refinancing of the Midlands acquisition debt in addition to the GPU
PowerNet acquisition debt with a portion of the proceeds from the sale of the GPU Energy companies' generating facilities (see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis).


Year 2000 Issue

      GPU has been addressing the Year 2000 issue by undertaking comprehensive reviews of its computers, software and equipment with embedded systems such as microcontrollers (together, "Year 2000 Components"), and of its business relationships with third parties, including key customers, lenders, trading partners, vendors, suppliers and service providers. Remediation plans and corrective actions are substantially complete. The remediation plans included, among other things, the modification or replacement of Year 2000 Components, which were not ready for use beyond 1999. In addition, GPU has completed development of contingency plans for mission-critical systems. GPU's Year 2000 project has not caused any material delay in the GPU information technology services group performing other planned projects.

      During 1999, an independent consultant retained by GPU conducted several reviews to determine the adequacy of the GPU Energy companies' Year 2000 plans and state of readiness. In the most recent review, the consultant indicated overall that the GPU Energy companies are well on their way to achieving Year 2000 readiness. A final assessment is scheduled in November 1999. Another consultant was retained to perform an independent verification and validation audit of the embedded systems used within the GPU Energy companies' infrastructure operations. This consultant concluded overall that "the T&D Business Unit has completed significant steps to minimize the risk of failures associated with Y2K issues." Within the GPU Electric companies, Midlands was recently the subject of two independent reviews to determine Year 2000

GPU, Inc. and Subsidiary Companies


readiness both of which reported no significant concerns. The Regulator- General of Australia recently conducted an audit of GPU PowerNet's Year 2000 readiness program, which resulted in no adverse findings.

Regulatory Compliance for Year 2000 Readiness

      The GPU Energy companies have complied with the existing requirements of the PaPUC and NJBPU on the Year 2000 issue. GPU Nuclear has notified the U.S. Nuclear Regulatory Commission (NRC) that TMI-1 and the Oyster Creek nuclear generating station (Oyster Creek) have completed Year 2000 readiness programs.

Costs

      The GPU Energy companies currently expect to spend a total of approximately $44.1 million (JCP&L $19.2 million; Met-Ed $12.3 million; Penelec $12.6 million) on the Year 2000 issue, which includes $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) that is being spent as a part of the purchase and implementation of a new integrated information system (Project Enterprise), as described below. The $44.1 million also includes $7.4 million (JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) that would have been spent in any event for maintenance and cyclical replacement plans. Approximately 43% of the expected costs involve the modification or replacement of Year 2000 Components; and 57% are for labor (including contract labor) and contingencies. The GPU Energy companies are funding these costs from their operations.

      Through September 30, 1999, the GPU Energy companies have spent a total of approximately $38.2 million (JCP&L $16.7 million; Met-Ed $10.7 million; Penelec $10.8 million) on the Year 2000 issue, of which $17.5 million (JCP&L $8.0 million; Met-Ed $4.7 million; Penelec $4.8 million) has been spent in 1999.

      GPU Electric currently expects to spend a total of approximately $15.8 million on the Year 2000 issue. Through September 30, 1999, GPU Electric has spent a total of approximately $11.4 million on the Year 2000 issue, of which $7.6 million has been spent in 1999.

      The total cost associated with the GPUI Group and GPU AR achieving Year 2000 readiness is not expected to be material to GPU's business operations or financial position.

      The Project Enterprise system, referenced above, is designed to help the GPU Energy companies manage business growth and meet the requirements of electric utility deregulation. The system became substantially operational for the GPU Energy companies and GPUS in December 1998, with add-on implementation of the work management and customer care system (CCS) modules completed in March and August 1999, respectively. Year 2000 testing of the CCS module was completed in October 1999, with favorable results. GPUN and Genco are not installing the Project Enterprise information system before 2000, but rather have made modifications to their existing legacy information systems to achieve Year 2000 readiness.

GPU, Inc. and Subsidiary Companies


Milestones

      GPU has established Inventory, Assessment, Remediation, Testing and Monitoring of its mission-critical Year 2000 Components as the primary phases for its Year 2000 program. All stages of the Year 2000 program have been completed with the exception of Monitoring, which will be completed by March 31, 2000 for all GPU companies other than GPU Electric and Genco, which will be completed by April 30, 2000 and May 31, 2000, respectively.

Third Party Qualification

      Due to the interdependence of computer systems and the reliance on other organizations for materials, supplies or services, GPU is also addressing the Year 2000 issue as it relates to the readiness of critical third parties. As part of its Year 2000 strategy, GPU has contacted key customers, lenders, trading partners, vendors, suppliers and service providers to assess whether they are adequately addressing the Year 2000 issue.

      With respect to computer software and equipment with embedded systems, the GPU Energy companies have analyzed where they are dependent upon third party data and have identified several critical areas: (1) the Pennsylvania-New Jersey-Maryland (PJM) Interconnection; (2) electric generation suppliers, such as cogeneration operators and NUGs; (3) Electronic Data Interchange (EDI) with trading partners; (4) Electronic Funds Transfer (EFT) with financial institutions; (5) vendors; and (6) customers.

      The following summarizes the actions that have been taken by the GPU Energy companies with critical third parties:

     - PJM - Data link testing with PJM and all PJM member companies has been successfully completed.

     - Electric generation suppliers - Preliminary readiness information has been received from all critical electric generation suppliers. Based on the information provided, it is anticipated that these suppliers will achieve Year 2000 readiness prior to year-end 1999.

     - EDI - All critical organizations with which data is exchanged electronically have been contacted and successful testing has been achieved with 90% of them. There are currently two mission-critical EDI partners remaining to be successfully tested. The EDI partners have deferred testing until the fourth quarter of 1999 when they are expected to have upgraded their systems to be Year 2000 ready; however, contingency plans are in place for these systems.

     - EFT - The testing of the Electronic Funds Transfer System (EFT) encountered Year 2000 date-related issues that were reported to the software vendor. Corrections from the vendor were received in September 1999 and the software will be upgraded and tested during the fourth quarter of 1999; however, contingency plans are in place for this system.

GPU, Inc. and Subsidiary Companies


      - Vendors - Based on the information obtained, it is anticipated that all critical vendors will achieve Year 2000 readiness prior to year-end 1999.

      - Customers - An assessment of the readiness status of mission-critical customers, that generate an aggregate of approximately $2.5 billion of annual revenue for GPU, is continuing with the expectation of completion prior to year-end 1999.

      As for GPU  Electric,  Midlands  has  stockpiled  three months of critical supplies (cable, connectors, etc.) to attempt to ensure that it will not experience shortages of critical items. As a buyer of electricity through the National Grid in the United Kingdom, Midlands has no direct control over its power supply; however, the National Grid has said that it has carried out an extensive Year 2000 program of its own to ensure that there is no disruption of service, but is unable to guarantee this. GPU PowerNet has reviewed all its mission-critical interfaces with distributors, generators and interstate transmitters in Australia and has found them to be Year 2000 ready. GPU GasNet does not anticipate any significant Year 2000-related problems with its two material third party relationships. Emdersa has requested Year 2000 compliance statements from all of its suppliers and has received assurance of Year 2000 compliance from all its critical suppliers.

      The GPUI Group has received confirmation of Year 2000 readiness from all its critical third parties.

      GPU AR has completed testing and confirmation of Year 2000 readiness for all its critical third parties.

Scenarios and Contingencies

      GPU believes that its Year 2000 preparations will be effective relative to its mission-critical Year 2000 Components and has established contingency plans to deal with problems that may occur in an expeditious manner. However, due to the interconnected natures of both the electric and gas utility businesses, it is not possible to eliminate the inherent risk involved in relying upon third parties. While GPU cannot predict what effect, if any, the Year 2000 issue will have on its operations, one possible scenario could include, among other things, interruptions in delivering electric and gas service to customers, and a temporary inability to process transactions, provide bills or operate electric generating stations. While GPU does not anticipate any "most reasonably likely worst case Year 2000 scenarios" that would cause a material adverse effect on its results of operations, liquidity and/or financial condition, there can be no assurance as to the outcome of this matter.

      In June 1999, the GPU Energy companies filed with the North American Electric Reliability Council (NERC) a report containing an overview of their contingency planning strategies, as well as details about certain contingency plans. The GPU Energy companies and Genco successfully participated in Year 2000 drills coordinated by NERC in April and September 1999. The GPU Energy companies also conducted several internal tests with favorable results in conjunction with the drills. In addition, a GPU Energy Year 2000 Event
                                       22

GPU, Inc. and Subsidiary Companies


Management Plan has been developed, which provides for the establishment of a Situation Command Center ("SCC") to monitor and control potential Year 2000-related events during critical time frames. All of the GPU Energy companies will be represented in the SCC and they will be supported by various technical and support groups housed inside and outside the SCC. The SCC will remain mobilized until Year 2000-related events that could potentially occur have been fully resolved.

      Within the GPU Electric companies, Midlands is conducting ongoing contingency rehearsals, although the key mission-critical processes associated with management of the distribution network have already been completed with successful results. Midlands is also planning for extra staffing to deal with any potential problems that may result. GPU PowerNet has conducted scenario workshops and drills to identify critical Year 2000 risks. In addition, GPU PowerNet participated in an industry-wide communication drill in October 1999 with successful results, and will participate in a full "transition rehearsal" on November 30, 1999. A recent Year 2000 contingency planning audit was conducted by the Regulator-General of Australia, the results of which will be published in November 1999. GPU PowerNet is also planning for extra staffing to deal with any potential problems that may result, and key systems will be verified and backed-up. GPU GasNet will continue testing at key sites through November and December 1999 to ensure the viability of back-up systems and contingency plans. GPU GasNet has also identified various potential failure scenarios and developed appropriate responses. The full availability of key personnel during critical time frames has also been ensured. Emdersa has installed new computer technology, which was designed to meet Year 2000 requirements. Therefore, Emdersa's Year 2000 program has been focused on contingency planning, including, the provision of an alternative customer billing system, alternative communications technologies, and having available personnel capable of manual operation of key facilities.

      The GPUI Group has developed detailed contingency plans for corporate activities, plant operations and third party relationships. These plans prescribe actions to be taken to mitigate material adverse effects in the unlikely event of system failures.

      GPU AR has developed contingency plans for company activities and third party relationships. These plans identify possible system failures and prescribe actions to be taken to mitigate material adverse effects in the event of such failures.


                    COMPETITIVE ENVIRONMENT AND RATE MATTERS

GPU Business Plan

      Currently, and increasingly in the future, the GPU Energy companies will serve customers in markets where there will essentially be capped rates. Since the GPU Energy companies expect to exit the merchant generation business in the near future, they will need to supply energy largely from contracted purchases and purchases in the open market. Management is in the process of identifying and addressing market risks. There can be no assurance that the GPU Energy companies will be able to supply electricity to customers that it
                                       23

GPU, Inc. and Subsidiary Companies


has obtained at reasonable cost to the respective companies, which could have an adverse effect on GPU's results of operations.

      GPU expects to be in a regulated business (the transmission and distribution of electricity). In the future, GPU's ability to seek rate increases will be more limited than it has been in the past and, notwithstanding increases in costs, rates may be capped for varying periods. Since GPU will be exiting the merchant generation business, it will need to meet capacity obligations and supply energy largely from contracted purchases and open market purchases. In addition, inflation may have various effects on GPU since it will be a factor in revenue calculations in some jurisdictions, but may cause increased operating costs with GPU having a limited ability to pass these costs to its customers because of capped rates in other areas. Management is in the process of identifying and addressing these market risks, however, there can be no assurance that GPU will be able to recover through these capped rates all of the costs of the electricity required to be purchased for customers.

      In October 1999, GPU initiated a program to enhance shareholder returns through planned cost reductions of $100 million during the next two years, by increasing operating efficiency and by making investments of $40 million to $50 million to improve the reliability of its domestic business.

      These cost reductions will consist of cuts of $55 million in 2000 and an additional $45 million in 2001. The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001. Cost reductions will be achieved by using new tools from its enterprise resource planning system to eliminate significant amounts of operational overhead expense and by improving the productivity of all its operations. Midlands will make cost reductions of $25 million in 2000 and $5 million in 2001. Cost reductions will be achieved by eliminating activities not provided for in its new regulated rate level expected to take effect in the Spring of 2000 and by realizing productivity benefits from its new systems and organization. Furthermore, GPU plans to raise at least $500 million in cash from its current investment portfolio by reducing GPU's ownership in non-core and under- performing assets.

The GPU Energy Companies' Supply Plan

      As the GPU Energy companies prepare to operate in a competitive environment, their supply planning strategy will focus on providing for the needs of existing retail customers who do not choose a competitive supplier and continue to receive energy supplied by the GPU Energy companies and whom the GPU Energy companies continue to have an obligation to serve.

      After the pending sales of the GPU Energy companies' generating facilities have been completed, GPU will have 200 MW of capacity and related energy from Yards Creek Pumped Storage Facility (Yards Creek) remaining to meet customer needs (see the Oyster Creek section of NUCLEAR FACILITIES for a discussion of the pending sale of Oyster Creek). The GPU Energy companies also have contracts with NUG facilities totaling 1,681 MW and JCP&L has agreements with other utilities to provide for up to 584 MW of capacity and related energy. The GPU Energy companies have agreed to purchase all of the
                                       24

GPU, Inc. and Subsidiary Companies


capacity and energy from TMI-1 through December 31, 2001 and from Oyster Creek through March 31, 2003. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) for two years and the capacity of the generating stations being sold to Sithe Energies (Sithe)(4,117
MW) for three years, from the dates of sale. The GPU Energy companies' remaining capacity and energy needs will focus on short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods. Management is in the process of identifying and addressing the GPU Energy companies' future capacity and energy needs, and the impact of customer shopping and changes in demand.

      As a result of the NJBPU and the PaPUC's restructuring orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier (For additional information, see the Provider of Last Resort and Basic Generation Service sections below.) Given that the GPU Energy companies are divesting their generation business, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy to non-shopping customers entirely from contracted and open market purchases. GPU Energy may not be able to recover the cost of the energy purchased through rates, which in Pennsylvania are capped for varying periods. However, as part of the Summary Order, JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service. Management is in the process of identifying and addressing these market risks, however, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers who do not choose an alternate supplier at a reasonable cost to the respective companies, which would have an adverse effect on GPU's results of operations.

Provider of Last Resort

      Under the PaPUC Restructuring Orders, Met-Ed and Penelec customers have been permitted to shop for their generation supplier since January 1, 1999. A PaPUC approved competitive bid process will assign provider of last resort (PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002, and 80% on June 1, 2003, to licensed generation suppliers referred to as Competitive Default Service (CDS). If no qualified bids for CDS are received at or below their generation rate caps, Met-Ed and Penelec will continue to provide PLR service at the rate cap levels until 2010 unless modified by the PaPUC. Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap.

Basic Generation Service Provider

      The NJBPU Summary Order states that JCP&L must provide BGS to those retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. JCP&L's BGS rates will be pre-determined for the period through July 31, 2003. The responsibility for BGS after July 31, 2002 will be bid out. Bidders will bid for the right to
                                       25

GPU, Inc. and Subsidiary Companies


provide BGS during the year commencing August 1, 2002 at the pre-established shopping credits. Any payment received or required by JCP&L resulting from the bidding process will be included in the deferred balance for future refund or recovery.

Generation Asset Divestiture

      In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric generating facilities owned by the GPU Energy companies.

      In March 1999, Penelec sold its 50% interest in Homer City to a subsidiary of Edison Mission Energy for approximately $900 million. In July 1999, Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility was sold to Cleveland Electric Illuminating Company for $43 million. These sales have resulted in an after-tax gain of $28.7 million during 1999 for the portion of the gains related to wholesale operations and the deferral as a regulatory liability of the remaining gain of $626.9 million pending Phase II of the Pennsylvania restructuring proceeding.

      In October 1998, the GPU Energy companies agreed to sell to Sithe all their remaining fossil-fuel and hydroelectric generating facilities other than JCP&L's 50% interest in Yards Creek for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $604 million). The sales are expected to be completed in the fourth quarter 1999. The GPU Energy companies have agreed to assume up to $20 million (JCP&L $7 million; Met-Ed $9 million; Penelec $4 million) of employee severance costs for employees not hired by Sithe. For additional information, see Note 2, Accounting for Extraordinary and Non-recurring items.

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

      - At closing, GPU will make additional deposits into the TMI-1 decommissioning trusts to bring the trust totals up to a maximum of $320 million and AmerGen will then assume all liability and obligation for decommissioning TMI-1.

GPU, Inc. and Subsidiary Companies


      The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals. There can be no assurance as to the outcome of these matters.

      In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen for approximately $10 million. As part of the terms of the transaction, AmerGen will assume full responsibility for decommissioning the plant. JCP&L would provide at closing $430 million of decommissioning trust funding as well as funding for the station's outage cost, including the fuel reload for the next refueling outage scheduled for the Fall of 2000. AmerGen will repay these costs (up to approximately $88 million) to JCP&L in nine annual installments without interest, beginning one year after the closing. The sale, which is subject to various conditions including the receipt of satisfactory federal and state regulatory approvals and favorable rulings by the Internal Revenue Service, is expected to close in the Spring of 2000.

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

Recent Regulatory Actions

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

     - a 5% rate reduction commencing August 1, 1999; additional reductions of 1% in 2000 and 2% in 2001; and an additional net 3% reduction in 2002 inclusive of a 5% rate refund from rates in effect as of April 30, 1997 for service rendered on and after August 1, 2002, partially offset by a 2% increase in the Market Transition Charge (MTC). The total rate reduction of 11% will remain in effect through July 2003;

     - the removal from regulation of the costs associated with providing electric generation service. JCP&L must provide basic generation services (BGS) to retail customers who do not choose an alternative generation supplier during the three-year period ending July 31, 2002. BGS after this period will be bid out;

     - the average shopping credits will range from 5.14 cents per KWH in 1999 to 5.40 cents in 2003;

     -    an average distribution rate of 3.35 cents per KWH;

GPU, Inc. and Subsidiary Companies


     -    the ability to recover stranded costs;

     - the ability to securitize approximately $400 million of stranded costs associated with Oyster Creek (see below for additional information);

     - effective August 1, 1999, JCP&L is no longer subject to an earnings cap;

     - the establishment of a non-bypassable societal benefits charge to recover costs associated with nuclear plant decommissioning, demand-side management, manufactured gas plant remediation, universal service fund, and consumer education; and

     - the NJBPU will conduct an annual review and assessment of the reasonableness and prudency of costs incurred by JCP&L in the procurement of energy and capacity needed to serve BGS load as well as of NUG and utility power purchase agreement stranded costs.

In addition, JCP&L will implement a non-bypassable MTC through which JCP&L will collect:

     - above-market costs associated with long-term NUG and utility power purchase agreements;

     - any under-recovered deferred costs as of August 1, 1999 resulting from JCP&L's current levelized energy adjustment clause;

     - the recovery, over 11 years, of $130 million in early retirement and severance-related costs should Oyster Creek be retired from service in 2000; and

     -    the amortization of Oyster Creek sunk costs, pending securitization.

      A final Restructuring Order containing a full discussion of the issues is anticipated in the fourth quarter of 1999.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity.

Pennsylvania Restructuring

      In October 1998, the PaPUC issued amended  Restructuring  Orders approving
Settlement Agreements entered into by Met-Ed and Penelec. An appeal by one intervenor in the restructuring proceedings is pending before the Pennsylvania Supreme Court. There can be no assurance as to the outcome of this appeal.

      The results of Met-Ed and Penelec's sale of their generating facilities (see Generation Asset Divestiture) will be addressed in a Phase II of the

GPU, Inc. and Subsidiary Companies


Pennsylvania restructuring proceeding. There can be no assurance as to the outcome of these matters.

Federal Regulation

      In November 1997, the Federal Energy Regulatory Commission (FERC) issued an order to the PJM Power Pool which, among other things, directed the GPU Energy companies to implement a single-system transmission rate, effective April 1, 1998. The implementation of the single-system rate has not affected total transmission revenues; however, it has increased the pricing for transmission service in Met-Ed and Penelec's service territories and reduced the pricing for transmission service in JCP&L's service territory.

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

      In April 1999, the Clinton administration introduced the Comprehensive Electricity Competition Act, which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The flexible mandate allows states to opt out of the mandate if they believe consumers would be better served by an alternative policy.

Nonutility Generation Agreements

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity which agreements have remaining terms of up to 21 years. As of September 30, 1999, facilities covered by these agreements having 1,681 MW (JCP&L 928 MW; Met-Ed 348 MW; Penelec 405 MW) of capacity were in service.

      The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded a liability of $3.3 billion (JCP&L $1.6 billion; Met-Ed $0.7 billion; Penelec $1 billion) on the Consolidated Balance Sheets for above-market NUG costs which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $70 million for above-market utility purchase power agreements with a corresponding offset to Regulatory assets,

GPU, Inc. and Subsidiary Companies


net since there is assurance of full recovery. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements,
offer  contract   buyouts  and  attempt  to  convert   must-run   agreements  to
dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful. See the Competition and the Changing Regulatory Environment section of Note 1 of the Notes to Consolidated Financial Statements.)

      In 1998, Met-Ed entered into a definitive buyout agreement with Solar Turbines Inc. (Solar), which was contingent upon Met-Ed obtaining a final and non-appealable PaPUC order allowing for full recovery of the buyout payment through retail rates. In September 1999, an amended agreement was executed obligating Solar to refund to Met-Ed any buyout amounts paid if the PaPUC issues an order rescinding its current approval of the buyout which was received as part of Met-Ed's Restructuring Order. In October 1999, in accordance with the amended agreement, Met-Ed paid Solar $51.3 million, which represents the full amount of the buyout costs.


                               ACCOUNTING MATTERS

      Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In June 1997, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF Issue 97-4) concluded that utilities are no longer subject to FAS 71, for the relevant portion of their business, when they know details of their individual transition plans to a competitive electric generation marketplace. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have guaranteed a regulated cash flow stream to recover the cost of these assets.

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

      In accordance with the Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment tests performed by the GPU Energy companies on the net book values of their generation facilities determined that the net investments in TMI-1 and Oyster Creek were impaired.

GPU, Inc. and Subsidiary Companies


As of September 30, 1999, this resulted in write-downs of $530 million (pre-tax) and $676 million (pre-tax), respectively to reflect TMI-1 and Oyster Creek's fair market values. The majority of the TMI-1 write-down was recorded in 1998 while the Oyster Creek write-down was recorded in the second and third quarters of 1999. Of the amount written down for TMI-1, however, $520 million was reestablished as a regulatory asset because management believes it is probable of recovery in the restructuring process and $10 million (the FERC jurisdictional portion) was charged to expense as an extraordinary item in 1998. The total impairment amount of Oyster Creek has been reestablished as a regulatory asset since the Summary Order provides recovery in the restructuring process.

      Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In accordance with FAS 133, GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter of 2001 and is in the process of evaluating the impact of this statement.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                         In Thousands
                                                --------------------------------
                                                September 30,       December 31,
                                                     1999               1998
                                                ------------        ------------
                                                 (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and
  general plant                                   $11,286,747      $ 7,579,455
  Generation plant                                  2,401,482        3,445,984
                                                   ----------       ----------
      Utility plant in service                     13,688,229       11,025,439
  Accumulated depreciation                         (5,484,955)      (4,460,341)
                                                   ----------       ----------
      Net utility plant in service                  8,203,274        6,565,098
  Construction work in progress                       164,373           94,005
  Other, net                                           98,481          145,792
                                                   ----------       ----------
      Net utility plant                             8,466,128        6,804,895
                                                   ----------       ----------

Other Property and Investments:
  Equity investments                                   88,697          667,998
  Goodwill, net                                     2,781,270          545,262
  Nuclear decommissioning trusts, at market
      (Note 1)                                        757,237          716,274
  Nuclear fuel disposal trust, at market              118,132          116,871
  Other, net                                          513,625          253,538
                                                   ----------       ----------
      Total other property and investments          4,258,961        2,299,943
                                                   ----------       ----------

Current Assets:
  Cash and temporary cash investments                 241,309           72,755
  Special deposits                                     42,956           62,673
  Accounts receivable:
    Customers, net                                    381,868          286,278
    Other                                             292,484          126,088
  Unbilled revenues                                   133,377          144,076
  Materials and supplies, at average
     cost or less:
    Construction and maintenance                      149,909          155,827
    Fuel                                               26,072           42,697
  Investments held for sale                            47,818           48,473
  Deferred income taxes                                24,560           47,521
  Prepayments                                         218,057           76,021
                                                   ----------       ----------
      Total current assets                          1,558,410        1,062,409
                                                   ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                   5,537,251        3,906,228
  Deferred income taxes                             2,333,768        2,004,278
  Other                                               510,670          210,356
                                                   ----------       ----------
      Total deferred debits and other assets        8,381,689        6,120,862
                                                   ----------       ----------



      Total Assets                                $22,665,188      $16,288,109
                                                   ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                          In Thousands
                                                 September 30,      December 31,
                                                 ------------------------------
                                                      1999              1998
                                                 ------------       ------------
                                                  (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                     $   331,958      $   331,958
  Capital surplus                                    1,031,063        1,011,310
  Retained earnings                                  2,482,862        2,230,425
  Accumulated other
     comprehensive income/(loss) (Note 6)              (13,220)         (31,304)
                                                    ----------       ----------
      Total                                          3,832,663        3,542,389
  Reacquired common stock, at cost                    (232,549)         (77,741)
                                                    ----------       ----------
      Total common stockholders' equity              3,600,114        3,464,648
  Cumulative preferred stock:
    With mandatory redemption                           81,500           86,500
    Without mandatory redemption                        37,741           66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities                               225,000          330,000
  Trust preferred securities                           200,000              -
  Long-term debt                                     6,876,126        3,825,584
                                                    ----------       ----------
      Total capitalization                          11,020,481        7,773,210
                                                    ----------       ----------

Current Liabilities:
  Securities due within one year                       381,809          563,683
  Notes payable                                        823,500          368,607
  Obligations under capital leases                     125,936          126,480
  Accounts payable                                     506,387          394,815
  Taxes accrued                                        385,321           92,339
  Interest accrued                                      92,070           81,931
  Deferred energy credits                               47,741            2,411
  Other                                                637,395          377,594
                                                    ----------       ----------
      Total current liabilities                      3,000,159        2,007,860
                                                    ----------       ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes                              3,556,621        3,044,947
  Unamortized investment tax credits                    96,772          114,308
  Three Mile Island Unit 2 future costs                493,551          483,515
  Power purchase contract loss liability             3,392,798        1,803,820
  Other                                              1,104,806        1,060,449
                                                    ----------       ----------
      Total deferred credits and
      other liabilities                              8,644,548        6,507,039
                                                    ----------       ----------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization         $22,665,188      $16,288,109
                                                    ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.



                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)
                                                                   In Thousands
                                                              (Except Per Share Data)
                                                       Three Months                  Nine Months
                                                    Ended September 30,         Ended September 30,
                                                    -------------------         -------------------
                                                       1999          1998           1999           1998
                                                       ----          ----           ----           ----

Operating Revenues                                 $1,424,286    $1,168,779     $3,385,689     $3,226,975
                                                    ---------     ---------      ---------      ---------

Operating Expenses:
   Fuel                                                86,448       119,692        255,367        316,745
   Power purchased and interchanged                   446,671       338,275        959,461        857,490
   Deferral of energy and capacity
     costs, net                                       (23,194)       (7,585)       (23,050)       (18,915)
   Other operation and maintenance                    347,144       308,836        860,495        810,064
   Depreciation and amortization                      139,799       127,592        382,894        389,608
   Taxes, other than income taxes                      50,448        56,019        142,892        170,777
                                                    ---------     ---------      ---------      ---------
      Total operating expenses                      1,047,316       942,829      2,578,059      2,525,769
                                                    ---------     ---------      ---------      ---------

Operating Income                                      376,970       225,950        807,630        701,206
                                                    ---------     ---------      ---------      ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                          52           188            217            737
   Equity in undistributed earnings
    of affiliates, net                                  2,871        12,038         79,370         42,882
   Other income, net                                    9,049         3,465         77,283         44,377
                                                    ---------     ---------      ---------      ---------
      Total other income and deductions                11,972        15,691        156,870         87,996
                                                    ---------     ---------      ---------      ---------

Income Before Interest Charges
   and Preferred Dividends                            388,942       241,641        964,500        789,202
                                                    ---------     ---------      ---------      ---------

Interest Charges and Preferred Dividends:
   Long-term debt                                     126,929        78,309        285,768        240,243
   Trust preferred securities                           3,673         -              4,673            -
   Subsidiary-obligated mandatorily
     redeemable preferred securities                    5,308         7,222         19,752         21,666
   Other interest                                       6,758         8,933         18,769         26,776
   Allowance for borrowed funds used
     during construction                               (1,343)       (1,201)        (2,987)        (3,548)
   Preferred stock dividends of subsidiaries,
     inclusive of $1,268 loss on
     reacquisition (1st Qtr. 1999)                      2,338         2,624          8,628          8,516
                                                    ---------     ---------      ---------      ---------
      Total interest charges and
        preferred dividends                           143,663        95,887        334,603        293,653
                                                    ---------     ---------      ---------      ---------

Income Before Income Taxes
   and Minority Interest                              245,279       145,754        629,897        495,549
   Income taxes                                        98,284        56,355        242,573        191,684
   Minority interest net income                          (552)          708          1,796          1,457
                                                    ---------     ---------      ---------      ---------

Income Before Extraordinary Item                      147,547        88,691        385,528        302,408
   Extraordinary item (net of income taxes
     of $178,790 and $16,300)                             -         249,355            -         ( 25,755)
                                                    ---------     ---------      ---------      ---------
Net Income                                         $  147,547    $  338,046     $  385,528     $  276,653
                                                    =========     =========      =========      =========

Basic - Earnings Per Avg. Common Share
         Before Extraordinary Item                 $     1.18    $     0.69     $     3.06     $     2.38
Extraordinary Item                                        -            1.96              -          (0.20)
                                                    ---------     ---------      ---------     -----------
Basic - Earnings Per Avg. Common Share             $     1.18    $     2.65     $     3.06     $     2.18
                                                    =========     =========      =========      =========
         Avg. Common Shares Outstanding               125,046       127,940        126,123        126,796
                                                    =========     =========      =========      =========

Diluted - Earnings Per Avg. Common Share
           Before Extraordinary Item               $     1.18    $     0.69     $     3.05     $     2.38
Extraordinary Item                                        -            1.96              -          (0.20)
                                                    ---------     ---------      ---------     -----------
Diluted - Earnings Per Avg. Common Share           $     1.18    $     2.65     $     3.05     $     2.18
                                                    =========     =========      =========      =========
           Avg. Common Shares Outstanding             125,307       128,068        126,383        127,019
                                                    =========     =========      =========      =========

Cash Dividends Paid Per Share                      $     .530    $     .515     $    1.575     $     1.53
                                                    =========     =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                                       34


                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         In Thousands
                                                                 ---------------------------
                                                                         Nine Months
                                                                      Ended September 30,
                                                                 ----------------------------
                                                                       1999            1998
                                                                       ----            ----
Operating Activities:
   Net income                                                    $   385,528       $ 276,653
   Extraordinary item (net of income tax
      benefit of $16,300)                                                -            25,755
                                                                  ----------        --------
   Income before extraordinary item                                  385,528         302,408
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                   401,340         414,688
     Amortization of property under capital leases                    37,538          40,323
     NJBPU restructuring rate order                                  115,000             -
     PaPUC restructuring rate orders                                     -            68,500
     Gain on sale of investments                                     (40,209)        (43,600)
     Equity in undistributed earnings
       of affiliates, net of distributions received                  (75,724)        (30,025)
     Nuclear outage maintenance costs, net                            (7,184)         12,461
     Deferred income taxes and investment tax
       credits, net                                                 (436,712)       (123,004)
     Deferred energy and capacity costs, net                         (22,767)        (17,835)
     Allowance for other funds used during construction                 (217)           (737)
   Changes in working capital:
     Receivables                                                     (65,913)         (2,986)
     Materials and supplies                                            5,205           5,480
     Special deposits and prepayments                                (84,240)        (57,113)
     Payables and accrued liabilities                                237,482          17,479
   Nonutility generation contract buyout costs                       (41,500)        (21,667)
   Other, net                                                         10,603           8,428
                                                                  ----------        --------
      Net cash provided by operating activities                      418,230         572,800
                                                                  ----------        --------

Investing Activities:
   Capital expenditures and investments                           (1,947,151)       (262,582)
   Proceeds from sale of investments                                 937,540         163,768
   Contributions to decommissioning trusts                           (26,531)        (38,057)
   Other, net                                                         79,290          14,256
                                                                  ----------        --------
      Net cash required by investing activities                     (956,852)       (122,615)
                                                                  ----------        --------

Financing Activities:
   Issuance of trust preferred securities                            193,070             -
   Issuance of long-term debt                                      1,792,828         227,855
   Increase/(decrease) in notes payable, net                         788,200         (54,821)
   Retirement of long-term debt                                   (1,540,183)       (476,389)
   Capital lease principal payments                                  (36,185)        (38,695)
   Reacquisition of common stock                                    (160,112)            -
   Issuance of common stock                                              -           269,448
   Redemption of subsidiary-obligated mandatorily
     redeemable preferred securities                                (105,383)            -
   Dividends paid on common stock                                   (199,023)       (192,149)
   Redemption of preferred stock of subsidiaries                     (35,004)        (15,000)
                                                                  ----------        --------
      Net cash provided/(required)
        by financing activities                                      698,208        (279,751)
                                                                  ----------        --------

Effect of exchange rate changes on cash                                8,968          (7,257)
                                                                  ----------        --------

Net increase in cash and temporary cash
  investments from above activities                                  168,554         163,177
Cash and temporary cash investments, beginning of year                72,755          85,099
                                                                  ----------        --------
Cash and temporary cash investments, end of period               $   241,309       $ 248,276
                                                                  ==========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                         $   322,348       $ 295,338
                                                                  ==========        ========
   Income taxes paid                                             $   345,254       $ 254,411
                                                                  ==========        ========
   New capital lease obligations incurred                        $    36,962       $  30,587
                                                                  ==========        ========
   Common stock dividends declared but not paid                  $       -         $     -
                                                                  ==========       =========

The accompanying notes are an integral part of the consolidated financial statements.





           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets

                                                                              In Thousands
                                                                     --------------------------------
                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution, and general plant                        $3,160,308       $3,108,697
  Generation plant                                                      1,068,374        1,646,576
                                                                        ---------        ---------
      Utility plant in service                                          4,228,682        4,755,273
  Accumulated depreciation                                             (2,349,995)      (2,217,108)
                                                                        ---------        ---------
      Net utility plant in service                                      1,878,687        2,538,165
  Construction work in progress                                            71,775           48,126
  Other, net                                                               38,636           98,491
                                                                        ---------        ---------
      Net utility plant                                                 1,989,098        2,684,782
                                                                        ---------        ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)                      461,387          422,277
  Nuclear fuel disposal trust, at market                                  118,132          116,871
  Other, net                                                                1,796            9,596
                                                                        ---------        ---------
       Total other property and investments                               581,315          548,744
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                       1,070            1,850
  Special deposits                                                          3,461            6,047
  Accounts receivable:
    Customers, net                                                        231,727          152,120
    Other                                                                  48,071           32,562
  Unbilled revenues                                                        82,946           56,391
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           20,603           79,863
    Fuel                                                                   10,203           13,144
  Deferred income taxes                                                     3,465           20,812
  Prepayments                                                              68,280           27,648
                                                                        ---------        ---------
      Total current assets                                                469,826          390,437
                                                                        ---------        ---------

Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                      3,014,096          763,500
   Deferred income taxes                                                  191,741          179,237
  Other                                                                    15,078           15,422
                                                                        ---------        ---------
      Total deferred debits and other assets                            3,220,915          958,159
                                                                        ---------        ---------






      Total Assets                                                     $6,261,154       $4,582,122
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.








           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets


                                                                              In Thousands
                                                                     --------------------------------
                                                                     September 30,       December 31,
                                                                          1999               1998
                                                                     ------------        ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                                         $  153,713       $  153,713
  Capital surplus                                                         510,769          510,769
  Retained earnings                                                       886,621          893,016
  Accumulated other comprehensive income/(loss)(Note 6)                      (425)            (425)
                                                                        ---------        ---------
      Total common stockholder's equity                                 1,550,678        1,557,073
  Cumulative preferred stock:
    With mandatory redemption                                              81,500           86,500
    Without mandatory redemption                                           37,741           37,741
  Company-obligated mandatorily redeemable
    preferred securities                                                  125,000          125,000
   Trust preferred securities                                                 -                -
  Long-term debt                                                        1,133,700        1,173,532
                                                                        ---------        ---------
      Total capitalization                                              2,928,619        2,979,846
                                                                        ---------        ---------

Current Liabilities:
  Securities due within one year                                           42,513            2,512
  Notes payable                                                            84,000          122,344
  Obligations under capital leases                                         71,947           85,366
  Accounts payable:
    Affiliates                                                             68,435           40,861
    Other                                                                  92,960           80,233
  Taxes accrued                                                            32,582            5,559
  Interest accrued                                                         28,326           26,678
  Deferred energy credits                                                  47,741            2,411
  Other                                                                    67,301          104,408
                                                                        ---------        ---------
      Total current liabilities                                           535,805          470,372
                                                                        ---------        ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   585,953          670,961
  Unamortized investment tax credits                                       46,884           50,225
   Three Mile Island Unit 2 future costs                                  123,395          120,904
   Nuclear fuel disposal fee                                              146,229          141,270
   Power purchase contract loss liability                               1,657,939              -
  Other                                                                   236,330          148,544
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      2,796,730        1,131,904
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)

      Total Liabilities and Capitalization                             $6,261,154       $4,582,122
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.







           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        In Thousands
                                                         ---------------------------------------------
                                                            Three Months                  Nine Months
                                                         Ended September 30,     Ended September 30,
                                                         ----------------------- -----------------------

                                                           1999          1998          1999         1998
                                                           ----          ----          ----         ----

Operating Revenues                                      $ 670,245     $ 647,625    $1,578,159    $1,598,853
                                                         --------      --------     ---------     ---------

Operating Expenses:
   Fuel                                                    31,399        29,709        75,114        72,453
   Power purchased and interchanged:
     Affiliates                                            53,831        31,320       111,419        46,388
     Others                                               220,614       193,237       518,972       501,942
   Deferral of energy and capacity costs, net             (23,194)       (7,585)      (23,050)      (18,915)
   Other operation and maintenance                        114,211       140,632       329,956       354,392
   Depreciation and amortization                           59,859        55,435       186,917       187,114
   Taxes, other than income taxes                          18,679        27,796        59,573        75,330
                                                         --------      --------     ---------     ---------
      Total operating expenses                            475,399       470,544     1,258,901     1,218,704
                                                         --------      --------     ---------    ----------

Operating Income                                          194,846       177,081       319,258       380,149
                                                         --------      --------     ---------     ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                             -             184           123           652
   Other income, net                                        1,693         2,314         9,175         7,232
                                                         --------      --------    ----------     ---------
      Total other income and deductions                     1,693         2,498         9,298         7,884
                                                         --------      --------    ----------     ---------

Income Before Interest Charges                            196,539       179,579       328,556       388,033
                                                         --------      --------     ---------     ---------

Interest Charges:
   Long-term debt                                          21,792        21,814        65,404        65,455
   Company-obligated mandatorily
     redeemable preferred securities                        2,675         2,675         8,025         8,025
   Other interest                                           3,112         3,058         7,626         8,645
   Allowance for borrowed funds used
     during construction                                     (633)         (418)       (1,319)       (1,336)
                                                         --------      --------     ---------     ---------
      Total interest charges                               26,946        27,129        79,736        80,789
                                                         --------      --------     ---------     ---------

Income Before Income Taxes                                169,593       152,450       248,820       307,244
   Income taxes                                            66,690        60,843        98,075       122,536
                                                         --------      --------     ---------     ---------
Net Income                                                102,903        91,607       150,745       184,708
   Preferred stock dividends                                2,338         2,330         7,140         7,633
                                                         --------      --------     ---------     ---------
Earnings Available for Common Stock                     $ 100,565     $  89,277    $  143,605    $  177,075
                                                         ========      ========     =========     =========





The accompanying notes are an integral part of the consolidated financial statements.






                                       38



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         In Thousands
                                                                   -------------------------
                                                                          Nine Months
                                                                      Ended September 30,
                                                                   --------------------------
                                                                      1999            1998
                                                                      ----            ----
Operating Activities:
   Net income                                                      $ 150,745       $ 184,708
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                   209,045         206,758
     Amortization of property under capital leases                    22,659          22,010
     NJBPU restructuring rate order                                  115,000             -
     Nuclear outage maintenance costs, net                            (3,673)          5,393
     Deferred income taxes and investment tax
       credits, net                                                  (29,932)        (37,052)
     Deferred energy and capacity costs, net                         (22,767)        (17,835)
     Allowance for other funds used
       during construction                                              (123)           (652)
   Changes in working capital:
     Receivables                                                    (121,671)        (43,577)
     Materials and supplies                                           15,518           2,580
     Special deposits and prepayments                                (38,046)       ( 51,259)
     Payables and accrued liabilities                                 67,938          62,009
   Nonutility generation contract buyout costs                       (35,500)        (15,000)
   Other, net                                                          8,046          25,127
                                                                    --------        --------
      Net cash provided
        by operating activities                                      337,239         343,210
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                              (99,526)       (111,704)
   Contributions to decommissioning trusts                           (19,777)        (20,775)
   Other, net                                                          1,743          (6,214)
                                                                    --------        --------
      Net cash used
        for investing activities                                    (117,560)       (138,693)
                                                                    --------        --------

Financing Activities:
   Decrease in notes payable, net                                    (38,344)        (42,761)
   Retirement of long-term debt                                          (12)            -
   Capital lease principal payments                                  (20,057)        (21,965)
   Dividends paid on common stock                                   (150,000)       (110,000)
   Dividends paid on preferred stock                                  (7,046)         (7,939)
   Redemption of preferred stock                                      (5,000)        (15,000)
                                                                    ---------       --------
      Net cash required
        by financing activities                                     (220,459)       (197,665)
                                                                    --------        --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                                     (780)          6,852
Cash and temporary cash investments, beginning of year                 1,850           2,994
                                                                    --------        --------
Cash and temporary cash investments, end of period                 $   1,070       $   9,846
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  85,460       $  83,893
                                                                    ========        ========
   Income taxes paid                                               $  84,130       $ 139,334
                                                                    ========        ========
   New capital lease obligations incurred                          $   9,239       $  30,515
                                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.






              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                              In Thousands
                                                                     --------------------------------
                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
   Transmission, distribution and general plant                        $1,508,471       $1,481,958
  Generation plant                                                        762,059          765,669
                                                                        ---------        ---------
      Utility plant in service                                          2,270,530        2,247,627
  Accumulated depreciation                                             (1,051,531)      (1,008,438)
                                                                        ---------        ---------
      Net utility plant in service                                      1,218,999        1,239,189
  Construction work in progress                                            22,776           19,380
  Other, net                                                               36,509           27,819
                                                                        ---------        ---------
      Net utility plant                                                 1,278,284        1,286,388
                                                                        ---------        ---------

Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                     213,523          211,194
  Other, net                                                                6,167           11,742
                                                                        ---------        ---------
      Total other property and investments                                219,690          222,936
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                      44,949              442
  Special deposits                                                            214            1,062
  Accounts receivable:
    Customers, net                                                         64,631           60,012
    Other                                                                  50,587           41,895
  Unbilled revenues                                                        24,922           43,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           18,289           24,727
    Fuel                                                                   10,260           12,218
  Deferred income taxes                                                     1,954            2,945
  Prepayments                                                              24,588           20,616
                                                                        ---------        ---------
      Total current assets                                                240,394          207,604
                                                                        ---------        ---------

Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                      1,566,514        1,615,726
   Deferred income taxes                                                  641,318          714,202
  Other                                                                    19,517           18,113
                                                                        ---------        ---------
      Total deferred debits and other assets                            2,227,349        2,348,041
                                                                        ---------        ---------







      Total Assets                                                     $3,965,717       $4,064,969
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.








              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                              In Thousands
                                                                     --------------------------------
                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     -----------         ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                                         $   66,273       $   66,273
  Capital surplus                                                         400,200          370,200
  Retained earnings                                                       272,081          234,066
  Accumulated other comprehensive income (Note 6)                          19,401           16,520
                                                                        ---------        ---------
      Total common stockholder's equity                                   757,955          687,059
  Cumulative preferred stock                                                  -             12,056
  Company-obligated mandatorily redeemable
    preferred securities                                                  100,000          100,000
  Trust preferred securities                                              100,000              -
  Long-term debt                                                          496,882          546,904
                                                                        ---------        ---------
      Total capitalization                                              1,454,837        1,346,019
                                                                        ---------        ---------

Current Liabilities:
  Securities due within one year                                           80,025           30,024
  Notes payable                                                               -             79,540
  Obligations under capital leases                                         35,696           27,135
  Accounts payable:
    Affiliates                                                            124,094           75,933
    Other                                                                  17,015          102,390
  Taxes accrued                                                            13,672           19,463
  Interest accrued                                                         10,973           16,747
  Other                                                                    82,388           42,598
                                                                        ---------        ---------
      Total current liabilities                                           363,863          393,830
                                                                        ---------        ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   995,417        1,010,982
  Unamortized investment tax credits                                       25,681           27,157
  Three Mile Island Unit 2 future costs                                   246,690          241,707
  Nuclear fuel disposal fee                                                33,032           31,912
  Power purchase contract loss liability                                  759,565          787,440
  Other                                                                    86,632          225,922
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      2,147,017        2,325,120
                                                                        ---------        ---------



Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                             $3,965,717       $4,064,969
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.









              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        In Thousands
                                                       -------------------------------------------------------
                                                             Three Months                Nine Months
                                                         Ended September 30,      Ended September 30,
                                                       ------------------------   ----------------------------
                                                            1999         1998           1999          1998

Operating Revenues                                      $ 280,235     $ 229,051     $  707,402       $ 689,829
                                                         --------      --------      ---------        --------

Operating Expenses:
   Fuel                                                    26,162        28,079         75,305          80,322
   Power purchased and interchanged:
     Affiliates                                               863         7,122          3,071          12,540
     Others                                                84,541        68,413        171,538         168,896
   Other operation and maintenance                         58,155        68,586        164,072
175,871Depreciation and amortization                       19,004        29,879         57,324          82,597
   Taxes, other than income taxes                          10,253        13,368         33,960          44,421
                                                         --------      --------      ---------       ---------
      Total operating expenses                            198,978       215,447        505,270         564,647
                                                         --------      --------      ---------       ---------
Operating Income                                           81,257        13,604        202,132         125,182
                                                         --------      --------      ---------       ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                              52             4             94            85
   Other income/(expense), net                               (679)       (5,417)         2,357       (14,798)
                                                         --------      --------      ---------      --------
      Total other income and deductions                      (627)       (5,413)         2,451       (14,713)
                                                         --------      --------      ---------      --------

Income Before Interest Charges                             80,630         8,191        204,583       110,469
                                                         --------      --------      ---------      --------

Interest Charges:
   Long-term debt                                          10,622        10,623         31,869        31,870
   Trust preferred securities                               1,838           -            2,532           -
   Company-obligated mandatorily
     redeemable preferred securities                        2,250         2,250          6,750         6,750
   Other interest                                           1,300         2,017          5,020         6,570
   Allowance for borrowed funds used
     during construction                                     (332)         (151)          (790)         (591)
                                                         --------      --------      ---------     ---------
      Total interest charges                               15,678        14,739         45,381        44,599
                                                         --------      --------      ---------     ----------

Income/(Loss) Before Income Taxes                          64,952        (6,548)       159,202        65,870
   Income taxes                                            23,330        (3,004)        65,606        26,136
                                                        ---------      --------      ---------     ---------

Income/(Loss) Before Extraordinary Item                    41,622        (3,544)        93,596        39,734
  Extraordinary item (net of income taxes
   of $128,102 and $4,708)                                    -         180,475            -          (6,805)
                                                         --------      --------      ---------     ---------

Net Income                                                 41,622       176,931         93,596        32,929
   Preferred stock dividends                                  -             120             66           362
   Loss on preferred stock reacquisition                      -             -              542           -
                                                         --------      --------      ---------     ----------
Earnings Available for Common Stock                     $  41,622     $ 176,811     $   92,988    $   32,567
                                                         ========      ========      =========     =========



The accompanying notes are an integral part of the consolidated financial statements.






              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         In Thousands
                                                                    ------------------------
                                                                         Nine Months
                                                                     Ended September 30,
                                                                    ------------------------
                                                                      1999         1998
                                                                      ----         ----
Operating Activities:
   Net income                                                      $  93,596       $  32,929
   Extraordinary item (net of income tax
      benefit of $4,708)                                                 -             6,805
                                                                    --------        --------
   Income before extraordinary item                                   93,596          39,734
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                    59,942          87,025
     Amortization of property under capital leases                     9,921          11,011
     PaPUC restructuring rate orders                                     -            32,900
     Nuclear outage maintenance costs, net                            (2,338)          4,709
     Deferred income taxes and investment tax
       credits, net                                                   34,929         (36,848)
     Allowance for other funds used
       during construction                                               (94)            (85)
   Changes in working capital:
     Receivables                                                     (13,310)        (19,474)
     Materials and supplies                                            8,395           2,162
     Special deposits and prepayments                                 (3,124)         (5,251)
     Payables and accrued liabilities                                 (8,989)        (16,513)
  Nonutility generation contract buyout costs                         (2,500)         (6,667)
  Other, net                                                         (55,591)         12,698
                                                                    --------        ---------
      Net cash provided by
         operating activities                                        120,837         105,401
                                                                    --------        --------

Investing Activities:
   Capital expenditures and investments                              (43,368)        (33,356)
   Contributions to decommissioning trusts                            (1,488)        (13,328)
   Other, net                                                            (46)             44
                                                                    --------        --------
      Net cash required
        by investing activities                                      (44,902)        (46,640)
                                                                    --------        --------

Financing Activities:
   Issuance of trust preferred securities                             96,535             -
   Increase/(decrease) in notes payable, net                         (79,540)          8,921
   Retirement of long-term debt                                          (23)            (22)
   Capital lease principal payments                                  (10,736)         (9,956)
   Contribution from parent corporation                               30,000             -
   Dividends paid on common stock                                    (55,000)        (60,000)
   Dividends paid on preferred stock                                     (66)           (362)
   Redemption of preferred stock                                     (12,598)            -
                                                                    --------        ---------
      Net cash required
        by financing activities                                      (31,428)        (61,419)
                                                                    --------        --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                                   44,507          (2,658)
Cash and temporary cash investments, beginning of year                   442           6,116
                                                                    --------        --------
Cash and temporary cash investments, end of period                 $  44,949       $   3,458
                                                                    ========        ========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  50,087       $  50,146
                                                                    ========        ========
   Income taxes paid                                               $  25,564       $  60,189
                                                                    ========        ========
   New capital lease obligations incurred                          $  18,482       $      39
                                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.







             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                              In Thousands
                                                                     --------------------------------
                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

ASSETS
Utility Plant:
  Transmission, distribution and general plant                         $1,789,420       $1,768,621
  Generation plant                                                        571,049        1,033,739
                                                                        ---------        ---------
      Utility plant in service                                          2,360,469        2,802,360
  Accumulated depreciation                                             (1,022,941)      (1,175,842)
                                                                        ---------        ---------
      Net utility plant in service                                      1,337,528        1,626,518
  Construction work in progress                                            34,964           18,862
  Other, net                                                               23,336           19,482
                                                                        ---------        ---------
      Net utility plant                                                 1,395,828        1,664,862
                                                                        ---------        ---------

Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                      82,327           82,803
  Other, net                                                                1,518            7,705
                                                                        ---------        ---------
      Total other property and investments                                 83,845           90,508
                                                                        ---------        ---------

Current Assets:
  Cash and temporary cash investments                                      22,253            2,750
  Special deposits                                                            223            2,632
  Accounts receivable:
    Customers, net                                                         67,449           69,887
    Other                                                                  33,481           28,893
  Unbilled revenues                                                        25,509           43,998
  Materials and supplies, at average cost or less:
    Construction and maintenance                                           17,105           39,452
    Fuel                                                                    5,401           17,107
  Deferred income taxes                                                     7,589            7,589
  Prepayments                                                              24,825           31,551
                                                                        ---------        ---------
      Total current assets                                                203,835          243,859
                                                                        ---------        ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                                         956,641        1,561,603
  Deferred income taxes                                                 1,161,846          951,471
  Other                                                                    14,125           12,504
                                                                        ---------        ---------
      Total deferred debits and other assets                            2,132,612        2,525,578
                                                                        ---------        ---------







      Total Assets                                                     $3,816,120       $4,524,807
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.








             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                              In Thousands
                                                                     ---------------------------------
                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                      (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                                         $  105,812       $  105,812
  Capital surplus                                                         285,486          285,486
  Retained earnings                                                        94,723          367,653
  Accumulated other comprehensive income (Note 6)                           9,726            8,353
                                                                        ---------        ---------
      Total common stockholder's equity                                   495,747          767,304
  Cumulative preferred stock                                                  -             16,681
  Company-obligated mandatorily redeemable
    preferred securities                                                      -            105,000
  Trust preferred securities                                              100,000            -
  Long-term debt                                                          424,595          626,434
                                                                        ---------        ---------
      Total capitalization                                              1,020,342        1,515,419
                                                                        ---------        ---------


Current Liabilities:
  Securities due within one year                                               13           50,012
  Notes payable                                                               -             86,023
  Obligations under capital leases                                         18,293           13,979
  Accounts payable:
     Affiliates                                                            36,994           47,164
     Other                                                                 22,911           47,795
  Taxes accrued                                                           168,090           32,755
  Interest accrued                                                         11,382           19,700
  Other                                                                    36,459           37,272
                                                                        ---------        ---------
      Total current liabilities                                           294,142          334,700
                                                                        ---------        ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                                 1,257,119        1,338,235
  Unamortized investment tax credits                                       24,207           36,926
  Three Mile Island Unit 2 future costs                                   123,466          120,904
  Nuclear fuel disposal fee                                                16,516           15,956
  Power purchase contract loss liability                                  975,293        1,016,380
  Other                                                                   105,035          146,287
                                                                        ---------        ---------
      Total deferred credits and other liabilities                      2,501,636        2,674,688
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)


      Total Liabilities and Capitalization                             $3,816,120       $4,524,807
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.








             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        In Thousands
                                                       -----------------------------------------------------
                                                            Three Months                Nine Months
                                                         Ended September 30,         Ended September 30,
                                                       ------------------------ ----------------------------
                                                            1999         1998          1999          1998


Operating Revenues                                      $ 254,609     $ 259,354    $  705,955    $  773,364
                                                         --------      --------     ---------     ---------

Operating Expenses:

   Fuel                                                    18,399        48,418        71,652       133,519
   Power purchased and interchanged:
     Affiliates                                             1,444            74         5,997         1,227
     Others                                               105,651        73,820       199,642       178,632
   Other operation and maintenance                         57,807        81,097       172,425       206,210
   Depreciation and amortization                           18,389        29,332        59,849        82,716
   Taxes, other than income taxes                          11,306        14,854        37,126        50,875
                                                         --------      --------     ---------     ---------
      Total operating expenses                            212,996       247,595       546,691       653,179
                                                         --------      --------     ---------     ---------

Operating Income                                           41,613        11,759       159,264       120,185
                                                         --------      --------     ---------     ---------

Other Income and Deductions:
   Other income/(expense), net                                790        (6,045)       46,891        (4,312)
                                                         --------      --------     ---------     ---------
      Total other income and deductions                       790        (6,045)       46,891        (4,312)
                                                         --------      --------     ---------     ---------

Income Before Interest Charges                             42,403         5,714       206,155       115,873
                                                         --------      --------     ---------     ---------

Interest Charges:
   Long-term debt                                           6,513        11,948        25,324        35,922
   Trust preferred securities                               1,835        -              2,141           -
   Company-obligated mandatorily
     redeemable preferred securities                          383         2,297         4,977         6,891
   Other interest                                             764         2,192         3,289         6,651
   Allowance for borrowed funds used
     during construction                                     (378)         (632)         (878)       (1,621)
                                                         --------      --------     ---------     ---------
      Total interest charges                                9,117        15,805        34,853        47,843
                                                         --------      --------     ---------     ---------

Income/(Loss) Before Income Taxes                          33,286       (10,091)      171,302        68,030
   Income taxes                                            10,771        (4,231)       63,352        27,494
                                                         --------      --------     ---------     ---------

Income/(Loss) Before Extraordinary Item                    22,515        (5,860)      107,950        40,536
  Extraordinary item (net of income taxes
   of $50,688 and $11,592)                                    -          68,880           -         (18,950)
                                                         --------      --------     ---------     ---------

Net Income                                                 22,515        63,020       107,950        21,586
   Preferred stock dividends                                  -             174           154           521
   Loss on preferred stock reacquisition                      -             -             726           -
                                                         --------      --------     ---------     ----------
Earnings Available for Common Stock                     $  22,515     $  62,846    $  107,070    $   21,065
                                                         ========      ========     =========     =========




The accompanying notes are an integral part of the consolidated financial statements.




                                       46


             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          In Thousands
                                                                   --------------------------
                                                                          Nine Months
                                                                       Ended September 30,
                                                                   ---------------------------
                                                                       1999          1998
Operating Activities:
   Net income                                                      $ 107,950       $   21,586
   Extraordinary item (net of income tax
      benefit of $11,592)                                                -             18,950
                                                                    --------         --------
   Income before extraordinary item                                  107,950           40,536
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                    58,776           80,097
     Amortization of property under capital leases                     4,958            6,324
     PaPUC restructuring rate orders                                     -             35,600
     Gain on sale of investment                                      (40,209)             -
    Nuclear outage maintenance costs, net                             (1,173)           2,359
     Deferred income taxes and investment tax
       credits, net                                                 (301,604)         (19,382)
   Changes in working capital:
     Receivables                                                      (2,150)           6,583
     Materials and supplies                                           34,053              721
     Special deposits and prepayments                                 9,135            (5,992)
     Payables and accrued liabilities                                 91,151           12,766
   Nonutility generation contract buyout costs                        (3,500)             -
   Other, net                                                        (56,662)         (17,098)
                                                                    --------         --------
      Net cash provided/(required)
       by operating activities                                       (99,275)         142,514
                                                                    --------         --------

Investing Activities:
   Capital expenditures and investments                              (65,779)         (64,869)
   Proceeds from sale of investment                                  937,540              -
  Contributions to decommissioning trusts                             (5,266)          (3,954)
   Other, net                                                          1,945              (39)
                                                                    --------         -------- -
      Net cash provided/(used)
       for investing activities                                      868,440          (68,862)
                                                                    --------         --------

Financing Activities:
   Issuance of trust preferred securities                             96,535              -
  Issuance of long-term debt                                         348,172              -
  Increase/(decrease) in notes payable, net                          (86,023)           2,019
   Retirement of long-term debt                                     (600,011)         (30,011)
   Capital lease principal payments                                   (5,392)          (5,796)
   Dividends paid on common stock                                   (380,000)         (35,000)
   Dividends paid on preferred stock                                    (154)            (521)
   Redemption of company-obligated mandatorily
     redeemable preferred securities                                (105,383)             -
   Redemption of preferred stock                                     (17,406)             -
                                                                    --------         ---------
      Net cash required by financing activities                     (749,662)         (69,309)
                                                                    --------         -------- -

Net increase in cash and temporary cash
  investments from above activities                                   19,503            4,343
Cash and temporary cash investments, beginning of year                 2,750              -
                                                                    --------         ---------
Cash and temporary cash investments, end of period                 $  22,253       $    4,343
                                                                    ========         =========

Supplemental Disclosure:
   Interest and preferred dividends paid                           $  42,167       $   58,549
                                                                    ========        =========
   Income taxes paid                                               $ 245,574       $   53,178
                                                                    ========        =========
   New capital lease obligations incurred                          $   9,241       $       33
                                                                    ========        =========

The accompanying notes are an integral part of the consolidated financial statements.
                                       47


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


1.    COMMITMENTS AND CONTINGENCIES

               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

Generation Asset Divestiture:

     In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric facilities owned by the GPU Energy companies. GPU subsequently announced that it would consider selling the Three Mile Island Unit 1 nuclear generating facility (TMI-1) and the Oyster Creek nuclear generating station (Oyster Creek). In March and July of 1999, GPU completed the sales of its interests in the Homer City and Seneca Pumped Storage Stations, respectively. For additional information on the completed sales, see Note 2, Accounting for Extraordinary and Non-recurring items.

     In October 1998, the GPU Energy companies agreed to sell TMI-1 to AmerGen Energy Company, LLC (AmerGen), for approximately $100 million. Of the $100 million, $23 million will be paid at closing and $77 million, which is for the nuclear fuel in the reactor, will be paid in five equal annual installments beginning one year after closing. The sale is subject to various conditions, including the receipt of satisfactory federal and state regulatory approvals. There can be no assurance as to the outcome of these matters. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.
                                       48

GPU, Inc. and Subsidiary Companies


     Also in October 1998, the GPU Energy companies agreed to sell to Sithe Energies (Sithe) all their remaining fossil-fuel and hydroelectric generating facilities, other than JCP&L's 50% interest in the Yards Creek Pumped Storage Facility (Yards Creek) for a total purchase price of approximately $1.7 billion (JCP&L $442 million; Met-Ed $677 million; Penelec $561 million). The sales to Sithe are expected to be completed in the fourth quarter of 1999.

     In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen for approximately $10 million and reimbursement of the cost (estimated at about $88 million) of the next scheduled refueling outage. This transaction is subject to the receipt of various federal and state regulatory approvals. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

     JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek. In December 1998, JCP&L filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its September 30, 1999 book value of $22 million. There can be no assurance of the outcome of this matter.

Stranded Costs and Regulatory Restructuring Orders:

     With the current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, and the ability of customers to choose their energy suppliers, certain costs, which generally would be recoverable in a regulated environment, may not be recoverable in a competitive environment. These costs are generally referred to as stranded costs.

      In June and October 1998, the Pennsylvania Public Utility Commission (PaPUC) issued Restructuring Orders to Met-Ed and Penelec. The amended PaPUC Restructuring Orders provides for Met-Ed and Penelec's recovery of a substantial portion of what otherwise would have become stranded costs, and provided for a Phase II proceeding following the completion of their generation divestitures to make a final determination of the extent of that stranded cost recovery. An appeal by one intervenor in the restructuring proceedings is pending before the Pennsylvania Supreme Court. There can be no assurance as to the outcome of these matters.

      In April 1999, JCP&L entered into a settlement agreement with several parties to its stranded cost and rate unbundling proceedings, pending before the NJBPU. In May 1999, the NJBPU issued a Summary Order (Summary Order), which approved the settlement with certain modifications. Among other things, the Summary Order provides for full recovery of JCP&L's stranded costs, and requires a separate review and approval of JCP&L's pending sales of its interest in its non-nuclear generation assets and in TMI-1. In October 1999, the NJBPU approved the sales of JCP&L's non-nuclear generating assets. There can be no assurance as to the outcome of the TMI-1 review. The Summary Order did not address the pending sale of Oyster Creek, because at the time the

GPU, Inc. and Subsidiary Companies


Summary Order was issued, it was uncertain whether the plant would be sold or retired early. For details of the Summary Order, see Competitive Environment and Rate Matters section of Management's Discussion and Analysis. As a result of the NJBPU's actions, in the second quarter of 1999, JCP&L recorded a reduction in operating revenues of $115 million reflecting JCP&L's obligation to make refunds to customers. JCP&L anticipates that the NJBPU will issue a Final Order in the fourth quarter of 1999. For additional information, see Note 2, Accounting for Extraordinary and Non-recurring Items.

     Under the NJBPU and the PaPUC restructuring orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. As noted above, the GPU Energy companies have agreed to sell substantially all of their generation assets. Consequently, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy almost entirely from contracted and open market purchases. Under the Summary Order, JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service and to defer the portion of these costs that cannot be recovered currently. The PaPUC's Restructuring Orders, however, generally do not allow Met-Ed and Penelec to recover their costs, including their energy costs in excess of established rate caps. An inability of the GPU Energy companies to supply electricity to customers who do not choose an alternate supplier at a cost recoverable under their capped rates, would have an adverse effect, which may be material, on GPU's results of operations. Highlights of generation service obligations are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis.

Generation Agreements:

     The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to seek shorter-term agreements offering more flexibility. The GPU Energy companies' supply plan focuses on short- to intermediate-term commitments (one month to three years) covering times of expected high energy price volatility (that is, peak demand periods) and reliance on spot market purchases during other periods.

     Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity which have remaining terms of up to 21 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. The following table shows actual payments from 1997 through September 30, 1999, and estimated payments thereafter through 2004.

GPU, Inc. and Subsidiary Companies


                          Payments Under NUG Agreements
                          -----------------------------
                                  (in millions)

                               Total         JCP&L  Met-Ed  Penelec
                               -----         -----  ------  -------

        1997                     759           384    172     203
        1998                     788           403    174     211
        1999                     780           392    171     217
        2000                     794           405    157     232
        2001                     778           410    154     214
        2002                     799           422    158     219
        2003                     802           413    163     226
        2004                     808           407    168     233

     The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded, on a present value basis, a liability for above-market NUG costs of $3.3 billion (JCP&L $1.6 billion; Met-Ed $0.7 billion; Penelec $1 billion) on the Consolidated Balance Sheets which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $70 million for above-market utility purchase power agreements with a corresponding offset to Regulatory assets, net, since there is also assurance of full recovery of these costs. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provides for the recovery of costs associated with the buyout of the Freehold Cogeneration project (Freehold buyout). The Stipulation of Final Settlement provides for recovery through the levelized energy adjustment clause of: (1) buyout costs up to $130 million, and (2) 50% of any costs from $130 million to $140 million, over a seven-year period for the termination of the Freehold power purchase agreement. The NJBPU approved the cost recovery on an interim basis subject to refund, pending further review by the NJBPU. The NJBPU's Summary Order provides for the continued recovery of the Freehold buyout in the market transition charge, but has not altered the interim nature of such recovery. There can be no assurance as to the outcome of this matter.

                                   ACCOUNTING MATTERS

     JCP&L, in the second quarter of 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71, and Emerging Issues Task Force Issue 97-4 (EITF Issue 97-4), Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71 "Accounting for the



GPU, Inc. and Subsidiary Companies


Effects of Certain  Types of  Regulation"  and No.  101  "Regulated  Enterprises
Accounting for the Discontinuation of Application of FASB Statement No. 71," with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

     Regulatory  assets, net as reflected in the September 30, 1999 and December
31, 1998 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:


GPU, Inc. and Subsidiary Companies                               (in thousands)
                                                          -------------------------------
                                                          September 30,     December 31,
                                                               1999             1998
                                                          -------------     -------------

Market transition charge (MTC) / basic
  generation service (NJ)                                    $2,457,120       $      -
Competitive transition charge (CTC) (PA)                        947,587        1,023,815
Reserve for generation divestiture                              769,835        1,527,985
Power purchase contract loss not in CTC (PA)                    369,290          369,290
Costs recoverable through distribution rates (NJ)               298,546              -
Income taxes recoverable through future rates, net              267,370          396,937
Net divestiture proceeds recoverable
  through MTC (NJ)                                              170,427              -
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                                         100,828          119,571
Societal benefits charge (NJ)                                    88,003              -
Other postretirement benefits                                    25,822           73,770
Nonutility generation contract buyout costs                         -            123,208
Unamortized property losses (NJ)                                    -             80,287
Net investment in TMI-2 (NJ)                                        -             65,787
Environmental remediation (NJ)                                      -             50,214
Other, net                                                       42,423          109,965
                                                              ---------        ---------
     Total regulatory assets, net                            $5,537,251       $3,940,829
                                                              =========        =========


JCP&L                                                            (in thousands)
                                                          -------------------------------
                                                          September 30,     December 31,
                                                               1999             1998
                                                          -------------     -------------

Market transition charge (MTC) / basic
  generation service                                         $2,457,120       $      -
Costs recoverable through distribution rates                    298,546              -
Net divestiture proceeds recoverable through MTC                170,427              -
Societal benefits charge                                         88,003              -
Reserve for generation divestiture                                  -            146,419
Income taxes recoverable through future rates, net                  -            137,217
Nonutility generation contract buyout costs                         -            120,708
Unamortized property losses                                         -             80,287
Net investment in TMI-2                                             -             65,787
Environmental remediation                                           -             50,214
Other, net                                                          -            162,868
                                                              ---------        ---------
     Total regulatory assets, net                            $3,014,096       $  763,500
                                                              =========        =========






GPU, Inc. and Subsidiary Companies


Met-Ed                                                           (in thousands)
                                                          -------------------------------
                                                          September 30,     December 31,
                                                               1999             1998
                                                          -------------     -------------

Competitive transition charge                                $  645,072       $  680,213
Reserve for generation divestiture                              444,177          435,386
Power purchase contract loss not in CTC                         271,270          271,270
Income taxes recoverable through future rates, net              113,190          122,781
TMI-2 decommissioning costs                                      66,255           68,091
Other, net                                                       26,550           37,985
                                                              ---------        ---------
     Total regulatory assets, net                            $1,566,514       $1,615,726
                                                              =========        =========


Penelec                                                          (in thousands)
                                                          -------------------------------
                                                          September 30,     December 31,
                                                              1999              1998
                                                          ------------      -------------

Reserve for generation divestiture                           $  325,658       $  946,181
Competitive transition charge                                   302,515          343,602
Income taxes recoverable through future rates, net              154,180          136,939
Power purchase contract loss not in CTC                          98,020           98,020
Other, net                                                       76,268           36,861
                                                              ---------        ---------
     Total regulatory assets, net                            $  956,641       $1,561,603
                                                              =========        =========


     In accordance with the Statement of Financial  Accounting Standards No. 121
(FAS  121),  "Accounting  for  the  Impairment  of  Long-Lived  Assets  and  for
Long-Lived  Assets to Be Disposed  Of,"  impairment  tests  performed by the GPU
Energy  companies  on  the  net  book  values  of  their  generation  facilities determined that the net investments in TMI-1 and Oyster Creek were impaired.  As of September  30, 1999,  this resulted in  write-downs  of $530 million and $676 million,  respectively,  to reflect TMI-1 and Oyster Creek's fair market values.
The majority of the TMI-1 write-down was recorded in 1998 while the Oyster Creek write-down  was recorded in the second and third quarters of 1999. Of the amount written down for TMI-1,  however, $520 million was reestablished as a regulatory
asset   because   management   believes  it  is  probable  of  recovery  in  the
restructuring process, and $10 million (the Federal Energy Regulatory Commission jurisdictional portion) was charged to expense as an extraordinary item in 1998.
The  total  impairment  amount  of  Oyster  Creek  has been  reestablished  as a regulatory  asset  since the  Summary  Order  provides  for its  recovery in the restructuring process.

     Statement of Financial Accounting Standards No. 133 (FAS 133),  "Accounting
for Derivative  Instruments and Hedging Activities,"  establishes accounting and reporting  standards for derivative  instruments,  including certain  derivative instruments  embedded in other contracts,  and for hedging  activities.  FAS 133
requires  that  companies   recognize  all   derivatives  as  either  assets  or
liabilities  on the balance sheet and measure those  instruments  at fair value.
GPU will be required to include its derivative transactions on its balance sheet at fair value,  and  recognize  the  subsequent  changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income,  depending upon the intended use and  designation of the derivative as a hedge.  FAS 133 is effective for all fiscal  quarters of fiscal years  beginning after June 15, 2000. GPU will adopt FAS



GPU, Inc. and Subsidiary Companies


133 in the first quarter of 2001 and is in the process of evaluating the impact of this statement.

                               NUCLEAR FACILITIES

Investments:

     The GPU Energy companies have made investments in three major nuclear projects -- TMI-1 and Oyster Creek, both of which are operating generation facilities, and TMI-2, which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by JCP&L. GPU has agreed to sell TMI-1 and Oyster Creek to AmerGen. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis. JCP&L's net investment in TMI-2 at September 30, 1999 and December 31, 1998 was $62 million and $66 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

     If the GPU Energy companies do not complete the pending sales of their nuclear facilities, in addition to the above, they may experience added costs and reduced output at these facilities because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment.

TMI-2:

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

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases," which had been selected for a test case trial as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. On November 2, 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers.

      GPU, Inc. and the GPU Energy companies believe that the Third Circuit has misinterpreted the record before the District Court, as it applies to the non-test case plaintiffs, and are considering asking the Third Circuit for reconsideration or rehearing of its decision. There can be no assurance as to the outcome of this litigation.

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

      In 1995, a consultant to GPUN performed site-specific studies of TMI-1, TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. Under NRC regulations, the GPU Energy companies intend to complete the funding for Oyster Creek and TMI-1 retirement costs by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the pending sale is not completed and the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning at the end of the plants' license terms, are as follows (in 1999 dollars):

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
                                                ===        ===          ===

* Net of $12.6 million spent as of September 30, 1999.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Also, the cost estimates contained in these site specific studies are significantly greater than the decommissioning funding targets established by the NRC.

      The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in the year 2000. An early shutdown would increase the retirement costs shown above to $632 million ($600 million for radiological decommissioning and $32 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and

GPU, Inc. and Subsidiary Companies



significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982. See OTHER COMMITMENTS AND CONTINGENCIES section for further information.

      The agreements to sell TMI-1 to AmerGen provide, among other things, that upon financial closing, the GPU Energy companies will transfer up to $320 million in decommissioning trust funds to AmerGen, which will assume all TMI-1 decommissioning liabilities.

      The agreements to sell Oyster Creek to AmerGen provide, among other things, that upon financial closing, JCP&L will transfer up to $430 million in decommissioning trust funds to AmerGen, which will assume all liability for decommissioning Oyster Creek.

      The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

      The NJBPU has granted JCP&L annual revenues for TMI-1 and Oyster Creek retirement costs of $5.2 million and $22.5 million, respectively, based on the 1995 site-specific studies. The recovery of Oyster Creek retirement cost escalates to $34.4 million in August 2000 if the plant were to be retired in 2000.

      In the Restructuring Orders, the PaPUC granted Met-Ed and Penelec recovery of TMI-1 decommissioning costs of $103.4 million and $67.8 million, respectively, as part of the Competitive Transition Charge (CTC). These amounts, which are computed on a present value basis, are based on the 1995 site-specific study and will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the generation asset divestiture are determined.

     In the event the GPU Energy companies do not complete the pending sales of their nuclear plants, management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of September 30, 1999 and December 31, 1998 are as follows:

                                           (in millions)
                          GPU           JCP&L        Met-Ed        Penelec
                          ---           -----        ------        -------

September 30, 1999        $494          $124         $246          $124
December 31, 1998         $484          $121         $242          $121

These amounts are based upon the 1995 site-specific study estimates (in 1999 and 1998 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $28 million (JCP&L $7 million; Met-Ed $14 million; Penelec $7 million) as of September 30, 1999 and $29 million

GPU, Inc. and Subsidiary Companies


(JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of December 31, 1998, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand; Penelec $450 thousand).

      Offsetting the $494 million liability at September 30, 1999 is $252 million (JCP&L $16 million; Met-Ed $152 million; Penelec $84 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $288 million (JCP&L $112 million; Met-Ed $130 million; Penelec $46 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense for the nine months ended September 30, 1999 amounted to $3.7 million (JCP&L $1.7 million; Met-Ed $1.4 million; Penelec $0.6 million).

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

      At September 30, 1999, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $77 million (JCP&L $19 million; Met-Ed $39 million; Penelec $19 million), which is the difference between the 1995 TMI-1 and TMI-2 site-specific study estimates (in 1999 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $77 million accident-related portion referred to above.

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

GPU, Inc. and Subsidiary Companies


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

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at one of its sites to approximately $9.7 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU Energy companies, could result in assessments of up to $88 million per incident for each of the GPU Energy companies' two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $26.0 million (JCP&L $16.3 million; Met-Ed $6.5 million; Penelec $3.2 million) in any one year under insurance policies applicable to nuclear operations and facilities.

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

     In 1997 and 1998 the U.S. Environmental Protection Agency (EPA) adopted new, more stringent rules on ozone and particulate matter. Several groups have filed suit in the U.S. Court of Appeals to overturn these new air quality standards on the grounds that, among other things, they are based on inadequate scientific evidence. The GPU Energy companies are unable to determine what additional costs, if any, will be incurred if the EPA rules are

GPU, Inc. and Subsidiary Companies


upheld. Moreover, the timing and amounts of expenditures under Titles I and IV of the federal Clean Air Act Amendments of 1990 will be dependent upon the timing of the sales of the related generating facilities.

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

     Pursuant to federal environmental monitoring requirements, Penelec has reported to the Pennsylvania Department of Environmental Protection (PaDEP) that contaminants from coal mine refuse piles were identified in storm water run-off at Penelec's Seward station property. Penelec signed a modified Consent Order, which became effective December 1996, and a third Amendment in December 1998, that establish a schedule for submitting a plan for long-term

GPU, Inc. and Subsidiary Companies


remediation, based on future operating scenarios. Penelec currently estimates that the remediation of the Seward station property will range from $12 million to $20 million and has a recorded liability of $12 million at September 30, 1999. These cost estimates are subject to uncertainties based on continuing discussions with the PaDEP as to the method of remediation, the extent of remediation required and available cleanup technologies. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $12 million at September 30, 1999.

     In 1997, the GPU Energy companies filed with the PaDEP applications for re-permitting seven (JCP&L one; Met-Ed - three; Penelec - three) operating ash disposal sites, including projected site closure procedures and related cost estimates. The cost estimates for the closure of these sites range from approximately $17 million to $22 million, and a liability of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at September 30, 1999. Met-Ed and Penelec expect to be granted recovery of these costs in Phase II of their restructuring proceedings. As a result, a regulatory asset of $17 million (JCP&L $1 million; Met-Ed $4 million; Penelec $12 million) is reflected on the Consolidated Balance Sheets at September 30, 1999. There can be no assurance as to the outcome of these proceedings.

     JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant (MGP) sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 1999, JCP&L has spent approximately $34 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $53 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $53 million due to significant uncertainties, including changes in acceptable remediation methods and technologies. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

     In 1997, JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs was approved by the NJBPU. At September 30, 1999, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L commenced litigation in the New Jersey Superior Court against several of its insurance carriers, relative to these MGP sites and has settled with all but one of those insurance companies.

                       OTHER COMMITMENTS AND CONTINGENCIES

Class Action Litigation:

     In July 1999, New Jersey experienced a severe heat wave that resulted in major power outages and temporary service interruptions including JCP&L's

GPU, Inc. and Subsidiary Companies


service territory. As a result, the NJBPU has initiated an investigation into the reliability of the transmission and distribution systems of all New Jersey utilities and their response to power outages. In addition, two lawsuits were filed in New Jersey Superior Court (Court) against GPU, Inc., JCP&L and certain of their affiliates seeking class action certification for all individuals including customers, businesses and employees, who incurred financial losses, including both compensatory and punitive damages. In October 1999, the GPU defendants' motion to dismiss the complaints was denied and the two proceedings were consolidated and certified as class actions. The GPU defendants have filed a motion for leave to appeal the Court's decision. GPU has notified its insurance carriers who have reserved their rights to contest coverage under GPU's insurance policies for losses which GPU may incur. There can be no assurance as to the outcome of these matters.

      As a result of the fire and explosion in September 1998, at the Longford natural gas plant in Victoria, Australia, three class actions have been brought in Australian Federal Court against Esso Australia Limited and its affiliate
(Esso), the owner and operator of the plant, for losses suffered due to the lack of natural gas supply and related damages. Plaintiffs claim that Esso was negligent in designing, maintaining and operating the Longford plant and also assert claims under various Australian fair trade practices laws.

      Esso has joined as additional defendants the State of Victoria (State) and various State-owned entities which operated the Victorian gas industry prior to its privatization, including Transmission Pipelines Australia (TPA) and its subsidiary Transmission Pipelines (Assets) Australia (TPAA). GPU, Inc. acquired the assets of TPA (renamed GPU GasNet) and TPAA from the State of Victoria in June 1999. Esso has named GPU GasNet as an additional defendant. Under the acquisition agreement with the State, GPU GasNet has indemnified TPA against third party claims. Esso is seeking contribution and indemnity from the third party defendants for any damages for which Esso may be found liable. In addition, Esso has asserted several separate claims against the State and the former State-owned entities for damages, and contends that GPU GasNet assumed TPA's liabilities as part of the State's privatization process.

      GPU GasNet has filed an answer denying liability and has moved to dismiss portions of Esso's claims. GPU GasNet has also notified its insurance carriers of this action. The insurers have reserved their rights to deny coverage. There can be no assurance as to the outcome of this matter.


GPU, Inc. Investments and Guarantees:

     GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and the GPUI Group. At September 30, 1999, GPU, Inc.'s investment in GPU Electric and the GPUI Group was $711 million and $240 million, respectively. As of that date, GPU, Inc. has also guaranteed up to an additional $1.39 billion and $43.4 million (including $22.1 million of guarantees related to domestic operations) of GPU Electric and GPUI Group obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional

GPU, Inc. and Subsidiary Companies


risks inherent to operating in such locations, including foreign currency fluctuations.

      As a result of GPU's purchase from Cinergy Corp. (Cinergy) of the 50% interest in Midlands Electricity plc (Midlands), which GPU did not own, effective in the third quarter of 1999, GPU began accounting for its Midlands investment as a consolidated entity. As a result of this change in accounting, GPU's equity investments as of September 30, 1999 are no longer presented in the Combined Notes to Consolidated Financial Statements since these investments are considered immaterial to GPU's results of operations or financial condition.

GPU Electric

     The Office of Gas and Electricity Markets in the United Kingdom has proposed base rate reductions of 22 to 27 percent for Midlands beginning in April 2000. A final decision on the reductions is expected in the fourth quarter of 1999. There can be no assurance as to the outcome of this matter.
     Midlands has a 40% ownership interest in a 586 MW power project in Pakistan (the Uch Power Project) which was originally scheduled to begin commercial operation in late 1998, but testing and commercial operation have been delayed.

     On June 30, 1999, the Project lenders issued a notice of default to the project sponsors (including Midlands) for failure to obtain permanent financing and repay the construction debt by the original loan due date. In November 1999, the Project sponsors reached an agreement with the Project lenders under which the construction loan terms will be extended, principal and interest payments will be deferred and the Project sponsors have agreed to fund completion of the plant through their remaining equity contribution commitments. Midlands' current investment in the Uch Power Project is approximately $75 million, and its share of the completion costs could represent an additional $12 million investment. Testing and commercial operations of the plant is now anticipated for the beginning of 2000. As part of GPU's purchase of Cinergy's 50% ownership interest in Midlands, Cinergy has agreed to fund up to an aggregate of $20 million of the required capital contributions and/or certain future "cash losses" which GPU could incur on the Uch Power Project. (For further information on the Midlands' purchase, See Note 3, Acquisitions.) There can be no assurance as to the outcome of this matter.


Other:

     GPU's capital programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $453 million (JCP&L $183 million; Met-Ed $97 million; Penelec $98 million; Other $75 million) during 1999.

      The GPU Energy companies have entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which they have ownership interests (JCP&L - 16.67% ownership

GPU, Inc. and Subsidiary Companies


interest in Keystone; and Met-Ed - 16.45% ownership interest in Conemaugh). The GPU Energy companies' share of the cost of coal purchased under these agreements is expected to aggregate $135 million (JCP&L $27 million; Met-Ed $57 million; Penelec $51 million) for 1999. These contracts will be assumed by Sithe, upon the closings of the sales of the GPU Energy companies' fossil generation facilities.

      JCP&L has entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. Payments pursuant to these agreements are estimated to be $114 million in 1999, $91 million in 2000, $99 million in 2001, $109 million in 2002, and $113 million in 2003 and $48 million in 2004.

      GPU AR has entered into contracts to supply electricity to retail customers through December 31, 2000 and estimates that it will spend approximately $21 million to purchase energy and capacity related to these contracts. GPU AR has firm purchase commitments which obligate it to pay approximately $11 million for energy and capacity and has the option to purchase additional amounts under various agreements. GPU, Inc. has guaranteed up to $19 million if GPU AR fails to meet its contractual payment obligations.

      In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. Following its purchase of TMI-1 and Oyster Creek, AmerGen will assume all liability for disposal costs related to spent fuel generated after such sales. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. The DOE's inability to accept spent nuclear fuel could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. TMI-1 has sufficient on-site storage capacity to accommodate spent nuclear fuel through the end of its licensed life. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in northwestern Utah. There can be no assurance as to the outcome of these matters.

      GPU, Inc. and consolidated affiliates have approximately 13,000 employees worldwide, of which nearly 8,100 are employed in the U.S and approximately 3,900 are employed primarily in the United Kingdom. The majority of the U.S. workforce is employed by the GPU Energy companies, of which approximately 4,300 are represented by unions for collective bargaining purposes. Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of
Electrical Workers (IBEW) expire on April 30, 2000 and May 14, 2002, respectively. JCP&L's collective bargaining agreement with the IBEW expired on October 31, 1999 and a new agreement is currently under negotiation. There can be no assurance as to the outcome of these negotiations. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

GPU, Inc. and Subsidiary Companies


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


2.   ACCOUNTING FOR EXTRAORDINARY AND NON-RECURRING ITEMS

JCP&L Restructuring Write-off:

      In May 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings. Accordingly, JCP&L discontinued the application of FAS 71 and has adopted the provisions of FAS 101 and EITF 97-4 with respect to its electric generation operations, effective with the second quarter of 1999. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

      For the quarter ended June 30, 1999, JCP&L recorded a reduction in operating revenues of $115 million relating to the Summary Order which resulted in an after-tax charge to earnings of $68 million, or $0.54 per share. This reduction reflects JCP&L's obligation to refund to customers 5% from rates in effect as of April 30, 1997 for service rendered on and after August 1, 2002 through July 31, 2003.

     Since JCP&L is no longer subject to FAS 71 for the generation portion of its business, GPU performed an impairment test on Oyster Creek in accordance with FAS 121. This test determined that JCP&L's net investment in Oyster Creek, including plant, nuclear fuel and materials and supplies inventories, was impaired. This investment was written down by a total of $676 million (pre-tax) in the second and third quarters of 1999 to reflect its fair market value. This impairment, which was recorded as an extraordinary deduction, was reversed and reestablished as a regulatory asset since the Summary Order provides for rate recovery.

Generation Asset Divestiture:

     In 1997, GPU announced its intention to begin a process to sell, through a competitive bid process, up to all of the fossil-fuel and hydroelectric facilities owned by the GPU Energy companies.

     In March 1999, Penelec sold its 50% interest in the Homer City Station to a subsidiary of Edison Mission Energy for approximately $900 million. As a result, Penelec recorded an after-tax gain of $27.8 million in the first quarter of 1999 for the portion of the gain related to wholesale operations and deferred as a regulatory liability the remaining gain of $596.7 million pending Phase II of the Pennsylvania restructuring proceeding.

GPU, Inc. and Subsidiary Companies


     In July 1999, Penelec sold its 20% interest in the Seneca Pumped Storage Hydroelectric Generating Station to The Cleveland Electric Illuminating Company for $43 million. The sale resulted in the recording of an after-tax gain of $0.9 million in the third quarter of 1999 for the portion of the gain related to wholesale operations and the deferral of the remaining gain of $30.2 million as a regulatory liability pending Phase II of the Pennsylvania restructuring proceeding.

     For information on the GPU Energy companies' pending generation asset sales, see Note 1, Commitments and Contingencies.


3.    ACQUISITIONS

GPU Electric

                 Empresa Distribuidora Electrica Regional, S.A.

      In March 1999, GPU Electric acquired Empresa Distribuidora Electrica Regional, S.A. (Emdersa) for US $375 million. The fair value of the assets acquired totaled approximately $253.4 million and the amount of liabilities assumed totaled approximately $146.7 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. The acquisition was financed through the issuance of commercial paper by GPU Capital, guaranteed by GPU, Inc. and a $50 million contribution from GPU, Inc. The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by $268 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

                        Transmission Pipelines Australia

      In June 1999, GPU Electric acquired TPA, a natural gas transmission business, from the State of Victoria, Australia for A$1.025 billion (approximately US $675 million). TPA has been renamed GPU GasNet. The fair value of the assets acquired totaled approximately US $586 million and the amount of liabilities assumed totaled approximately US $103 million.

      The acquisition was financed through: (1) an A$750 million (approximately US $495 million) senior credit facility, which is non-recourse to GPU, Inc.; and
(2) an equity contribution from GPU Capital of A$275 million (approximately US $180 million) provided through the issuance of commercial paper guaranteed by GPU, Inc.

      The acquisition has been accounted for under the purchase method. The total acquisition cost exceeded the estimated value of net assets acquired by $188.6 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

                            Midlands Electricity plc

      In July 1999, GPU Electric acquired Cinergy's 50% ownership interest in Avon Energy Partners Holdings (Avon), which owns Midlands, for 452.5 million British pounds (approximately US $714 million). GPU and Cinergy had jointly

GPU, Inc. and Subsidiary Companies


formed Avon in 1996 to acquire Midlands. The fair value of the assets acquired by Avon totaled approximately US $4.2 billion and the liabilities totaled approximately US $3 billion.

      GPU Electric financed the acquisition primarily through a combination of equity and debt. The equity was funded from: (1) a US $250 million contribution from GPU, Inc., and (2) the issuance of US $50 million of commercial paper by GPU Capital, which is guaranteed by GPU, Inc. The debt has been provided through a two-year 245 million British pounds (approximately US $382 million) credit agreement entered into by EI UK Holdings, of which GPU, Inc. has guaranteed approximately US $100 million.

      As a result of GPU's purchase of Cinergy's 50% ownership in Midlands, effective in the third quarter of 1999, GPU began accounting for Midlands as a consolidated entity, rather than under the equity method of accounting as was previously the practice. Consequently, Goodwill, net on the Consolidated Balance Sheet increased by approximately $1.7 billion in the third quarter of 1999. Of this amount, $1.6 billion relates to the previous 1996 acquisition of Midlands by GPU and Cinergy and $121 million represents goodwill as a result of GPU's purchase of Cinergy's 50% share of Midlands. The goodwill is being amortized on a straight-line basis over 40 years.


4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     GPU's use of derivative financial and commodity instruments is intended to manage risk. GPU does not intend to hold or issue derivative financial or commodity instruments for trading purposes.

Interest Rate Swap Agreements:

     GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. At September 30, 1999, these agreements covered approximately $1.7 billion of debt, including commercial paper, and are scheduled to expire on various dates through November 2007. GPU Electric records amounts paid and received under the agreements as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions of GPU Electric. For the quarter ended September 30, 1999, fixed rate interest expense exceeded variable rate interest by approximately $17.4 million. For additional information, see GPU Electric and the GPUI Group section of Management's Discussion and Analysis.

     In the third quarter of 1999, Austran Holdings (Austran), a wholly owned subsidiary of GPU Electric, refinanced A$220 million (US $142 million) of GPU PowerNet acquisition debt with proceeds from an Australian Dollar medium term notes issuance. In connection with this debt refinancing program, a loss of A$20.3 million (approximately US $13.3 million) related to certain interest rate swap positions was reflected in GPU's third quarter 1999 earnings.


Indexed Swap Agreement:

      In 1998, GPU International entered into a 10-year indexed swap agreement with Niagara Mohawk Power Corporation which, among other things, provides GPU
                                       67

GPU, Inc. and Subsidiary Companies


International a fixed revenue stream (over the life of the swap agreement) on its investment in the Onondaga Cogeneration project. At September 30, 1999, the indexed swap agreement is valued at $56.9 million and is included in Other Deferred Debits and Other Assets on the Consolidated Balance Sheets.



5. SEGMENT INFORMATION

     The following is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's management evaluates the performance of its business units based upon net income before extraordinary and non-recurring items. For the purpose of providing segment information, domestic electric utility operations (GPU Energy) is comprised of the three electric utility operating companies serving customers in New Jersey and Pennsylvania, as well as Genco, GPUN, GPU Telcom and GPUS. For further information on GPU's organizational structure and businesses, see preface to the Combined Notes to Consolidated Financial Statements.



GPU, Inc. and Subsidiary Companies


Business Segment Data (in thousands)

                                                              Depreciation                                         Investments
                                                   Operating       and     Financing      Net        Total         and Capital
                                                   Revenues   Amortization  Charges     Income(a)   Assets(b)     Expenditures
                                                   --------   ------------  -------     ---------   ---------     ------------

For the nine months ended September 30, 1999

Domestic Segments:
  Electric Utility Operations (GPU Energy)       $2,856,087   $  304,323  $  168,598   $  383,942  $14,323,232     $  212,436
  Independ Power Prod (GPU International)            62,681        7,045         803        3,923      384,176          1,011
  Electric Retail Energy Sales (GPU AR)              61,402          -           -         (6,783)      22,505              -
                                                  ---------    ---------   ---------    ---------   ----------      ----------
      Subtotal                                    2,980,170      311,368     169,401      381,082   14,729,913        213,447
                                                  ---------    ---------   ---------    ---------   ----------      -----------


Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
    Electric Distribution - United Kingdom          119,041       21,587      50,617       44,792    4,529,688        642,453
    Electric Distribution - Argentina                93,700        9,453      15,603        2,590      538,251        399,125
    Electric Transmission - Australia               144,678       32,348      77,994       (4,957)   1,890,968          5,199
    Gas Transmission - Australia                     19,373        3,744      16,719       (3,255)     783,413        652,392
  Independ Power Prod - S. America (GPU Power)       28,727        4,394       2,476        6,150      236,208         30,517
                                                  ---------    ---------   ---------    ---------   ----------      ----------
      Subtotal                                      405,519       71,526     163,409       45,320    7,978,528      1,729,686
                                                  ---------    ---------   ---------    ---------   ----------      ----------

Corporate and Eliminations                              -            -         1,793      (10,336)     (43,253)             -
                                                  ---------    ---------   ---------    ---------   ----------      -----------
   ----------

      Consolidated Total                         $3,385,689   $  382,894  $  334,603   $  416,066  $22,665,188     $1,943,133
                                                  =========    =========   =========    =========   ==========     ===========

For the nine months ended September 30, 1998

Domestic Segments:
  Electric Utility Operations (GPU Energy)       $3,009,856   $  352,427  $  181,747   $  298,118  $13,298,257     $  213,132
  Independ Power Prod (GPU International)            50,459        2,067         460       10,477      397,523         21,203
  Electric Retail Energy Sales (GPU AR)               8,337          -           -         (1,428)       2,651             22
                                                  ---------    ---------   ---------    ---------   ----------     ----------
      Subtotal                                    3,068,652      354,494     182,207      307,167   13,698,431        234,357
                                                  ---------    ---------   ---------    ---------   ----------     ----------

Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
    Electric Distribution - United Kingdom              319          273      23,743       18,863      617,737            -
    Electric Transmission - Australia               135,886       30,455      81,979       24,019    1,788,877         16,930
  Independ Power Prod - S. America (GPU Power)       23,480        4,386       3,317        1,563      237,162         11,295
                                                  ---------    ---------   ---------    ---------   ----------     -----------
      Subtotal                                      159,685       35,114     109,039       44,445    2,643,776        28,225
                                                  ---------    ---------   ---------    ---------   ----------     -----------

Corporate and Eliminations                           (1,362)         -         2,407       (9,127)     (54,098)           -
                                                  ---------    ---------   ---------    ---------   ----------     -----------
   ----------

      Consolidated Total                         $3,226,975   $  389,608  $  293,653   $  342,485  $16,288,109     $  262,582
                                                  =========    =========   =========    =========   ==========     ===========

(a) Represents net income before extraordinary and non-recurring items as discussed in Management's Discussion and Analysis of
    Financial Condition and Results of Operations.

(b) The comparative 1998 Total Assets column is as of December 31, 1998.

                                       69


GPU, Inc. and Subsidiary Companies


6.   COMPREHENSIVE INCOME

     For the nine months ended September 30, 1999 and 1998, comprehensive income is summarized below.

                                                                       (in thousands)
                                                                         Nine months
                                                                      Ended September 30,
GPU, Inc. and Subsidiary Companies                                   1999           1998
----------------------------------                                   ----           -----

Net income                                                         $385,528      $ 276,653
                                                                    -------       --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments                    (5,291)           728
     Foreign currency translation gains/(losses)                     23,375        (15,175)
                                                                    -------       --------
       Total other comprehensive income/(loss)                       18,084        (14,447)
                                                                    -------       --------
Comprehensive income                                               $403,612      $ 262,206
                                                                    =======       ========

JCP&L

Net income                                                         $150,745      $ 184,708
                                                                    -------       --------
Other comprehensive income, net of tax                                 -              -
Comprehensive                                                      -------        --------
income                                                             $150,745      $ 184,708
                                                                    =======       ========

Met-Ed

Net income                                                         $ 93,596      $  32,929
                                                                    -------       --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments                     2,881           (892)
                                                                    -------       --------
Comprehensive income                                               $ 96,477      $  32,037
                                                                    =======        ========
Penelec

Net income                                                         $107,950      $  21,586
                                                                    -------       --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(losses) on investments                     1,373           (470)
                                                                    -------       --------
Comprehensive income                                               $109,323      $  21,116
                                                                    =======       ========






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

                    A - GPU, Inc. and Subsidiary Companies
                    B - JCP&L
                    C - Met-Ed
                    D - Penelec

                (27)   Financial Data Schedules

                    A - GPU, Inc. and Subsidiary Companies
                    B - JCP&L
                    C - Met-Ed
                    D - Penelec

               (b) Reports on Form 8-K
                      GPU, Inc.
                      Dated August 13, 1999, under Item 5 (Other Events). Dated August 16, 1999, under Item 5 (Other Events). Dated September 15, 1999, under Item 5 (Other Events). Dated October 19, 1999, under Item 5 (Other Events). Dated November 5, 1999, under Item 5 (Other Events).

                      Jersey  Central Power & Light Company
                      Dated September 15, 1999, under Item 5 (Other Events). Dated October 19, 1999, under Item 5 (Other Events). Dated November 5, 1999, under Item 5 (Other Events).

                      Metropolitan Edison Company
                      Dated August 16, 1999, under Item 5 (Other Events). Dated August 18, 1999, under Item 5 (Other Events). Dated November 5, 1999, under Item 5 (Other Events).

                      Pennsylvania Electric Company
                      Dated August 16, 1999, under Item 5 (Other Events). Dated November 5, 1999, under Item 5 (Other Events).

GPU, Inc. and Subsidiary Companies


                                          Signatures
                                          ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                GPU, INC.



November 10, 1999          By:  /s/ B. L. Levy
                               ----------------------------------------
                                B. L. Levy, Senior Vice President
                                (Chief Financial Officer)



November 10, 1999          By:  /s/ P. E. Maricondo
                               ---------------------------------------
                                P. E. Maricondo, Vice President
                                and Comptroller
                                (Chief Accounting Officer)



                                JERSEY CENTRAL POWER & LIGHT COMPANY
                                METROPOLITAN EDISON COMPANY
                                PENNSYLVANIA ELECTRIC COMPANY



November 10, 1999          By:  /s/ R. L. Wise
                               ---------------------------------------
                                R. L. Wise, President
                                (Principal Operating Officer)


November 10, 1999          By:  /s/ M. P. O'Flynn
                               ---------------------------------------
                                M. P. O'Flynn, Vice President- Finance
                                and Rates & Comptroller
                                (Principal Accounting Officer)