Form 10-K
period 1999-12-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2000-03-20
CIK 40779, 53456, 65350, 77227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---   ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from --------- to ---------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Registrant                  Title of each class            which registered
------------------------    -------------------        --------------------

GPU, Inc.                   Common Stock, par value
                            $2.50 per share           New York Stock Exchange

Jersey Central Power &      First Mortgage Bonds:
  Light Company             6 3/8% Series due 2003    New York Stock Exchange
                            7 1/8% Series due 2004    New York Stock Exchange
                            7 1/2% Series due 2023    New York Stock Exchange
                            6 3/4% Series due 2025    New York Stock Exchange

                                                        Name of each exchange
Registrant                  Title of each class            which registered
------------------------    -------------------        --------------------

Jersey Central Power &      Cumulative Preferred
  Light Company (continued) Stock, $100 stated value

                            4% Series                 New York Stock Exchange
                            7.52% Series              New York Stock Exchange
                            8.65% Series              New York Stock Exchange

                            Monthly Income Preferred
                            Securities, 8.56%
                            Series A, $25 stated
                            value (a)                 New York Stock Exchange

Metropolitan Edison         Trust Preferred
Company                     Securities, 7.35% Series A,
                            $25 stated value (b)      New York Stock Exchange

Pennsylvania Electric       Trust Preferred
Company                     Securities, 7.34% Series A,
                            $25 stated value (c)      New York Stock Exchange

(a) Issued by JCP&L Capital, L.P., and unconditionally guaranteed by Jersey Central Power & Light Company.

(b) Issued by Met-Ed Capital Trust, and represents a beneficial interest in the trust equal to a cumulative preferred limited partnership interest in Met-Ed Capital II, L.P.

(c) Issued by Penelec Capital Trust, and represents a beneficial interest in the trust equal to a cumulative preferred limited partnership interest in Penelec Capital II, L.P.

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

      The aggregate market value of the registrants' voting stock held by non-affiliates based on the closing price of $25.00 on March 15, 2000 was:

      Registrant                                          Amount
      ------------------------------------            --------------
      GPU, Inc.                                       $3,024,666,325

      The number of shares outstanding of each of the registrants' classes of voting stock as of March 15, 2000 was as follows:

                                                                     Shares
Registrant                           Title                         Outstanding
------------------------------------ ----------------------------- -----------
GPU, Inc.                            Common Stock, $2.50 par value 120,986,653
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Stockholders of GPU, Inc.
(Part III)
-----------------------------------------------------------------------------

      This combined Form 10-K is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS

                                                                      Page
                                                                      Number
                                                                      ------

Part I

    Item  1.    Business                                                 1
    Item  2.    Properties                                              27
    Item  3.    Legal Proceedings                                       30
    Item  4.    Submission of Matters to a Vote of Security Holders     30


Part II

    Item  5.    Market for Registrant's Common Equity and
                Related Stockholder Matters                             31
    Item  6.    Selected Financial Data                                 31
    Item  7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     32
    Item  7A.   Quantitative and Qualitative Disclosures about
                Market Risk                                             32
    Item  8.    Financial Statements and Supplementary Data             32
    Item  9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     32


Part III

    Item 10.    Directors and Executive Officers of the Registrant      33
    Item 11.    Executive Compensation                                  36
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                          42
    Item 13.    Certain Relationships and Related Transactions          43


Part IV

    Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     44


Signatures                                                              58

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

     GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc.
(GPUN).  GPU Capital,  Inc. and GPU Electric,  Inc. and their  subsidiaries own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include: GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

     GPU is subject to  regulation  by the  Securities  and Exchange  Commission
(SEC) under the 1935 Act. The GPU Energy companies' retail rates, conditions of service, and issuance of securities are subject to regulation in the state in which each utility operates - in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PaPUC). The Nuclear Regulatory Commission (NRC) regulates the ownership and operation of nuclear generating stations. The GPU Energy companies are also subject to wholesale rate and other regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act. In addition, certain foreign subsidiaries and affiliates are subject to rate and other regulation (see REGULATION section).

     Financial information with respect to the business segments of GPU is provided in Note 13, Segment Information, of the Combined Notes to the Consolidated Financial Statements.

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved.

     Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; energy prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

                            SIGNIFICANT DEVELOPMENTS
                            ------------------------

Business Outlook
----------------

     In 1999, GPU began implementing its strategy for building shareholder value by focusing on its core business: energy infrastructure service. Part of GPU's strategy has been to divest all of its generation assets. GPU has decided to limit its exposure to fluctuating power prices, because it believes that, in a deregulated environment, only very large generators with the resources to absorb market risk could be successful in this arena. It was GPU's judgment that it did not have sufficient size or resources to compete successfully as a major energy supplier.

     In March 1999, Penelec sold its 50% interest in the Homer City Station (Homer City) to a subsidiary of Edison Mission Energy for approximately $900 million. This was followed by the sale of Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility to Cleveland Electric Illuminating Company in July 1999 for $43 million, and finally, in November 1999, the sale of substantially all of the GPU Energy companies' remaining fossil and hydroelectric generating assets to Sithe Energies (Sithe) for approximately $1.6 billion. (In February 2000, Penelec agreed to sell its Deep Creek Lake property to the State of Maryland for $17.6 million.)

     Then, in December 1999, the GPU Energy companies completed the sale of the Three Mile Island Unit 1 (TMI-1) nuclear generating station to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for a total purchase price of approximately $100 million. AmerGen has also agreed to purchase JCP&L's Oyster Creek nuclear generating station (Oyster Creek), for approximately $10 million.

     With generation no longer a significant part of GPU's business, GPU will now be able to focus more closely on its lower risk asset base by strengthening the transmission and distribution core of its business. These assets, which remain subject to regulation, are dependable sources of cash flow that GPU will use to reduce outstanding debt, repurchase its common stock and pay common dividends. To this end, in January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of common stock. Through December 1999, 6.4 million shares of common stock, or approximately 5% of the outstanding shares, have been repurchased since the start of the program at an average price of $35.25 per share. GPU recognizes that the key to its future success is the ability to effectively grow its infrastructure business. GPU also sees the potential to expand its infrastructure business in other areas, including telecommunications facilities and other energy service businesses.

     In addition to divesting its generation assets, GPU plans to raise at least $500 million in cash by reducing its ownership in non-core and underperforming assets. Since the mid 1990s, GPU has been acquiring regulated businesses abroad. GPU's electric and gas transmission businesses serve 4.6 million customers worldwide; GPU Energy in the United States, Midlands Electricity plc (Midlands) in the United Kingdom (UK), Emdersa in Argentina and GPU PowerNet and GPU GasNet in Australia. In July 1999, GPU purchased from Cinergy Corp. the 50% interest in Midlands which it did not already own.

     In December 1999, GPU announced it would seek to sell its Australian subsidiaries - GPU PowerNet, an electric transmission network, acquired in October 1997 and GPU GasNet, a gas transmission pipeline, acquired in June 1999. GPU Electric paid approximately $1.9 billion and $675 million for the businesses, respectively.

     The  proposed  Australian  asset sale  represents  GPU's  determination  to effectively redeploy its capital. GPU is committed to the sale of under-performing assets in order to retire debt, repurchase common stock (through the $350 million share repurchase program) and invest in higher growth initiatives.

     GPU's goal is to achieve a 5% annual growth in earnings per share and is looking to invest in non-regulated growth areas that fit within its utility services focus.

     In December 1999, GPU, Inc. agreed to acquire MYR Group Inc. (MYR). MYR, an infrastructure service company based near Chicago, is the fifth largest specialty contractor in the United States. It builds and maintains power lines for electric utilities, telecommunications companies and industrial and commercial facilities. MYR also builds cellular towers for the wireless communications market. GPU, Inc. has agreed to purchase MYR for approximately $215 million, or $30.10 per MYR share, subject to the receipt of regulatory approval, and expects MYR to act as a platform for future growth in the non-regulated construction services area. Other non-regulated activities GPU has targeted include telecommunications and related utility infrastructure services.

     GPU is also seeking to improve customer service in domestic markets. In 1999, customer service showed a major opportunity for improvement following the widespread power outages that occurred during the summer's heat storm. In response, GPU Energy has, among other things, committed another $40-50 million to improve the reliability of its service.

     GPU has also initiated a program of planned cost reductions of $100 million ($55 million in 2000 and $45 million in 2001). The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001. In addition, Midlands plans to make cost reductions of $25 million in 2000 and $5 million in 2001.

Competitive Business Risks
--------------------------

     Currently, and increasingly in the future, the GPU Energy companies expect they will be serving customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be more limited. In addition, inflation could adversely affect the GPU Energy companies since these increased costs may not be recoverable under existing rate caps. Although the GPU Energy companies have essentially exited the generation business, they will continue to have the obligation to supply energy to customers who do not choose an alternate supplier. This energy supply will largely come from contracted and open market purchases. While management has implemented an energy risk management program to address the market risks associated with these purchases, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers at costs which they will be able to recover.

     GPU, Inc. has made significant investments in foreign businesses and facilities through GPU Electric and the GPUI Group. At December 31, 1999, GPU's investment in GPU Electric and the GPUI Group was $1.06 billion and $232 million, respectively. As of that date, GPU, Inc. had also guaranteed up to an additional $1.04 billion and $30 million (including $9 million of guarantees related to domestic operations) of GPU Electric and GPUI Group outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations. GPU uses derivative instruments primarily to manage the risk of interest rate, foreign currency and commodity price fluctuations. GPU does not intend to hold or issue derivative instruments for trading purposes.

Restructuring Actions
---------------------

     In May 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. The Summary Order provides for, among other things, customer choice of electric generation supplier beginning August 1, 1999 and full recovery of stranded costs. New Jersey utilities began accepting customer selection of suppliers in October 1999. By year-end, approximately 2.5% of the GPU Energy companies' New Jersey non-residential customers and less than 1% of their residential customers had selected an alternate supplier.

     In 1996, Pennsylvania adopted the Customer Choice Act, which provided for the restructuring of the electric utility industry. In 1998, the PaPUC issued Restructuring Orders to Met-Ed and Penelec which, among other things, provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to the results of the generation divestitures. The Restructuring Orders also gave all Pennsylvania customers the ability to choose their electric generation supplier beginning January 1, 1999. By year-end, approximately 18% (approximately 70% of the energy delivered) of the GPU Energy companies' Pennsylvania non-residential customers and 5% of their residential customers had selected an alternate supplier.

Domestic Energy Supply
----------------------

     As a result of the NJBPU and the PaPUC's restructuring decisions, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have largely divested their generation business, there will be increased market risks associated with supplying that electricity, since the GPU Energy companies will have to supply energy to non-shopping customers entirely from contracted and open market purchases. While JCP&L is permitted to recover reasonably and prudently incurred costs associated with providing basic generation service to non-shopping customers, Met-Ed and Penelec are generally unable to recover their energy costs in excess of established rate caps. While management has implemented an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

     Currently, the GPU Energy companies have 285 megawatts (MW) of generating capacity remaining to meet customer needs. They also have contracts with nonutility generators totaling 1,606 MW and JCP&L has agreements with other utilities to provide for up to 584 MW of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001 and from Oyster Creek (following its sale) through March 31, 2003. In addition, the GPU Energy companies have the right to call on the capacity of the Homer City Station (up to 942 MW) through May 31, 2001 and up to 4,117 MW of capacity from the generating stations sold to Sithe through May 31, 2002 to satisfy the GPU Energy companies' installed capacity obligations. The GPU Energy companies' remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods.

     As noted above, Met-Ed and Penelec's customers have been permitted to choose their generation supplier since January 1, 1999. The PaPUC has approved a competitive bid process to assign provider of last resort (PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003, to licensed generation suppliers. This alternative supply service is referred to as Competitive Default Service
(CDS). In 1999, Met-Ed and Penelec issued requests for bids to provide PLR service for 20% of their customers, beginning in June 2000, as required by the PaPUC. In February 2000, Met-Ed and Penelec announced that no bids were received in response to their offer and, as a result, they would be increasing their forward purchasing of electric power to accommodate the 20% of customers for whom they will continue to be the default supplier. Met-Ed and Penelec are developing a proposal for a comprehensive solution for default energy supply service in Pennsylvania, which they plan to submit to the PaPUC.

     JCP&L is required to provide basic generation service (BGS) to retail customers who choose to remain with JCP&L as generation customers until July 31, 2002. Thereafter, BGS service will be bid out at the pre-established BGS rates. Any payment received or required by JCP&L resulting from the bidding process will be deferred for future refund or recovery. The specific details of the BGS bidding process will be the subject of a future NJBPU proceeding.

                              INDUSTRY DEVELOPMENTS
                              ---------------------

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

The Energy Policy Act of 1992 (EPAct) furthered competition among utilities and non-utility generators (NUGs) in the wholesale electric generation market, accelerating industry restructuring. The FERC has required utilities to provide open access and comparable transmission service to third parties. Pennsylvania and New Jersey have adopted comprehensive legislation providing for the restructuring of the electric utility industry, and implementing orders have been issued by the PaPUC and the NJBPU.

     GPU has been active both on the federal and state levels in helping to shape electric industry restructuring while seeking to protect the interests of its shareholders and customers, and is attempting to assess the impact that these industry changes will have on its financial condition and results of operations.

                            THE GPU ENERGY COMPANIES
                            ------------------------

     The electric generation and transmission facilities of the GPU Energy companies are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 1999, the GPU Energy companies' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 1999, sales to customers by customer class were as follows:

                 % Operating Revenues             % KWH Sales
               ----------------------------  --------------------------
               Total JCP&L   Met-Ed Penelec  Total JCP&L Met-Ed Penelec
               ----- -----   ------ -------  ----- ----- ------ -------

Residential      47    46      55     46      36    42     36      28
Commercial       36    40      29     32      35    40     29      32
Industrial       15    13      15     18      27    17     34      36
Other*            2     1       1      4       2     1      1       4
                ---   ---     ---    ---     ---   ---    ---     ---
                100   100     100    100     100   100    100     100
                ===   ===     ===    ===     ===   ===    ===     ===

  * Rural electric cooperatives, municipalities, street and highway lighting, and others.

     The GPU Energy companies also make interchange and spot market sales of electricity to other utilities. Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for less than 1.5%, 1% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 8%, 5% and 8%, respectively, of such revenues.

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

     The GPU Energy companies' transmission facilities are physically interconnected with neighboring nonaffiliated utilities in Pennsylvania, New Jersey, Maryland, New York and Ohio. The interconnection facilities are used for substantial capacity and energy interchange and purchased power transactions, as well as emergency assistance. The GPU Energy companies are members of the PJM Power Pool and the Mid-Atlantic Area Council, an organization providing coordinated review of the planning by utilities in the PJM area. The PJM Power Pool is a limited liability company governed by an independent board of managers recognized by the FERC as an Independent System Operator. Also in 1997, the FERC directed the GPU Energy companies to implement a single-system transmission rate, effective April 1, 1998. The implementation of a single-system rate has not affected total transmission revenues; however, it has increased the pricing for transmission service in Met-Ed and Penelec's service territories and reduced the pricing for transmission service in JCP&L's service territory.

     The GPU Energy companies have requested the FERC to reconsider its ruling requiring a single-system transmission rate. The Restructuring Orders for Met-Ed and Penelec provide for a transmission and distribution rate cap exception to recover the increase in the transmission rate from Met-Ed and Penelec's retail customers in the event the FERC denies the request for reconsideration of the single-system transmission rate. The FERC's ruling may also have the effect of reducing JCP&L's transmission rates. There can be no assurance as to the outcome of this matter.

                          Investments in FUCOS and EWGS
                          -----------------------------

     GPU, Inc. has SEC authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, approximately $2.4 billion as of December 31, 1999. At December 31, 1999, GPU, Inc. has remaining authorization to finance approximately $245 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.

                                  GPU Electric
                                  ------------

     GPU Electric owns electric and gas transmission and distribution businesses in England, Australia and Argentina. Through its ownership in Midlands, GPU Electric also has ownership interests in operating generating facilities located in foreign countries totaling 4,244 MW (of which GPU Electric's equity interest represents 1,163 MW) of capacity. At December 31, 1999, GPU, Inc.'s aggregate investment in GPU Electric was $1.06 billion. GPU, Inc. has also guaranteed up to an additional $1.04 billion of outstanding GPU Electric obligations.

     Midlands operated an electricity supply business within and outside its regulated area until June 1999 when Midlands' then owners, GPU and Cinergy Corp. sold the business, including obligations under Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital.

     Midlands will continue to own and operate its network of power cables and substations.

     Midlands' primary business is the distribution of electricity across its authorized area, which has an estimated population of approximately 5 million residents and includes the area of Birmingham, parts of Staffordshire and the rural areas of Gloucestershire, Shropshire and Hereford and Worcester. Although historically industrial, the area's economy is less dominated by heavy manufacturing and has seen increased growth in the commercial sector. Midlands provides service connections to customers as well as for street lighting, traffic lights and other installations from its main networks.

     Midlands is also engaged in non-regulated activities, including electricity generation, electrical contracting, metering services and related businesses.

     Through its subsidiary Midlands Power International Limited (MPI), Midlands has ownership interests in several generating stations, including a 40% equity interest in the Uch Power Project in Pakistan. As with many other independent power projects in Pakistan, the Uch Power Project has experienced difficulties and delays; however, the plant is currently anticipated to begin commercial operation in 2000. At this time, MPI does not intend to invest in any new generation projects.

      GPU GasNet owns and maintains the high pressure gas transmission pipeline network, which serves a total consumption base of approximately 1.3 million residential customers and approximately 40,000 industrial and commercial users throughout Victoria. GPU GasNet's primary responsibility is to transport gas from the Longford gas treatment plant in South East Victoria and from gas fields in the Southwest to the major load centers in Victoria.

      The transmission assets consist of two networks - the Principal System and the smaller Western System which are connected by the Southwest pipeline. GPU GasNet's major assets are steel and other pipelines, compressors, regulating and injector stations, transfer meters and a liquefied natural gas storage facility. GPU GasNet has recently completed a number of strategic construction projects to expand and augment its system, improve security of supply and take advantage of expected growth in gas consumption, including completion of a major interconnection between the Victorian and New South Wales transmission systems.

     GPU GasNet's business consists of three distinct segments: Gas Transmission, which is regulated by tariff and represents approximately 84% of total revenues; Excluded Services, such as custody transfer metering and LNG services which are regulated but not subject to formula-based price controls and which represent about 15% of total revenues; and Competitive Services, such as engineering and construction services, which are unregulated but account for less than 1% of total revenues.

     GPU PowerNet owns and maintains the high voltage electricity transmission system in Victoria covering an area of approximately 87,900 square miles and a population of approximately 4.5 million. Its assets are comprised of overhead transmission lines (ranging from 66KV to 500KV), underground cable, galvanized steel towers and switchyards, terminal and transformer stations.

     The primary function of GPU PowerNet is to transport electricity from power stations to the major load centers in greater Melbourne as well as to the neighboring state of New South Wales, and to large industrial users. VNSC provides monitoring, remote control and operational coordination of the transmission network.

     Under the current Victorian regulatory regime, GPU PowerNet's operations fall into three separate business segments: Prescribed Services, which are subject to regulation under GPU PowerNet's tariff order; Excluded Services, which are new transmission services not subject to revenue regulation, but which, by law, must be provided on a "fair and reasonable" basis; and Other Services, which represent all other business operations such as telecommunication, asset management and technical services, and are not subject to revenue regulation. Prescribed Services currently make up in excess of 95% of GPU PowerNet's total revenues. This percentage is expected to decline over time, however, with the growth in non-regulated business activities.

     GPU Electric acquired Emdersa, an Argentine holding company in March 1999. Emdersa's principal business operations consist of the distribution of electricity through its three operating companies, Edesa, Edelar and Edesal. These companies service approximately 335,000 customers in a 124,300 square mile area in the three north western provinces of San Luis, La Rioja and Salta. The customer base includes residential, commercial, industrial, public lighting and irrigation customers.

     Emdersa acquires electricity primarily from the Wholesale Electricity Market. Each of Emdersa's three operating companies distributes electricity to end users and operates on the basis of exclusive contracts to distribute electricity, which have been granted by the respective provincial governments. The operating companies' rates are embodied in and subject to specific tariff structures which are in effect for five years and expire as follows: La Rioja in June 2000; Salta in August 2001; and Edesal in March 2003.

                                   GPUI GROUP
                                   ----------

     The GPUI Group has ownership interests in six operating cogeneration plants in the U.S. totaling 1,014 MW (of which the GPUI Group's equity interest represents 496 MW) of capacity, and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At December 31, 1999, GPU, Inc.'s aggregate investment in the GPUI Group was $232 million. GPU, Inc. has also guaranteed up to an additional $29.9 million of outstanding GPUI Group obligations.

      In June 1998, Onondaga Cogeneration L.P. (Onondaga), a GPU International subsidiary, and Niagara Mohawk Power Corporation (NIMO) renegotiated their existing power purchase agreement and entered into a 10-year power put indexed swap agreement.

      The power put agreement gives Onondaga the right, but not the obligation, to sell energy and capacity to NIMO at a proxy market price up to the specified contract quantity.

      Under the indexed swap agreement, Onondaga pays NIMO the market price of energy and capacity and NIMO pays Onondaga a contract price which is fixed for the first two years and then adjusted monthly, according to an indexing formula, for the remaining term. At December 31, 1999 and 1998, the unamortized balance of the swap contract was valued at $55.1 million and $62.4 million, respectively, and was included in Other - Deferred Debits and Other assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows related to payments expected to be received by Onondaga. A corresponding amount was recorded in deferred revenue and will be recognized to income over a period not to exceed 10 years.

     Concurrent with the establishment of a competitive market for electricity in New York (Power Exchange) and meeting specific trading volume criteria, certain rights between Onondaga and NIMO expire under the power put agreement. As a result, in 2000, GPU International expects to recognize in income all proceeds from the renegotiated agreements, including the unamortized balance of the deferred revenue from the indexed swap agreement, which will be largely offset by an impairment of the Onondaga facility and a provision for out-of-market gas transportation costs.

                                CAPITAL PROGRAMS
                                ----------------

GPU Energy Companies
--------------------

     The GPU Energy companies' capital spending in 1999 was $291 million (JCP&L $141 million; Met-Ed $66 million; Penelec $78 million; Other $6 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities, for new customer connections and to implement an integrated information system. In 2000, capital expenditures are estimated to be $349 million (JCP&L $178 million; Met-Ed $57 million; Penelec $82 million; Other $32 million), primarily for ongoing T&D system development.

GPU Electric
------------

     GPU Electric's capital spending in 1999 was $129 million and was used primarily for improvements to GPU PowerNet, Emdersa and Midlands' facilities. Infrastructure-related capital expenditures are forecasted to be $213 million in 2000.

GPUI Group
----------

     The GPUI  Group's  capital  spending  was $32  million in 1999 and was used
primarily  for   construction   by  one  of  the  GPUI  Group's  South  American
subsidiaries. Capital expenditures are forecasted to be $6 million in 2000.

                             FINANCING ARRANGEMENTS
                             ----------------------

GPU, Inc.
---------

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through December 31, 1999, GPU, Inc. has repurchased 6.4 million shares of common stock at an average price of $35.25 per share.

     GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiable market rates.

     GPU, Inc. and the GPU Energy companies have available $450 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $265 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

     GPU, Inc. has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001, the proceeds from which could be utilized to repay short-term debt or to finance additional investments. Further significant investments by GPU Electric and/or the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy Companies
--------------------

     Met-Ed and Penelec have regulatory approval to issue through December 31, 2000 senior notes and preferred securities in aggregate amounts of $150 million and $275 million, respectively, of which up to $25 million for each company may consist of preferred securities. JCP&L has regulatory approval to issue through December 31, 2000, senior notes in the aggregate amount of $300 million. Met-Ed and JCP&L will be issuing secured senior notes (collateralized by first mortgage bonds (FMBs) issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

     Current plans call for the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities,  refinance  outstanding  senior securities and finance  construction activities. Following the initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt, which is senior to the senior notes.

     In  August  1999,   JCP&L  filed  a  petition  with  the  NJBPU  requesting
authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at

September 1, 2000. The petition also requests that the NJBPU Order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L has amended its petition to include requests to securitize the up-front decommissioning and outage payments it has agreed to make under the Oyster Creek sale agreement.

     The GPU Energy companies' bond indentures include provisions that limit the amount of FMBs the companies may issue. The GPU Energy companies' interest coverage ratios are currently in excess of indenture restrictions. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred dividend coverage ratio is currently in compliance with the charter restrictions.

     In 1999, Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock for $12.5 million and $17.4 million, respectively. Also in 1999, Met-Ed and Penelec redeemed all of their outstanding shares of Subsidiary-obligated mandatorily redeemable preferred securities for $100 million and $105 million, respectively.

     In 1999, JCP&L redeemed $30 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

     In 1999, Penelec redeemed $600 million of FMBs with proceeds from the sale of its interest in Homer City and issued $350 million of unsecured senior notes, the proceeds from which were used to redeem or repurchase other outstanding securities, reduce short-term borrowings, fund its construction program and for other corporate purposes.

     In 1999, Met-Ed and Penelec each issued $100 million of trust preferred securities, at 7.35% and 7.34%, respectively.

     The GPU Energy companies' cost of capital and ability to obtain external financing are affected by their security ratings, which are periodically reviewed by the credit rating agencies. The GPU Energy companies' FMBs are currently rated at an equivalent of "A" or higher by the major credit rating agencies, while the preferred stock, mandatorily redeemable preferred securities and trust preferred securities have been assigned an equivalent of "BBB+" or higher. In addition, the GPU Energy companies' commercial paper is rated as having high credit quality.

      At December 31, 1999, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $10 million and $49 million, respectively, net of amounts restricted under the companies' respective FMB indentures. In addition, Met-Ed and Penelec had capital surplus of $400 million and $285 million, respectively, which would also be available to pay common dividends, to the extent authorized by the SEC and as may be permitted under their respective FMB indentures. Met-Ed and Penelec have requested SEC approval to utilize amounts now accounted for as capital surplus to declare and pay common dividends, from time to time through December 31, 2001, so long as their common equity ratios and GPU, Inc.'s common equity ratio are not less than 30% of total capitalization. At December 31, 1999, the common equity ratios of Met-Ed, Penelec and GPU, Inc. were 43.7%, 44.4% and 30.2%, respectively.

      Payments for maturing long-term debt were $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999, and are expected to total $101 million (JCP&L $51 million; Met-Ed $50 million) in 2000 and $51 million for JCP&L in 2001. Management estimates that a substantial portion of the GPU Energy companies' 2000 capital outlays will be satisfied through internally generated funds.

Met-Ed Capital Trust and Penelec Capital Trust
----------------------------------------------

      Met-Ed Capital Trust (Met-Ed Trust) was created in May 1999 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust preferred securities (Trust Preferred Securities) each representing a 7.35% Cumulative Preferred Security (Met-Ed Partnership Preferred Securities) of Met-Ed Capital II, L.P. Met-Ed Capital II, L.P. is the sponsor of Met-Ed Trust. As of December 31, 1999, the assets of Met-Ed Trust consisted solely of 4 million outstanding shares of Met-Ed Partnership Preferred Securities with an aggregate stated liquidation amount of $100 million. Distributions were made on the Trust Preferred Securities during 1999 in the aggregate amount of $3,736,250. Expenses of Met-Ed Trust for 1999 were approximately $15,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only.

      Penelec Capital Trust (Penelec Trust) was created in June 1999 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing Trust Preferred Securities each representing a 7.34% Cumulative Preferred Security (Penelec Partnership Preferred Securities) of Penelec Capital II, L.P. Penelec Capital II, L.P. is the sponsor of Penelec Trust. As of December 31, 1999, the assets of Penelec Trust consisted solely of 4 million outstanding shares of Penelec Partnership Preferred Securities with an aggregate stated liquidation amount of $100 million. Distributions were made on the Trust Preferred Securities during 1999 in the aggregate amount of $3,364,167. Expenses of Penelec Trust for 1999 were approximately $15,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only.

GPU Electric
------------

      GPU Capital has a $1 billion 364-day senior revolving credit agreement due in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 1999, $768 million was outstanding under the commercial paper program, of which $370 million is included in long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount of the commercial paper on a long-term basis.

      In 1999, GPU Capital sold $373 million of commercial paper to refinance all its outstanding borrowings related to the 1996 acquisition of a 50% interest in Midlands. In addition, in 1999, GPU Capital sold $50 million of commercial paper to partially fund the acquisition of Cinergy's 50% ownership of Midlands. The Emdersa and GPU GasNet acquisitions, in 1999, were also partially funded by commercial paper sales of $323 million and $180 million, respectively.

      Also in 1999, GPU Capital borrowed A$750 million (approximately US $495 million) under a senior credit facility to fund the acquisition of GPU GasNet and (pound)245 million (approximately US $382 million) under a term loan to fund its acquisition of the remaining 50% interest in Midlands.

      GPU Australia Holdings, Inc. has $270 million available under its senior revolving credit facility which expires in November 2002. This facility, in combination with other GPU, Inc. credit facilities, serves as credit support for GPU Australia Holdings' $350 million commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. GPU Australia Holdings has $182 million outstanding under its commercial paper program as of December 31, 1999. In 1999, GPU Australia Holdings refinanced $350 million of outstanding long-term debt associated with the GPU PowerNet acquisition.

      Austran Holdings, Inc. (Austran), a wholly-owned indirect subsidiary of GPU Electric, has a A$500 million (approximately US $328 million) commercial paper program to refinance the maturing portion of the senior debt credit facility used to finance the GPU PowerNet acquisition. GPU PowerNet has guaranteed Austran's obligations under this program. As of December 31, 1999, Austran had outstanding approximately A$420 million (approximately US $275 million) under this program.

      In 1999, Austran refinanced A$220 million (approximately US $142 million) of GPU PowerNet acquisition debt with proceeds from an Australian Dollar medium term note issuance. In connection with this debt refinancing program, a loss of A$20.3 million (approximately US $13.3 million) related to certain interest rate swap positions was reflected in GPU's 1999 earnings. In addition, Austran issued A$50 million (approximately US $32 million) of variable rate and A$120 million (approximately US $77 million) of fixed rate medium term notes, proceeds of which were used to refinance acquisition debt.

      Midlands maintains a (pound)200 million (approximately US $323 million) syndicated revolving credit facility with a bank for working capital purposes, which matures May 2001. At December 31, 1999, (pound)87 million (approximately US $140 million) was outstanding under this facility.

      Payments for maturing long-term debt were $453 million in 1999, and are expected to total $475 million in 2000 and $1 billion in 2001. Capital outlays for 2000 will be satisfied through both internally generated funds and external financings.

GPUI Group
----------

      GPU International has a revolving credit agreement providing for borrowings through December 2000 of up to $30 million outstanding at any one time, of which up to $15 million may be utilized to provide letters of credit. GPU, Inc. has guaranteed GPU International's obligations under this agreement. At December 31, 1999, no borrowings or letters of credit were outstanding under this facility.

      Payments for maturing long-term debt were $28 million in 1999, and are expected to total $5 million in 2000 and $7 million in 2001. Capital outlays for 2000 will be satisfied by means of internally generated funds and external financings.

                LIMITATIONS ON ISSUING ADDITIONAL SECURITIES
                --------------------------------------------

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

      Penelec issued $350 million of senior notes in 1999. It does not intend to issue any additional FMBs under its Mortgage and Deed of Trust.

      At December 31, 1999, net earnings requirements would have permitted JCP&L and Met-Ed to issue $1.3 billion and $879 million, respectively, principal amount of additional FMBs at an assumed 8% interest rate. However, JCP&L had bondable value of property additions sufficient to permit it to issue only approximately $370 million principal amount of additional FMBs, as well as issue approximately $361 million of FMBs against retired FMBs. Met-Ed could issue approximately $121 million of FMBs against retired FMBs.

      In general, the FMB indentures permit the GPU Energy companies to direct the trustee to utilize cash on deposit to purchase callable or maturing bonds and to purchase bonds in the market at not more than 105% of their principal amount, plus accrued interest.

      Among other restrictions, JCP&L's charter provides that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of (a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 1999, these provisions would have permitted JCP&L to issue $950 million stated value of cumulative preferred stock at an assumed 8.5% dividend rate.

      JCP&L's charter also provides that, without the consent of the holders of a majority of the total voting power of JCP&L's outstanding preferred stock, JCP&L may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by JCP&L or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years

(or within three years of maturity for all unsecured indebtedness having original maturities in excess of ten years) would exceed 10% of the aggregate of
(a) the total principal amount of all outstanding secured indebtedness issued or assumed by JCP&L and (b) the capital and surplus of JCP&L. At December 31, 1999, these restrictions would have permitted JCP&L to have approximately $265 million of unsecured indebtedness outstanding.

      JCP&L has obtained authorization from the SEC to incur short-term debt (including indebtedness under the revolving credit agreement and commercial paper program) up to its charter limitation.

      In February 1999, Met-Ed and Penelec redeemed all their cumulative preferred stock. As a result, their charters no longer restrict the amount of preferred stock or unsecured indebtedness they may have outstanding. Met-Ed and Penelec are each limited by SEC authorization to $150 million of short-term debt outstanding at any one time.

                                   REGULATION
                                   ----------

      As a registered holding company, GPU, Inc. is subject to regulation by the SEC under the 1935 Act. GPU is also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the GPU Energy companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which GPU may engage in nonutility businesses or acquire additional utility businesses. Each of the GPU Energy companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in New Jersey by the NJBPU and in
Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. With respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the GPU Energy companies are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the ownership and operation of nuclear generating stations and other related matters. See Electric Generation and Environmental Matters for additional information.

      Midlands' distribution operations are regulated under its Public Electricity Supply License (PES License). Accordingly, income generated by the distribution business is subject to a price cap regulatory framework, which provides for an allowed increase in revenue based on increases in the volume of electricity distributed. Under its PES License, Midlands provides distribution services to virtually all electricity customers in its franchise area and, in addition, is obliged to offer electricity supply services to these customers. In June 1999, Midlands sold its supply business to National Power and National Power assumed Midlands' supply obligation under the PES License. An agency agreement with National Power serves as a backstop for the supply tariff Midlands is allowed to charge its customers, since National Power has assumed any risks of the costs of supplying power exceeding the tariff rates.

      Midlands' distribution rates are determined in accordance with a formula set by the Director General of Electricity Supply (DGES), which is ordinarily reviewed every five years. The outcome of the most recent review will take effect in April 2000.

      GPU PowerNet is presently regulated by the Victorian Office of the Regulator-General according to an incentive-based regulatory mechanism for the period which subjects revenues for prescribed services to a cap. The revenue cap changes annually in accordance with the consumer price index, less a so called X factor set by the regulator (CPI-X). Effective January 1, 2001, regulatory responsibility will be transferred to the Australian Competition and Consumer Commission (ACCC). A revenue reset is scheduled to occur in 2002, with effect from January 1, 2003.

      GPU GasNet is presently regulated by the ACCC according to a similar incentive-based regulatory mechanism. GPU GasNet's tariff order establishes an initial tariff and a CPI-X formula, which adjusts that tariff annually through December 31, 2002. The next regulatory review is scheduled for 2002, and will be effective for five years commencing January 1, 2003.

      Edesa, Edelar and Edesal operate under a specific tariff structure that may be revised by the provincial regulators every five years in accordance with the Regulatory Framework Law. In general, tariffs for electricity distribution in Argentina are set in accordance with a model that takes four factors into consideration: 1) the pass-through cost of electricity purchased, 2) the cost of electricity losses, 3) distribution cost and 4) quality of service. The rate structure allows distribution companies to retain the benefit of operational efficiencies they are able to achieve until tariffs are reset.

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

                               NUCLEAR FACILITIES
                               ------------------

      In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million and AmerGen assumed all TMI-1 decommissioning liabilities. In addition, JCP&L has agreed to sell Oyster Creek to AmerGen for $10 million and reimbursement of the cost (estimated at $88 million) of the next refueling outage. Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident, is jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. JCP&L's net investment, including nuclear fuel, in Oyster Creek in 1999 and 1998 was $10 million and $682 million, respectively. The 1999 reduction in net investment reflects the impairment write-down resulting from the proposed sale of the facility to AmerGen. JCP&L's net investment in TMI-2 at December 31, 1999 and 1998 was $61 million and $66 million, respectively. JCP&L is collecting revenues for

TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

Oyster Creek
------------

      The operating license for the Oyster Creek station, a 619 MW boiling water reactor, expires in 2009. In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen. The sale is subject to the receipt of various federal and state regulatory approvals. Highlights of the agreements are presented in the Competitive Environment and Rate Matters section of Management's Discussion and Analysis. For 1999, Oyster Creek operated at a 97% unit capability factor. Its next refueling outage is scheduled to begin in the fall of 2000.

TMI-2
-----

      As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

      In 1995, the US Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

      The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the US Supreme Court denied petitions filed by GPU, Inc. and the GPU Energy companies to review the Court of Appeals' rulings.

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases," which had been selected for a test case trial as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers.

      GPU, Inc. and the GPU Energy companies believe that the Third Circuit has misinterpreted the record before the District Court as it applies to the non-test case plaintiffs, and in November 1999, filed petitions seeking a rehearing and reconsideration of the Court's decision regarding the remaining claims. The "test case" plaintiffs also requested a rehearing of the Court's decision upholding the dismissal of their claims. In January 2000, the Court of Appeals denied both petitions. The "test case" plaintiffs have stated that they intend to seek, and GPU, Inc. and the GPU Energy companies are considering whether to seek, Supreme Court review of the District Court's decision. There can be no assurance as to the outcome of this litigation.

      GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

                         NUCLEAR PLANT RETIREMENT COSTS
                         ------------------------------

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the US Department of Energy (DOE).

      In 1995, a consultant to GPUN performed site-specific studies of TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. Under NRC regulations, JCP&L is making periodic payments to complete the funding for Oyster Creek retirement costs by the end of the plant's license term of 2009. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the pending sale is not completed and the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning of TMI-2 and Oyster Creek in 2014 and 2009, respectively, are as follows (in 1999 dollars):

                                             (in millions)
                                                          Oyster
GPU                                       TMI-2           Creek
---                                       -----           -----

Radiological decommissioning              $435             $591
Nonradiological cost of removal             34*              32
                                           ---              ---
   Total                                  $469             $623
                                           ===              ===

* Net of $12.6 million spent as of December 31, 1999.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Also, the cost estimates contained in these site-specific studies are significantly greater than the decommissioning funding targets established by the NRC.

      The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in 2000. An early shutdown would increase the retirement costs shown above to $632 million ($600 million for radiological decommissioning and $32 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982. For additional information, see OTHER COMMITMENTS AND CONTINGENCIES section of Note 12, Commitments and Contingencies, of the Combined Notes to the Consolidated Financial Statements.

      The agreements to sell Oyster Creek to AmerGen provide, among other things, that upon financial closing, JCP&L will transfer $430 million in decommissioning trust funds to AmerGen, which will assume all liability for decommissioning Oyster Creek.

      The NJBPU has granted JCP&L annual revenues for Oyster Creek retirement costs of $22.5 million based on the 1995 site-specific study. In August 2000, the recovery of Oyster Creek retirement costs escalates to $34.4 million annually if the plant is retired in 2000.

      In the event JCP&L does not complete the pending sale of Oyster Creek, management believes that any retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 1999 and 1998 are $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million) and $484 million (JCP&L $121 million; Met-Ed $242 million; Penelec $121 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 1999 and 1998 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) for 1999 and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) for 1998, as a result of TMI-2's entering long-term monitored storage in 1993.

      Offsetting the $497 million liability at December 31, 1999 is $193 million (JCP&L $14 million; Met-Ed $144 million; Penelec $35 million) which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $355 million (JCP&L $114 million; Met-Ed $144 million; Penelec $97 million) in trust funds for TMI-2 and is included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

      The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific estimates. In addition, JCP&L is recovering its share of TMI-2 incremental monitored storage costs. The PaPUC Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the competitive transition charge (CTC), but also allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC.

      At December 31, 1999, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $77 million (JCP&L $19 million; Met-Ed $39 million; Penelec $19 million), which is based on the 1995 site-specific study estimates (in 1999 dollars).

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

      The decontamination liability, premature decommissioning and property damage insurance coverage for Oyster Creek totals $2.75 billion. In addition, GPU has purchased property and decontamination insurance coverage for TMI-2 totaling $150 million. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at Oyster Creek to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including Oyster Creek, could result in an assessment of up to

$88 million per incident, subject to an annual maximum payment of $10 million per incident per reactor. Although TMI-2 is exempt from this assessment, the plant is still covered by the provisions of the Price-Anderson Act. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $10.5 million for insurance policies currently in effect applicable to nuclear operations and facilities. The GPU Energy companies are also subject to other retrospective premium assessments related to policies applicable to TMI-1 prior to the sale of the plant to AmerGen.

      JCP&L has insurance coverage for incremental replacement power costs should an accident-related outage at Oyster Creek occur. Coverage would commence after a 12-week waiting period at $2.1 million per week for 52 weeks, decreasing to 80% of such amount for the next 110 weeks.

                ELECTRIC GENERATION AND ENVIRONMENTAL MATTERS
                ---------------------------------------------

      Approximately 47% (JCP&L 59%; Met-Ed 33%; Penelec 53%) of the GPU Energy companies' total energy requirements in 1999 were supplied by utility contracts, NUG purchases, and interchange. The balance was provided by GPU Energy owned generation. Substantially all of the GPU Energy companies' 2000 energy requirements will be supplied by external sources.

      In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all of their fossil and hydroelectric generating stations. For additional information, see Note 6, Accounting for Extraordinary and Non-Recurring Items in the Combined Notes to Consolidated Financial Statements.

      Nuclear fuel disposal:  In accordance with the Nuclear Waste Policy Act of
      ---------------------
1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. AmerGen has assumed all liability for disposal costs related to spent fuel generated after its purchase of TMI-1 and has agreed to assume this liability for Oyster Creek following its purchase of that plant. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE's inability to accept spent nuclear fuel could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim storage facility for spent nuclear fuel in Utah. The NRC is not expected to make a decision whether to approve construction of an interim storage facility until late 2001. There can be no assurance as to the outcome of these matters.

Environmental Matters
---------------------

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

      GPU records liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1999, GPU has liabilities recorded on its balance sheets for environmental matters, as follows:

      Company                    Amount (in millions)
      -------                    --------------------
      JCP&L                          $56.2
      Met-Ed                           0.7
      Penelec                          8.3
      GPUN                             0.5
      GPU, Inc.                        3.5
                                      ----
         Total                       $69.2
                                      ====

      Under the agreements entered into for the purchase of the GPU Energy companies' generating facilities, the buyers, in general, have agreed to assume all on-site environmental liabilities other than up to $6 million of the remediation costs associated with contaminants from certain coal mine refuse piles at the Seward Station, which liability Penelec has retained. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset at December 31, 1999.

      Nuclear:  Reference is made to the NUCLEAR FACILITIES section for
      -------
information regarding the TMI-2 accident, its aftermath and the GPU Energy companies' other nuclear facilities.

      The GPU Energy companies have provided for future contributions to the Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government. GPU's total liability at December 31, 1999 amounted to $25 million (JCP&L $15 million; Met-Ed $7 million; Penelec $3 million). JCP&L is recovering these costs from customers through its BGS and market transition charge rates while Met-Ed and Penelec anticipate recovery in Phase II of their restructuring proceedings which began in early 2000.

      Air: With respect to air quality,  the GPU-owned  generating  stations are
      ---
subject to certain state environmental regulations of the New Jersey Department of Environmental Protection (NJDEP) and the Pennsylvania Department of Environmental Protection (PaDEP). The stations are also subject to certain federal environmental regulations of the Environmental Protection Agency (EPA). One of the major sets of regulations that governs air quality is the Federal Clean Air Act of 1970.

      Electromagnetic  Fields  (EMF):  There  have  been  a  number  of  studies
      -----------------------------
regarding the possibility of adverse health effects from electric and power frequency magnetic fields that are found everywhere there is electricity. While some of the studies have indicated some association between exposure to magnetic fields and cancer, other studies have indicated no such association. The studies have not shown any causal relationship between exposure to magnetic fields and cancer, or any other adverse health effects. In 1996, the National Research Council of the National Academy of Sciences released a report which concluded that, "Based on a comprehensive evaluation of published studies relating to the effects of power-frequency electric and magnetic fields on cells, tissues and organisms (including humans), ... the current body of evidence does not show that exposure to these fields presents a human-health hazard. Specifically, no conclusive and consistent evidence shows that exposure to residential electric and magnetic fields produce cancer, adverse neurobehavioral effects, or reproductive and developmental effects." In June 1999, the National Institutes of Environmental Health Sciences issued a report on the health effects from exposure to power-line electric and magnetic fields. The report notes that EMF exposure would not be included as an agent "reasonably anticipated to be a human carcinogen", but recommends that inexpensive and safe reductions in field exposure levels should be encouraged, until stronger evidence provides that there is no link between exposures and health effects.

      Certain parties have alleged that exposure to electric and magnetic fields associated with the operation of transmission and distribution facilities will produce adverse impacts upon public health and safety and upon property values. Furthermore, regulatory actions under consideration by the New Jersey Committee on Radiation Protection, could, if enacted, establish a framework under which the intensity of the fields produced by electric transmission and distribution lines would be limited or otherwise regulated.

      The GPU Energy companies cannot determine at this time what effect, if any, this matter will have on their results of operations and financial position.

      Hazardous/Toxic Wastes: Under the Toxic Substances Control Act (TSCA), the
      ----------------------
EPA has adopted certain regulations governing the use, storage, testing, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). Such regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. GPU has met all requirements of the TSCA to allow the continued use of equipment containing PCBs and has taken substantive voluntary actions to reduce the amount of PCB-containing electrical equipment.

    Prior to 1953, the GPU Energy companies owned and operated MGP sites in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGP sites is, or may be, present both on-site and off-site. Claims have been asserted against the GPU Energy companies for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1999, JCP&L has spent approximately $36 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

    In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. At December 31, 1999, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites, and has settled with all but one of those insurance companies.

    In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs, (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1 million of past response costs as of December 31, 1999. The EPA estimates the total Site cleanup costs at approximately $4.2 million. Consultants to Chesapeake have estimated the remaining remediation groundwater costs at approximately $10.5 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. At December 31, 1999, if the statutory maximum is applied, the total amount of penalties would be approximately $34 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The United States District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

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

                  JCP&L   MET-ED   PENELEC   GPUN     GPU, INC.   TOTAL
                  -----   ------   -------   ----     ---------   -----

                    6       4         2        1          1        11

      In addition, certain of the GPU companies have been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of December 31, 1999, a liability of approximately $6 million was recorded for 9 PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU company involved.

                           FRANCHISES AND CONCESSIONS
                           --------------------------

      JCP&L operates pursuant to franchises in the territory served by it and has the right to occupy and use the public streets and ways of the state with its poles, wires and equipment upon obtaining the consent in writing of the owners of the soil, and also to occupy the public streets and ways underground with its conduits, cables and equipment, where necessary, for its electric operation. JCP&L has the requisite legal franchise for the operation of its electric business within the State of New Jersey, including in incorporated cities and towns where designations of new streets, public ways, etc., may be obtained upon application to such municipalities. JCP&L holds a FERC license expiring in 2013 authorizing it to operate and maintain the Yards Creek Station in which JCP&L has a 50% ownership interest.

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

                               EMPLOYEE RELATIONS
                               ------------------

     GPU, Inc. and consolidated affiliates have approximately 10,800 employees worldwide, of which 6,100 are employed in the US and 3,700 are employed in the United Kingdom. The majority of the US workforce is employed by the GPU Energy companies, of which approximately 4,000 are represented by unions for collective bargaining purposes. In the United Kingdom, approximately 2,800 Midlands employees are represented by unions; terms and conditions of the various bargaining agreements are generally reviewed annually, on the first of April. Approximately 225 GPU PowerNet and 70 GPU GasNet employees are covered by Enterprise Agreements regarding their terms and conditions of employment. These agreements generally extend for one year and in practice continue to apply until replaced. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, April 30, 2000 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

ITEM 2.  PROPERTIES.

GPU Energy Companies' Generating Stations
-----------------------------------------

      At December 31, 1999, the generating stations of the GPU Energy companies had an aggregate effective capability of 904,000 net kilowatts (KW), as follows:

  Name of            GPU Energy       Year of            Net KW
  Station             Company       Installation        (Summer)
  -------            ----------     ------------        --------

  NUCLEAR:
  Oyster Creek          JCP&L          1969               619,000

  GAS/OIL-FIRED:
  Combustion
   Turbines             JCP&L          1989                66,000

  HYDROELECTRIC:
  York Haven            Met-Ed       1905-1930             19,000

  PUMPED STORAGE:(a)
  Yards Creek           JCP&L          1965               200,000
                                                        ---------
     TOTAL                                                904,000
                                                        =========

(a) Represents JCP&L's undivided interest in this station, which is a net user rather than a net producer of electric energy.

      Substantially all of the GPU Energy companies' properties are subject to the lien of their respective FMB indentures.

      The all-time peak loads of the GPU Energy companies are as follows:

                                                 (In KW)
     Company                      Date          Peak Load
     --------                 -------------     ---------

     GPU Energy companies     Jul. 06, 1999    10,075,000*
     JCP&L                    Jul. 06, 1999     5,180,000
     Met-Ed                   Jul. 19, 1999     2,384,000
     Penelec                  Jan. 19, 1997     2,652,000

* System peak load.

GPU Electric Generating Facilities
----------------------------------
      At December 31, 1999, GPU Electric had ownership interests in 5 operating natural gas-fired power production facilities located internationally, with an aggregate capability of 4,244,500 KW as follows:

 Name of                      Year of                          Ownership
Facility      Location     Installation       Total KW        Interest (KW)
--------      --------     ------------      ----------       -------------


Teesside         England      1993           1,875,000           498,800
Redditch*        England      1991              29,000            29,000
Hereford         England      1980              15,000            15,000
Humber           England      1997-1999      1,261,500           237,200
Marmara          Turkey       1999             478,000           148,200
Uch              Pakistan     **               586,000           234,400
                                             ---------         ---------
     Total                                   4,244,500         1,162,600
                                             =========         =========

* Sold in January 2000.

** Expected to begin commercial operation in 2000.

GPUI Group Generating Facilities
--------------------------------
      At December 31, 1999, the GPUI Group had ownership interests in 10 operating natural gas-fired cogeneration and other nonutility power production facilities located both domestically and internationally, with an aggregate capability of 2,243,300 KW as follows:

 Name of                     Year of                            Ownership
Facility      Location     Installation       Total KW        Interest (KW)
--------      --------     ------------      ----------       -------------

                                 U.S. Facilities
                                 ---------------

Mid Georgia      GA           1998             300,000           150,000
Selkirk*         NY           1992-94          350,000            69,600
Lake             FL           1993             110,000           109,900
Pasco            FL           1993             109,000            54,400
Onondaga         NY           1993              80,000            80,000
PELP (Marcal)    NJ           1989              65,000            32,500
                                             ---------         ---------
     Total                                   1,014,000           496,400
                                             ---------         ---------

                               Foreign Facilities
                               ------------------

Termobarran-
 quilla          Colombia     1972-98          890,000           254,500
Guaracachi       Bolivia      1975-99          287,700           143,900
Aranjuez         Bolivia      1974-94           36,900            18,500
Karachipampa     Bolivia      1982              14,700             7,400
                                             ---------         ---------
      Total                                  1,229,300           424,300
                                             ---------         ---------

      Total capability                       2,243,300           920,700
                                             =========         =========

* The GPUI Group does not have operating responsibility for this facility.

Transmission and Distribution System
------------------------------------

     At December 31, 1999, the GPU Energy companies owned the following transmission and distribution facilities:

                                     JCP&L      Met-Ed     Penelec    Total
                                 -----------  ---------- ---------- ----------

Transmission and Distribution

  Substations                            302         248        472      1,022
                                  ==========  ========== ========== ==========

Aggregate Installed Transformer
  Capacity of Substations

    (in kilovoltamperes - KVA)    18,882,066   9,639,466 13,109,009 41,630,541
                                  ==========  ========== ========== ==========

Transmission System (estimate):
-------------------

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

Distribution System (estimate):
-------------------

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
                                  ==========  ========== ========== ==========

Foreign Utility Companies

Electric Transmission and Distribution:
--------------------------------------

      In addition, Midlands, which provides service to 2.3 million customers in a 5,135 square mile area in England, owns a total of 39,544 miles of overhead and underground lines and has over 33,000 transformers mounted on poles and over 13,800 ground mounted transformers. GPU PowerNet, which serves all of Victoria, Australia covering an area of approximately 87,900 square miles and a population of 4.5 million, owns a total of 4,062 miles of overhead and underground lines. Emdersa, which owns three electric distribution companies servicing three provinces in northwest Argentina with approximately 335,000 customers within 206,340 square miles, has over 7,000 transformers, and owns 6,238 and 55 miles of overhead and underground lines, respectively.

Gas Transmission:
----------------

      GPU GasNet, a natural gas transmission business, encompasses 1,239 miles of pipeline consisting of two separate networks, the Principal System and the Western System, which supply all of the natural gas consumed in Victoria, Australia. The two networks service approximately 1.3 million residential customers and approximately 40,000 industrial and commercial customers throughout Victoria.

ITEM 3.  LEGAL PROCEEDINGS.

      Reference is made to Significant Developments - Competitive Business Risks; Restructuring Actions; and Domestic Energy Supply under Item 1 and to
Note 12, Commitments and Contingencies, of the Combined Notes to the Consolidated Financial Statements contained in Item 8 for a description of certain pending legal proceedings involving GPU.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      All of JCP&L, Met-Ed and Penelec's outstanding common stock is owned by GPU, Inc. During 1999, JCP&L, Met-Ed and Penelec paid dividends on their common stock to GPU, Inc. in the following amounts: JCP&L $335 million, Met-Ed $315 million and Penelec $460 million.

      In general, the JCP&L, Met-Ed and Penelec FMB indentures restrict the payment of dividends or distributions on or with respect to their common stock to amounts credited to earned surplus since approximately the dates of the indentures. At such dates, the GPU Energy companies had balances in their earned surplus accounts (which would not be available for dividends or other distributions) as follows: JCP&L - $1.7 million; Met-Ed - $3.4 million; and Penelec - $10.1 million. Met-Ed and Penelec have requested authorization from the SEC to declare and pay common dividends from amounts now accounted for as capital surplus, subject to their FMB indentures and other conditions. See the Financing Arrangements section in Item 1 for additional information.

Stock Trading

      GPU, Inc. is listed as GPU on the New York Stock Exchange. On March 15, 2000, there were 34,986 registered holders of GPU, Inc. common stock.

Dividends

      GPU, Inc. common stock dividend declaration dates are the first Thursdays of December, April, June and October. Dividend payment dates fall on the last Wednesday of February, May, August and November. Dividend declarations and quarterly stock price ranges for 1999 and 1998 are set forth below.

                                  Common Stock
                                  ------------

  Dividends Declared                          Price Ranges*
-------------------------     ----------------------------------------------
                                              1999               1998
            1999     1998     Quarter      High/Low           High/Low
           -----    -----     -------  ------------------ ------------------

April       $.53    $.515     First    $45       $37 1/4 $44 11/16  $38 11/16
June         .53     .515     Second    44 5/8    36 1/2  44 7/16    36 1/2
October      .53     .515     Third     42 9/16   32      43 5/16    35 3/16
December     .53     .515     Fourth    34 13/16  28 3/4  47 3/16    41 3/8

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See pages F-22 through F-24 for references to GPU, Inc.'s Quantitative and Qualitative Disclosures About Market Risk required by this item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors
---------------------------

      Information regarding GPU, Inc.'s directors is incorporated by reference to the BOARD OF DIRECTORS section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                         Year First Elected
                                                        ---------------------
Name                  Age         Position              JCP&L  Met-Ed Penelec
----                  ---         --------              -----  ------ -------

JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer     (a)    59    Chairman of the Board and  1996    1978   1994
                             Chief Executive Officer

R. L. Wise      (b)    56    President                  1999    1999   1999
M. P. O'Flynn   (c)    54    Vice President - Finance   1999    1999   1999
                                  and Rates and
                                   Comptroller

C. B. Snyder    (d)    54    Director                   1997    1997   1997

JCP&L only:
----------
G. E. Persson   (e)    67    Director                   1983
S. C. Van Ness  (f)    65    Director                   1983
S. B. Wiley     (g)    69    Director                   1982

(a) Mr. Hafer is Chairman, Chief Executive Officer and President of GPU, Inc. and GPUS (which he also serves as a director). He became President and Chief Operating Officer of GPU and GPUS in July 1996 and was elected to the additional positions of Chairman and Chief Executive Officer in May 1997. He is also Chairman of the Board, Chief Executive Officer, and a director of JCP&L, Met-Ed and Penelec (which do business as GPU Energy); Chairman of the Board and a director of GPUN; Chairman, Chief Executive Officer and a director of GPU AR; Chairman and a director of GPU Capital, Inc. (GPU Capital); a director of GPU International, Inc. (GPUI), GPU Power, Inc. (GPU Power), GPU Electric, Inc. (GPU Electric), Avon Energy Partners
     Holdings (Avon), Midlands, GPU Telcom and Saxton Nuclear Experimental Corporation (Saxton), all subsidiaries of GPU, Inc. He is President and Chief Executive Officer of the GPU Foundation. Mr. Hafer, who has been associated with the GPU companies since 1962, served as President of Met-Ed from 1986 to 1996 and as President of Penelec from 1994 to 1996. Mr. Hafer is also a director of the U.S. Chamber of Commerce and Utilities Mutual Insurance Company, a director and past president of the Manufacturers Association of Berks County and a director and past Chairman of the Board of the Pennsylvania Electric Association. He is a director of the Reading Hospital and Medical Center, a trustee of the Caron Foundation and immediate past chairman and a member of the Board of Trustees of Drug-Free Pennsylvania.

(b) Mr. Wise was elected President of JCP&L, Met-Ed and Penelec in 1999. Mr. Wise is also President, Chief Executive Officer and a director of GPU Telcom; and President-Operations Division and a director of GPUS, President and a director of Waverly Electric Light and Power Company and a director of GPUN and Saxton. Prior to assuming these positions he served as President and a director of GPUI, GPU Power and GPU Electric from December 1998 to October 1999. From June 1996 to November 1999, Mr. Wise served as President and a director of GPU Generation, Inc. Prior to that, Mr. Wise served as President and a director of Penelec since 1986. He is also a director of US Bancorp Trust Company, US Bancorp, Inc., U.S. National Bank of Johnstown, PA. and Utilities Mutual Insurance Company.

(c) Mr. O'Flynn was elected Vice President - Finance and Rates and Comptroller of JCP&L, Met-Ed and Penelec in 1999. From February 1997 to August 1999, he served as a self-employed consultant in the energy field. Prior to that, he held various positions with Columbia Energy from 1970 to 1997.

(d) Mrs. Snyder was elected Executive Vice President - Corporate Affairs of GPUS in 1998. She is also a director of GPUS, GPU AR and Midlands. Previously, she served as Senior Vice President - Corporate Affairs of GPUS, Vice President - Public Affairs of JCP&L since 1996 and Vice President - Public Affairs of Met-Ed and Penelec since 1994.

(e) Mrs. Persson has served in the N.J. Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the N.J. Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

(f) Mr. Van Ness is Of Counsel in the firm of Hubert, Van Ness, Gayri and Goodell of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

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

Identification of Executive Officers
------------------------------------

    The current executive officers of GPU, Inc., JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                                   Year First
Name                    Age              Position                    Elected
----                    ---              --------                  ---------
GPU, Inc.:
---------
F. D. Hafer       (a)   59  Chairman, President and Chief             1996
                                Executive Officer
R. L. Wise        (b)   56   President, JCP&L, Met-Ed and Penelec     1999
I. H. Jolles      (c)   61   Senior Vice President and General        1990
                              Counsel
B. L. Levy        (d)   44  Senior Vice President and Chief           1998
                              Financial Officer and President,
                                GPU Capital, Inc.
P. E. Maricondo   (e)   53  Vice President, Comptroller and           1998
                            Chief Accounting Officer
T. G. Howson      (f)   51  Vice President and Treasurer              1994
S. L. Guibord     (g)   51  Secretary                                 1999
T. G. Broughton   (h)   54  President, GPUN                           1996
C. B. Snyder      (i)   54  Executive Vice President -                1997
                             Corporate Affairs, GPUS

                                                         Year First Elected
Name                  Age         Position              JCP&L  Met-Ed Penelec
----                  ---         --------              -----  ------ -------
JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer     (a)    59    Chairman and Chief          1996    1978   1994
                                Executive Officer
R. L. Wise      (b)    56    President and Chief         1999    1999   1999
                                Operating Officer
I. H. Jolles    (c)    61    Vice President and          1996    1996   1996
                                General Counsel
B. L. Levy      (d)    44    Vice President and          1998    1998   1998
                             Chief Financial Officer
T. G. Howson    (f)    51    Vice President              1994    1994   1994
                                and Treasurer
S. L. Guibord   (g)    51    Secretary                   1996    1996   1996
C. Brooks       (j)    50    Vice President - Human and  1997    1997   1997
                                Technical Resources
C. A. Mascari   (k)    52    Vice President - Power      1997    1997   1997
                                Services
M. P. O'Flynn   (l)    54    Vice President -            1999    1999   1999
                                Finance and Rates
                                and Comptroller
M. B. Roche     (m)    48    Vice President -            1999    2000   2000
                                Customer Services and
                                Sr. Vice President -
                                New Jersey Operations
R. S. Zechman   (n)    56    Vice President -            1996    1990   1994
                                Engineering and Operations

(a)  See Note (a) on page 33.

(b)  See Note (b) on page 34.

(c) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUS, General Counsel of GPUN and a director of GPUS, GPUI, GPU Power, GPU Capital, GPU Electric and Midlands. He is also a director of Utilities Mutual Insurance Company.

(d) Mr. Levy is also a director of GPUS, GPUI, GPU Power, GPU Capital, GPU Electric, Avon and Midlands. Mr. Levy is also President of GPU Capital. Prior to assuming his current position, Mr. Levy served as President, Chief Executive Officer and director of GPUI since 1991.

(e) Mr. Maricondo was elected Vice President, Comptroller and Chief Accounting Officer of GPU, Inc. and GPUS in 1998 and Vice President and Comptroller of GPU Capital in 1999. Prior to that he served as Vice President - Internal Auditing of GPUS since 1997 and as Vice President and Comptroller of GPUN from 1993.

(f) Mr. Howson is also Vice President and Treasurer of GPUN, GPU AR, Saxton and GPU Telcom.

(g) Mr. Guibord has also served as Corporate Compliance Auditing Director of GPUS since 1994. Mr. Guibord also serves as Secretary of GPUS, GPUN, GPU AR, GPU Telcom and Saxton.

(h) Mr. Broughton is also a director of GPUN. He previously served as Executive Vice President of GPUN since 1995. Prior to that, he served as Vice President - TMI of GPUN since 1991.

(i)  See Note (d) on Page 34.

(j) Mr. Brooks previously served as Vice President - Collect and Disburse Money of GPU Generation, Inc. since 1996. Prior to that, he was Vice President - Materials and Services of GPUS since 1990.

(k) Mr. Mascari previously served as Vice President - System Planning of GPUS since 1994.

(l)  See Note (c) on page 34.

(m) Prior to assuming his current position, Mr. Roche served as Vice President - Oyster Creek since June 1995.

(n) Mr. Zechman has also served as Vice President - Administrative Services of Met-Ed since 1992.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item with respect to GPU, Inc. is incorporated by reference to the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the Chief Executive Officer and the five other most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 1999.


     The managements of JCP&L, Met-Ed and Penelec were combined in a 1996 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by JCP&L, Met-Ed and Penelec during 1999, 1998 and 1997.

Remuneration of Executive Officers
----------------------------------

                                                SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                                                        ----------------------
                                      Annual Compensation                 Awards     Payouts
                                      -------------------                 ------     -------
                                                             Other       Securities
Name and                                                     Annual      Underlying    LTIP    All Other
Principal                                                    Compens-    Options      Payouts  Compens-
Position                      Year    Salary($)   Bonus($)   ation($)(1)  Granted(#)    ($)(2) ation ($)
--------                      ----   ---------    --------  ----------  ----------   --------  --------


F. D. Hafer
Chairman of the
Board and Chief
Executive Officer              (3)      (3)         (3)        (3)          (3)          (3)      (3)

R. L. Wise
President                      (4)      (4)         (4)        (4)          (4)          (4)      (4)

R. S. Zechman                1999  170,000     120,000         -         1,400       21,043   22,083  (5)
Vice President -             1998  170,000      60,000        538        4,850       18,669   17,623
Engineering & Operations     1997  162,538      32,000        637           -        20,085   15,843

C. A. Mascari                1999  170,000     112,000         -         1,400       20,218   27,090  (6)
Vice President -             1998  170,000      50,000         -         4,850       21,002   20,762
Power Services               1997  156,228      32,000         -           -         18,727   16,997

D. J. Howe                   1999  170,000      95,000         -         1,400          -     18,604  (7)
Vice President -             1998  170,000      55,000         -         4,850          -     14,033
Customer Services            1997  162,308      32,000         -            -           -     11,524




(1) Consists of earnings on "Long-Term Incentive Plan" ("LTIP") compensation paid in the year the award vests.

(2) Consists of Performance Cash Incentive Awards paid on the 1992, 1993 and 1994 restricted stock awards, which have vested under the 1990 Stock Plan. These amounts are designed to compensate recipients of restricted stock/unit awards for the amount of federal and state income taxes that are payable upon vesting of the restricted stock/unit awards. The restricted units issued each year since 1995 under the 1990 Stock Plan are performance based. The 1999 awards are shown in "Long-Term Incentive Plans - Awards in Last Fiscal Year" table (the "LTIP table"). Dividend equivalents are earned on the aggregate restricted units awarded under the 1990 Stock Plan and reinvested in additional units.

     The aggregate number and value (based on the stock price per share at December 31, 1999) of unvested and deferred vested stock-equivalent restricted units (including reinvested dividend equivalents) includes the amounts shown on the LTIP table, and at the end of 1999 were:

                                       37

                          Aggregate Units    Aggregate Value
                          ---------------    ---------------

      F. D. Hafer          see note (3)         see note (3)
      R. L. Wise           see note (4)         see note (4)
      R. S. Zechman           6,722             $199,980
      C. A. Mascari           7,926              235,799
      D. J. Howe              4,811              143,127




(3) Mr. Hafer was compensated by GPUS for his overall service on behalf of GPU and accordingly was not compensated directly by the other subsidiary companies for his services. Information with respect to Mr. Hafer's compensation is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

(4) Information with respect to Mr. Wise's compensation is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

(5) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($2,800), above-market interest accrued on the retirement portion of deferred compensation ($351), and earnings on LTIP compensation not paid in the current year ($12,532).

(6) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($2,400), above-market interest accrued on the retirement portion of deferred compensation ($3,314), and earnings on LTIP compensation not paid in the current year ($14,976).

(7) Consists of GPU's matching contributions under the Savings Plan ($6,400), matching contributions under the non-qualified deferred compensation plan ($2,600), above-market interest accrued on the retirement portion of deferred compensation ($901), and earnings on LTIP compensation not paid in the current year ($8,703).

Option Grants In Last Fiscal Year
---------------------------------

     The following table summarizes option grants made during 1999 to the Named Executive Officers. All of these options were granted with an exercise price equal to the fair market value of GPU stock on the date of grant.


                                       Individual Grants

                              Number of
                              Securities  % of Total
                              Underlying    Options
                               Options    Granted to
                      Grant   Granted(1)  Employees in          Base Price    Expiration     Grant Date
      Name            Date      (#)       Fiscal Year            ($/Sh)       Date         Present Value(2)
---------------     --------  ---------   ------------         -----------    ----------    ---------------

  F. D. Hafer          (3)        (3)         (3)                (3)            (3)              (3)

  R. L. Wise           (4)        (4)         (4)                (4)            (4)              (4)

  R. S. Zechman     06/03/99    1,400        1.5%              $42.9375       06/03/09         $9,240

  C. A. Mascari     06/03/99    1,400        1.5%               42.9375       06/03/09          9,240

  D. J. Howe        06/03/99    1,400        1.5%               42.9375       06/03/09          9,240

(1) Options become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These grants will fully vest upon termination of employment resulting from death or disability. Options may be exercised after retirement in accordance with the terms of the 1999 Stock Option Agreement. In the event of a change in control during the option term, all options will immediately become exercisable.

(2) Options are valued using a Black-Scholes option pricing model, a mathematical formula widely used to value options. The model as applied used the applicable grant dates and the exercise prices shown on the table, and the fair market value of Common Stock on the respective grant dates, which was in each case the same as the exercise price. For the June 1999 grant, the model assumed (i) a risk-free rate of return of 6.14%, which approximates the rate on 10-year U.S. Treasury zero coupon bonds on the grant date; (ii) a stock price volatility of 20.21%, based on the average historical volatility for the 36-month period ending on the grant date;
     (iii) an average dividend yield of 5.42%, based on the average yield for a 36-month period; (iv) the exercise of all options on the final day of their 10-year terms; and (v) 3% discount for risk of forfeiture prior to the options becoming exercisable. No discount from the theoretical value was taken to reflect the restrictions on the transfer of the options and the likelihood of the options being exercised in advance of the final day of their terms.

(3) Information with respect to Mr. Hafer's options is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

(4) Information with respect to Mr. Wise's options is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                       39

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Value

     The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. In 1999, no options were exercised by any Named Executive Officer.

                Number of Securities Underlying    Value of Unexercised
                      Unexercised Options at       In-the-Money Options
                      Fiscal Year-End (#)          at Fiscal Year-End ($)
                  --------------------------   --------------------------

Name              Exercisable  Unexercisable   Exercisable  Unexercisable
----              -----------  -------------   -----------  -------------

F. D. Hafer            (3)          (3)            (3)            (3)
R. L. Wise             (4)          (4)            (4)            (4)
R. S. Zechman         1,617        4,633            0              0
C. A. Mascari         1,617        4,633            0              0
D. J. Howe            1,617        4,633            0              0


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
             ------------------------------------------------------

     This table shows the LTIP awards made to the Named Executive Officers for the performance period January 1, 1999 through December 31, 2003.

                                  Performance      Estimated future payouts
                   Number of        or other       under non-stock price-
                    shares,      period until            based  plans(1)
                   units or       maturation    Threshold    Target   Maximum
      Name        other rights     or payout      (#)         (#)       (#)
      ----        -------------  -------------  -----------   ----    ------


F. D. Hafer          (2)              (2)         (2)          (2)      (2)
R. L. Wise           (2)              (2)         (2)          (2)      (2)
R. S. Zechman       1,100       5 year vesting    550         1,100    2,200
C. A. Mascari       1,100       5 year vesting    550         1,100    2,200
D. J. Howe          1,100       5 year vesting    550         1,100    2,200


(1) The restricted units awarded in 1999 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient, including the accumulated reinvested dividend equivalents, based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the "Target" column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% below the 40th percentile. The minimum payout or "Threshold" begins at the 40th percentile, which results in a payout of 50% of target. A ranking below the 40th percentile would result in no award. Should the TSR percentile ranking exceed the 59th percentile, then the performance adjustment would be increased in steps reaching 200% at the 90th percentile as reflected in the "Maximum" column. Under the 1990 Stock Plan, regular quarterly dividends are reinvested in additional units that are subject to the vesting restrictions of the award. Actual payouts under the Plan would be based on the aggregate number of units awarded and the units accumulated through dividend reinvestment at the time the restrictions lapse.

(2) Information with respect to Mr. Hafer's and Mr. Wise's long-term incentive plans is included in the EXECUTIVE COMPENSATION section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

Proposed Remuneration of Executive Officers
-------------------------------------------

     None of the Named Executive Officers in the Summary Compensation Table has an employment contract. The compensation of executive officers is determined from time to time by the Personnel & Compensation Committee of the GPU, Inc. Board of Directors.

Retirement Plans
----------------

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

     The following table illustrates the amount of aggregate annual pension from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 2000 (computed on a single life annuity basis) to persons in specified compensation and years of service classifications:

                ESTIMATED ANNUAL RETIREMENT BENEFITS (2) (3) (4)
                     BASED UPON CAREER AVERAGE COMPENSATION

                                (2000 Retirement)

    Career
    Average
    Compen-                          Years of Service
    sation(1)     -------------------------------------------------------
                     15        20       25        30       35        40
    ---------     --------  -------- --------  -------- --------  ------
   $  50,000    $  13,810  $18,413 $  23,016  $27,620 $ 32,223  $ 36,585
     100,000       28,810   38,413    48,016   57,620   67,223    76,185
     150,000       43,810   58,413    73,016   87,620  102,223   115,785
     200,000       58,810   78,413    98,016  117,620  137,223   155,385

     250,000       73,810   98,413   123,016  147,620  172,223   194,985
     300,000       88,810  118,413   148,016  177,620  207,223   234,585
     350,000      103,810  138,413   173,016  207,620  242,223   274,185
     400,000      118,810  158,413   198,016  237,620  277,223   313,785

     450,000      133,810  178,413   223,016  267,620  312,223   353,385
     500,000      148,810  198,413   248,016  297,620  347,223   392,985
     550,000      163,810  218,413   273,016  327,620  382,223   432,585
     600,000      178,810  238,413   298,016  357,620  417,223   472,185

     650,000      193,810  258,413   323,016  387,620  452,223   511,785
     700,000      208,810  278,413   348,016  417,620  487,223   551,385
     750,000      223,810  298,413   373,016  447,620  522,223   590,985
     800,000      238,810  318,413   398,016  477,620  557,223   630,585

(1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The career average compensation amounts for the following Named Executive Officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: Messrs. Hafer - $414,320; Wise - $304,694; Zechman - $139,754;
     Mascari - $138,924; and Howe - $119,362.

(2) Years of Creditable Service at December 31, 1999: Messrs. Hafer - 37 years; Wise - 36 years; Zechman - 30 years; Mascari - 26 years; and Howe - 23 years.

(3) Based on an assumed retirement at age 65 in 1999. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

(4) Annual retirement benefits under the basic pension per the above table cannot exceed 55%, as defined in the pension plan, of the average compensation during the highest paid 36 calendar months. As of December 31, 1999, none of the Named Executive Officers exceed the 55% limit.

Remuneration of JCP&L Directors
-------------------------------

     Nonemployee directors receive an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item for GPU, Inc. is incorporated by reference to the SECURITY OWNERSHIP section of GPU, Inc.'s Proxy Statement for the 2000 Annual Meeting of Stockholders.

     All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by their parent, GPU, Inc., 300 Madison Avenue, Morristown, NJ 07962.

     The following table sets forth, as of February 1, 2000, the beneficial ownership of equity securities (and stock-equivalent units) of each of the directors and each of the executive officers named in the Summary Compensation Table, and of all directors and executive officers of each of the respective GPU Energy companies as a group. The shares of Common Stock owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.

                                       Amount and Nature of Beneficial Ownership
                                             Shares(1)         Stock-Equivalent
     Name              Title of Security  Direct   Indirect        Units(2)
     ----               ------------------  -----   -------        -------

JCP&L/Met-Ed/Penelec:


F. D. Hafer             GPU Common Stock  12,421       154            34,547
R. L. Wise              GPU Common Stock   4,111        -             23,370
R. S. Zechman           GPU Common Stock   1,914        -              6,722
C. A. Mascari           GPU Common Stock      -          6             7,926
D. J. Howe              GPU Common Stock      -        481             4,811
C. B. Snyder            GPU Common Stock     955       -               7,726
JCP&L Only:
-----------
G. E. Persson           GPU Common Stock              None
S. C. Van Ness          GPU Common Stock              None
S. B. Wiley             GPU Common Stock              None

All Directors and
  Executive Officers
  as a Group            GPU Common Stock  43,095     3,442           142,530


(1) The number of shares owned and the nature of such ownership, not being within the knowledge of GPU, have been furnished by each individual.

(2) Restricted units, which do not have voting rights, represent rights (subject to vesting) to receive shares of Common Stock under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries (the "1990 Stock Plan"). These amounts also include restricted units, which have vested under the 1990 Stock Plan, but which were deferred pursuant to that Plan by the following officers: Mr. Wise - 6,765 units, Mr. Zechman - 689 units, and Mr. Mascari - 2,001 units. See Summary Compensation Table above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     GPU and its subsidiaries have business arrangements with organizations with which certain GPU directors and certain owners of 5% or more of GPU stock are affiliated. These arrangements are conducted in the ordinary course of business, at arms-length, and on standard commercial terms and conditions.

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

          3-B     By-Laws of GPU, Inc. as amended May 6, 1999.

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

          3-D     By-Laws of JCP&L,  as amended -  Incorporated  by reference to
                  Exhibit 3-B, 1993 Annual Report on Form 10-K, SEC File No. 1-3141.

          3-E     Restated  Articles of  Incorporation  of Met-Ed dated March 8,
                  1999.

          3-F     By-Laws  of  Met-Ed  dated  July  27,   1995,   as  amended  -
                  Incorporated by reference to Exhibit 3-F, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

          3-F-1 By-Laws of Met-Ed dated May 22, 1997 - Incorporated by reference to Exhibit B-35 to GPU, Inc.'s Annual Report on Form U5S, SEC File No. 30-126.

          3-G     Restated  Articles of  Incorporation of Penelec dated March 8,
                  1999.

          3-H     By-Laws   of  Penelec   dated  May  22  1997,   as  amended  -
                  Incorporated by reference to Exhibit B-45, 1997 Annual Report of GPU on Form U5S, SEC File No. 30-126.

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

          4-A-44 Fifty-second Supplemental Indenture of JCP&L dated July 1, 1999 - Incorporated by reference to Item 16 Exhibit 4-B-44 Registration No. 333-88783.

          4-A-45 Fifty-third Supplemental Indenture of JCP&L dated November 1, 1999.

          4-A-46 Subordinated Debenture Indenture of JCP&L dated May 1, 1995 - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

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

          4-B-36  Supplemental   Indenture   of  Met-Ed  dated  May  1,  1997  -
                  Incorporated by reference to Exhibit 4-B-36, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-37 Indenture between Met-Ed and United States Trust Company of New York dated May 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9329.

          4-B-38 Supplemental Indenture between Met-Ed and United States Trust Company of New York dated July 1, 1999.

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

          4-C-13 Senior Note Indenture between Penelec and United States Trust Company of New York dated April 1, 1999.

          4-C-14 Indenture between Penelec and United States Trust Company of New York dated June 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9327.

          4-D Amended and Restated Limited Partnership Agreement of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

          4-E Action Creating Series A Preferred Securities of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

          4-F Payment and Guarantee Agreement of JCP&L, dated May 18, 1995 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

          4-G     Payment and Guarantee Agreement of Met-Ed,  dated May 28, 1999
                  - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC No. 70-9329.

          4-H Amendment No. 1 to Payment and Guarantee Agreement of Met-Ed, dated November 23, 1999.

          4-I     Payment and  Guarantee  Agreement  of Penelec,  dated June 16,
                  1999  -   Incorporated   by  reference   to  Exhibit   B-1(a),
                  Certificate Pursuant to Rule 24, SEC File No. 70-9327.

          4-J Amendment No. 1 to Payment and Guarantee Agreement of Penelec, dated November 23, 1999.

          4-K Form of Rights Agreement between GPU, Inc. and ChaseMellon Shareholder Services, L.L.C. - Incorporated by reference to
                  Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          10-A GPU System Companies Deferred Compensation Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-A, 1997 Annual Report on Form 10-K, SEC File No. 1-6047, 1-3141, 1-446 and 1-3522.

          10-B Employee Incentive Compensation Plan of JCP&L dated April 1, 1995 - Incorporated by reference to Exhibit 10-D, 1995 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-C Employee Incentive Compensation Plan of Met-Ed dated April 1, 1995 - Incorporated by reference to Exhibit 10-E, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

          10-D Employee Incentive Compensation Plan of Penelec dated April 1, 1995 - Incorporated by reference to Exhibit 10-F, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-E Incentive Compensation Plan for Elected Officers of JCP&L dated February 6, 1997 - Incorporated by reference to Exhibit 10-G, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-F Incentive Compensation Plan for Elected Officers of Met-Ed dated February 6, 1997 - Incorporated by reference to Exhibit 10-H, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          10-G Incentive Compensation Plan for Elected Officers of Penelec dated February 6, 1997 - Incorporated by reference to Exhibit 10-I, 1997 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-H Deferred Remuneration Plan for Outside Directors of JCP&L dated June 5, 1997 - Incorporated by reference to Exhibit 10-J, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-I    JCP&L Supplemental and Excess Benefits Plan dated June 5, 1997
                  - Incorporated by reference to Exhibit 10-K, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-J Met-Ed Supplemental and Excess Benefits Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-L, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          10-K Penelec Supplemental and Excess Benefits Plan dated June 5, 1997 - Incorporated by reference to Exhibit 10-M, 1997 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-L Letter agreement dated August 7, 1997 relating to terms of employment and pension benefits for I.H. Jolles - Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-M GPU, Inc. Restricted Stock Plan for Outside Directors dated June 4, 1998 - Incorporated by reference to Exhibit 10-O, 1998 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-N Retirement Plan for Outside Directors of GPU, Inc. dated June 5, 1997 - Incorporated by reference to Exhibit 10-R, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-O Deferred Remuneration Plan for Outside Directors of GPU, Inc. dated October 8, 1997 - Incorporated by reference to
                  Exhibit 10-R, 1997 Annual Report on Form 10-S, SEC File No. 1-6047.

          10-P Second Amended and Restated Nuclear Material Lease Agreement, dated as of November 5, 1998, between Oyster Creek Fuel Corp. and JCP&L - Incorporated by reference to Exhibit 10-S, 1998 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-Q Letter Agreement, dated as of November 5, 1998, from JCP&L relating to Oyster Creek Nuclear Material Lease Agreement - Incorporated by reference to Exhibit 10-S, 1998 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-R Form of 1998 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries - Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-S Form of 1998 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries- Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-T Amended and Restated GPU System Companies Master Directors' Benefits Protection Trust effective June 1, 1999.

          10-U Amended and Restated GPU System Companies Master Executives' Benefits Protection Trust effective June 1, 1999.

          10-V GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through June 3, 1999.

          10-W Form of 1999 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-X Form of 1999 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-Y Letter agreement dated February 23, 2000 relating to terms and conditions of the supplemental pension for Robert L. Wise.

          10-Z Severance Protection Agreement for Thomas G. Broughton, dated November 5, 1998 - Incorporated by reference to Exhibit C-26 to GPU, Inc.'s Annual Report on Form U5S for the year 1998, SEC File No. 30-126.

          10-AA Severance Protection Agreement for Fred D. Hafer, dated November 5, 1998 - Incorporated by reference to Exhibit C-24 to GPU, Inc.'s Annual Report on Form U5S for the year 1998, SEC File No. 30-126.

          10-BB Severance Protection Agreement for Ira H. Jolles, dated November 5, 1998- Incorporated by reference to Exhibit C-25 to GPU, Inc.'s Annual Report on Form U5S for the year 1998, SEC File No. 30-126.

          10-CC Severance Protection Agreement for Bruce L. Levy, dated December 16, 1998 - Incorporated by reference to Exhibit C-28 to GPU, Inc.'s Annual Report on Form U5S for the year 1998, SEC File No. 30-126.

          10-DD Severance Protection Agreement for Carole B. Snyder, dated November 30, 1998 - Incorporated by reference to Exhibit C-27 to GPU, Inc.'s Annual Report on Form U5S for the year 1998, SEC File No. 30-126.

          10-EE Severance Protection Agreement for Robert L. Wise, as amended and restated, dated February 23, 2000.

          10-FF GPU Companies Supplemental Executive Retirement Plan, as adopted effective July 1, 1999.

          10-GG Oyster Creek Nuclear Generating Station Purchase and Sale Agreement by and among GPU Nuclear, Inc. and JCP&L, as sellers, and AmerGen Energy Company, LLC, as buyer, dated as of October 15, 1999.

          10-HH Agreement and Plan of Merger by and among GPU, Inc., MYR Group Inc. and GPX Acquisition Corp. - Incorporated by reference to Exhibit (c) (1) to GPU Inc.'s. Schedule 14D-1 Tender Offer Statement, SEC File No. 1-6047.

          10-II Letter Agreement with Charles M. Brennan III and Byron D. Nelson, dated December 21, 1999 - Incorporated by reference to exhibit (c) (2) to GPU, Inc.'s Schedule 14D-1 Tender Offer Statement, SEC File No. 1-6047.

          10-JJ   Forms of Estate Enhancement Program Agreements.

          12 Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                  A - GPU, Inc. and Subsidiary Companies

                  B - JCP&L

                  C - Met-Ed
                  D - Penelec

          21      Subsidiaries of the Registrants

                  A - JCP&L

                  B - Met-Ed
                  C - Penelec

          23      Consent of Independent Accountants

                  A - GPU, Inc.

                  B - JCP&L

                  C - Met-Ed
                  D - Penelec

          27      Financial Data Schedules

                  A - GPU, Inc. and Subsidiary Companies

                  B - JCP&L

                  C - Met-Ed
                  D - Penelec

(b) Reports on Form 8-K:

                  GPU, Inc.:
                  ---------

                       Dated  December  2, 1999,  under Item 2  (Acquisition  or
                        Disposition of Assets) and Item 5 (Other Events).

                       Dated December 22, 1999, under Item 5 (Other Events). Dated December 27, 1999, under Item 2 (Acquisition or
                        Disposition of Assets).
                       Dated December 27, 1999, under Item 5 (Other Events). Dated December 29, 1999, under Item 5 (Other Events). Dated February 4, 2000, under Item 5 (Other Events). Dated March 3, 2000, under Item 7 (Financial
                        Statements, Pro Forma Financial Information and
                        Exhibits).

                  Jersey Central Power & Light Company:
                  ------------------------------------

                       Dated November 18, 1999, under Item 5 (Other Events).
                       Dated December 2, 1999, under Item 2 (Acquisition or
                        Disposition of Assets) and Item 5 (Other Events).
                       Dated December 27, 1999, under Item 2 (Acquisition or
                        Disposition of Assets).

                  Metropolitan Edison Company:
                  ---------------------------

                       Dated  December  2, 1999,  under Item 2  (Acquisition  or
                        Disposition of Assets) and Item 5 (Other Events).

                       Dated  December 27, 1999,  under Item 2  (Acquisition  or
                        Disposition of Assets).

                       Dated February 4, 2000, under Item 5 (Other Events).

                  Pennsylvania Electric Company:
                  -----------------------------

                       Dated  December  2, 1999,  under Item 2  (Acquisition  or
                        Disposition of Assets) and Item 5 (Other Events).

                       Dated  December 27, 1999,  under Item 2  (Acquisition  or
                        Disposition of Assets).

                       Dated February 4, 2000, under Item 5 (Other Events).

                                    GPU, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GPU, INC.

Dated: March 20, 2000                  BY: /s/ F. D. Hafer
                                           ---------------
                                            F. D. Hafer, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date

/s/ F. D. Hafer                                               March 20, 2000
----------------------------------------------
F. D. Hafer, Chairman (Chief Executive
Officer) and President and Director

/s/ B. L. Levy                                                March 20, 2000
----------------------------------------------
B. L. Levy, Senior Vice President
(Chief Financial Officer)

/s/ P. E. Maricondo                                           March 20, 2000
----------------------------------------------
P. E. Maricondo, Vice President and
Comptroller (Chief Accounting Officer)

/s/ T. H. Black                                               March 20, 2000
----------------------------------------------
T. H. Black, Director

/s/ T. B. Hagen                                               March 20, 2000
----------------------------------------------
T. B. Hagen, Director

/s/ H. F. Henderson, Jr.                                      March 20, 2000
----------------------------------------------
H. F. Henderson, Jr., Director

/s/ J. M. Pietruski                                           March 20, 2000
----------------------------------------------
J. M. Pietruski, Director

/s/ C. A. Rein                                                March 20, 2000
----------------------------------------------
C. A. Rein, Director

/s/ B. S. Townsend                                            March 20, 2000
----------------------------------------------
B. S. Townsend, Director

/s/ C. A. H. Trost                                            March 20, 2000
----------------------------------------------
C. A. H. Trost, Director

/s/ K. L. Wolfe                                               March 20, 2000
----------------------------------------------
K. L. Wolfe, Director

/s/ P. K. Woolf                                               March 20, 2000
----------------------------------------------
P. K. Woolf, Director

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

                                       JERSEY CENTRAL POWER & LIGHT COMPANY

Dated: March 20, 2000                  BY: /s/ R. L. Wise
                                           --------------
                                            R. L. Wise, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date

/s/ F. D. Hafer                                               March 20, 2000
----------------------------------------------
F. D. Hafer, Chairman
(Principal Executive Officer) and Director

/s/ R. L. Wise                                                March 20, 2000
----------------------------------------------
R. L. Wise, President
(Principal Operating Officer) and Director

/s/ B. L. Levy                                                March 20, 2000
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ M. P. O'Flynn                                             March 20, 2000
----------------------------------------------
M. P. O'Flynn, Vice President-Finance
and Rates & Comptroller and Director
(Principal Accounting Officer)


/s/ C. B. Snyder                                              March 20, 2000
----------------------------------------------
C. B. Snyder, Director


/s/ G. E. Persson                                             March 20, 2000
----------------------------------------------
G. E. Persson, Director


/s/ S. C. Van Ness                                            March 20, 2000
----------------------------------------------
S. C. Van Ness, Director


/s/ S. B. Wiley                                               March 20, 2000
----------------------------------------------
S. B. Wiley, Director

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

                                       METROPOLITAN EDISON COMPANY

Dated: March 20, 2000                  BY: /s/ R. L. Wise
                                           --------------
                                            R. L. Wise, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date

/s/ F. D. Hafer                                               March 20, 2000
----------------------------------------------
F. D. Hafer, Chairman
(Principal Executive Officer) and Director

/s/ R. L. Wise                                                March 20, 2000
----------------------------------------------
R. L. Wise, President
(Principal Operating Officer) and Director

/s/ B. L. Levy                                                March 20, 2000
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ M. P. O'Flynn                                             March 20, 2000
----------------------------------------------
M. P. O'Flynn, Vice President-Finance
and Rates & Comptroller and Director
(Principal Accounting Officer)


/s/ C. B. Snyder                                              March 20, 2000
----------------------------------------------
C. B. Snyder, Director

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

                                         PENNSYLVANIA ELECTRIC COMPANY

Dated: March 20, 2000                    BY: /s/ R. L. Wise
                                             --------------
                                             R. L. Wise, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                                     Date

/s/ F. D. Hafer                                               March 20, 2000
----------------------------------------------
F. D. Hafer, Chairman
(Principal Executive Officer) and Director

/s/ R. L. Wise                                                March 20, 2000
----------------------------------------------
R. L. Wise, President
(Principal Operating Officer) and Director

/s/ B. L. Levy                                                March 20, 2000
----------------------------------------------
B. L. Levy, Vice President
(Principal Financial Officer)


/s/ M. P. O'Flynn                                             March 20, 2000
----------------------------------------------
M. P. O'Flynn, Vice President-Finance
and Rates & Comptroller and Director
(Principal Accounting Officer)


/s/ C. B. Snyder                                              March 20, 2000
----------------------------------------------
C. B. Snyder, Director

              INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
              -------------------------------------------------
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------
                                 GPU, INC.                        Page
                                 ---------                        ----

Supplementary Data
------------------

GPU Energy Companies' Statistics                                  F-3
Selected Financial Data                                           F-4
Quarterly Financial Data                                          F-5

Combined Management's Discussion and Analysis of

   Financial Condition and Results of Operations                  F-6

Financial Statements
--------------------

Report of Independent Accountants                                 F-41
Consolidated Balance Sheets as of December 31, 1999 and 1998 F-42 Consolidated Statements of Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-44
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-45
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 1999, 1998 and 1997                   F-45
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997                   F-46

Combined Notes to Consolidated Financial Statements               F-47

Financial Statement Schedules
-----------------------------

Schedule II - Valuation and Qualifying Accounts for the
   Years 1997-1999                                                F-104


                      JERSEY CENTRAL POWER & LIGHT COMPANY
                      ------------------------------------

Supplementary Data
------------------

Company Statistics                                                F-105
Selected Financial Data                                           F-106
Quarterly Financial Data                                          F-107

Financial Statements
--------------------

Report of Independent Accountants                                 F-108
Consolidated Balance Sheets as of December 31, 1999 and 1998 F-109 Consolidated Statements of Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-111
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-112
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 1999, 1998 and 1997                   F-112
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997                   F-113

Financial Statement Schedules
-----------------------------

Schedule II - Valuation and Qualifying Accounts for the
   Years 1997-1999                                                F-114

               INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
               -------------------------------------------------
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


                           METROPOLITAN EDISON COMPANY
                           ---------------------------

Supplementary Data

Company Statistics                                                F-115
Selected Financial Data                                           F-116
Quarterly Financial Data                                          F-117

Financial Statements

Report of Independent Accountants                                 F-118
Consolidated Balance Sheets as of December 31, 1999 and 1998 F-119 Consolidated Statements of Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-121
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-122
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 1999, 1998 and 1997                   F-122
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997                   F-123

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the
   Years 1997-1999                                                F-124


                          PENNSYLVANIA ELECTRIC COMPANY
                          -----------------------------

Supplementary Data

Company Statistics                                                F-125
Selected Financial Data                                           F-126
Quarterly Financial Data                                          F-127

Financial Statements

Report of Independent Accountants                                 F-128
Consolidated Balance Sheets as of December 31, 1999 and 1998 F-129 Consolidated Statements of Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-131
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 1999, 1998 and 1997                   F-132
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 1999, 1998 and 1997                   F-132
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997                   F-133

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the
   Years 1997-1999                                                F-134


Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.


GPU, Inc. and Subsidiary Companies

GPU ENERGY COMPANIES' STATISTICS

For The Years Ended December 31,             1999     1998      1997       1996      1995
------------------------------------------------------------------------------------------

Capacity at System Peak (in MW):
  Company owned                              5,765       6,751    6,740    6,680     6,637
  Contracted                                 3,192       4,275    3,930    3,536     3,604
                                            ------      ------   ------   ------     -----
      Total capacity (a)                     8,957      11,026   10,670   10,216    10,241
                                            ======      ======   ======   ======    ======

Hourly Peak Load (in MW):
  Summer peak                               10,075       9,412    9,555    8,497     9,101
  Winter peak                                8,046       7,579    7,736    7,756     7,861
  Reserve at system peak (%)                 (11.1)       17.0     11.7     20.2      12.5
  Load factor (%) (b)                         57.2        59.4     57.6     64.2      57.5

Sources of Energy (in thousands of MWH):

  Coal                                      12,116      19,675   19,390   18,133    17,500
  Nuclear                                   11,479      11,358   10,992   11,439    11,582
  Gas, hydro & oil                             736         888      800      812     1,019
                                            ------      ------   ------   ------    ------
      Net generation                        24,331      31,921   31,182   30,384    30,101
  Utility purchases and interchange         11,047       8,782    9,004    8,795    10,297
  Nonutility purchases                      10,875      10,952   11,119   11,046    10,712
                                            ------      ------   ------   ------    ------
      Total sources of energy               46,253      51,655   51,305   50,225    51,110
  Energy from alternate suppliers           10,034           -        -       -          -
  Company use, line loss, etc.              (4,783)     (4,300)  (5,437)  (5,777)   (5,357)
                                            ------      ------   ------   ------    ------
      Total delivered MWH sales             51,504      47,355   45,868   44,448    45,753
                                            ======      ======   ======   ======   =======

Fuel Expense (in millions):
  Coal                                      $  162       $ 263    $ 268     $263      $251
  Nuclear                                       67          67       63       70        74
  Gas & oil                                     31          32       40       38        38
                                             -----        ----     ----      ---       ---
      Total                                 $  260       $ 362    $ 371     $371      $363
                                             =====        ====     ====      ===      ====
Power Purchased and Interchanged (in millions):
  Utility and interchange purchases         $  422      $  311   $  294   $  267    $  351
  Nonutility purchases                         783         788      759      730       671
  Deferred nonutility costs (PA)               (66)        (17)     (25)       -         -
  Amortization of nonutility buyout costs       26          30       19        9         -
                                             -----       -----    -----   -----      ----
      Total                                 $1,165      $1,112   $1,047   $1,006    $1,022
                                             =====       =====    =====    =====     =====
Delivered MWH Sales (in thousands):
  Residential                               16,107      15,347   15,091   15,298    14,802
  Commercial                                15,431      14,778   14,281   14,017    13,544
  Industrial                                12,239      12,644   12,469   12,093    11,982
  Other                                        811         996    1,110    1,105     1,143
                                            ------      ------   ------   ------   -------
      Sales to customers                    44,588      43,765   42,951   42,513    41,471
  Sales to other utilities                   6,916       3,590    2,917    1,935     4,282
                                            ------      ------   ------   ------    ------
      Total                                 51,504      47,355   45,868   44,448    45,753
                                            ======      ======   ======   ======    ======
Operating Revenues (in millions):
  Residential                               $1,618      $1,579   $1,617   $1,599    $1,542
  Commercial                                 1,229       1,350    1,372    1,324     1,258
  Industrial                                   498         795      833      803       780
  Other                                         60          66       75       71        73
                                             -----       -----    -----    -----     -----
      Sales to customers                     3,405       3,790    3,897    3,797     3,653
  Provision for rate refunds                   (56)        (62)     -        -           -
  Sales to other utilities                     233         132       77       57       101
                                             -----       -----    -----    -----    ------
      Total electric energy sales            3,582       3,860    3,974    3,854     3,754
  Other revenues                               104          93       70       64        51
                                             -----       -----    -----    -----    ------
      Total                                 $3,686      $3,953   $4,044   $3,918    $3,805
                                             =====       =====    =====    =====     =====
Customers at Year-End (in thousands):
  Total customers                            2,063       2,041    2,021    1,997     1,976
  Customers choosing alternate suppliers        72           -        -       -         -

(a) Summer ratings at December 31, 1999 of owned and contracted capacity were 904 MW and 7,828 MW, respectively.
(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

                                       F-3


GPU, Inc. and Subsidiary Companies

SELECTED FINANCIAL DATA

For The Years Ended December 31,           1999(1)       1998(2)   1997(3)     1996(4)         1995(5)
-------------------------------------------------------------------------------------------------------------

Common Stock Data

Earnings per common share before extraordinary item:

  Basic                                   $   3.66      $   3.03  $   2.78     $   2.48       $   3.79
  Diluted                                 $   3.66      $   3.03  $   2.77     $   2.47       $   3.79

Earnings per common share:
  Basic                                   $   3.66      $   2.83  $   2.78     $   2.48       $   3.79
  Diluted                                 $   3.66      $   2.83  $   2.77     $   2.47       $   3.79

Cash dividends paid per share             $  2.105      $  2.045  $  1.985     $  1.925       $   1.86

Book value per share                      $  28.45      $  27.01  $  25.59     $  25.21       $  24.66

Closing market price per share            $ 29 3/4      $44 3/16  $ 42 1/8     $ 33 5/8       $     34

Common shares outstanding (in thousands):

  Basic average                            125,368       127,093   120,722     120,513         116,063
  Diluted average                          125,570       127,312   121,002     120,751         116,179
  At year-end                              121,806       127,996   120,833     120,611         120,423

Market price to book value at year-end        105%          164%      165%        133%            138%

Price/earnings ratio                           8.1          15.6      15.2        13.6             9.0

Return on average common equity              13.0%         10.7%     10.7%        9.8%           16.0%

Financial Data (in millions)

Operating revenues                        $4,757.1      $4,248.8  $4,143.4    $3,970.7        $3,822.5

Other operation and maintenance expense    1,495.4       1,106.9     993.7     1,114.9           965.1

Income before extraordinary item             459.0         385.9     335.1       298.4           440.1

Net income                                   459.0         360.1     335.1       298.4           440.1

Net utility plant in service               7,836.5       6,565.1   7,100.5     5,942.4         5,862.4

Total assets                              21,718.1      16,288.1  12,822.9    10,851.4         9,751.5

Long-term debt                             5,850.6       3,825.6   4,326.0     3,177.0         2,567.9

Long-term capital lease obligations            2.2           2.6       3.3         6.6            11.7

Trust preferred securities                   200.0           -         -            -               -

Subsidiary-obligated mandatorily
  redeemable preferred securities            125.0         330.0     330.0       330.0           330.0

Cumulative preferred stock with
  mandatory redemption                        73.2          86.5      91.5       114.0           134.0

Capital expenditures and
  investments (includes acquisitions)      2,131.7         468.2   2,268.6       977.5           626.7

Employees                                   10,830         8,957     9,346       9,345          10,286


(1) Results for 1999 include net gains of $36.1 million (after-tax), or $0.29 per share, as a result of the sales of substantially all the GPU Energy companies' electric generating stations as well as a gain on the sale of the Midlands supply business of $6.8 million (after-tax), or $0.05 per share. Also in 1999, as a result of the NJBPU Restructuring Order, GPU recorded a non-recurring charge of $68 million (after-tax), or $0.54 per share. For additional information, see Note 7, Acquisitions.

(2) Results for 1998 include an extraordinary charge of $25.8 million (after-tax), or $0.20 per share, as a result of the PaPUC's Restructuring Orders on Met-Ed and Penelec's restructuring plans. Also in 1998, as a result of the PaPUC Orders, GPU recorded a non-recurring charge of $40 million (after-tax), or $0.32 per share, related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(3) Results for 1997 reflect a non-recurring charge of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including Midlands, by the Government of the United Kingdom.

(4) Results  for  1996  reflect  a   non-recurring   charge  of  $74.5   million
    (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.

(5) Results for 1995 reflect the reversal of $104.9 million (after-tax), or $0.91 per share, of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $8.4 million (after-tax), or $0.07 per share, of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

                                       F-4


GPU, Inc. and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First Quarter           Second Quarter
                                           -------------------------  ----------------------
in thousands, except
per share data                                1999 (1)      1998        1999(2)    1998 (3)
--------------------------------------------------------------------------------------------

Operating revenues                         $1,068,703    $1,043,109     $892,700  $1,015,087
Operating income                              298,633       259,634      132,027     215,622
Income before extraordinary item              190,719       133,780       47,262      79,937
Net income/(loss)                             190,719       133,780       47,262    (195,173)
Basic earnings per share before
  extraordinary item                             1.49          1.07         0.39        0.62
Diluted earnings per share before
  extraordinary item                             1.49          1.07         0.38        0.62
Basic earnings/(loss) per share                  1.49          1.07         0.39       (1.54)
Diluted earnings/(loss) per share                1.49          1.07         0.38       (1.54)


                                                Third Quarter           Fourth Quarter
                                               ----------------------- ------------------
in thousands, except
per share data                                1999        1998 (4)       1999(5)       1998
--------------------------------------------------------------------------------------------


Operating revenues                         $1,424,286    $1,168,779   $1,371,435  $1,021,817
Operating income                              376,970       225,950      201,200     194,873
Income before extraordinary item              147,547        88,691       73,486      83,473
Net income                                    147,547       338,046       73,486      83,473
Basic earnings per share before
  extraordinary item                             1.18          0.69         0.60        0.65
Diluted earnings per share before
  extraordinary item                             1.18          0.69         0.60        0.65
Basic earnings per share                         1.18          2.65         0.60        0.65
Diluted earnings per share                       1.18          2.65         0.60        0.65


(1) Results for the first quarter of 1999 include an increase of $27.8 million after-tax, or $0.22 per share, for the gain on the sale of Penelec's Homer City Station, related to wholesale operations.

(2) Results for the second quarter of 1999 include a reduction of $68 million after-tax, or $0.54 per share, as a result of the NJBPU's Restructuring Order on JCP&L, and an after-tax increase of $9.7 million, or $0.08 per share, for the gain on the sale of the Midlands supply business.

(3) Results for the second quarter of 1998 were affected by an extraordinary charge of $275.1 million after-tax, or $2.16 per share, as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Orders on Met-Ed and Penelec's restructuring plans.

(4) In the third quarter of 1998, as a result of amended PaPUC Restructuring Orders, GPU reversed $266.3 million after-tax, or $2.09 per share, of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $17 million after-tax, or $0.13 per share, primarily related to the write-off of FERC jurisdictional assets. Also in the third quarter of 1998, as a result of the amended PaPUC Orders, GPU recorded a non-recurring charge of $40 million after-tax, or $0.32 per share, related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(5) Results for the fourth quarter of 1999 include an increase of $8.3 million after-tax, or $0.07 per share, for the net gains on the sales of substantially all of GPU Energy's remaining generating assets; and, as a result of adjustments to the working capital estimate, a reduction of $2.9 million after-tax, or $0.03 per share, was taken against the previously recorded gain on the sale of the Midlands supply business. In addition, the aggregate effect on earnings of other fourth quarter 1999 adjustments was a loss of approximately $23 million after-tax, or approximately $0.19 per share.

                                       F-5

GPU, Inc. and Subsidiary Companies

               COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

     The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; energy prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

                            GPU RESULTS OF OPERATIONS
                            -------------------------

EARNINGS PER SHARE CONTRIBUTION:
--------------------------------

(on a diluted basis)         1999   1998  Change       1998    1997    Change
-----------------------------------------------------------------------------
Operations:
   GPU Energy companies *  $ 3.51  $ 2.90 $ 0.61      $ 2.90   $ 3.21  $(0.31)
   GPU Electric              0.38    0.44  (0.06)       0.44     0.75   (0.31)
   GPUI Group                0.15    0.11   0.04        0.11    (0.13)   0.24
   GPU AR                   (0.04)  (0.01) (0.03)      (0.01)   (0.04)   0.03
   GPU, Inc. (Corporate)    (0.14)  (0.09) (0.05)      (0.09)   (0.12)   0.03
                            -----   -----  -----       -----    -----   -----
     Total operations        3.86    3.35   0.51        3.35     3.67   (0.32)
Non-recurring items:
   GPU Energy companies     (0.25)  (0.52)  0.27       (0.52)     -     (0.52
   GPU Electric              0.05     -     0.05         -      (0.90)   0.90
                            -----   -----  -----       -----    -----   -----
     Total                 $ 3.66  $ 2.83  $ 0.83     $ 2.83   $ 2.77  $ 0.06
                            =====   =====   =====      =====    =====   =====

*  Includes GPU Telcom

   GPU's 1999 earnings were $459.0 million, or $3.66 per share, compared with earnings of $360.1 million, or $2.83 per share, for 1998. GPU's return on average common equity was 13.0% in 1999, compared to 10.7% in 1998. Both periods reflect non-recurring items.

     Excluding the following non-recurring items, earnings for 1999 would have been $484.1 million, or $3.86 per share: the net gain of $36.1 million after-tax, or $0.29 per share, for the sales of the GPU Energy companies' generating facilities related to wholesale operations; the non-recurring charge of $68 million after-tax, or $0.54 per share, resulting from a Summary Restructuring Order (Summary Order) issued to JCP&L by the New Jersey Board of Public Utilities (NJBPU); and the gain on the sale of the Midlands Electricity plc (Midlands) supply business of $6.8 million after-tax, or $0.05 per share. Excluding the effect of the Pennsylvania Public Utility Commission's (PaPUC) rate actions, earnings for 1998 would have been $425.9 million, or $3.35 per share. Return on average common equity for 1999 and 1998 on this basis would have been 13.7% and 12.4%, respectively.

     The $0.51 per share earnings increase in 1999 versus 1998, excluding non-recurring items, was due to increased earnings from the GPU Energy companies primarily as a result of higher sales to other utilities, lower operation and maintenance (O&M) expense and lower depreciation expense. Also contributing to the increase was higher profits from operations at Midlands. Partially offsetting these increases were lower generation sales to customers by the GPU Energy companies as a result of some customers choosing alternate suppliers; and the absence of gains realized in 1998 on the sale of GPU Electric's interest in Solaris Power (Solaris) and the sale of AllGas Energy stock.

     In 1997, a non-recurring charge of $109.3 million, or $0.90 per share, was taken for a windfall profits tax assessed on privatized utilities by the Government of the United Kingdom. Excluding the impact of non-recurring items in both years, GPU's earnings for 1998 would have been $425.9 million, compared to $444.4 million in 1997, and earnings per share for 1998 would have been $3.35, compared to $3.67 in 1997. Return on average common equity for 1998 and 1997 on this basis would have been 12.4% and 14%, respectively.

     The 1998 earnings per share decrease on this basis was due to lower income from the GPU Energy companies, and increased shares outstanding due to the sale of GPU, Inc. common stock in February 1998. The GPU Energy companies' earnings reduction for the period was due to increased O&M expenses primarily related to the implementation of a new company-wide computer software system and restructuring costs related to staff reductions, partially offset by higher electric sales. After adjusting for the related impacts of the windfall profits tax, GPU Electric's income contribution increased for the year and partially offset the GPU Energy companies' decrease.

OPERATING REVENUES:
------------------
     Operating revenues increased $508.3 million to $4.8 billion in 1999, and increased $105.4 million to $4.2 billion in 1998. The components of the changes are as follows:

                                              Changes (in millions)
                                        --------------------------------
                                           1999                 1998
                                           ----                 ----
GPU Energy companies:
   Kilowatt-hour (KWH) revenues           $(570.8)            $  30.9
   Energy and restructuring-related
     revenues                               220.2                49.8
   Obligation to refund revenues            (58.6)              (56.4)
   Competitive transition charge
     (CTC) revenues                         138.7                  -
   GPU Telcom revenues                       (9.7)               16.1
   Other revenues                            12.7              (130.9)
                                            -----              ------
        Total GPU Energy companies         (267.5)              (90.5)
GPU Electric                                683.5               151.6
GPUI Group                                   18.6                34.7
GPU AR                                       73.7                 9.6
                                            -----               -----
        Total increase                    $ 508.3             $ 105.4
                                            =====               =====

GPU Energy companies

Kilowatt-hour revenues
----------------------

1999

     The decrease was primarily due to lower generation-related revenues of approximately $430 million as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease of approximately $325 million in nonutility generation (NUG) revenues for Met-Ed and Penelec (which did not have an impact on earnings since NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases were increased sales to other utilities of approximately $160 million, the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced JCP&L's 1998 revenues and higher weather-related sales.

1998

     The increase in KWH revenues was primarily due to an increase in residential and commercial customer usage, partially offset by lower weather-related sales to residential and commercial customers, and the absence in 1998 of the step increase in unbilled revenue recorded by Met-Ed.

Energy and restructuring-related revenues (JCP&L only)
------------------------------------------------------

1999 and 1998

     The 1999 increase was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The 1998 increase was due primarily to increased sales to other utilities and higher residential and commercial customer sales.

Obligation to refund revenues to customers
------------------------------------------

1999

     The decrease was primarily due to the NJBPU's Summary Order issued to JCP&L which requires JCP&L to refund customers 5% from rates in effect as of April 30, 1997. As a result, JCP&L recorded a reduction to operating revenues of $115 million. Partially offsetting the effect of the decrease was the absence of rate reductions to operating revenues of $56.4 million, recorded in 1998, as a result of PaPUC Restructuring Orders for Met-Ed and Penelec.

1998

     In 1998, as a result of amended PaPUC Restructuring Orders, Met-Ed and Penelec recorded reductions to operating revenues of $56.4 million to reflect their obligation to make refunds to customers from 1998 revenues (2.5% for Met-Ed customers and 3% for Penelec customers).

Competitive transition charge (CTC) revenues (Met-Ed and Penelec only)
----------------------------------------------------------------------

1999

     CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed and Penelec's final Restructuring Orders effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

1999

     The increase was due primarily to increased transmission revenues at Met-Ed and Penelec as a result of customer shopping in Pennsylvania.

1998

     The 1998 decrease was primarily due to lower revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998. This decrease did not have an impact on earnings.

GPU Electric

1999

     The increase in revenues was primarily due to the inclusion of revenues from: Midlands (of which the remaining 50% was acquired in July 1999), $503.9 million; Empresa Distribuidora Electrica Regional, S.A. (Emdersa) (acquired in March 1999), $136 million; and GPU GasNet (acquired in June 1999), $31.3 million. For additional information, see Note 7, Acquisitions.

1998

     The increase in revenues was due mainly to including the full year effect of GPU PowerNet (acquired in November 1997).

GPUI Group

1999

     The increase was  primarily due to an increase in Empresa  Guaracachi  S.A.
(EGSA) energy and capacity revenues of $2.4 million, and the full year effect of consolidating Onondaga Cogen, L.P. (Onondaga) of $11 million.

1998

     The increase in revenues was due mainly to including the full year effect of Lake Cogen, Ltd. (Lake), and the effect of including Onondaga beginning in August 1998.

GPU AR

1999

     The increase was primarily due to an increase in energy sales to customers who chose GPU AR as their electric energy supplier as part of retail customer choice in Pennsylvania. Some of GPU AR's customers are located in the GPU Energy companies' service territories.

1998

     GPU AR's 1998 revenues were derived from energy sales to customers who chose it as their energy supplier as part of the retail access pilot program in Pennsylvania.

OPERATING INCOME:
----------------

     Operating income increased $112.8 million to $1.01 billion in 1999, and increased $25.3 million to $896.1 million in 1998. The components of the changes are as follows:

                                               Changes (in millions)
                                        --------------------------------
                                             1999                 1998
                                             ----                 ----

GPU Energy companies                       $ (30.2)            $ (74.7)
GPU Electric                                 143.9                90.4
GPUI Group                                    11.5                 2.0
GPU AR                                        (3.6)                3.8
GPU, Inc.                                     (8.8)                3.8
                                             -----               -----
        Total increase                     $ 112.8             $  25.3
                                             =====               =====

GPU Energy companies

1999

     The decrease was due to lower revenues as discussed above (see Operating Revenues section for additional information). Also contributing to the decrease was a pre-tax reserve of $25 million for Met-Ed and Penelec related to the regulatory uncertainty of the full recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings. Partially offsetting this decrease was lower O&M expenses primarily due to the sale of Penelec's interest in the Homer City Station (Homer City), lower depreciation expense due to the effect of the impairment write-down of the Oyster Creek (Oyster Creek) nuclear generating station and Three Mile Island Unit 1 (TMI-1) nuclear generating facility in 1999 and 1998, respectively; and the sale of Homer City.

1998

     The decrease was due primarily to lower revenues as discussed above (see Operating Revenues section for additional information). Also contributing to the decrease was higher O&M expenses primarily due to the implementation of a new company-wide computer software system, costs related to staff reductions and the full year inclusion of O&M expenses for GPU Telcom. The decrease also included additional amortization expense related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeded the maximum amount allowed and must be applied against JCP&L's stranded cost pool.

GPU Electric

1999

     The increase was due primarily to the consolidation of Midlands since the acquisition of the remaining 50% ownership in 1999, and the inclusion of Emdersa and GPU GasNet from their acquisition dates in 1999.

1998

     The increase was due to higher revenues as discussed above, partially offset by an increase in O&M expenses primarily due to the full year effect of including GPU PowerNet.

GPUI Group

1999

     The increase was primarily due to higher revenues as discussed above, and the full year effect of consolidating Onondaga.

1998

     The increase was primarily due to higher revenues as discussed above, mostly offset by an increase in O&M expenses primarily due to the full year effect of including Lake, as well as the effect of including Onondaga beginning August 1998.

GPU AR

1999

     The decrease was primarily due to increased prices for power purchases due to the hot summer of 1999, partially offset by higher revenues as discussed above.

1998

     The increase was primarily due to higher revenues as discussed above, partially offset by increased power purchases.

OTHER INCOME AND DEDUCTIONS:
---------------------------

     Other income and deductions increased $54.5 million to $175.8 million in 1999, and increased $142.7 million to $121.3 million in 1998. The components of the changes are as follows:

                                               Changes (in millions)
                                        --------------------------------
                                             1999                1998
                                             ----                ----

GPU Energy companies                       $ 78.8              $(13.4)
GPU Electric                                (25.6)              114.4
GPUI Group                                    0.4                42.1
GPU AR                                        0.1                 0.1
GPU, Inc.                                     0.8                (0.5)
                                             ----               -----
     Total increase                        $ 54.5              $142.7
                                             ====               =====

GPU Energy companies

1999

     The increase was primarily due to the recognition of net gains of $61.3 million pre-tax, as a result of the sale of substantially all the GPU Energy companies' electric generating stations. Also contributing to the increase was the absence of a charge for start-up payments for the establishment of an environmental fund for Met-Ed and Penelec; and the absence of a charge to terminate a contract with one of Met-Ed's wholesale customers, both in 1998.

1998

    The decrease was primarily due to a charge taken by Met-Ed and Penelec for start-up payments for the establishment of a sustainable energy fund as a result of the PaPUC's Restructuring Orders; and a charge by Met-Ed for the Middletown settlement.

GPU Electric

1999

     The decrease was primarily due to a pre-tax loss of $8.5 million for the write-down, to market value, of the investment in certain marketable securities due to GPU Electric's pending sale of this investment; and the absence of a pre-tax gain of $45 million realized in 1998 from the sale of Solaris. Offsetting the decrease was the pre-tax gain on the sale of the Midlands supply business of $10.5 million and increased earnings from Midlands' operations prior to the acquisition from Cinergy of the remaining 50%. Also contributing to the offset was the gain on the sale of the Enersis Group generation facility in Portugal.

1998

    The increase was primarily due to the absence of a $109.3 million charge taken in 1997 for a windfall profits tax imposed on Midlands by the Government of the United Kingdom. Also contributing to the increase was the pre-tax gain of $45 million realized from GPU Electric's sale of its interest in Solaris.

GPUI Group

1999

    In 1999, the GPUI Group sold its interests in two cogeneration projects and its shares of Niagara Mohawk Power Corporation stock (that it received as part of the 1998 master restructuring agreement for the Onondaga cogeneration project) for a total pre-tax gain of $12 million. Offsetting this increase was the recording of an impairment of $6.5 million, in 1999, related to the investment in the Lake cogeneration project and the absence of a pre-tax gain from the 1998 sale of a 50% interest in the Mid-Georgia cogeneration project of $9.1 million, which is offset by $2.5 million of deferred revenues recognized in income in 1999.

1998

    The increase was due primarily to the pre-tax gain of $9.1 million realized from the sale of half its interest in the Mid-Georgia cogeneration plant and higher investment income of $21.5 million.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
----------------------------------------

    Interest charges and preferred dividends increased $93.3 million to $482.5 million in 1999, and increased $69.9 million to $389.2 million in 1998. The components of the changes are as follows:

                                               Changes (in millions)
                                        --------------------------------

                                            1999                  1998
                                            ----                  ----

GPU Energy companies                      $(21.1)              $  (7.1)
GPU Electric                               114.6                  76.3
GPUI Group                                   1.5                  (0.1)
GPU, Inc.                                   (1.7)                  0.8
                                            ----                 -----
     Total increase                       $ 93.3               $  69.9
                                            ====                 =====

GPU Energy companies

1999

     The decrease was primarily due to the following: in 1999 Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in losses of $0.5 million and $0.7 million, respectively, for Met-Ed and Penelec); and Penelec redeemed $600 million of first mortgage bonds (FMBs). Also in 1999, JCP&L redeemed $30 million of cumulative preferred stock (which resulted in a loss of $0.8 million). Partially offsetting these decreases was increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999.

1998

     In 1998, JCP&L redeemed $15 million stated value of cumulative preferred stock.

GPU Electric

1999

     The increase was primarily due to higher debt levels from the 1999 acquisitions of Emdersa, GPU GasNet and Midlands (the remaining 50%), which resulted in additional interest expense of $8 million, $21.3 million and $66.8 million, respectively.

1998

     The increase was due primarily to debt associated with the GPU PowerNet acquisition in November 1997.

EXTRAORDINARY ITEM:
------------------

1998

     The extraordinary loss was due to the impact of the PaPUC Restructuring Orders received by Met-Ed and Penelec. For additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------
     JCP&L's earnings for 1999 were $162.9 million, compared to 1998 earnings of $212.4 million. JCP&L's return on average common equity was 10.7% in 1999, compared to 13.5% in 1998. The decrease was due to a non-recurring charge of $68 million after-tax, as a result of the NJBPU's Summary Order issued to JCP&L. Excluding the non-recurring charge, earnings for 1999 would have been $230.9 million. The increase in earnings on this basis was due primarily to increased sales to new customers, higher weather-related sales and a decrease in depreciation expense.

     Earnings in 1998 were $212.4 million, compared to 1997 earnings of $200.6 million. Contributing to this earnings increase were increased residential and commercial customer sales, partially offset by increased operation and maintenance expenses. JCP&L's return on average common equity was 13.5% in 1998, compared to 13.1% in 1997.

OPERATING REVENUES:
------------------

     Operating revenues decreased $51.4 million to $2.02 billion in 1999, and decreased $24.3 million to $2.07 billion in 1998. The components of the changes are as follows:

                                              Changes (in millions)
                                         -------------------------------
                                           1999                 1998
                                           ----                 ----

   KWH revenues                           $(156.3)            $  64.0
   Energy and restructuring-related
     revenues                               220.2                48.2
   Obligation to refund revenues           (115.0)                 -
   Other revenues                            (0.3)             (136.5)
                                           ------              ------
        Decrease in revenues              $ (51.4)            $ (24.3)
                                           ======              ======

KWH revenues
-------------
1999

     The decrease was primarily due to decreased customer usage and decreased sales to other utilities of approximately $10 million. Partially offsetting the decrease was the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position through July 1999) which reduced JCP&L's 1998 revenues; increased sales to new customers and higher weather-related sales.

                    1999 Delivered KWH Sales by Service Class
                   ------------------------------------------

                      Residential               42%
                      Commercial                40%
                      Industrial/Other          18%

1998

     The increase was due to higher residential and commercial customer usage and an increase in new residential and commercial customer sales partially offset by lower weather-related sales.

Energy and restructuring-related revenues
-----------------------------------------

1999 and 1998
     The 1999 increase was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The 1998 increase was due primarily to increased sales to other utilities and higher residential and commercial customer sales.

Obligation to refund revenues to customers
------------------------------------------

1999

     The decrease was due to the NJBPU's Summary Order issued to JCP&L which requires JCP&L to refund customers 5% from rates in effect as of

April 30, 1997. As a result, JCP&L recorded a reduction to operating revenues of $115 million.

Other revenues
--------------

1998

     The decrease was primarily due to lower revenue taxes as a result of New Jersey tax legislation that eliminated the gross receipts and franchise tax on utility bills and replaced it with a sales tax, a corporate business tax and a transitional energy facilities assessment, effective January 1, 1998. This decrease did not have an impact on earnings.

OPERATING INCOME:
----------------
     Operating income decreased $96.3 million to $365.8 million in 1999, and increased $26.5 million to $462.1 million in 1998.

1999

     The decrease was due to the obligation to make refunds to customers and lower KWH revenues as discussed above. Partially offsetting this decrease was lower depreciation expense due to the effect of the impairment write-down of Oyster Creek and TMI-1 in 1999 and 1998, respectively.

1998

     The increase was due primarily to increased KWH revenues as discussed above and lower reserve capacity expense. Partially offsetting the increase was higher O&M expenses primarily due to the implementation of a new company-wide computer software system and costs related to staff reductions. Furthermore, operating income was reduced by additional amortization expense related to JCP&L's Final Settlement representing the portion of JCP&L's return on equity which exceeded the maximum amount allowed and must be applied against JCP&L's stranded cost pool.

OTHER INCOME AND DEDUCTIONS:
---------------------------
     Other income and deductions decreased $1.5 million to $12.5 million in 1999, and increased $12.1 million to $14.0 million in 1998.

1998

     The increase was due primarily to the absence of the charges incurred in 1997 for the termination of a NUG contract and for a loss on the sale of fuel oil from the Gilbert generating station.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
----------------------------------------
     Interest charges and preferred dividends decreased $4.2 million to $114.4 million in 1999, and decreased $6.1 million to $118.6 million in 1998.

1999

     The decrease was primarily due to lower other interest expense (excludes interest on debt). Also contributing to the decrease was the redemption of $30 million of cumulative preferred stock, which resulted in a loss of $0.8 million.

1998

     The decrease was due to lower short-term debt levels and the redemption of $15 million stated value of cumulative preferred stock.

                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------
     Met-Ed's earnings for 1999 were $94.5 million, compared to 1998 earnings of $50.4 million. Met-Ed's return on average common equity was 13.9% in 1999 compared to 7.5% in 1998. Excluding the net gain of $1.2 million after-tax for the sales of Met-Ed's generating facilities related to wholesale operations, earnings for 1999 would have been $93.3 million. Excluding the effect of the PaPUC rate actions, earnings for 1998 would have been $76.4 million. The increase in earnings on this basis was primarily due to increased sales to other utilities, higher weather-related sales and a decrease in depreciation expense.

     Earnings in 1998 were $50.4 million, compared to 1997 earnings of $93 million. Met-Ed's return on average common equity was 7.5% in 1998 compared to 12.9% in 1997. In 1998, a non-recurring charge of $26 million after-tax was taken as a result of the PaPUC's Restructuring Order for Met-Ed. Also contributing to the earnings decrease was increased operation and maintenance expenses primarily related to the implementation of a new computer software system and restructuring costs related to staff reductions.

OPERATING REVENUES:
------------------

     Operating revenues decreased $16.8 million to $902.8 million in 1999, and decreased $23.5 million to $919.6 million in 1998. The components of the changes are as follows:

                                              Changes (in millions)
                                         -------------------------------
                                            1999                1998
                                            ----                ----

   KWH revenues                           $(152.0)            $ (4.5)
   Obligation to refund revenues             27.2              (27.2)
   CTC revenues                              90.0                 -
   Other revenues                            18.0                8.2
                                           ------              -----
     Decrease in revenues                 $ (16.8)            $(23.5)
                                           ======              =====

KWH revenues

1999

     The decrease was primarily due to lower generation-related revenues of approximately $220 million as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease of approximately $155 million in NUG revenues (which did not have an impact on earnings since NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases was increased sales to other utilities of approximately $130 million and higher weather-related sales.

               1999 Delivered KWH Sales by Service Class
               -----------------------------------------

                      Residential               36%
                      Commercial                29%
                      Industrial/Other          35%

1998

     The decrease was due to the absence in 1998 of the step increase in unbilled revenue as a result of Met-Ed including its ECR in base rates, amounting to $13 million, and lower weather-related sales. Partially offsetting these decreases were increased sales to other utilities, an increase in new commercial and residential customer sales and increased customer usage.

Obligation to refund revenues to customers
------------------------------------------

1999

     The increase was due to the absence of rate refunds of $27.2 million, recorded in 1998, as a result of the PaPUC Restructuring Order for Met-Ed.

1998

     In 1998, as a result of the amended PaPUC Restructuring Order, Met-Ed recorded a reduction to operating revenues of $27.2 million to reflect its obligation to make refunds, of 2.5%, to customers from 1998 revenues.

CTC revenues
------------
1999

     CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's final Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------
1999

     The increase was due primarily to increased transmission revenues as a result of customer shopping in Pennsylvania.

OPERATING INCOME:
----------------
     Operating income increased $45.8 million to $213.2 million in 1999, and decreased $47.0 million to $167.4 million in 1998.

1999

     The increase was primarily due to increased sales to other utilities, the absence of rate refunds of $27.2 million recorded in 1998 and lower depreciation expense due to the effect of the impairment write-down of TMI-1 in 1998 and lower O&M expenses. Partially offsetting this decrease was lower revenues due to customer shopping and the recording of a pre-tax reserve of $18.7 million related to the regulatory uncertainty of the full recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings.

1998

     The decrease was primarily due to lower revenues as a result of rate refunds of $27.2 million and higher O&M expenses due to increased costs from the implementation of a new computer software system and increased costs related to staff reductions. Also contributing to the decrease was higher depreciation and amortization expense due to additions to plant in service and higher depreciation rates.

OTHER INCOME AND DEDUCTIONS:
---------------------------
     Other income and deductions increased $17.5 million to $4.1 million in 1999, and decreased $16.9 million to a net expense of $13.4 million in 1998.

1999

     The increase was primarily due to the absence of a charge for start-up payments for the establishment of an environmental fund; and the absence of a charge to terminate a contract with Middletown, both in 1998. Also contributing to the increase was the recognition of net gains of $2 million pre-tax, as a result of the sale of substantially all of Met-Ed's electric generating stations.

1998

    The decrease was due primarily to a charge for start-up payments for the establishment of an environmental fund per the PaPUC's Restructuring Order and a charge for the Middletown settlement.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------
     Interest charges and preferred dividends increased $2.1 million to $61.4 million in 1999, and increased $0.2 million to $59.3 million in 1998.

1999

     The increase was due to the issuance of $100 million of trust preferred securities. Partially offsetting the increase was a decrease in interest on debt due to lower debt levels and lower preferred stock dividends due to the redemption of all of Met-Ed's preferred stock, which resulted in a loss of $0.5 million.

EXTRAORDINARY ITEM:
-------------------
1998

     The extraordinary loss was due to the impact of the PaPUC Restructuring Order received by Met-Ed. For additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items.

                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------
     Penelec's 1999 earnings were $151.6 million, compared to 1998 earnings of $38.9 million. Penelec's return on average common equity was 26.6% in 1999 compared to 5% in 1998. Excluding the net gain of $34.9 million after-tax for the sales of Penelec's generating facilities related to wholesale operations, earnings for 1999 would have been $116.7 million. Excluding the effect of the PaPUC rate actions, earnings for 1998 would have been $78.7 million. The increase in earnings on this basis was primarily due to increased sales to other utilities, higher weather-related sales and a decrease in depreciation expense.

     Earnings in 1998 were $38.9 million, compared to 1997 earnings of $94.4 million. Penelec's return on average common equity was 5% in 1998 compared to 12.1% in 1997. In 1998, a non-recurring charge of $39.8 million after-tax was taken as a result of the PaPUC's Restructuring Order for Penelec. Also contributing to the earnings decrease was increased operation and maintenance expenses primarily related to the implementation of a new computer software system and restructuring costs related to staff reductions.

OPERATING REVENUES:
-------------------

     Operating revenues decreased $110.3 million to $922 million in 1999, and decreased $20.7 million to $1.0 billion in 1998. The components of the changes are as follows:

                                              Changes (in millions)
                                        --------------------------------
                                           1999                 1998
                                           ----                 ----

   KWH revenues                           $(203.3)            $  13.9
   Obligation to refund revenues             29.2               (29.2)
   CTC revenues                              48.7                  -
   Other revenues                            15.1                (5.4)
                                           ------               -----
        Decrease in revenues              $(110.3)             $(20.7)
                                           ======               =====

KWH revenues
------------

1999

     The decrease was primarily due to lower generation-related revenues of approximately $210 million as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease of approximately $170 million in NUG revenues (which did not have an impact on earnings since NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases was increased sales to other utilities of approximately $40 million and higher weather-related sales.

                    1999 Delivered KWH Sales by Service Class
                    -----------------------------------------
                      Residential               28%
                      Commercial                32%
                      Industrial/Other          40%

1998

     The increase was primarily due to increased sales to other utilities and increased industrial customer usage offset by lower weather-related sales. The revenue comparison was also affected by the absence in 1998 of the step increase in unbilled revenue as a result of Penelec including its ECR in base rates, amounting to $15 million.

Obligation to refund revenues to customers
------------------------------------------
1999

     The increase was due to the absence of rate refunds of $29.2 million, recorded in 1998, as a result of the PaPUC Restructuring Order for Penelec.

1998

     In 1998, as a result of the amended PaPUC Restructuring Order, Penelec recorded a reduction to operating revenues of $29.2 million to reflect its obligation to make refunds, of 3%, to customers from 1998 revenues.

CTC revenues
------------
1999

     CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Penelec's Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------
1999

     The increase was due primarily to increased transmission revenues as a result of customer shopping in Pennsylvania.

OPERATING INCOME:
----------------
     Operating income increased $20.8 million to $191.6 million in 1999, and decreased $57.5 million to $170.8 million in 1998.

1999

     The increase was primarily due to increased sales to other utilities, the absence of rate refunds of $29.2 million recorded in 1998, lower O&M expenses primarily due to the sale of Penelec's interest in Homer City, lower depreciation expense due to the effect of the impairment write-down of TMI-1 in 1998 and the sale of Homer City. Partially offsetting this increase was lower KWH revenues as discussed above and a pre-tax reserve of $6.3 million related to the regulatory uncertainty of the full recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings.

1998

     The decrease was due primarily to lower revenues as a result of rate refunds of $29.2 million. Also contributing to the decrease was higher O&M expenses primarily due to the implementation of a new company-wide computer software system and costs related to staff reductions; and higher depreciation and amortization expense due to additions to plant in service and higher depreciation rates.

OTHER INCOME AND DEDUCTIONS:
---------------------------
     Other income and deductions increased $65.7 million to $59.3 million in 1999, and decreased $8.9 million to a net expense of $6.4 million in 1998.

1999

     The increase was primarily due to the recognition of net gains of $59.3 million pre-tax, as a result of the sale of substantially all of Penelec's electric generating stations. Also contributing to the increase was the absence of a charge for start-up payments for the establishment of an environmental fund in 1998.

1998

    The decrease was primarily due to a charge taken by Penelec for start-up payments for the establishment of an environmental fund as a result of the PaPUC's Restructuring Order.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
----------------------------------------
     Interest charges and preferred dividends decreased $18.9 million to $45 million in 1999, and decreased $1.2 million to $63.9 million in 1998.

1999

     The decrease was primarily due to Penelec's redemption of all its company-obligated mandatorily redeemable preferred securities and cumulative preferred stock, which resulted in a loss of $0.7 million; and the redemption of $600 million of FMBs. Partially offsetting the decrease was increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999.

EXTRAORDINARY ITEM:
------------------
1998

      The extraordinary loss was due to the impact of the PaPUC Restructuring Order received by Penelec. For additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items.

                          INVESTMENTS IN FUCOs AND EWGs
                         ------------------------------

     GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of December 31, 1999. At December 31, 1999, GPU, Inc. has remaining authorization to finance approximately $245 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.

                                  GPU ELECTRIC
                                  ------------
     GPU Electric has ownership interests in electric and gas transmission and distribution businesses in England, Australia and Argentina. Through its ownership in Midlands, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,244 megawatts (MW) (of which GPU Electric's equity interest represents 1,163 MW) of capacity. At December 31, 1999, GPU, Inc.'s aggregate investment in GPU Electric was $1.06 billion. GPU, Inc. has also guaranteed up to an additional $1.04 billion of outstanding GPU Electric obligations.

     In July 1999, GPU Electric acquired Cinergy's 50% ownership interest in Avon Energy Partners Holdings (Avon), which owns Midlands, for British Pound
452.5 million (approximately US $714 million). As a result of this transaction, GPU Electric assumed debt of US $1 billion. GPU and Cinergy had jointly formed Avon in 1996 to acquire Midlands, an English regional electric company serving
2.3 million customers.

     In June 1999, National Power plc acquired all the assets and liabilities of Midlands' supply business, including obligations under Midlands' power purchase agreements, for $300 million ($150 million for GPU's share) plus an adjustment for working capital. As a result, in 1999 GPU recorded an after-tax gain on the sale of $6.8 million.

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

     In March 1999, GPU Electric acquired Emdersa for $375 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina. As a result of this transaction, GPU Electric assumed debt of US $76 million.

     For additional information on GPU's acquisitions, see Note 7, Acquisitions.

     GPU has initiated plans to raise at least US $500 million through the sale of assets and use the proceeds to reduce debt, provide funding for additional repurchases of its common stock and invest in growth initiatives. In December 1999, GPU announced that it would seek proposals to purchase at least 50% of GPU's ownership in GPU PowerNet and GPU GasNet.

     Management expects that future foreign acquisitions, if made, would likely be small in size and would serve to expand capabilities to grow the non-regulated businesses or to provide critical mass to the current portfolio of holdings. For additional information, see COMPETITIVE ENVIRONMENT AND RATE MATTERS section of Management's Discussion and Analysis.

                                   GPUI GROUP
                                   -----------

     The GPUI Group has ownership interests in six operating cogeneration plants in the US totaling 1,014 MW (of which the GPUI Group's equity interest represents 496 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At December 31, 1999, GPU, Inc.'s aggregate investment in the GPUI Group was $232 million. GPU, Inc. has also guaranteed up to an additional $29.9 million of GPUI Group obligations.

                        PLANNED ACQUISITION OF MYR GROUP
                       ----------------------------------

     In December 1999, GPU, Inc. and MYR Group Inc. (MYR) entered into an agreement under which GPU would acquire the utility infrastructure construction firm for $215 million cash, or $30.10 per share of MYR common stock. Following the transaction MYR would become a wholly-owned subsidiary of GPU, Inc. The acquisition, which is subject to approval by the SEC and other conditions, is expected to be completed by the first quarter of 2000. For additional information, see Note 7, Acquisitions.

                        Market Risk Sensitive Instruments
                       ----------------------------------

     GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. All of the agreements effectively convert variable rate debt, including commercial paper, to fixed rate debt. None of these swap agreements are held for trading purposes. During 1999, GPU

PowerNet began a program of refinancing much of its floating rate bank borrowings with fixed rate publicly issued debt. As a result, certain swaps associated with the floating rate bank borrowings were marked to market. As of December 31, 1999, most of these positions were terminated, which resulted in swap breakage and mark to market costs of A$16.8 million (approximately US $10.9 million). The following summarizes the principal characteristics of swap agreements in effect as of December 31, 1999:

                                                   (in thousands)
                                                                                                Fixed         Variable
                        Notional        Fair           Termination       Pay/Receive           Interest     Interest Rate
                        Amount          Value(a)         Date          Characteristic            Rate         at 12/31/99
                        ---------       --------     -------------   --------------            -------        --------

GPU PowerNet            A$   39,250 A$      423        10/1/00        fixed/variable            4.75%          5.22%
                        A$   26,000 A$      270        10/1/00        fixed/variable            4.79%          5.22%
                        A$   42,250 A$      429        10/1/00        fixed/variable            4.81%          5.22%
                        A$   26,000 A$      281        10/3/00        fixed/variable            4.77%          5.15%
                        A$   26,000 A$      273        10/3/00        fixed/variable            4.80%          5.15%
                        A$  212,000 A$     (383)       11/6/00        fixed/variable            6.14%          5.15-5.56%
                        A$  481,250 A$    2,835        11/6/02        fixed/variable            6.56%          5.15-5.56%
                        A$  385,000 A$    3,246        11/8/04        fixed/variable            6.82%          5.15-5.56%
                        A$   14,172 A$       98        11/6/07        fixed/variable            7.15%          5.22-5.41%
                          ---------   ---------
                        A$1,251,922 A$    7,472
                          ---------   ---------

GPU GasNet              A$  112,500 A$      194         6/2/00        fixed/variable            5.37%          5.56%
                        A$  375,000 A$    7,800         6/3/02        fixed/variable            5.90%          5.56%
                        A$  225,000 A$   10,248         6/2/06        fixed/variable            6.33%          5.56%
                          ---------   ---------
                        A$  712,500 A$   18,242
                          =========   ---------

                                British Pound
                                -------------
Midlands                     65,000         545        9/11/01        fixed/variable            5.98%          5.98%
                             60,000         452        9/14/01        fixed/variable            6.02%          5.98%
                           --------    --------
                            125,000         997
                          =========   =========

Exchange rates at December 31, 1999 were as follows: A$1.5244/US$ and British Pound 0.6191/US$.

(a) Represents the amount GPU Electric would (pay)/receive to terminate the swap agreements as of December 31, 1999 (prior to their scheduled termination dates).

     The amount of debt obligations covered by swap agreements and the expected variable interest rates of such debt, for each of the next five years, is as follows:

(in thousands)           GPU PowerNet              GPU GasNet                      Midlands
-------------------------------------------------------------------------------------------------

                                 Expected                 Expected                       Expected
                     Average     Variable     Average     Variable          Average      Variable
                       Debt      Interest       Debt     Interest             Debt       Interest
Year                 Covered      Rates       Covered      Rates            Covered        Rates
-------------------------------------------------------------------------------------------------
                                                                         British Pound
                                                                         -------------
2000              A$1,176,714     6.4-6.5%     A$646,875   5.8-6.3%      125,000    7.15%
2001              A$  880,423     7.2-7.5%     A$600,000   7.2-7.5%       88,542    6.91%
2002              A$  800,214     7.4-7.6%     A$381,250   7.4-7.9%         -         -
2003              A$  399,173     7.4-7.6%     A$225,000   7.4-7.7%         -         -
2004              A$  335,006     7.5-7.8%     A$ 93,750   7.5-7.9%         -         -



                                      F-23

     The expected variable interest rates included above, for the years 2000 through 2004, were provided by the financial institutions with which the swap agreements were executed, and were derived from their proprietary models based upon recognized financial principles.

     At December 31, 1999, these agreements covered approximately $1.3 billion of debt, including commercial paper, and are scheduled to expire on various dates through November 2007. For the year ended December 31, 1999, fixed rate interest expense exceeded variable rate interest by approximately $20.7 million. GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon. These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. The following summarizes the characteristics of the currency swap agreements as of December 31, 1999:

                                               Fixed      Fixed
Currency     USD     Sterling                 Sterling     USD        USD
  Swap     Notional  Notional   Termination   Interest   Interest    Fair
  Type      Value     Value        Date         Rate       Rate      Value(a)
--------   --------- ---------  -----------   --------   --------    --------
British Pound
-------------
    $      $350,000   212,122    12/11/02       7.66%      6.73%      (2,838)
    $      $100,000    60,606    12/11/07       7.75%      7.05%      (4,776)
    $      $150,000    90,909    12/11/07       7.70%      7.05%      (7,604)
    $      $250,000   153,374    03/04/08       6.94%      6.46%     (14,036)

(a) Represents the amount GPU Electric would (pay)/receive to terminate the swap agreements as of December 31, 1999 (prior to their scheduled termination dates).

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments*
------------------------------------

                                                (in millions)
                                 ------------------------------------------
                                 2000**  1999  1998    1997   1996   1995
                                 ----    ----  ----    ----   ----   ----
       GPU Energy companies      $349  $  291  $328  $  356   $404   $462
       GPU Electric               213   1,809    59   1,800    516     -
       GPUI Group                   5      32    81     112     58    165
       GPU, Inc.                  215       -     -       -      -      -
                                 ----------------------------------------
           Total                 $782  $2,132  $468  $2,268   $978   $627
                                  ===   =====   ===   =====    ===    ===

       * Includes acquisitions, net of cash acquired.

       ** Estimate includes $215 million for the anticipated acquisition of MYR.

GPU Energy companies

      The GPU Energy companies' capital spending was $291 million (JCP&L $141 million; Met-Ed $66 million; Penelec $78 million; Other $6 million) in 1999, and was used primarily to expand and improve existing transmission and distribution (T&D) facilities, for new customer connections and to implement an integrated information system. In 2000, capital expenditures for the GPU Energy companies are estimated to be $349 million (JCP&L $178 million; Met-Ed

$57 million; Penelec $82 million; Other $32 million), primarily for ongoing T&D system development. Expenditures for maturing long-term debt were $83 million (JCP&L $3 million; Met-Ed $30 million; Penelec $50 million) in 1999, and are expected to total $101 million (JCP&L $51 million; Met-Ed $50 million) in 2000, and $51 million (JCP&L $51 million) in 2001. Management estimates that a substantial portion of the GPU Energy companies' 2000 capital outlays will be satisfied through internally generated funds.

GPU Electric

     GPU Electric's capital spending was $1.8 billion in 1999 and primarily represents the cost of acquiring Emdersa, GPU GasNet and the remaining 50% of Midlands, and also includes $128.6 million of improvements to GPU PowerNet, Emdersa and Midlands' facilities. For 2000, infrastructure-related capital expenditures are forecasted to be $213 million. In 1999, expenditures for maturing long-term debt were $453 million, and are expected to total $475 million in 2000 and $1 billion in 2001. Capital outlays for 2000 will be satisfied through both internally generated funds and external financings.

GPUI Group

     The GPUI Group's capital spending was $32 million in 1999 and was used primarily for construction activities at one of the GPUI Group's South American investments. For 2000, capital expenditures are forecasted to be $6 million. In 1999, expenditures for maturing long-term debt were $28 million, and are expected to total $5 million in 2000 and $7 million in 2001. Capital outlays for 2000 will be satisfied through both internally generated funds and external financings.

Financing
---------

GPU, Inc.

     In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through December 31, 1999, GPU, Inc. has repurchased 6.4 million shares of common stock at an average price of $35.25 per share.

     GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiable market rates.

     GPU, Inc. and the GPU Energy companies have available $450 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million, and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $265 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

     GPU, Inc. has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001, the proceeds from which could be utilized to repay short-term debt or to finance additional investments. Further significant investments by GPU Electric and/or the GPUI Group, or otherwise, may require GPU, Inc. to issue additional debt and/or common stock.

GPU Energy companies

     Met-Ed and Penelec have regulatory approval to issue through December 31, 2000 senior notes and preferred securities in aggregate amounts of $150 million and $275 million, respectively, of which up to $25 million for each company may consist of preferred securities. JCP&L has regulatory approval to issue through December 31, 2000, senior notes and preferred securities in the aggregate amount of $300 million. Met-Ed and JCP&L will be issuing secured senior notes (collateralized by FMBs issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

     Current plans call for the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities,  refinance  outstanding  senior securities and finance  construction activities. Following the initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

     The GPU Energy companies' bond indentures include provisions that limit the amount of FMBs the companies may issue. The GPU Energy companies' interest coverage ratios are currently in excess of indenture restrictions. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred dividend coverage ratio is currently in compliance with the charter restrictions.

     In 1999, Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock for $12.5 million and $17.4 million, respectively. As a result, a reacquisition loss of $1.3 million was charged to income ($0.6 million and $0.7 million for Met-Ed and Penelec, respectively). Also in 1999, Met-Ed and Penelec redeemed all of their outstanding shares of Subsidiary-obligated mandatorily redeemable preferred securities for $100 million and $105 million, respectively.

     In 1999, JCP&L redeemed $30 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. As a result, a reacquisition loss of $0.8 million was charged to income.

     In 1999, Penelec redeemed $600 million of FMBs with proceeds from the sale of its interest in Homer City and issued $350 million of unsecured senior notes, the proceeds from which were used to redeem or repurchase other outstanding securities, reduce short-term borrowings, fund its construction program and for other corporate purposes.

     In 1999, Met-Ed and Penelec each issued $100 million of trust preferred securities, at 7.35% and 7.34%, respectively.

GPU Electric

     GPU Capital has a $1 billion 364-day senior revolving credit agreement due in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 1999, $768 million was outstanding under the commercial paper program, of which $370 million is included in long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount of the commercial paper on a long-term basis.

     In 1999, GPU Capital sold $373 million of commercial paper to refinance all its outstanding borrowings related to the 1996 acquisition of a 50% interest in Midlands. In addition, in 1999, GPU Capital sold $50 million of commercial paper to partially fund the acquisition of Cinergy's 50% ownership of Midlands. The Emdersa and GPU GasNet acquisitions, in 1999, were also partially funded by commercial paper sales of $323 million and $180 million, respectively.

     Also in 1999, GPU Capital borrowed A$750 million (approximately US $495 million) under a senior credit facility to fund the acquisition of GPU GasNet and British Pound 245 million (approximately US $382 million) under a term loan to fund its acquisition of the remaining 50% interest in Midlands.

     GPU Australia Holdings, Inc. has $270 million available under its senior revolving credit facility due in November 2002. This facility, in combination with other GPU, Inc. credit facilities, serves as credit support for GPU Australia Holdings' $350 million commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. GPU Australia Holdings has $182 million outstanding under its commercial paper program as of December 31, 1999. In 1999, GPU Australia Holdings refinanced $350 million of outstanding long-term debt associated with the GPU PowerNet acquisition, with $345 million of commercial paper under this program.

     Austran Holdings, Inc. (Austran), a wholly-owned indirect subsidiary of GPU Electric, has a A$500 million (approximately US $328 million) commercial paper program to refinance the maturing portion of the senior debt credit facility used to finance the GPU PowerNet acquisition. GPU PowerNet has guaranteed Austran's obligations under this program. As of December 31, 1999, Austran had outstanding approximately A$420 million (approximately US $275 million) under this program.

     In 1999, Austran refinanced A$220 million (approximately US $142 million) of GPU PowerNet acquisition debt with proceeds from an Australian Dollar medium term note issuance. In connection with this debt refinancing program, a loss of A$20.3 million (approximately US $13.3 million) related to certain interest rate swap positions was reflected in GPU's 1999 earnings. In addition, Austran issued A$50 million (approximately US $32 million) of variable rate and A$120 million (approximately US $77 million) of fixed rate medium term notes, proceeds of which were used to refinance acquisition debt.

     Midlands maintains a British Pound 200 million (approximately US $323 million) syndicated revolving credit facility with a bank for working capital purposes, which matures May 2001. At December 31, 1999, British Pound 87 million (approximately US $140 million) was outstanding under this facility.

GPUI Group

     GPU International has a revolving credit agreement providing for borrowings through December 2000 of up to $30 million outstanding at any one time, of which up to $15 million may be utilized to provide letters of credit. GPU, Inc. has guaranteed GPU International's obligations under this agreement. At December 31, 1999, no borrowings or letters of credit were outstanding under this facility.

Capitalization

     Each of the GPU companies' target capitalization ratios is designed to provide credit quality ratings that permit capital market access at reasonable costs. The target capitalization ratios vary by subsidiary depending upon their business and financial risk. GPU's actual capitalization ratios at December 31 for the years indicated, were as follows:

GPU, Inc. and Subsidiary Companies               1999     1998    1997
----------------------------------               ----     ----    ----
Common equity                                     30%      40%     35%
Preferred securities                               4        6       6
Debt                                              66       54      59
                                                 ---      ---     ---
     Total                                       100%     100%    100%
                                                 ===      ===     ===


JCP&L
-----

Common equity                                     50%      50%     50%
Preferred securities                               8        8       9
Debt                                              42       42      41
                                                 ---      ---     ---
     Total                                       100%     100%    100%
                                                 ===      ===     ===


Met-Ed
------
Common equity                                     44%      47%     49%
Preferred securities                               9        8       7
Debt                                              47       45      44
                                                 ---      ---     ---
     Total                                       100%     100%    100%
                                                 ===      ===     ===


Penelec
-------
Common equity                                     44%      47%     47%
Preferred securities                              10        7       7
Debt                                              46       46      46
                                                 ---      ---     ---
     Total                                       100%     100%    100%
                                                 ===      ===     ===

    The increase in the debt ratio in 1999 resulted mainly from GPU Electric's acquisitions of the following: the 50% of Midlands it did not already own; GPU GasNet; and Emdersa. Since GPU Electric now owns 100% of Midlands and must consolidate the entity, certain debt, which was previously excluded from its balance sheet under the equity method of accounting, must now be included.

     In 1999, the quarterly dividend on GPU, Inc.'s common stock was increased by 2.9% to an annualized rate of $2.12 per share. GPU, Inc.'s dividend payout rate in 1999 was 55% of earnings (excluding the non-recurring items). Management will continue to review GPU, Inc.'s dividend policy to determine how to best serve the long-term interests of shareholders.

     At December 31, 1999, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $10 million and $49 million, respectively, net of amounts restricted under the companies' respective FMB indentures. In addition, Met-Ed and Penelec had capital surplus of $400 million and $285 million, respectively, which would also be available to pay common dividends, to the extent authorized by the SEC. Met-Ed and Penelec have requested SEC approval to declare and pay common dividends from their capital surplus, from time to time through December 31, 2001, so long as their common equity ratios and GPU, Inc.'s common equity ratio are not less than 30% of total capitalization. At December 31, 1999, the common equity ratios of Met-Ed, Penelec and GPU, Inc. were 43.7%, 44.4% and 30.2%, respectively.

Year 2000 Issue
---------------

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

     As of January 31, 2000, GPU believes that its Year 2000 program was effective since no significant Year 2000 issues were identified. GPU will continue to monitor its systems generally through March 31, 2000.

Costs

     The GPU Energy companies expect to spend a total of $42.3 million (JCP&L $18.7 million; Met-Ed $11.9 million; Penelec $11.7 million) on the Year 2000 issue, as summarized below: $8.1 million (JCP&L $2.7 million; Met-Ed $2.7 million; Penelec $2.7 million) represents the avoided costs of having to upgrade certain legacy systems, which were replaced by a new integrated information system; $7.4 million (JCP&L $3.4 million; Met-Ed $1.9 million; Penelec $2.1 million) represents what would have been spent in any event for maintenance and cyclical replacement plans; $13.9 million (JCP&L $6.5 million; Met-Ed $3.7 million; Penelec $3.7 million) represents the reallocation of resources to the Year 2000 project; and $12.9 million (JCP&L $6.1 million; Met-Ed $3.6 million; Penelec $3.2 million) represents the incremental or out-of-pocket costs for the Year 2000 project. The GPU Energy companies are funding these costs from their operations.

     Through December 31, 1999, the GPU Energy companies have spent a total of approximately $41.8 million (JCP&L $18.4 million; Met-Ed $11.7 million; Penelec $11.7 million) on the Year 2000 issue, of which $21.2 million (JCP&L $9.8 million; Met-Ed $5.8 million; Penelec $5.6 million) was spent in 1999.

     GPU Electric expects to spend a total of $14 million on the Year 2000 issue. Through December 31, 1999, GPU Electric has spent a total of approximately $13.1 million on the Year 2000 issue, of which $9.3 million was spent in 1999.

     The total cost associated with the GPUI Group and GPU AR achieving Year 2000 readiness was not material to GPU's business operations or financial position.

Milestones

     GPU established Inventory, Assessment, Remediation, Testing and Monitoring of its mission-critical Year 2000 Components as the primary phases for its Year 2000 program. All stages of the Year 2000 program have been completed with the exception of Monitoring, which will be completed by March 31, 2000.

Third Party Qualification

     Due to the interdependence of computer systems and the reliance on other organizations for materials, supplies or services, GPU contacted key customers, lenders, trading partners, vendors, suppliers and service providers to assess whether they adequately addressed the Year 2000 issue.

     With respect to computer software and equipment with embedded systems, the GPU Energy companies analyzed where they are dependent upon third parties and identified several critical areas: (1) the Pennsylvania-New Jersey-Maryland
(PJM) Interconnection; (2) electric generation suppliers, such as cogeneration operators and NUGs; (3) Electronic Data Interchange (EDI) with trading partners;
(4) Electronic Funds Transfer (EFT) with financial institutions; (5) vendors; and (6) customers.

     As of January 31, 2000, GPU believes that its planning concerning the Year 2000 readiness of critical third parties was effective. As of that date, no significant Year 2000 issues have been identified.

Scenarios and Contingencies

     As of January 31, 2000, GPU believes that its Year 2000 preparations were effective relative to its mission-critical Year 2000 Components and has established contingency plans to deal promptly with problems that may arise during the monitoring phase of its Year 2000 program. GPU does not anticipate any "most reasonably likely worst case Year 2000 scenarios" that would cause a material adverse effect on its results of operations, liquidity or financial condition.

                   COMPETITIVE ENVIRONMENT AND RATE MATTERS
                   ----------------------------------------

GPU Business Plan
-----------------

     Currently, and increasingly in the future, the GPU Energy companies expect they will have to serve customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be more limited. In addition, inflation could adversely affect GPU since these increased costs may not be recoverable in an environment where there are capped rates. Since the GPU Energy companies have, to a large extent, exited the generation business, they will have to supply energy to customers who do not choose an alternate supplier largely from contracted and open market purchases. Management has identified and addressed market risks associated with these purchases through implementation of an energy risk management program. However, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers at costs which will be recoverable by the respective companies.

     In October 1999, GPU initiated a program to enhance shareholder returns through planned cost reductions of $100 million ($55 million in 2000 and $45 million in 2001) by increasing operating efficiency and by making investments of $40 million to $50 million to improve the reliability of its domestic utility operations.

     The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001. Cost reductions will be achieved by using new tools from its enterprise resource planning system to eliminate significant amounts of operational overhead expense and by improving the productivity of all its operations. Midlands plans cost reductions of US $25 million in 2000 and US $5 million in 2001. Cost reductions will be achieved by eliminating activities not provided for in its new regulated rate level, which will take effect in the Spring of 2000, and by realizing productivity benefits from its new systems and organization. Furthermore, GPU plans to raise at least $500 million in cash from its current investment portfolio by reducing GPU's ownership in non-core and under-performing assets.

The GPU Energy Companies' Supply Plan
-------------------------------------

     As a result of the NJBPU and the PaPUC's restructuring orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. (For additional information, see the Provider of Last Resort and Basic Generation Service Provider sections below.) Given that the GPU Energy companies have largely divested their generation business, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy to non-shopping customers from contracted and open market purchases. Under its order, JCP&L is permitted to recover reasonably and prudently incurred costs associated with providing basic generation service. The PaPUC's restructuring orders, however, generally do not allow Met-Ed and Penelec to recover their energy costs in excess of established rate caps which are in effect for varying periods. While management has implemented an energy risk management program, there can be no assurance that the GPU Energy companies will be able to supply electricity to customers that do not choose an alternate supplier at costs which will be recoverable by the respective companies.

     Following the sales in 1999 of the GPU Energy companies' generating facilities, GPU has 200 MW of capacity and related energy from Yards Creek Pumped Storage Facility (Yards Creek) remaining to meet customer needs (see Generation Asset Divestiture for a discussion of the pending sale of Oyster Creek) and an additional 704 MW of nuclear, combustion turbine and hydroelectric generation, the sales of which are pending. The GPU Energy companies also have contracts with NUG facilities totaling 1,606 MW (JCP&L 928 MW; Met-Ed 273 MW; Penelec 405 MW) and JCP&L has agreements with other utilities to provide for up to 584 MW (reduced to 400 MW on January 1, 2000) of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from TMI-1 through December 31, 2001 and from Oyster Creek (following its sale) through March 31, 2003. In addition, the GPU Energy companies have the right to call the capacity of the Homer City station (942 MW) through May 31, 2001 and the capacity of the generating stations sold to Sithe Energies (Sithe)(4,117 MW) through May 31, 2002. The GPU Energy companies' remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods.

Provider of Last Resort
-----------------------

     Under the PaPUC Restructuring Orders, Met-Ed and Penelec customers have been permitted to shop for their generation supplier since January 1, 1999. A PaPUC approved competitive bid process was to assign provider of last resort
(PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002, and 80% on June 1, 2003, to licensed generation suppliers referred to as Competitive Default Service (CDS). Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap. In 1999, Met-Ed and Penelec issued requests for bids to provide competitive bidding for default energy supply service for 20% of their customers, beginning in June 2000, as required by the PaPUC. In February 2000, GPU Energy announced that no bids were received in response to its offer and, as a result, it would be increasing its forward purchasing of electric power to accommodate the 20% of customers for whom it will now continue to be the default supplier. GPU estimates that these additional energy purchases will reduce its 2000 earnings per share by $0.04 to $0.08, but expects to mitigate this impact through additional common stock repurchases. GPU Energy is also developing a comprehensive solution for default energy supply service in Pennsylvania, which it plans to submit to the PaPUC.

     Management's best estimates for PLR load are based upon regional economic data, normal weather (20 year average), forecasts of retail customer shopping, and implementation of CDS. As of December 31, 1999 a hypothetical 10% increase in the cost of energy not already under contract to serve the estimated PLR load would result in an estimated $9 million decrease in pre-tax earnings during 2000.

Basic Generation Service Provider
---------------------------------

     JCP&L is required to provide basic generation services (BGS) to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. The responsibility for BGS thereafter will be bid out. JCP&L's BGS rates are pre-determined for the period through July 31, 2003. Bidders will bid for the right to provide BGS during the year commencing August 1, 2002 at the pre-established BGS rates. Any payment received or required by JCP&L resulting from the bidding process will be deferred for future refund or recovery.

GPU Energy Supply Market Risk
-----------------------------

     The GPU Energy companies manage the risks associated with the purchases and sales of electric energy and natural gas which result from its obligation to provide electricity as PLR service in Pennsylvania and BGS in New Jersey. This also involves managing the purchase and sale of installed capacity and ancillary services to minimize business risk associated with its reliability obligation in the PJM Interconnection, LLC (PJM).

     The focus for the Pennsylvania operating companies is to avoid large earnings volatility due to fixed price sales to Pennsylvania customers, while cost stability for New Jersey customers is the goal for JCP&L to minimize deferred balances for BGS. The GPU Energy companies will transact in supply/hedging market instruments for hedging purposes only. Supply/risk management transactions will be made based on the objective of decreasing both price and volume uncertainty.

Market Risk - Electricity
-------------------------

    The GPU Energy companies electricity supply profile generally reflects a shortage of economic on-peak electricity, resulting in a net short position (load in excess of supply). Consequently, the GPU Energy companies are generally at risk of rising prices for electricity and electricity-related commodities. These risks may differ during some months of the year. To manage these risks, the GPU Energy companies employ a portfolio approach primarily consisting of two party forward purchases and options, but may also include NYMEX PJM electricity futures and similar instruments as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

     The GPU Energy companies' electricity market risks can be price-related, volume-related, or cost-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase amounts of electricity, installed capacity, and ancillary services for load requirements from the PJM interchange spot market. To the extent the GPU Energy companies must rely on the PJM pool to satisfy load requirements, financial exposure exists for the difference between the PJM energy and installed capacity spot market prices and the rates paid by customers.

- Volume-related risk refers to the uncertainty associated with the amount of load the GPU Energy companies are required to serve. Deregulation of the electric utility industry has resulted in the ability of their customers to purchase energy from other electric suppliers. This customer shopping, combined with deviations in weather, which affects customer energy usage, can affect the GPU Energy companies' position.

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's deferred energy clause. Cost recovery-related risk also refers to the prudency risk associated with future NUG cost recovery under the restructuring orders approved by the PaPUC and the NJBPU which require continued mitigation of above market NUG costs.

Market Risk - Natural Gas
-------------------------

     As part of its NUG cost mitigation program, the GPU Energy companies manage the natural gas requirements of certain NUGs that produce and sell energy to JCP&L under long-term contracts. Under this obligation, the GPU Energy companies must manage both natural gas volume and price risk in a manner that will satisfy potential prudency audits of the NJBPU. Prudently incurred costs associated with natural gas commodity and transportation for these NUGs are included in JCP&L's deferred energy clause.

     The GPU Energy companies employ a portfolio approach consisting of two party forward purchases and NYMEX natural gas futures contracts. The GPU Energy companies' natural gas market risks can be price-related, volume-related or cost recovery-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase volumes of natural gas for New Jersey NUG requirements from the spot market.

- Volume-related risk refers to the uncertainty associated with the amount of natural gas required for the dispatchable NUGs.

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's deferred energy clause.

Generation Asset Divestiture
----------------------------

     As discussed below, in 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all their fossil-fuel and hydroelectric generating stations.

     Penelec sold its 50% interest in Homer City to a subsidiary of Edison Mission Energy for approximately $900 million. In addition, Penelec's 20% undivided ownership interest in the Seneca Pumped Storage Facility was sold to Cleveland Electric Illuminating Company for $43 million.

     The GPU Energy companies completed the sales of substantially all their remaining fossil fuel and hydroelectric generating facilities to Sithe for approximately $1.6 billion (JCP&L $416 million; Met-Ed $641 million; Penelec $558 million) (JCP&L's 50% interest in Yards Creek is not included in the sale and the sales of the 66 MW Forked River combustion turbines and 19 MW York Haven hydroelectric station were postponed). The GPU Energy companies have agreed to assume up to $20 million (JCP&L $7 million; Met-Ed $9 million; Penelec $4 million) of employee severance costs for employees not hired by Sithe. The net proceeds from the sales will be used to fund future stranded costs, invest in the reliability of the GPU Energy companies' T&D network, reduce outstanding debt, and repurchase GPU, Inc. common stock. For additional information, see
Note 6, Accounting for Extraordinary and Non-recurring items.

     These sales have resulted in an after-tax gain of $37.2 million (Met-Ed $1.4 million; Penelec $ $35.8 million), or $0.30 per share, during 1999 for the portion of the gains related to wholesale operations and the deferral as a regulatory liability of the remaining gain of $1.3 billion (Met-Ed $389.1 million; Penelec $938.3 million) pending Phase II of the Pennsylvania restructuring proceeding and a separate review by the NJBPU.

     The GPU Energy companies sold TMI-1 to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for a total purchase price of approximately $100 million. AmerGen will pay approximately $77 million of the purchase price which is allocable to nuclear fuel, in five annual installments, beginning in December 2000, and is obligated to make certain contingent payments to the GPU Energy companies of up to $80 million, depending on the level of energy prices through 2010. The GPU Energy companies have transferred $320 million to AmerGen for decommissioning, and AmerGen has assumed all liability and obligation for decommissioning TMI-1. This sale did not have a significant impact on 1999 earnings (a loss of $1.1 million, or $0.01 per share, was recorded related to wholesale operations) since TMI-1 had been written down to its fair market value in 1998. The majority of the amount written down and the majority of the remaining loss from the sale resulted in the deferral of $528.3 million (JCP&L $133.1 million; Met-Ed $270.7 million; Penelec $124.5 million) as a regulatory asset and a charge to 1998 income of $10 million.

     In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen for $10 million. As part of the terms of the transaction, AmerGen will assume full responsibility for decommissioning the plant. JCP&L will transfer at closing $430 million of decommissioning trust funds as well as funds for the station's outage cost, including the fuel reload for the next refueling outage scheduled for the Fall of 2000. AmerGen will repay these outage costs (estimated at $88 million) to JCP&L in nine equal annual installments without interest, beginning one year after the closing. The sale is subject to various conditions including the receipt of satisfactory federal and state regulatory approvals and favorable rulings by the Internal Revenue Service.

Recent Regulatory Actions
-------------------------

New Jersey Restructuring

     In May 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. JCP&L is awaiting a more detailed order from the NJBPU. This Summary Order provides for, among other things, the following:

     - customer choice of electric generation supplier for all consumers beginning August 1, 1999 with utilities accepting customer selection of suppliers in October 1999;

     - a 5% rate reduction commencing August 1, 1999; additional reductions of 1% in 2000 and 2% in 2001; and an additional net 3% reduction in 2002 inclusive of a 5% rate refund from rates in effect as of April 30, 1997, partially offset by a 2% increase in the Market Transition Charge (MTC). The total rate reduction of 11% will remain in effect through July 2003;

     - the removal from regulation of the costs associated with providing electric generation service. JCP&L must provide BGS through July 31, 2002 to retail customers who do not choose an alternative generation supplier, after which BGS will be bid out;

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

     - the establishment of a non-bypassable societal benefits charge to recover costs associated with nuclear plant decommissioning, demand-side management, manufactured gas plant remediation, universal service fund and consumer education; and

     -  the  NJBPU  will  conduct  an  annual  review  and   assessment  of  the
        reasonableness and prudency of costs incurred by JCP&L in the procurement of energy and capacity needed to serve BGS load as well as of NUG and utility power purchase agreement stranded costs.

In addition, JCP&L will implement a non-bypassable MTC through which JCP&L will collect:

     - above-market costs associated with long-term NUG and utility power purchase agreements;

     - any under-recovered deferred costs as of August 1, 1999 resulting from JCP&L's previous levelized energy adjustment clause;

     - early retirement and severance-related costs of $130 million over 11 years should Oyster Creek be retired from service in 2000; and

     -  the amortization of Oyster Creek sunk costs, pending securitization.

     In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L has amended its petition to include the up-front decommissioning and outage payments included in the Oyster Creek sale agreement.

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

     The results of Met-Ed and Penelec's sale of their generating facilities (see Generation Asset Divestiture section) will be addressed in Phase II of the Pennsylvania restructuring proceeding, which is expected to begin in early 2000. In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at December 31, 1999 of $266.7 million. To the extent Penelec incurs above-market NUG costs in excess of the CTC revenues allocated for such costs Penelec may withdraw amounts from the trust. There can be no assurance as to the outcome of these matters.

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

Nonutility Generation Agreements
--------------------------------

     Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity which agreements have remaining terms of up to 21 years. As of December 31, 1999, facilities covered by these agreements having 1,606 MW (JCP&L 928 MW; Met-Ed 273 MW; Penelec 405 MW) of capacity were in service.

     The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded a liability of $3.2 billion (JCP&L $1.6 billion; Met-Ed $0.7 billion; Penelec $0.9 billion)on the Consolidated Balance Sheets for above-market NUG costs which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $64 million for above-market utility power purchase agreements with a corresponding offset to Regulatory assets, net, since there is assurance of full recovery. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements,
offer  contract   buyouts  and  attempt  to  convert   must-run   agreements  to
dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful. For additional information, see the Competition and the Changing Regulatory Environment section of Note 12 of the Notes to Consolidated Financial Statements.

     In 1998, Met-Ed entered into a buyout agreement with Solar Turbines, Inc. (Solar), contingent upon Met-Ed obtaining a final and non-appealable PaPUC order allowing for full recovery of the buyout payment through retail rates.

In October 1999, Met-Ed paid Solar $51.3 million under an amended agreement which obligates Solar to refund to Met-Ed these amounts if the PaPUC rescinds its current approval of the buyout which was received as part of Met-Ed's Restructuring Order.

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

     GPU records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 1999, the GPU Energy companies have liabilities recorded on their balance sheets for environmental remediation totaling $66 million (JCP&L $56 million; Met-Ed $1 million; Penelec $8 million; Other $1 million).

     For more information, see the Environmental Matters section of Note 12 of the Notes to Consolidated Financial Statements.

                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS
                      -------------------------------------

    As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

     GPU, Inc. and the GPU Energy companies believe that the Third Circuit has misinterpreted the record before the District Court, as it applies to the non-test case plaintiffs and on November 16, 1999, filed petitions seeking a rehearing and reconsideration of the Court's decision regarding these remaining claims. The "test case" plaintiffs also requested a rehearing of the Court's decision upholding the dismissal of their claims. In January 2000, the Court of Appeals denied both petitions. The "test case" plaintiffs have stated that they intend to seek Supreme Court review of the District Court's decision. There can be no assurance as to the outcome of this litigation.

     GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

                               ACCOUNTING MATTERS
                               ------------------

     Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. In June 1997, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) (Issue 97-4) concluded that utilities are no longer subject to FAS 71, for the relevant portion of their business, when they know details of their individual transition plans to a competitive electric generation marketplace. The EITF also concluded that utilities can continue to carry previously recorded regulated assets, as well as any newly established regulated assets (including those related to generation), on their balance sheets if regulators have assured a regulated cash flow stream to recover the cost of these assets.

      On May 24, 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings which essentially deregulated the electric generation portion of JCP&L's business. Accordingly, in the second quarter of 1999, JCP&L discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and EITF Issue 97-4 with respect to its electric generation operations. In 1998, Met-Ed and Penelec, in conjunction with receiving their Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF 97-4 for their generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

     In accordance with the Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment tests performed by the GPU Energy companies on the net book values of their remaining generation facilities determined that the net investment in Oyster Creek was impaired. As of December 31, 1999, this resulted in a write-down of $678 million to reflect Oyster Creek's fair market value. The total impairment amount of Oyster Creek has been reestablished as a regulatory asset since the Summary Order provides for its recovery in the restructuring process.

     Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter of 2001 and is in the process of evaluating the impact of the implementation of this statement. GPU's use of derivative instruments is intended to manage the risk of interest rate, foreign currency and commodity price fluctuations and may include such transactions as electricity and natural gas forward and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GPU, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of GPU, Inc. and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 10, 2000


GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                     (in thousands)
December 31,                                                   1999                 1998
-------------------------------------------------------------------------------------------

ASSETS

Utility Plant:

  Transmission, distribution and general plant             $11,240,218          $ 7,579,455
  Generation plant                                             526,228            3,445,984
                                                            ----------          -----------
      Utility plant in service (Notes 6 & 7)                11,766,446           11,025,439
  Accumulated depreciation                                  (3,929,963)          (4,460,341)
                                                            ----------          ------------
      Net utility plant in service (Note 1)                  7,836,483            6,565,098
  Construction work in progress                                170,317               94,005
  Other, net                                                    18,128              145,792
                                                            ----------          -----------
      Net utility plant                                      8,024,928            6,804,895
                                                            ----------          -----------

Other Property and Investments:
  Equity investments                                            85,756              658,974
  Goodwill, net (Note 1)                                     2,615,301              545,262
  Nuclear decommissioning trusts, at market (Note 12)          636,284              716,274
  Nuclear fuel disposal trust, at market                       119,293              116,871
  Other, net                                                   837,415              262,562
                                                            ----------          -----------
      Total other property and investments                   4,294,049            2,299,943
                                                            ----------          -----------

Current Assets:
  Cash and temporary cash investments                          471,548               72,755
  Special deposits                                              42,687               62,673
  Accounts receivable:
    Customers, net                                             445,745              286,278
    Other                                                      238,840              126,088
  Unbilled revenues (Note 1)                                   152,263              144,076
  Materials and supplies, at average cost or less:
    Construction and maintenance                               100,807              155,827
    Fuel                                                           208               42,697
  Investments held for sale                                     26,946               48,473
  Deferred income taxes (Note 8)                                72,249               47,521
  Prepayments                                                  161,602               76,021
                                                            ----------          -----------
      Total current assets                                   1,712,895            1,062,409
                                                            ----------          -----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)                      4,712,654            3,940,829
  Deferred income taxes (Note 8)                             2,528,393            2,004,278
  Other                                                        445,163              175,755
                                                            ----------          -----------
      Total deferred debits and other assets                 7,686,210            6,120,862
                                                            ----------          -----------

      Total Assets                                         $21,718,082          $16,288,109
                                                            ==========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                     (in thousands)
December 31,                                                   1999                 1998
-------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $   331,958          $ 331,958
  Capital surplus                                            1,011,721          1,011,310
  Retained earnings                                          2,426,350          2,230,425
  Accumulated other comprehensive income/(loss)                 (6,341)           (31,304)
                                                            ----------          ----------
      Total                                                  3,763,688          3,542,389
  Reacquired common stock, at cost                            (298,735)           (77,741)
                                                            ----------          ----------
      Total common stockholders' equity (Note 5)             3,464,953          3,464,648
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                                   73,167             86,500
    Without mandatory redemption                                12,649             66,478
  Subsidiary-obligated mandatorily redeemable
    preferred securities (Note 4)                              125,000             330,000
  Trust preferred securities (Note 4)                          200,000                 -
  Long-term debt (Note 3)                                    5,850,596           3,825,584
                                                            ----------          ----------
      Total capitalization                                   9,726,365           7,773,210
                                                            ----------          -----------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)                 581,147              563,683
  Notes payable (Note 2)                                     1,171,869              368,607
  Bank overdraft (Note 1)                                      224,585                    -
  Obligations under capital leases (Note 11)                    48,165              126,480
  Accounts payable                                             489,075              394,815
  Taxes accrued                                                309,509               92,339
  Interest accrued                                              76,246               81,931
  Deferred credits (Note 1)                                        -                  2,411
  Other                                                        732,110              377,594
                                                            ----------          -----------

      Total current liabilities                              3,632,706            2,007,860
                                                            ----------          -----------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                             3,563,078            3,044,947
  Unamortized investment tax credits                            61,364              114,308
  Three Mile Island Unit 2 future costs (Note 12)              496,944              483,515

  Power purchase contract loss liability (Note 12)           3,300,878            1,803,820
  Other                                                        936,747            1,060,449
                                                            ----------           ----------

      Total deferred credits and other liabilities           8,359,011            6,507,039
                                                            ----------          -----------

Commitments and Contingencies (Note 12)

      Total Liabilities and Capitalization                 $21,718,082          $16,288,109
                                                            ==========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                        (in thousands, except per share data)

For The Years Ended December 31,                            1999            1998           1997
-------------------------------------------------------------------------------------------------
Operating Revenues (Note 1)                              $4,757,124     $4,248,792    $4,143,379
                                                         ----------     ----------    ----------
Operating Expenses:
  Fuel                                                      304,621        407,105       400,329
  Power purchased and interchanged                        1,253,228      1,122,841     1,046,906
  Deferred costs, net (Note 1)                              (38,108)       (25,542)        6,043
  Other operation and maintenance (Note 9)                1,495,402      1,106,913       993,739
  Depreciation and amortization (Note 1)                    542,939        522,094       467,714
  Taxes, other than income taxes (Note 9)                   190,212        219,302       357,913
                                                          ---------     ----------     ---------
       Total operating expenses                           3,748,294      3,352,713     3,272,644
                                                          ---------      ---------     ---------
Operating Income                                          1,008,830        896,079       870,735
                                                          ---------       --------      --------

Other Income and Deductions:
  Allowance for other funds used during construction            432            916            75
  Equity in undistributed earnings of affiliates, net        89,746         72,012       (27,100)
  Other income, net                                          85,616         48,366         5,585
                                                          ---------        -------       --------
       Total other income and deductions                    175,794        121,294       (21,440)
                                                          ---------        -------      ---------
Income Before Interest Charges
  and Preferred Dividends                                 1,184,624     1,017,373        849,295
                                                         ----------     ----------      --------
Interest Charges and Preferred Dividends:
  Long-term debt and notes payable                          432,368      345,172         275,296
  Trust preferred securities                                  8,345          -                 -
  Subsidiary-obligated mandatorily
   redeemable preferred securities                           24,627       28,888          28,888
  Other interest                                             10,048        8,277           8,121
  Allowance for borrowed funds used
   during construction                                       (3,897)      (4,348)         (5,508)
  Preferred stock dividends of subsidiaries,
   inclusive of $2,116 loss on reacquisitions in 1999        11,006       11,243          12,524
                                                         ----------     ----------      --------
      Total interest charges and preferred dividends        482,497      389,232         319,321
                                                         ----------     ----------     ---------

Income Before Income Taxes and Minority Interest            702,127      628,141         529,974
  Income taxes (Note 8)                                     239,623      240,089         193,536
  Minority interest net income                                3,490        2,171           1,337
                                                         ----------     ----------    ----------

Income Before Extraordinary Item                            459,014      385,881         335,101
  Extraordinary item, net of income tax
   benefit of $16,300 (Note 6)                                  -        (25,755)             -
                                                         ----------     ----------    ----------
Net Income                                               $  459,014     $360,126      $  335,101
                                                         ==========     ========      ==========
Basic -   Earnings Per Average Common Share
           Before Extraordinary Item                     $     3.66        $3.03      $     2.78
          Extraordinary Item                                    -          (0.20)              -
                                                         ----------     ----------    ----------
          Earnings Per Average Common Share              $     3.66   $     2.83      $     2.78
                                                         ==========     ========      ==========
          Average Common Shares Outstanding                 125,368      127,093         120,722
                                                         ==========     ========      ==========

Diluted - Earnings Per Average Common Share
           Before Extraordinary Item                     $     3.66        $3.03      $     2.77
                                                         ----------     --------      ----------
          Extraordinary Item                                    -          (0.20)             -
                                                         ----------     --------      ----------
          Earnings Per Average Common Share              $     3.66      $  2.83      $     2.77
                                                         ==========     ========      ==========
          Average Common Shares Outstanding                 125,570      127,312         121,002
                                                         ==========     ========      ==========
Cash Dividends Paid Per Share                            $    2.105   $    2.045      $    1.985
                                                         ==========     ========      ==========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     (in  thousands)
For The Years Ended December 31,                            1999           1998          1997
-----------------------------------------------------------------------------------------------

Net income                                                $459,014      $360,126        $335,101
                                                           -------      --------        --------

Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gain on investments                         5,838         8,987           6,374
  Foreign currency translation                              13,859        (9,461)        (48,929)
  Minimum pension liability                                  5,266        (1,534)         (1,495)
                                                           -------      --------        --------
    Total other comprehensive income/(loss)                 24,963        (2,008)        (44,050)
                                                           -------      --------        --------
Comprehensive income                                      $483,977      $358,118        $291,051
                                                           =======       =======        ========
GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                     (in  thousands)
For The Years Ended December 31,                           1999            1998           1997
------------------------------------------------------------------------------------------------

Balance at beginning of year                            $2,230,425    $2,140,712      $2,054,222
  Net income                                               459,014       360,126         335,101
  Cash dividends declared on common stock                 (263,089)     (263,561)       (241,517)
  Other adjustments, net                                       -          (6,852)         (7,094)
                                                         ---------    ----------     -----------
Balance at end of year                                  $2,426,350    $2,230,425      $2,140,712
                                                         =========     =========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies
GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (in   thousands)
For The Years Ended December 31,                            1999          1998            1997
--------------------------------------------------------------------------------------------------
Operating Activities:

  Net income                                            $  459,014      $360,126      $  335,101
  Extraordinary item (net of income tax
    benefit of $16,300)                                        -          25,755             -
                                                         ---------    ----------       ---------
  Income before extraordinary item                         459,014       385,881         335,101
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          568,832       552,795         487,962
    Amortization of property under capital leases           47,584        49,913          50,108
    NJBPU/PaPUC restructuring rate orders                  115,000        68,500             -
    Gain on sale of investments, net                       (64,019)      (43,548)            -
    Equity in undistributed (earnings)/losses of
      affiliates, net of distributions received            (62,170)      (44,621)         69,862
    Deferred income taxes and investment tax
      credits, net                                        (717,768)     (165,860)        (29,248)
    Deferred costs, net                                    (37,841)      (24,482)          8,193
  Changes in working capital:
    Receivables                                            (84,282)       91,285         (76,178)
    Materials and supplies                                  81,297           704           4,803
    Special deposits and prepayments                        42,247       (18,514)         28,371
    Payables and accrued liabilities                       (22,972)      (18,645)         49,025
  Nonutility generation contract buyout costs              (94,034)      (54,018)        (56,550)
  Other, net                                               (79,636)       13,476         (27,186)
                                                         ---------    ----------       ---------
      Net cash provided by operating activities            151,252       792,866         844,263
                                                         ---------     ---------       ---------

Investing Activities:
  Acquisitions, net of cash acquired                    (1,670,739)          -        (1,798,338)
  Capital expenditures and investments                    (460,952)     (468,223)       (470,299)
  Proceeds from sale of investments                      2,581,151       160,244             -
  Contributions to nonutility generation trusts           (266,701)          -               -
  Contributions to decommissioning trusts                 (168,657)      (51,039)        (40,283)
  Other, net                                                61,560       (37,876)         34,500
                                                         ---------    ----------       ---------
       Net cash provided/(required)
         by investing activities                            75,662      (396,894)     (2,274,420)
                                                         ---------    ----------       ---------
Financing Activities:

  Issuance of long-term debt                             1,787,094       749,724       1,893,219
  Retirement of long-term debt                          (1,883,850)   (1,036,110)       (184,015)
  Increase/(Decrease) in notes payable, net                882,352       (62,292)         87,667
  Issuance of trust preferred securities                   193,070           -               -
  Redemption of subsidiary-obligated mandatorily
    redeemable preferred securities                       (205,383)          -               -
  Redemption of preferred stock of subsidiaries            (60,944)      (15,000)        (20,000)
  Capital lease principal payments                         (51,040)      (50,663)        (49,560)
  Issuance of common stock                                     -         269,448             -
  Reacquisition of common stock                           (225,821)          -               -
  Dividends paid on common stock                          (264,448)     (258,058)       (239,597)
                                                         ---------    ----------       ---------
       Net cash provided/(required)
         by financing activities                           171,030      (402,951)      1,487,714
                                                         ---------    ----------       ---------

Effect of exchange rate changes on cash                        849        (5,365)         (4,062)
                                                         ---------    ----------       ---------
Net increase/(decrease) in cash and temporary cash
  investments from above activities                        398,793       (12,344)         53,495
Cash and temporary cash investments, beginning of year      72,755        85,099          31,604
                                                         ---------    ----------      ----------
Cash and temporary cash investments, end of year        $  471,548      $ 72,755      $   85,099
                                                         =========    ==========      ==========

Supplemental Disclosure:

  Interest and preferred dividends paid                 $  459,496    $  370,303      $  307,064
                                                         =========    ==========      ==========
  Income taxes paid                                     $  702,355    $  333,994      $  229,373
                                                         =========    ==========      ===========
  New capital lease obligations incurred                $   37,662    $   37,793      $   41,898
                                                         =========    ==========      ==========
  Common stock dividends declared but not paid          $   64,557    $   65,917      $   60,414
                                                         =========    ==========      ==========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

             COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

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

                               SYSTEM OF ACCOUNTS
                               ------------------

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

                                  CONSOLIDATION
                                  -------------

     The GPU consolidated financial statements include the accounts of its wholly-owned subsidiaries and any affiliates in which it has a controlling financial interest (generally evidenced by a greater than 50% ownership interest). All significant intercompany transactions and accounts are eliminated in consolidation. GPU also uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence.

     Effective in the third quarter of 1999, GPU began accounting for its Midlands Electricity plc (Midlands) investment as a consolidated entity due to GPU's purchase from Cinergy Corp. (Cinergy) of the remaining 50% ownership interest in Midlands which GPU did not own. As a result of this change, GPU's remaining equity investments are no longer presented in the Notes to Consolidated Financial Statements since these investments as of December 31, 1999 are considered immaterial to GPU's results of operations and financial condition.

                              REGULATORY ACCOUNTING
                              ---------------------

     Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," applies to regulated utilities that have the ability to recover their costs through rates established by regulators and charged to customers. The GPU Energy companies' transmission and distribution operations are currently accounted for under the provisions of FAS
71. In accordance with FAS 71, GPU has deferred certain costs pursuant to actions of the NJBPU and PaPUC and is recovering or expects to recover such costs in regulated rates charged to customers. Regulatory assets and liabilities are reflected net in the Deferred Debits and Other Assets section of the Consolidated Balance Sheets. For additional information about regulatory assets and liabilities, see Note 12, Commitments and Contingencies.

     With the receipt of the NJBPU Summary Restructuring Order (Summary Order) in 1999 and the PaPUC Restructuring Orders (Restructuring Orders) in 1998, GPU determined that the GPU Energy companies' electric generation operations no longer met the criteria for the continued application of FAS 71, and therefore adopted, for that portion of its business, the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and Emerging Issues Task Force Issue 97-4 (EITF)(Issue 97-4), Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71 "Accounting for the Effects of Certain Types of Regulation" and No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71."

                              CURRENCY TRANSLATION
                              --------------------

     In accordance with Statement of Financial  Accounting Standards No. 52 (FAS
52), "Foreign Currency Translation," balance sheet accounts of foreign operations are translated from foreign currencies into US dollars at year-end rates, while income statement accounts are translated at the average month-end exchange rates for the relevant period. The resulting translation adjustments are included in Accumulated other comprehensive income/(loss), net of deferred taxes, on the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are included in Net Income.

                                    REVENUES
                                    --------

     GPU recognizes operating revenues for services rendered to the end of the relevant accounting period. GPU Electric and the GPU Energy companies' electric operating revenues also include an estimate for unbilled revenues.

                                 DEFERRED COSTS
                                 --------------

     JCP&L recovers its prudently incurred generation-related costs through a Market Transition Charge (MTC) and Basic Generation Service (BGS) charge, and defers any differences between actual costs and amounts recovered from customers through rates. Met-Ed and Penelec use deferred accounting for the above-market portion of nonutility generation (NUG) costs which are collected through the Competitive Transition Charge (CTC).

                                  UTILITY PLANT
                                  -------------

     At December 31, 1999 and 1998, the GPU Energy companies' generation plants are valued at the lower of cost or market. All other utility plant and additions are valued at cost. The assets of acquired companies are carried at their fair value as of the acquisition date, less accumulated depreciation.

                                  DEPRECIATION
                                  ------------

     GPU generally provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes. These rates, on an aggregate composite basis, resulted in annual rates as follows:

                       GPU       JCP&L    Met-Ed      Penelec
                       ---       -----    ------      -------
          1999         2.96%     2.94%    3.01%       2.81%
          1998         3.43%     3.65%    3.53%       3.25%
          1997         3.34%     3.60%    3.39%       3.08%

GPU GasNet uses the volumetric depreciation method to amortize the cost of its gas pipeline.

                              AMORTIZATION POLICIES
                              ---------------------

Accounting for TMI-2 and Forked River Investments:
-------------------------------------------------

     At December 31, 1999, $61 million is included in Regulatory assets, net on the Consolidated Balance Sheets for JCP&L's investment in Three Mile Island Unit 2 (TMI-2). JCP&L is collecting annual revenues for the amortization of TMI-2 of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their TMI-2 investment attributable to retail customers. At December 31, 1999, $56 million is included in Regulatory assets, net on the Consolidated Balance Sheets for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by 2006. Because JCP&L has not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values.

Nuclear Fuel:
------------

     The GPU Energy companies amortize nuclear fuel on a unit-of-production basis. Rates are determined and periodically revised to amortize the cost of the fuel over its useful life.

     At December 31, 1999 and 1998, the liability of the GPU Energy companies for future contributions to the Federal Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government amounted to $25 million (JCP&L $15 million; Met-Ed $7 million; Penelec $3 million) and $28 million (JCP&L $18 million; Met-Ed $7 million; Penelec $3 million), respectively, and was primarily reflected in Deferred Credits and Other Liabilities-Other. Annual contributions, which began in 1993, are being made over a 15-year period. JCP&L is recovering these costs from customers through its BGS and MTC rates while Met-Ed and Penelec anticipate recovery in Phase II of their restructuring proceedings which are expected to begin in early 2000.

Goodwill:
--------

     Goodwill, resulting from GPU's purchase of various businesses, is recorded on the Consolidated Balance Sheets and amortized to expense, on a straight-line basis, over its useful life not to exceed 40 years. Goodwill amortization expense amounted to $51.6 million, $14 million and $2.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, GPU's investments accounted for under the equity method or cost method include goodwill (net of amortization) totaling $21 million and $18.5 million as of December 31, 1999 and 1998, respectively, which is amortized on a straight-line basis over 20 years. Amortization expense on this goodwill (which is reflected on the Consolidated Statements of Income in Other Income and Deductions) amounted to $1.9 million, $1.6 million and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. GPU periodically reviews undiscounted projections of future cash flows from operations to assess whether any potential intangible impairment exists on its goodwill. For additional information of goodwill resulting from acquisitions, see Note 7, Acquisitions.

                            NUCLEAR FUEL DISPOSAL FEE
                            -------------------------

     The GPU Energy companies are providing for estimated future disposal costs for spent nuclear fuel at the Oyster Creek nuclear generating station (Oyster Creek) and Three Mile Island Unit 1 (TMI-1) in accordance with the Nuclear Waste Policy Act of 1982. The GPU Energy companies entered into contracts in 1983 with the US Department of Energy (DOE) for the disposal of spent nuclear fuel. The total liability under these contracts, including interest, at December 31, 1999, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $198 million (JCP&L $148 million; Met-Ed $33 million; Penelec $17 million), and is reflected in Deferred Credits and Other Liabilities -
Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, the GPU Energy companies have reflected such excess in Regulatory assets, net. The distribution rates presently charged to customers provide for the collection of these costs, plus interest, over a remaining period of seven years for JCP&L. Met-Ed and Penelec are recovering these costs through their respective CTC.

     The GPU Energy companies' current rates provide for the recovery of costs for spent nuclear fuel disposal costs resulting from nuclear generation subsequent to April 1983. The GPU Energy companies are making quarterly payments to the DOE based on one mill per kilowatt-hour. These remittances have ceased for TMI-1 and will cease for Oyster Creek when that facility is sold. For a discussion of the DOE's current inability to begin acceptance of spent nuclear fuel from the GPU Energy companies and other standard contract holders, see Note 12, Commitments and Contingencies.

                                  INCOME TAXES
                                  ------------

     GPU files a consolidated federal income tax return. All participants are jointly and severally liable for the full amount of any tax, including penalties and interest, which may be assessed against the group.

     Deferred income taxes, which result primarily from purchase accounting adjustments, liberalized depreciation methods, deferred costs, decommissioning funds and discounted Forked River and TMI-2 investments, reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated service lives of the related facilities.

                  CARRYING AMOUNTS OF FINANCIAL INSTRUMENTS
                  -----------------------------------------

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

                             DERIVATIVE INSTRUMENTS
                             ----------------------

     GPU's use of derivative instruments is intended primarily to manage the risk of interest rate, foreign currency and commodity price fluctuations. GPU does not intend to hold or issue derivative instruments for trading purposes.

Commodity Derivatives:
---------------------

    The GPU Energy companies use futures contracts to manage the risk of fluctuations in the market price of electricity and natural gas. These contracts qualify for hedge accounting treatment under current accounting rules since price movements of the commodity derivatives are highly correlated with the underlying hedged commodities and the transactions are designated as hedges at inception. Accordingly, under the deferral method of accounting, gains and losses related to commodity derivatives are recognized in Power purchased and interchanged in the Consolidated Statements of Income when the hedged transaction closes or if the commodity derivative is no longer sufficiently correlated. Prior to income or loss recognition, deferred gains and losses relating to these transactions are recorded in Current Assets or Current Liabilities in the Consolidated Balance Sheets.

Interest Rate Swap Agreements:
-----------------------------

     GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. At December 31, 1999, these agreements covered approximately $1.3 billion of debt, including commercial paper, and were scheduled to expire on various dates through November 2007. Differences between amounts paid and received under interest rate swaps are recorded as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions. All of the agreements effectively convert variable rate debt, including commercial paper, to fixed rate debt. For the year ended December 31, 1999, fixed rate interest expense incurred in connection with the swap agreements exceeded the variable rate interest expense that would have been incurred had the swaps not been in place by approximately $20.7 million.

Currency Swap Agreements:
------------------------

     GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings (Avon). These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. At December 31, 1999, these currency swap agreements covered British Pound 517 million (US $850 million) of debt. Interest expense would have been British Pound 16.6 million (US $26.9 million) as compared to British Pound 18.2 million (US $29.5 million) for the year ended December 31, 1999 had these agreements not been in place.

Indexed Swap Agreement:
----------------------

     As part of an amended power purchase agreement with Niagara Mohawk Power Corporation (NIMO), Onondaga Cogeneration L.P. (Onondaga), a GPU International subsidiary, entered into a 10-year indexed swap agreement in 1998 which is intended to provide Onondaga a fixed revenue stream. At December 31, 1999 and 1998, the indexed swap agreement is valued at $55.1 million and $62.4 million, respectively and is included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows related to payments expected to be received by Onondaga. The indexed swap is being amortized to expense over the life of the swap agreement. As a result of the anticipated expiration of a related power put agreement between Onondaga and NIMO, GPU International expects to recognize in income the unamortized balance of the indexed swap agreement, mostly offset by a plant impairment, resulting in a slight gain in 2000.

                            ENVIRONMENTAL LIABILITIES
                            -------------------------

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

                            STATEMENTS OF CASH FLOWS
                            ------------------------

     For the purpose of the consolidated statements of cash flows, temporary investments include all unrestricted liquid assets, such as cash deposits and debt securities, with maturities generally of three months or less. Cash flows are reported using the US dollar equivalent of the functional currencies in effect at the time of the cash transaction. The effect of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item on the Consolidated Statements of Cash Flows.

     Avon and Midlands have a formal agreement with a United Kingdom bank, under which they maintain available cash balances in a number of subsidiary bank accounts and an overdraft in the main Midlands operating account. The overdraft balance was $224.6 million as of December 31, 1999, while total cash at Midlands was $274.6 million. Since Midlands manages the overdraft balance in such a way that it does not exceed the available cash balances in the other associated accounts, no interest or fees are paid under this arrangement. In effect, Midlands uses the overdraft facility to utilize the available cash in the other bank accounts. The overdraft position and the offsetting cash balances subject to this arrangement are shown on the Consolidated Balance Sheets in Bank overdraft and Cash and temporary cash investments, respectively.

2.  SHORT-TERM BORROWING ARRANGEMENTS

     At December 31, 1999 and 1998, short-term debt outstanding consisted of the following:

                                          1999                    1998
                                          ----                    ----
                                  Balance    Weighted     Balance    Weighted
Company          Facility        Outstanding Avg. Rate  Outstanding  Avg. Rate
-------          --------      ------------- ---------  -----------  ---------
                               (in millions)           (in millions)

GPU, Inc.     Bank Loans            $  123      7  %       $ 69        7  %
JCP&L         Bank Loans                -       -            53        6.3
              Commercial Paper          -       -            69        6.2
Met-Ed        Bank Loans                -       -            17        6.1
              Commercial Paper          -       -            63        6.4
Penelec       Bank Loans                -       -            32        5.9
              Commercial Paper          54      6.9          54        6.1
GPUI          Bank Loans                -       -            12        6.2
GPU Electric  Bank Loans               147      6.1          -         -
              Commercial Paper         848      6.5          -         -
                                     -----                   ---
              Total                 $1,172                  $369
                                     =====                   ===

     GPU's weighted average interest rate on the short-term borrowings was 6.5% and 6.4% at December 31, 1999 and 1998, respectively.

     GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiable market rates. In addition, commitment fees or facility fees are determined by market rates at the time the facility is put in place, and can change based on the borrower's current bond rating.

GPU, Inc. and GPU Energy companies

     GPU, Inc. and the GPU Energy companies have available $450 million of short-term borrowing facilities, which includes a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million, and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $265 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time. As of December 31, 1999, GPU, Inc. and the GPU Energy companies had $123.5 million and $53.6 million, respectively, of short-term debt outstanding.

GPU Electric

     GPU Capital has a $1 billion 364-day senior revolving credit agreement due in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 1999, $768 million was outstanding under the commercial paper program, of which $370 million is included in long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount of the commercial paper on a long-term basis. For additional information, see Note 3 Long-Term Debt.

     GPU Australia Holdings, Inc. has $270 million available under its senior revolving credit facility due in November 2002. This facility, in combination with other GPU, Inc. credit facilities, serves as credit support for GPU Australia Holdings' $350 million commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. At December 31, 1999, $182 million was outstanding under the commercial paper program.

     Austran Holdings, Inc. (Austran), a wholly-owned indirect subsidiary of GPU Electric, has a A$500 million (approximately US $328 million) commercial paper program to refinance the maturing portion of the senior debt credit facility used to finance the PowerNet Victoria (GPU PowerNet) acquisition. GPU PowerNet has guaranteed Austran's obligations under this program. At December 31, 1999, A$420 million (approximately US $275 million) was outstanding under this program.

     Midlands maintains a (pound)200 million (approximately US $323 million) syndicated revolving credit facility with a bank for working capital purposes, which matures May 2001. At December 31, 1999, (pound)87 million (approximately US $140 million) was outstanding under this facility.

GPUI Group

     GPU International has a revolving credit agreement providing for borrowings through December 2000 of up to $30 million outstanding at any one time, of which up to $15 million may be utilized to provide letters of credit. GPU, Inc. has guaranteed GPU International's obligations under this agreement. At December 31, 1999, no borrowings or letters of credit were outstanding under this facility.

3.   LONG-TERM DEBT

     At December 31, 1999 and 1998, long-term debt outstanding consisted of the following:

 GPU, Inc. and Subsidiary companies                      (in millions)
 -----------------------------------
                                                         Total        Due
                                           Interest      Debt       Within
 1999                        Maturities     Rates     Outstanding  One Year
 ----                        ----------     -----     -----------  --------

GPU Energy companies & GPUS:

  First mortgage bonds(a)     2000-2027   5.35-9.48%      $1,783 (1)  $  90
  Senior notes                2004-2019   5.75-6.63%         350          -
  Other long-term debt        2000-2039   6.76-7.69%          34          -

GPU Electric:
   Bank loans                 2000-2014   4.16-13%         2,483        475
   Bonds                      2002-2008   7.38-7.46%       1,092          -
   Commercial paper/Medium
     term notes               2000-2002   6.3 -7.65%         633 (2)      -
GPUI Group                    2000-2022   4.5 -7%             46          5
                                                           -----      -----
    Total                                                 $6,421      $ 570
                                                           =====       ====

(1)  Amount is less unamortized net discount of $4.6 million.
(2) Amount includes $370 million of commercial paper, which is included in long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount on a long-term basis.

1998                                                             (in millions)
----

First mortgage bonds(a)                                              $2,418
Amounts due within one year                                             (80)
Unamortized net discount                                                 (3)
                                                                      -----
        Total GPU Energy companies                                    2,335
Other long-term debt:
  GPU Electric (excludes amounts due within one year of $453)         1,434
  GPUI Group (excludes amounts due within one year of $28)               23
  Other                                                                  34
                                                                      -----
        Total                                                        $3,826
                                                                     ======
JCP&L
-----

First Mortgage Bonds - Series as noted (a):               (in thousands)
                                                       1999           1998
                                                       ----           ----

              6.04%  due 2000                      $   40,000     $   40,000
              6.45%  due 2001                          40,000         40,000
              9%     due 2002                          50,000         50,000
              6.375% due 2003                         150,000        150,000
              7.125% due 2004                         160,000        160,000
              6.78%  due 2005                          50,000         50,000
              8.25%  due 2006                          50,000         50,000
              6.85%  due 2006                          40,000         40,000
              7.90%  due 2007                          40,000         40,000
              7.125% due 2009                           6,300          6,300
              7.10%  due 2015                          12,200         12,200
              9.20%  due 2021                          50,000         50,000
              8.55%  due 2022                          30,000         30,000
              8.82%  due 2022                          12,000         12,000
              8.85%  due 2022                          38,000         38,000
              8.32%  due 2022                          40,000         40,000
              7.98%  due 2023                          40,000         40,000
              7.5%   due 2023                         125,000        125,000
              8.45%  due 2025                          50,000         50,000
              6.75%  due 2025                         150,000        150,000
                                                    ---------      ---------

                   Subtotal                         1,173,500      1,173,500
Amounts due within one year                           (40,000)           -
Unamortized net discount                               (2,752)        (2,992)
                                                    ---------      ---------

      Total                                         1,130,748      1,170,508

Other long-term debt
  (excludes amounts due within one year
    of $13 for 1999 and $12 for 1998)                   3,012          3,024
                                                    ---------      ---------
      Total long-term debt                         $1,133,760     $1,173,532
                                                    =========      =========

Met-Ed
------

First Mortgage Bonds - Series as noted (a):              (in thousands)
                                                      1999           1998
                                                      ----           ----

              7.05%  due 1999                      $     -        $  30,000
              6.2%   due 2000                         30,000         30,000
              9.48%  due 2000                         20,000         20,000
              8.05%  due 2002                         30,000         30,000
              6.6%   due 2003                         20,000         20,000
              7.22%  due 2003                         40,000         40,000
              9.1%   due 2003                         30,000         30,000
              6.34%  due 2004                         40,000         40,000
              6.77%  due 2005                         30,000         30,000
              7.35%  due 2005                         20,000         20,000
              6.36%  due 2006                         17,000         17,000
              6.40%  due 2006                         33,000         33,000
              6.00%  due 2008                          8,700          8,700
              6.1%   due 2021                         28,500         28,500
              8.6%   due 2022                         30,000         30,000
              8.8%   due 2022                         30,000         30,000
              6.97%  due 2023                         30,000         30,000
              7.65%  due 2023                         30,000         30,000
              8.15%  due 2023                         60,000         60,000
              5.95%  due 2027                         13,690         13,690
                                                     -------        -------

                  Subtotal                           540,890        570,890
Amounts due within one year                          (50,000)       (30,000)
Unamortized net discount                                 (31)           (35)
                                                     -------        -------

      Total                                          490,859        540,855

Other long-term debt
  (excludes amounts due within one year
    of $25 for 1999 and $24 for 1998)                  6,024          6,049
                                                     -------        -------

      Total long-term debt                         $ 496,883      $ 546,904
                                                     =======        =======

Penelec
-------

First Mortgage Bonds - Series as noted (a):              (in thousands)
                                                      1999           1998
                                                      ----           ----

              5.99%  due 1999                      $     -        $  50,000
              6.15%  due 2000                            -           30,000
              6.8%   due 2001                            -           20,000
              8.70%  due 2001                            -           30,000
              7.40%  due 2002                            -           10,000
              7.43%  due 2002                            -           30,000
              7.92%  due 2002                            -           10,000
              7.40%  due 2003                            -           10,000
              6.60%  due 2003                            -           30,000
              7.02%  due 2003                            -           20,000
              7.48%  due 2004                            -           40,000
              6.10%  due 2004                            -           30,000
              6.7%   due 2005                            -           30,000
              6.35%  due 2006                            -           40,000
              8.05%  due 2006                            -           10,000
              6.125% due 2007                          4,110          4,110
              6.55%  due 2009                            -           50,000
              5.35%  due 2010                         12,310         12,310
              5.35%  due 2010                         12,000         12,000
              5.80%  due 2020                         20,000         20,000
              8.33%  due 2022                            -           20,000
              7.49%  due 2023                            -           30,000
              8.38%  due 2024                            -           40,000
              8.61%  due 2025                            -           30,000
              7.53%  due 2025                            -           40,000
              6.05%  due 2025                         25,000         25,000
                                                     -------        -------

                  Subtotal                            73,420        673,420
Amounts due within one year                              -          (50,000)
Unamortized net discount                              (1,791)           (11)
                                                     -------        -------

      Total                                           71,629        623,409

Senior Notes - Series as noted:

              5.75%  due 2004                        125,000            -
              6.125% due 2009                        100,000            -
              6.625% due 2019                        125,000            -
                                                     -------        -------

      Total                                          350,000            -

Other long-term debt
  (excludes amounts due within one year
    of $13 for 1999 and $12 for 1998)                  3,012          3,025
                                                     -------        -------

      Total long-term debt                         $ 424,641      $ 626,434
                                                     =======        =======


(a) Substantially all of the utility plant owned by the GPU Energy companies is subject to the liens of their respective mortgages.

     For the years 2000, 2001, 2002, 2003 and 2004, GPU has long-term debt maturities as follows:

                                          (in millions)
Company                 2000        2001        2002        2003        2004
-------                 ----        ----        ----        ----        ----

JCP&L                   $ 40        $   40      $   50      $150        $160
Met-Ed                    50            -           30        90          40
Penelec                    -            -           -          -         125
GPU Electric             475         1,007       1,074        14          12
GPUI Group                 5             7           7         6           6
GPUS                       -            22           -         -           -
                         ---         -----       -----       ---         ---
  Total                 $570        $1,076      $1,161      $260        $343
                         ===         =====       =====       ===         ===

     The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to GPU for debt of the same remaining maturities and credit qualities. The estimated fair value of GPU's long-term debt, including amounts due within one year, as of December 31, 1999 and 1998 is as follows:

                                              (in millions)
                           ----------------------------------------------
                                     1999                      1998
                           ----------------------------------------------
                            Carrying       Fair       Carrying      Fair
                             Amount        Value       Amount       Value
                            --------       -----       -------      -----

JCP&L                         $1,174       $1,139      $1,174      $1,245
Met-Ed                           547          532         577         614
Penelec                          424          392         676         718
GPU Electric                   4,208        4,186           -           -
GPUI Group                        46           41       1,938       1,856
GPUS                              22           22          22          22
                               -----        -----       -----       -----
  Total                       $6,421       $6,312      $4,387      $4,455
                               =====        =====       =====       =====

     At December 31, 1999, GPU Electric had long-term debt outstanding of approximately $470 million, which was guaranteed by GPU, Inc. The guaranteed amount consisted of $370 million under the GPU Capital $1 billion commercial paper program and up to $100 million under the British Pound 245 million credit facility used to partially fund GPU's acquisition of Cinergy's 50% interest in Midlands.

4.    PREFERRED SECURITIES

Cumulative Preferred Stock:
--------------------------

 At December 31, 1999 and 1998, the following issues of cumulative preferred stock were outstanding:

GPU, Inc. and Subsidiary Companies

                                                  (in thousands)
                                               1999           1998
                                               ----           ----
Cumulative preferred stock (a):

  With mandatory redemption (c)(d)          $  84,000      $  89,000
  Amounts due within one year (e)             (10,833)       ( 2,500)
                                              -------        -------
 Total cumulative preferred stock
   with mandatory redemption                $  73,167      $  86,500
                                              =======        =======

Cumulative preferred stock (a):

  Without mandatory redemption (b)(d)(f)    $  12,500      $  65,996
  Premium on cumulative preferred stock           149            482
                                              -------        -------
 Total cumulative preferred stock
   without mandatory redemption             $  12,649      $  66,478
                                              =======        =======

JCP&L
-----

Cumulative preferred stock, without par value, 15,600,000 shares authorized, 965,000 and 1,265,000 shares issued and outstanding in 1999 and 1998, respectively. (a)

                                                  (in thousands)
                                               1999            1998
                                               ----            ----
Cumulative preferred stock - without mandatory redemption (b)(d):

    4% Series, 125,000 shares,
      callable at $106.50 a share            $ 12,500       $ 12,500
    7.88% Series E, 250,000 shares,
      callable at $103.65 a share                 -           25,000
                                               ------         ------
      Subtotal                                 12,500         37,500
Premium on cumulative preferred stock             149            241
                                               ------         ------
      Total cumulative preferred stock -
        without mandatory redemption         $ 12,649       $ 37,741
                                               ======         ======

Cumulative preferred stock - with mandatory redemption (c)(d)(e):

    8.65% Series J, 500,000 shares           $ 50,000       $ 50,000
    7.52% Series K,
       340,000 shares at 12/31/99
       390,000 shares at 12/31/98              34,000         39,000
                                               ------        -------
      Subtotal                                 84,000         89,000
Amounts due within one year (e)               (10,833)        (2,500)
                                               ------        -------
      Total cumulative preferred stock -
        with mandatory redemption            $ 73,167       $ 86,500
                                               ======        =======

Met-Ed
------

Cumulative preferred stock, without par value, 10,000,000 shares authorized, 119,475 shares issued and outstanding in 1998, without mandatory redemption. All cumulative preferred stock issued and outstanding was redeemed February 1999.
(a)(b)(f)

                                                  (in thousands)
                                                1999           1998
                                                ----           ----
3.90% Series, 64,384 shares,
 callable at $105.625 a share                 $   -          $ 6,438
4.35% Series, 22,517 shares,
 callable at $104.25 a share                      -            2,252
3.85% Series, 9,252 shares,
 callable at $104.00 a share                      -              925
3.80% Series, 7,982 shares,
 callable at $104.70 a share                      -              798
4.45% Series, 15,340 shares,
 callable at $104.25 a share                      -            1,534
                                               ------         ------
      Subtotal                                    -           11,947
Premium on cumulative preferred stock             -              109
                                               ------         ------
      Total cumulative preferred stock        $   -          $12,056
                                               ======         ======

Penelec
-------

Cumulative preferred stock, without par value, 11,435,000 shares authorized, 165,485 shares issued and outstanding in 1998, without mandatory redemption. All cumulative preferred stock issued and outstanding was redeemed February 1999.
(a)(b)(f)

                                                  (in thousands)
                                                1999           1998
                                                ----           ----
4.40% Series B, 29,678 shares,
 callable at $108.25 per share                $   -          $ 2,968
3.70% Series C, 49,568 shares,
 callable at $105.00 per share                    -            4,957
4.05% Series D, 28,219 shares,
  callable at $104.53 per share                   -            2,822
4.70% Series E, 14,103 shares,
 callable at $105.25 per share                    -            1,410
4.50% Series F, 17,081 shares,
 callable at $104.27 per share                    -            1,708
4.60% Series G, 26,836 shares,
 callable at $104.25 per share                    -            2,684
                                               ------         ------
      Subtotal                                    -           16,549
Premium on cumulative preferred stock             -              132
                                               ------         ------
      Total cumulative preferred stock        $   -          $16,681
                                               ======         ======

(a) At December 31, 1999 and 1998, the GPU Energy companies were authorized to issue 37,035,000 of cumulative preferred stock. If dividends on any of the cumulative preferred stock of JCP&L are in arrears for four quarters, the holders of cumulative preferred stock, voting as a class, are entitled to elect a majority of the Board of Directors until all dividends in arrears have been paid. If JCP&L has failed to pay dividends in full on any outstanding shares of cumulative preferred stock, thereafter and until dividends in full on all such shares of cumulative preferred stock have been paid, or declared and set apart for payment, for all past quarterly dividend periods, JCP&L shall not redeem any cumulative preferred stock unless all the shares of cumulative preferred stock outstanding are redeemed and shall not purchase or otherwise acquire for value any shares of cumulative preferred stock except in accordance with an offer (which may vary with respect to shares of different series) made to all holders of share of cumulative preferred stock.

(b) The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 1999, JCP&L could call the 4% Series for $13.3 million.

(c) The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. The 7.52% Series is to be redeemed ratably over twenty years, beginning in 1998. The 8.65% Series is to be redeemed ratably over six years beginning in 2000.

(d) During 1999, JCP&L redeemed all of its outstanding shares of 7.88% cumulative preferred stock with a stated value of $25 million and $5 million stated value of its 7.52% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. As a result, a reacquisition loss of $0.8 million was charged to income. During 1998, JCP&L redeemed $5 million stated value of its 7.52% cumulative preferred stock and $10 million stated value of its 8.48% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. JCP&L's total redemption cost for 1999 and 1998 was $30.9 million and $15 million, respectively.

(e) The shares with mandatory redemption have redemption requirements of $10.8 million for each year of the next five years. The fair value of the preferred stock with mandatory redemption, including amounts due within one year, based on market price quotations at December 31, 1999 and 1998, was $86.5 million and $94.7 million, respectively.

(f) In 1999, Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock for $12.5 million and $17.4 million, respectively. As a result, a reacquisition loss of $1.3 million (Met-Ed $0.6 million; Penelec $0.7 million) was charged to income.

Subsidiary-Obligated Mandatorily Redeemable Preferred Securities:
----------------------------------------------------------------

     JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P. are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. In 1995, JCP&L Capital, L.P. issued
$125 million at 8.56% (5 million shares at $25 per share) of mandatorily redeemable preferred securities (MIPS) and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million at 9% (4 million shares at $25 per share) and $105 million at 8.75% (4.2 million shares at $25 per share), respectively, of MIPS. The proceeds were loaned to JCP&L, Met-Ed and Penelec, respectively, which, in turn, issued their deferrable interest subordinated debentures to the partnerships. In 1999, Met-Ed and Penelec redeemed all of their outstanding shares of MIPS for $100 million and $105 million, respectively. At December 31, 1999, JCP&L's outstanding shares of MIPS had a fair value of $120.6 million.

     The MIPS of JCP&L Capital, L.P. mature in 2044 and are redeemable at the option of JCP&L beginning in May of 2000 at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the federal tax deduction for interest paid on the subordinated debentures. JCP&L has fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of its Preferred Securities. Distributions on the MIPS (and interest on the subordinated debentures) may be deferred for up to 60 months, but JCP&L, may not pay dividends on, or redeem or acquire, any of its cumulative preferred or common stock until deferred payments on its subordinated debentures are paid in full.

Trust Preferred Securities:
--------------------------

     In 1999, $100 million of trust preferred securities were issued on behalf of each of Met-Ed and Penelec at 7.35% and 7.34%, respectively. The trust preferred securities were issued by Met-Ed Capital Trust and Penelec Capital Trust and represent a beneficial interest in the trust equal to a cumulative preferred limited partnership interest in Met-Ed Capital II, L.P. and Penelec Capital II, L.P. The preferred securities are the sole assets of the trust and the only revenues of the trust will be distributions on the trust preferred securities. Each trust security has entitled the holder to receive quarterly cash distributions. Met-Ed and Penelec unconditionally guaranteed the payments by Met-Ed Capital II, L.P. and Penelec Capital II, L.P., respectively.

     The fair value of the Met-Ed and Penelec trust preferred securities at December 31, 1999 was $81 million and $80.8 million, respectively.

5.   STOCKHOLDERS' EQUITY

     The following table presents information relating to the common stock ($2.50 par value) of GPU, Inc.:

                                       1999           1998           1997
                                       ----           ----           ----

Authorized shares                   350,000,000    350,000,000    350,000,000
Issued shares                       132,783,338    132,783,338    125,783,338
Reacquired shares                    10,977,798      4,787,657      4,950,727
Outstanding shares                  121,805,540    127,995,681    120,832,611
Outstanding restricted units            283,602        268,360        247,955
Outstanding stock options               394,750        335,950            -

     In 1999, GPU, Inc. reacquired 6.4 million shares of common stock at a total cost of $225.8 million.

     At December 31, 1999 and 1998, the following issues of common stock were outstanding:

                                                  (in thousands)
GPU, Inc.                                      1999            1998
---------                                      ----            ----

Common stock, par value $2.50 per share      $331,958       $331,958
                                              =======        =======

JCP&L
-----

Common stock, par value $10 per share,
16,000,000 shares authorized, 15,371,270
shares issued and outstanding                $153,713       $153,713
                                              =======        =======

Met-Ed
------

Common stock, no par value, 900,000 shares
authorized, 859,500 shares issued
and outstanding                              $ 66,273       $ 66,273
                                               ======         ======

Penelec
-------

Common stock, par value $20 per share,
5,400,000 shares authorized, 5,290,596
shares issued and outstanding                $105,812       $105,812
                                              =======        =======

     Pursuant to the 1990 Employee Stock Plan (as restated to reflect amendments through June 3, 1999), awards may be granted in the form of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted units and stock appreciation rights, which may accompany options. In 1999, 1998 and 1997, GPU, Inc. issued restricted units to officers representing rights to receive shares of common stock, on a one-for-one basis, at the end of the restriction period. The number of shares eventually issued will depend upon the degree to which GPU's performance goals have been met for the restriction period and could range from 0% to 200% of the originally awarded units plus additional units resulting from reinvested dividend equivalents. In 1999, GPU, Inc. granted stock options to its officers to purchase 90,600, 1,000 and 1,000 shares at $42.9375, $34.50 and $34.6875 per share, respectively. In 1998, GPU, Inc. granted stock options to its officers to purchase 305,950 and 30,000 shares at $36.625 per share and $44.25 per share, respectively. All options have an exercise price equal to the fair market value of GPU, Inc. common stock on the grant date. Options are exercisable in accordance with the terms set forth in the Stock Option Agreement. In 1999 and 1998, no options were exercised.

     Since 1997, pursuant to the Deferred Stock Unit Plan for Outside Directors, restricted units were issued to outside directors representing rights to receive shares of GPU, Inc. common stock, on a one-for-one basis. All restricted units are considered common stock equivalents and, accordingly, are reflected in the computation of diluted earnings per share shown on the Consolidated Statements of Income. The restricted units accrue dividend equivalents on a quarterly basis, which are reinvested in additional restricted units.

     In 1999, 1998 and 1997, through the above-mentioned plans, officers and outside directors were awarded 56,994, 53,260 and 64,941 restricted units, respectively. In 1999, 1998 and 1997, also through those plans, GPU, Inc. issued a total of 20,215, 20,611 and 54,491 shares of common stock, respectively, from previously reacquired shares.

     In 1996, GPU adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for employee stock-based compensation. As permitted by FAS 123 GPU continues to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income
(loss) had the fair value of the options been expensed. The pro forma effects on net income resulting from the application of the fair value-based method of accounting defined in FAS 123 are immaterial.

Accumulated Other Comprehensive Income/(Loss):
----------------------------------------------

     In 1997, GPU adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." At December 31, 1999 and 1998, GPU had on the Consolidated Balance Sheets the following amounts in Accumulated other comprehensive income/(loss):

GPU, Inc. and Subsidiary Companies
----------------------------------

                                                      (in thousands)
                                                      1999        1998
                                                      ----        ----

Net unrealized gains on investments                $ 34,183    $ 28,345
Foreign currency translation                        (40,518)    (54,377)
Minimum pension liability                                (6)     (5,272)
                                                     ------      ------
   Accumulated other comprehensive income/(loss)   $( 6,341)   $(31,304)
                                                     ======      ======

 JCP&L                                                1999        1998
 -----                                               ------      ------
 Net unrealized gain on investments                $      7    $     -
 Minimum pension liability                              -         (425)
                                                     ------      -----
   Accumulated other comprehensive income/(loss)   $      7    $  (425)
                                                     ======      =====

 Met-Ed
-------

 Net unrealized gain on investments                $ 21,369    $ 17,054
 Minimum pension liability                               (6)       (534)
                                                     ------      ------
   Accumulated other comprehensive income          $ 21,363    $ 16,520
                                                     ======      ======


Penelec
-------

 Net unrealized gain on investments                $ 10,619    $  8,518
 Minimum pension liability                              -          (165)
                                                     ------      ------
   Accumulated other comprehensive income          $ 10,619    $  8,353
                                                     ======      ======

   The   components   of  the   change  in   accumulated   other   comprehensive
income/(loss), and the related tax effects, for the years 1999, 1998 and 1997 are as follows:

GPU, Inc. and Subsidiary Companies
----------------------------------

                                                   (in thousands)
                                            Amount    Income Tax   Amount
                                            Before     (Expense)   Net of
                                            Taxes       Benefit     Taxes
                                            -------    ---------   -------

1999
----

Net unrealized gains on investments         $12,516    $( 4,680)  $ 7,836
Adjustment for amounts included in income   ( 1,998)        -     ( 1,998)
                                             ------     -------    ------
   Net change in accumulated other
     comprehensive income                    10,518     ( 4,680)    5,838
                                             ------     -------    ------
Foreign currency translation adjustments     19,735     ( 6,907)   12,828
Adjustment for amounts included in income     1,586        (555)    1,031
                                             ------     -------    ------
   Net change in accumulated other
     comprehensive income                    21,321     ( 7,462)   13,859
                                             ------     -------    ------
Minimum pension liability                     8,957     ( 3,691)    5,266
                                             ------     -------    ------
   Total change in accumulated other
     comprehensive income/(loss)            $40,796    $(15,833)  $24,963
                                             ======     =======    ======

1998
----

Net unrealized gains on investments         $ 13,235   $( 4,248) $  8,987
                                              ------     ------    ------
Foreign currency translation adjustments     (23,295)     8,233   (15,062)
Adjustment for amounts included in income      8,737    ( 3,136)    5,601
                                              ------     ------    ------
   Net change in accumulated other
     comprehensive income/(loss)             (14,558)     5,097   ( 9,461)
                                              ------     ------    ------
Minimum pension liability                    ( 2,605)     1,071   ( 1,534)
                                              ------     ------    ------
   Total change in accumulated other
     comprehensive income/(loss)            $( 3,928)  $  1,920  $( 2,008)
                                              ======     ======    ======

1997
----
Net unrealized gains on investments         $ 10,895   $( 4,521) $  6,374
Foreign currency translation adjustments     (73,115)    24,186   (48,929)
Minimum pension liability                    ( 2,541)     1,046   ( 1,495)
                                              ------     ------    ------
   Total change in accumulated other
     comprehensive income/(loss)            $(64,761)  $ 20,711  $(44,050)
                                              ======     ======    ======

                                                    (in thousands)
JCP&L                                      Amount    Income Tax   Amount
-----                                      Before   (Expense)    Net of
   1999                                     Taxes     Benefit     Taxes
   ----                                     ------    -------    -------
Net unrealized gain on investments          $     7    $   -    $     7
Minimum pension liability                       718      (293)      425
                                               ----      ----      ----
Total change in accumulated
    other comprehensive income/(loss)       $   725   $  (293)  $   432
                                               ====      =====     ====

   1998
   ----
Net unrealized gain on investments              $ -      $ -        $ -
Minimum pension liability                      (718)      293      (425)
                                               ----      ----      ----
Total change in accumulated
    other comprehensive income/(loss)       $  (718)  $   293   $  (425)
                                               ====      ====      ====

Met-Ed
------
   1999
   ----
Net unrealized gain on investments          $ 7,388   $(3,073)    4,315
Minimum pension liability                       901      (373)      528
                                              -----     -----    ------
    Total change in accumulated
    other comprehensive income/(loss)       $ 8,289   $(3,446)  $ 4,843
                                              =====     =====     =====

1998
----
Net unrealized gain on investments          $ 6,990   $(2,842)  $ 4,148
Minimum pension liability                      (196)       81      (115)
                                              -----     -----     -----
    Total change in accumulated
        other comprehensive income/(loss)   $ 6,794   $(2,761)  $ 4,033
                                              =====     =====     =====

   1997
   ----

Net unrealized gain on investments          $ 7,263   $(3,014)  $ 4,249
Minimum pension liability                      (267)      110      (157)
                                              -----     -----     -----

    Total change in accumulated
    other comprehensive income/(loss)       $ 6,996   $(2,904)  $ 4,092
                                              =====     =====     =====

Penelec

   1999
   ----

Net unrealized gain on investments$           3,708    (1,607)  $ 2,101
Minimum pension liability                       282      (117)      165
                                              -----      ----     -----

Total change in accumulated
    other comprehensive income/(loss)       $ 3,990   $(1,724)  $ 2,266
                                              =====     =====     =====

   1998
   ----

Net unrealized gain on  investments         $ 3,471   $(1,406)  $ 2,064
Minimum pension liability                       (73)       30       (43)
                                              -----     -----     -----
     Total change in accumulated
     other comprehensive income/(loss)      $ 3,397   $(1,376)  $ 2,021
                                              =====     =====     =====

   1997

Net unrealized gain on investments          $ 3,632   $(1,507)  $ 2,125
Minimum pension liability                      (209)       87      (122)
                                              -----     -----     -----
Total change in accumulated
    other comprehensive income/(loss)       $ 3,423   $(1,420)  $ 2,003
                                              =====     =====     =====

6.   ACCOUNTING FOR EXTRAORDINARY AND NON-RECURRING ITEMS

JCP&L Restructuring Write-off:
-----------------------------

     In 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings. Accordingly, in 1999 JCP&L discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF 97-4 with respect to its electric generation operations. The transmission and distribution operations of JCP&L continue to be subject to the provisions of FAS 71.

     In 1999, JCP&L recorded a reduction in operating revenues of $115 million relating to the Summary Order which resulted in an after-tax charge to earnings of $68 million, or $0.54 per share. This reduction reflects JCP&L's obligation to refund to customers 5% from rates in effect as of April 30, 1997. The refund will be made to customers from August 1, 2002 through July 31, 2003.

     Since JCP&L is no longer subject to FAS 71 for the generation portion of its business, GPU performed an impairment test on Oyster Creek in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This test determined that JCP&L's net investment in Oyster Creek, including plant, nuclear fuel and materials and supplies inventories, was impaired. This investment was written down by a total of $678 million (pre-tax) in 1999 to reflect the plant's fair market value. This impairment, which was recorded as an extraordinary deduction, was reversed and reestablished as a regulatory asset since the Summary Order provides for rate recovery.

Generation Asset Divestiture:
----------------------------

    As discussed below, in 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all of their fossil-fuel and hydroelectric stations.

    The GPU Energy companies sold TMI-1 to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for a total purchase price of approximately $100 million. The sale did not have a significant impact on 1999 earnings since TMI-1 had been written down to its fair market value in 1998. The majority of the amount written down and the majority of the remaining loss from the sale resulted in the deferral of $528.3 million (JCP&L $133.1 million; Met-Ed $270.7 million; Penelec $124.5 million) as a regulatory asset pending separate and further reviews by the NJBPU and the PaPUC (Phase II of the Pennsylvania restructuring proceedings).

     The GPU Energy companies completed the sales of substantially all their fossil fuel and hydroelectric generating facilities to Sithe Energies (Sithe) for approximately $1.6 billion (JCP&L $416 million; Met-Ed $641 million; Penelec $558 million) (JCP&L's 50% interest in Yards Creek was not included in the sale and the sales of the 66 MW Forked River combustion turbines and 19 MW York Haven hydroelectric station were postponed). The sale resulted in the recording of an after-tax gain of $13.4 million (Met-Ed $1.4 million; Penelec $12 million) in 1999 for the portion of the gain related to wholesale operations and the deferral of the remaining pre-tax gain of $706.5 million (Met-Ed $389.1 million; Penelec $317.4 million) as a regulatory liability pending separate and further reviews by the NJBPU and the PaPUC.

     Penelec sold its 20% interest in the Seneca Pumped Storage Hydroelectric Generating Station to The Cleveland Electric Illuminating Company for $43 million. The sale resulted in the recording of an after-tax gain of $1.2 million in 1999 for the portion of the gain related to wholesale operations and the deferral of the remaining pre-tax gain of $30.2 million as a regulatory liability pending further review by the PaPUC.

     Penelec sold its 50% interest in the Homer City Station to a subsidiary of Edison Mission Energy for approximately $900 million. As a result, Penelec recorded an after-tax gain of $22.6 million in 1999 for the portion of the gain related to wholesale operations and deferred as a regulatory liability the remaining pre-tax gain of $590.7 million pending further review by the PaPUC.

     Midlands sold its electric supply business to National Power plc for approximately $300 million. As a result, in 1999 GPU recorded an after-tax gain on the sale of $6.8 million.

     For information on JCP&L's pending sale of Oyster Creek, see Note 12, Commitments and Contingencies.

Pennsylvania Restructuring Write-offs:
-------------------------------------

     In 1998, Met-Ed and Penelec received PaPUC Restructuring Orders which, among other things, essentially removed from regulation the costs associated with providing electric generation service to Pennsylvania consumers, effective January 1, 1999. Accordingly, in 1998 Met-Ed and Penelec discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution operations of Met-Ed and Penelec continue to be subject to the provisions of FAS 71.

     As a result of the Restructuring Orders, Met-Ed and Penelec recorded an extraordinary charge of $25.8 million (after-tax) or $0.20 per share and a non-recurring charge of $40 million (after-tax), or $0.32 per share, for customer refunds of 1998 revenues and for the establishment of a sustainable energy fund.

   In accordance with FAS 121, impairment tests were performed and determined that the net investment in TMI-1 was impaired at December 31, 1998, resulting in a write-down of $518 million (pre-tax) to reflect TMI-1's fair market value. Of the amount written down for TMI-1, $508 million was reestablished as a regulatory asset because management believes it is probable of recovery in the restructuring process and $10 million (the FERC jurisdictional portion) was charged to expense as an extraordinary item in 1998.

Windfall Profits Tax Write-off:
------------------------------

     In 1997, the Government of the United Kingdom imposed a windfall profits tax on privatized utilities, including Midlands. As a result, a one-time charge to income of $109.3 million, or $0.90 per share, was taken in 1997.

7.   ACQUISITIONS

                  Empresa Distribuidora Electrica Regional, S.A.
                  ----------------------------------------------

     In March 1999, GPU Electric acquired Empresa Distribuidora Electrica Regional, S.A. (Emdersa) for US $375 million. The fair value of the assets acquired totaled approximately $320 million and the amount of liabilities assumed totaled approximately $153 million, including debt of $76 million. Emdersa owns three electric distribution companies that serve three provinces in northwest Argentina.

     The acquisition was financed through the issuance of commercial paper by GPU Capital, guaranteed by GPU, Inc., and a $50 million capital contribution from GPU, Inc.

     The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by approximately $208 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

                        Transmission Pipelines Australia
                        --------------------------------

     In June 1999, GPU Electric acquired Transmission Pipelines Australia (TPA), a natural gas transmission business, from the State of Victoria, Australia for A$1.025 billion (approximately US $675 million). TPA has been renamed GPU GasNet. The fair value of the assets acquired totaled approximately US $704 million and the amount of liabilities assumed totaled approximately US $116 million.

     The acquisition was financed through: (1) an A$750 million (approximately US $495 million) senior credit facility, which is non-recourse to GPU, Inc.; and
(2) an equity contribution from GPU Capital of A$275 million (approximately US $180 million) provided through the issuance of commercial paper guaranteed by GPU, Inc.

     The acquisition has been accounted for under the purchase method. The total acquisition cost exceeded the estimated value of net assets acquired by approximately $88 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

                            Midlands Electricity plc
                            ------------------------

     In July 1999, GPU Electric acquired Cinergy's 50% ownership interest in Avon, which owns Midlands, for British Pounds 452.5 million (approximately US $714 million). GPU and Cinergy had jointly formed Avon in 1996 to acquire Midlands. The fair value of the assets acquired totaled approximately US $2.1 billion and the liabilities totaled approximately US $1.5 billion, including debt of US $1 billion.

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

     As a result of GPU's purchase of Cinergy's 50% ownership in Midlands, effective in the third quarter of 1999, GPU began accounting for Midlands as a consolidated entity, rather than under the equity method of accounting as was previously the practice. Consequently, Goodwill, net on the Consolidated Balance Sheet increased by approximately $1.8 billion in the third quarter of 1999. Of this amount, $1.7 billion relates to the previous 1996 acquisition of Midlands by GPU and Cinergy and approximately $119 million represents goodwill resulting from GPU's purchase of Cinergy's 50% share of Midlands. The goodwill is being amortized on a straight-line basis over 40 years.

     Concurrent with GPU's July 1999 acquisition of the 50% of Midlands which it did not already own, GPU began to evaluate existing restructuring plans and formulate additional plans to reduce operating expenses and achieve ongoing cost reductions. As of December 31, 1999, GPU had identified and approved a cost reduction plan. At the acquisition date, Midlands had recorded a liability of $28.6 million related to previous cost reduction plans. GPU retained $25.7 million of this liability, related to contractual termination and other severance benefits for 276 employees identified in a 1999 business process reengineering project. GPU identified an additional 355 employees (234 in Engineering Services, 38 in metering, 21 in Network Services and 62 from other specific functions) to be terminated as part of the plan and recorded an additional liability of $39.3 million. A net charge of $18.2 million for GPU's 50% share of these adjustments is included in expense and the other 50% was recorded as a purchase accounting adjustment.

     As of December 31, 1999, $7.2 million of severance benefits had been paid to 172 of these employees. The remaining severance liability of $29.5 million for the remaining 459 employees is included in Other current liabilities, and $28.3 million to be funded out of pension plan assets is included as a pension liability. Management expects the plan will be substantially completed by June 2000.

     The following unaudited pro forma consolidated results of operations for the years 1999 and 1998 presents information assuming Emdersa, GPU GasNet and the 50% of Midlands GPU did not already own were acquired January 1, 1998. The pro forma amounts include certain adjustments, primarily to recognize interest expense, amortization of goodwill and depreciation of assets having stepped-up bases, and are not necessarily indicative of the actual results that would have been realized had the acquisitions occurred on the assumed date of January 1, 1998, nor are they necessarily indicative of future results. The pro forma operating results are for information purposes only and are as follows:

                                      1999                    1998
----------------------------------------------------------------------------
    (in thousands, except         As                     As
     per share data)           Reported   Pro Forma*   Reported   Pro Forma*
----------------------------------------------------------------------------

Revenues                      $ 4,757,124 $ 6,030,514 $ 4,248,792 $ 6,901,012
Income before extra-
  ordinary item               $   459,014 $   493,449 $   385,881 $   441,776
Net income                    $   459,014 $   493,449 $   360,126 $   416,021
Basic and Diluted earnings
  per share before
  extraordinary item          $      3.66 $      3.94 $      3.03 $      3.47
Basic and Diluted earnings
  per share                   $      3.66 $      3.94 $      2.83 $      3.27

*    Unaudited

                                  GPU PowerNet
                                  ------------

     In 1997, GPU Electric acquired the business of GPU PowerNet from the State of Victoria, Australia for A$2.6 billion (approximately US $1.9 billion). The fair value of the assets acquired totaled approximately US $2 billion and the amount of liabilities assumed totaled approximately US $142.9 million. GPU PowerNet owns and operates the high-voltage electricity transmission system in the State of Victoria serving an area of approximately 87,900 square miles and a population of approximately 4.5 million.

     The acquisition was financed through: (1) a senior debt credit facility of A$1.9 billion (approximately US $1.4 billion), which is non-recourse to GPU, Inc.; (2) a five-year US $450 million bank credit agreement which is guaranteed by GPU, Inc.; and (3) an equity contribution from GPU, Inc. of US $50 million.

     The acquisition was accounted for under the purchase method of accounting. The total acquisition costs exceeded the estimated value of net assets by A$877 million (approximately US $537 million). This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

     GPU PowerNet has been included in GPU's consolidated financial statements since its purchase on November 6, 1997. The unaudited consolidated pro forma information for 1997, assuming debt financing and an acquisition date of January 1, 1997, is as follows: operating revenues of $4.32 billion; net income of $327 million; basic earnings per share of $2.71 and; diluted earnings per share of $2.70. The pro forma results, which are for information purposes only, are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date of January 1, 1997, nor are they necessarily indicative of future results.

                      Planned Acquisition of MYR Group Inc.
                      -------------------------------------

     In December 1999, GPU, Inc., and MYR Group Inc. (MYR) entered into an agreement under which GPU has agreed to acquire the utility infrastructure construction firm for $215 million cash, or $30.10 per share of MYR common stock. Following the acquisition, MYR would become a wholly-owned subsidiary of GPU, Inc. The acquisition, which is subject to approval by the SEC and other conditions, is expected to be completed in the first quarter of 2000. The acquisition will be initially financed through short-term debt and will be accounted for under the purchase method of accounting.

8.  INCOME TAXES

     As of December 31, 1999 and 1998, Regulatory assets, net on the Consolidated Balance Sheets reflected $296 million and $450 million, respectively, of Income taxes recoverable through future rates (primarily related to liberalized depreciation), and Income taxes refundable through future rates of $28 million and $53 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993, as follows:

                                                              (in millions)
                                                            1999        1998
                                                            ----        ----

Income Taxes Recoverable Through Future Rates:
   JCP&L                                                    $  2        $173
   Met-Ed                                                    124         134
   Penelec                                                   170         143
                                                             ---         ---
     Total                                                  $296        $450
                                                             ===         ===

Income Taxes Refundable Through Future Rates:
   JCP&L                                                    $ 14        $ 36
   Met-Ed                                                      8          11
   Penelec                                                     6           6
                                                             ---         ---
     Total                                                  $ 28        $ 53
                                                             ===         ===

    Summaries of the components of deferred taxes as of December 31, 1999 and 1998 are as follows:

GPU, Inc. and Subsidiary Companies:
----------------------------------

                                  (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------
                      1999    1998                              1999     1998
                      ----    ----                              ----     ----
Current:                                Current:
Unbilled revenue     $   12   $   31    Revenue taxes         $    5   $    8
Deferred energy           -        -    Deferred energy            3        4
                                                               -----    -----
Other                    60       16      Total               $    8   $   12
                      -----    -----                           =====    =====
  Total              $   72   $   47
                      =====    =====

Noncurrent:                             Noncurrent:
Unamortized ITC      $   36   $   70    Liberalized
Decommissioning          77      151      depreciation:
Contributions in aid                       Previously flowed
  of construction        28       26         through          $  222   $  202
Cumulative translation                     Future revenue
  adjustment             22       29     requirements            147      155
                                                               -----    -----
Above-market NUGs       798      748
Customer transition                          Subtotal            369      357
  charge                533      534    Liberalized
Revenue subject                          depreciation            659      719
  to refund              47       23    Customer transition
Generation revenue                       charge                1,451    1,684
requirements             47       44    Net loss on genera-
Net gain on genera-                      tion asset sale         218        -
  tion asset sale       499        -
Other                   441      379    Other                    866      285
                      -----    -----                           -----    -----
  Total              $2,528   $2,004     Total                $3,563   $3,045
                      =====    =====                           =====    =====

JCP&L:
------

                                  (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------
                     1999      1998                           1999       1998
                     ----      ----                           ----       ----
Current:                                Current:
Unbilled revenue     $  2      $ 21     Revenue taxes         $   5      $ 12
Deferred energy         -         -     Deferred Energy           3         -
                      ---       ---                            ----       ---
  Total              $  2      $ 21      Total                $   8      $ 12
                      ===       ===                            ====       ===

Noncurrent:                             Noncurrent:
Unamortized ITC      $ 23      $ 36     Liberalized
Decommissioning        31        46       depreciation:
Contributions in aid                       Previously flowed
  of construction      21        20           through          $ 35      $ 46
DOE SNF interest                 25        Future revenue
Revenues subject                           requirements          29        49
                                                                ---       ---
  to refund            47         -        Subtotal              64        95
Net gain on genera-                     Liberalized
  tion asset sale      73         -      depreciation           368       375
Other                  27        52     Forked River              7         5
                      ---       ---
Total                $222      $179     TMI-1 investment/loss     -        60
                      ===       ===
                                        Net loss on genera-
                                         tion asset sale         58         -
                                        Other                    74       136
                                                                ---       ---
                                         Total                 $571      $671
                                                                ===       ===


Met-Ed:
------
                                (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------

                      1999     1998                            1999     1998
                      ----     ----                            ----     ----
                                        Noncurrent:
Current:                                Liberalized
Unbilled revenue      $  3     $  3       depreciation:
                       ===      ===
                                           Previously flowed
                                            through          $   81    $   57
                                           Future revenue

Noncurrent:                                  requirements        49        50
                                                              -----     -----
Unamortized ITC       $  8     $ 16
Decommissioning         27       65          Subtotal           130       107
Contributions in aid                    Liberalized
  of construction        4        3       depreciation          129       127
Customer transition                     Customer transition
  charge               160      160       charge                594       737
Above-market NUGs      303      327     Net loss on genera-
Revenue subject                           tion asset sale       110         -
  to refund                      11     Other                    30        40
                                                              -----     -----
Generation revenue                         Total             $  993    $1,011
                                                              =====     =====
  requirements          24       23
Net gain on genera-
  tion asset sale      161        -
Other                   51      109
                       ---      ---
  Total               $738     $714
                       ===      ===

Penelec:
-------
                                (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities

                       1999   1998                              1999   1998
                       ----   ----                              ----   ----
                                        Noncurrent:
Current:                                Liberalized
Unbilled revenue      $    8  $  8        depreciation:
                       =====   ===
                                           Previously flowed

Noncurrent:                                 through           $   103  $   96
Unamortized ITC       $    5  $ 19         Future revenue
Decommissioning           19    41          requirements           69      55
                                                               ------   -----
Contributions in aid

  of construction          3     3          Subtotal              172     151
Customer transition                     Liberalized
  charge                 374   373        depreciation            155     212
Above-market NUGs        494   421      Customer transition
Revenue subject                           charge                  856     948
  to refund                -    12      Net loss on genera-
Generation revenue                        tion asset sale          51       -
  requirements            23    21      Other                      16      27
                                                               ------   -----
Net gain on genera-                         Total              $1,250  $1,338
                                                                =====   =====
  tion asset sale        264     -
Other                     43    61
                       -----   ---
Total                 $1,225  $951
                       =====   ===

    The reconciliations from net income to book income subject to tax and from the federal statutory rate to combined federal and state effective tax rates are as follows:

GPU, Inc. and Subsidiary Companies:
----------------------------------
                                                       (in millions)
                                               1999        1998       1997
                                               ----        ----       ----

Net income                                     $459        $360       $335
Preferred stock dividends                         9          11         13
Loss on preferred stock reacquisition             2           -          -
Income tax expense                              294         250        234
                                                ---         ---        ---
  Book income subject to tax                   $764*       $621*      $582*
                                                ===         ===        ===

Federal statutory rate                           35%         35%        35%
State tax, net of federal benefit                 5           5          4
Amortization of ITC                              (6)         (1)        (2)
Other                                             4           1          3
                                                ---         ---        ---
  Effective income tax rate                      38%         40%        40%
                                                ===         ===        ===

* Includes pre-tax foreign operations income of $331 million, $238 million, and $34 million, of which $85 million, $88 million and $20 million, respectively for 1999, 1998 and 1997, are included in Equity in undistributed earnings/(losses) of affiliates in the Consolidated Statements of Income.

JCP&L:
------

                                                      (in millions)
                                               1999        1998       1997
                                               ----        ----       ----

Net income                                     $172        $222       $212
Income tax expense                              101         145        112
                                                ---         ---        ---
  Book income subject to tax                   $273        $367       $324
                                                ===         ===        ===

Federal statutory rate                          35%         35%         35%
State tax, net of federal benefit                 6           5          -
Amortization of ITC, net                         (5)          -          -
Other                                             1          (1)         -
                                                ---         ---        ---
  Effective income tax rate                     37%         39%         35%
                                                ===         ===        ===

Met-Ed:
------



Net income                                     $ 96        $ 51       $ 93
Income tax expense                               61          33         66
                                                ---         ---        ---
  Book income subject to tax                   $157        $ 84       $159
                                                ===         ===        ===

Federal statutory rate                           35%         35%        35%
State tax, net of federal benefit                 7           6          6
Amortization of ITC                              (8)         (2)         -
Other                                             5           -          -
                                                ---         ---        ---
  Effective income tax rate                      39%         39%        41%
                                                ===         ===        ===

Penelec:
-------



Net income                                     $153       $ 40       $ 95
Income tax expense                               54         31         71
                                                ---        ---        ---
  Book income subject to tax                   $207       $ 71       $166
                                                ===        ===        ===

Federal statutory rate                           35%        35%        35%
State tax, net of federal benefit                 7          8          6
Amortization of ITC, net                        (11)         -          -
Other                                            (5)         1          2
                                                ---        ---        ---
  Effective income tax rate                      26%        44%        43%
                                                ===        ===        ===


Federal and state income tax expense is comprised of the following:

GPU, Inc. and Subsidiary Companies:
----------------------------------
                                                       (in millions)
                                                1999      1998       1997
                                                ----      ----       ----
Provisions for taxes currently payable:

  Domestic                                     $ 775      $290       $206
  Foreign                                         60        22         40
                                                ----       ---        ---
      Total provision for taxes                $ 835      $312       $246

Deferred income taxes:
  Liberalized depreciation                     $(252)     $  2       $ 14
  Foreign deferred taxes                          80        31          4
  Unbilled revenues                               19         -         (8)
  Gain/(loss) on sale of property               (406)        -          -
  Decommissioning                                 87       (19)        (5)
  PA Restructuring (FAS 71)                       61       (15)         -
  Global settlement                                2        (8)         -
  Pension expense/Voluntary Enhanced
    Retirement Programs                           (1)       (8)       (10)
  Nonutility generation contract buyout costs    (14)      (11)         5
  Provision for rate refunds                     (47)      (10)         -
  OPEBS                                            2       (12)         5
  Other                                          (25)       (3)        (7)
                                                ----       ---        ---
      Deferred income taxes, net                (494)      (53)        (2)
                                                ----       ---        ---
Amortization of ITC, net                         (47)       (9)       (10)
                                                ----       ---        ---
      Income tax expense                       $ 294      $250       $234
                                                ====       ===        ===

     The foreign taxes in the above table for 1999, 1998 and 1997 include $53 million ($16 million Current; $37 million Deferred), $27 million ($10 million Current; $17 million Deferred) and $41 million ($37 million Current; $4 million Deferred) in foreign tax expense which is netted in Equity in undistributed earnings/(loss) of affiliates in the Consolidated Statements of Income. Included in the ITC Amortization is the recognition of $36 million of ITC benefit resulting from the sale of generation plants.

JCP&L:

                                                       (in millions)
                                                1999       1998       1997
                                                ----       ----       ----

Provisions for taxes currently payable          $197       $187       $139

Deferred income taxes:
  Liberalized depreciation                      $(49)      $(11)      $ (3)
  Gain/Loss on reacquired debt                     -          3         (1)
  New Jersey revenue tax                           -         (2)        (3)
  Deferral of energy costs                        (1)        10         (2)
  Abandonment loss - Forked River                 (4)        (4)        (5)
  Nuclear outage maintenance costs                 3          3         (4)
  Accretion income                                 -          4          4
  Unbilled revenue                                19          -         (3)
  Decommissioning                                 22        (12)        (3)
  Pension expense/VERP                            (2)        (2)        (5)
  Nonutility generation contract buyout costs    (19)         -          6
  Demand-side management                          (7)         -         (3)
  Other postemployment benefits                    4         (5)         2
  Global settlement                                2         (8)         -
  Gas site & investigation MGP
    insurance recovery                             -         (8)         -
  Provision for rate refund                      (47)         -          -
  Gain (loss) sale of property                   (16)         -          -
  Other                                           11         (6)        (2)
                                                 ---        ---        ---
      Deferred income taxes, net                 (84)       (38)       (22)
                                                 ---        ---        ---
Amortization of ITC, net                         (12)        (4)       ( 5)
                                                 ---        ---        ---
      Income tax expense                        $101       $145       $112
                                                 ===        ===        ===

Met-Ed:
------
                                                       (in millions)
                                                1999       1998       1997
                                                ----       ----       ----

Provisions for taxes currently payable          $140       $ 56       $ 63

Deferred income taxes:
  Liberalized depreciation                      $(88)      $  5       $  6
  Deferral of energy costs                         -          -          -
  Unbilled revenue                                 -          -          3
  Decommissioning                                 42         (5)        (2)
  PA Restructuring (FAS 71)                       30         15          -
  Pension expense/VERP                             -         (3)        (3)
  Nonutility generation contract buyout costs      2         (9)        (6)
  Nuclear outage maintenance costs                 3         (3)         3
  Nonutility generation contract
      over collections                             -          8          4
  Other postemployment benefits                    -         (5)        (1)
  Provision for rate refund                        -        (11)         -
  CTC NUG deferrals                                -         (5)         -
  Sustainable energy fund                          -         (2)         -
  Gain (loss) sale of property                   (51)         -          -
  Other                                           (5)        (6)         1
                                                 ---        ---        ---
      Deferred income taxes, net                 (67)       (21)         5
                                                  --        ---        ---
Amortization of ITC, net                         (12)        (2)        (2)
                                                 ---        ---        ---
      Income tax expense                        $ 61       $ 33       $ 66
                                                 ===        ===        ===

Penelec:
-------

Provisions for taxes currently payable         $ 472       $ 47       $ 61

Deferred income taxes:
  Liberalized depreciation                     $(114)      $  2       $  6
  Deferral of energy costs                         -          -         (1)
  Unbilled revenue                                 -          -         (7)
  Decommissioning                                 23         (2)         -
  PA Restructuring (FAS 71)                       31        (11)         -
  Pension expense/VERP                             -         (2)        (2)
  Nonutility generation contract buyout costs      3         (1)         5
  Nuclear outage maintenance costs                 2         (1)         1
  Nonutility generation contract
      over collections                             -          6          6
  Other postemployment benefits                   (2)        (2)         3
  Gain (loss) sale of property                  (339)         -          -
  Other                                            1         (3)         2
                                                 ---        ---        ---
      Deferred income taxes, net                (395)       (14)        13
                                                 ---        ---        ---
Amortization of ITC, net                         (23)        (2)        (3)
                                                 ---        ---        ---
      Income tax expense                        $ 54       $ 31       $ 71
                                                 ===        ===        ===

     The Internal Revenue Service (IRS) has completed its examinations of GPU's federal income tax returns through 1995.

9.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Maintenance expense and other taxes charged to operating expenses consisted of the following:

                                                  (in millions)
                                           1999       1998         1997
                                           ----       ----         ----

Maintenance:
   JCP&L                                   $ 84       $ 91         $102
   Met-Ed                                    48         49           46
   Penelec                                   54         62           68
   Other                                     24          -            -
                                            ---        ---          ---
       Total Maintenance                   $210       $202         $216
                                            ===        ===          ===

Other Taxes:

  New Jersey Transitional Energy

    Facility Assessment                    $ 59       $ 67         $  -
  New Jersey Unit Tax (JCP&L)                 -          -          211
                                            ---        ---          ---
       Total                               $ 59       $ 67         $211
                                            ---        ---          ---

   Pennsylvania State Gross Receipts:
     Met-Ed                                $ 27       $ 39         $ 39
     Penelec                                 27         40           42
                                            ---        ---          ---
       Total                               $ 54       $ 79         $ 81
                                            ---        ---          ---

   Real Estate and Personal Property:
     JCP&L                                 $  5       $  9         $  9
     Met-Ed                                   4          6            8
     Penelec                                  6          8           10
     Other                                   24          -            -
                                            ---        ---          ---
       Total                               $ 39       $ 23         $ 27
                                            ---        ---          ---

   Value Added and Stamp Taxes (U.K.)      $  6       $  -         $  -
                                            ---        ---          ---

   Other:
     JCP&L                                 $ 13       $ 19         $ 12
     Met-Ed                                   9         13           12
     Penelec                                  9         16           15
     Other                                    2          2           -
                                            ---        ---          ---
       Total                               $ 33       $ 50         $ 39
                                            ---        ---          ---

       Total Other Taxes                   $191       $219         $358
                                            ===        ===          ===

     The cost of services rendered to the GPU Energy companies by their affiliates is as follows:

                                                   (in millions)
                                           1999       1998         1997
                                           ----       ----         ----

JCP&L:
------

   Cost of services rendered by GPUN       $189       $182         $156
   Cost of services rendered by GPUS        366         26           31
   Cost of services rendered by Genco        69         51           52
                                            ---        ---          ---
     Total                                 $624       $259         $239
                                            ===        ===          ===

   Amount Charged to Income                $446       $239         $228
                                            ===        ===          ===

                                                  (in millions)
                                           1999       1998         1997
                                           ----       ----         ----
Met-Ed:
------
   Cost of services rendered by GPUN       $102       $ 59         $ 78
   Cost of services rendered by GPUS        215         40           31
   Cost of services rendered by Genco        96        108           91
                                            ---        ---          ---
     Total                                 $413       $207         $200
                                            ===        ===          ===

   Amount Charged to Income                $281       $180         $179
                                            ===        ===          ===

Penelec:
-------
   Cost of services rendered by GPUN       $ 51       $ 30         $ 40
   Cost of services rendered by GPUS        255         17           19
   Cost of services rendered by Genco       102        163          162
                                            ---        ---          ---
     Total                                 $408       $210         $221
                                            ===        ===          ===

   Amount Charged to Income                $280       $170         $195
                                            ===        ===          ===

     For the years 1999, 1998 and 1997, JCP&L purchased $22 million, $26 million and $24 million, respectively, of energy from a cogeneration project in which an affiliate has a 50% partnership interest.

10.  EMPLOYEE BENEFITS

Pension Plans and Other Postretirement Benefits:
-----------------------------------------------

     GPU maintains defined benefit pension plans covering substantially all employees. GPU also provides certain retiree health care and life insurance benefits for substantially all U.S. employees who reach retirement age while working for GPU. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ended December 31, 1999 and 1998, a statement of the funded status of the plans, the amounts recognized in the Consolidated Balance Sheets as of December 31, 1999 and 1998 and the weighted average assumptions used in the measurement of the benefit obligation. The pension benefit disclosure amounts for GPU, Inc. and Subsidiary Companies for the year 1999 reflect the acquisition of the remaining 50% of Midlands stock by GPU in July of that year. Accordingly, the July 1999 benefit obligation and fair value of plan assets balances for Midlands are shown next to the line items entitled "Acquisitions" and the post-acquisition amounts occurring in the second half of 1999 are included in the tables.

GPU, Inc. and Subsidiary Companies
----------------------------------

                                             (in millions)
                                                             Other
                                                         Postretirement
                                  Pension Benefits          Benefits
                                  ----------------       ---------------
                                  1999         1998      1999       1998
                                  ----         ----      ----       ----
Change in benefit obligation:
Benefit obligation

 at January 1:                  $ 1,897.0   $ 1,791.7   $ 790.5   $  798.0
Acquisitions                      1,502.5           -         -          -
Service cost                         46.2        36.1      15.9       16.4
Interest cost                       158.0       121.6      52.2       54.4
Plan amendments                       2.5         9.6         -       (6.0)
Actuarial (gain)/loss and
  other items                      (182.8)       26.2     (36.9)     (55.7)
Currency exchange                    (4.0)          -         -          -
Benefits paid                      (171.0)     (123.9)    (39.8)     (30.2)
Curtailments and settlements       (139.4)        6.8     (44.8)      12.5
Termination benefits                 48.8        28.9         -        1.1
                                 --------    --------    ------    -------
Benefit obligation

 at December 31:                $ 3,157.8   $ 1,897.0   $ 737.1   $  790.5
                                 ========    ========    ======    =======

                                             (in millions)
                                                             Other
                                                         Postretirement
                                  Pension Benefits          Benefits
                                  ----------------       ---------------
                                  1999         1998      1999       1998
                                  ----         ----      ----       ----
Change in plan assets:
Fair value of plan assets
 at January 1:                  $ 2,258.8   $ 2,033.3   $ 507.1   $  403.0
Acquisitions                      1,710.2           -         -          -
Actual return on plan assets        579.4       342.9      61.0       78.9
Employer contributions                1.8         6.5      15.0       55.4
Benefits paid                      (171.0)     (123.9)    (39.8)     (30.2)
Currency exchange                    (5.8)          -         -          -
Settlement and other items          (30.0)          -         -          -
                                 --------    --------    ------    -------
Fair value of plan assets
 at December 31:                $ 4,343.4   $ 2,258.8   $ 543.3   $  507.1
                                 ========    ========    ======    =======

Funded Status:
Funded status at December 31:   $ 1,185.6   $   361.8   $(193.8)  $ (283.4)
Unrecognized net actuarial

 (gain)/loss                       (953.0)     (439.5)    (54.2)     (37.8)
Unrecognized prior service cost      21.5        27.6       2.9        4.3
Unrecognized net transition

 (asset)/obligation                  (1.4)       (1.9)    143.3      210.7
                                 --------    --------    ------    -------

Net amount recognized           $   252.7   $   (52.0)  $(101.8)  $ (106.2)
                                 ========    ========    ======    =======

Amounts recognized in the Consolidated Balance Sheet at December 31:

Prepaid benefit cost          $   297.2   $    42.0     $   24.2  $   43.8
Accrued benefit liability         (45.3)     (103.0)      (126.0)   (150.0)
Intangible asset                    0.8           -            -         -
Accumulated other comprehensive
 income                               -         5.3            -         -
Deferred income taxes                 -         3.7            -         -
                               --------    --------      -------   -------

Net amount recognized         $  (252.7)  $   (52.0)    $ (101.8) $ (106.2)
                               ========    ========      =======   =======

JCP&L
-----

Change in benefit obligation:
Benefit obligation

 at January 1:                $   509.7   $   496.6     $  198.2  $  203.8
Transfer to GPUS                 (502.4)          -       (197.7)        -
Service cost                        0.1         7.2            -       2.9
Interest cost                       0.4        33.7            -      13.9
Plan amendments                       -           -            -         -
Actuarial (gain)/loss              (2.8)        3.9            -     (16.6)
Benefits paid                      (0.1)      (34.8)           -      (7.3)
Curtailments                          -         0.6            -       1.2
Termination benefits                  -         2.5            -       0.3
                               --------    --------      -------   -------
Benefit obligation

 at December 31:              $     4.9   $   509.7     $    0.5  $  198.2
                               ========    ========      =======   =======

                                             (in millions)
                                                             Other
                                                         Postretirement
                                 Pension Benefits           Benefits
                                 ----------------      -----------------
                                 1999        1998       1999        1998
                                 ----        ----       ----        ----
Change in plan assets:
Fair value of plan assets
 at January 1:                $   639.9   $   577.1     $  137.0  $   99.0
Transfer to GPUS                 (634.4)          -       (136.9)        -
Actual return on plan assets        0.8        97.1            -      20.0
Employer contributions                -           -            -      25.8
Benefits paid                      (0.1)      (34.8)           -      (7.3)
Change in allocations                 -         0.5            -      (0.5)
                               --------    --------      -------   -------
Fair value of plan assets
 at December 31:              $     6.2   $   639.9     $    0.1  $  137.0
                               ========    ========      =======   =======

Funded Status:
Funded status at December 31: $     1.3   $   130.2     $   (0.4) $  (61.2)
Unrecognized net actuarial

 (gain)/loss                       (3.2)     (139.3)        (0.2)    (16.1)
Unrecognized prior service

 Cost                                 -         8.3            -       0.5
Unrecognized net transition
 (asset)/obligation                 0.1        (1.0)         0.1      61.0
                               --------    --------      -------   -------

Net amount recognized         $    (1.8)  $    (1.8)    $   (0.5) $  (15.8)
                               ========    ========      =======   =======

Amounts recognized in the Consolidated Balance Sheet at December 31:

Prepaid benefit cost          $       -   $    18.8   $      -    $   27.2
Accrued benefit liability          (1.9)      (21.3)      (0.5)      (43.0)
Intangible Asset                    0.1           -          -           -
Accumulated other
 Comprehensive income                 -         0.4          -           -
Deferred income taxes                 -         0.3          -           -
                               --------    --------    -------     -------

Net amount recognized         $    (1.8)  $    (1.8)  $   (0.5)   $  (15.8)
                               ========    ========    =======     =======

Met-Ed
------

Change in benefit obligation:
Benefit obligation

 at January 1:                $   377.9   $   345.9   $  163.0    $  152.5
Transfer to GPUS                 (367.9)          -     (160.8)          -
Service cost                        0.2         6.3        0.1         2.9
Interest cost                       0.5        23.4        0.2        11.2
Plan amendments                       -         3.1          -        (2.2)
Actuarial (gain)/loss              (0.2)       14.3       (0.6)       (0.1)
Benefits paid                      (0.2)      (22.8)         -        (5.2)
Curtailments                          -         0.5          -         3.4
Termination benefits                  -         7.2          -         0.5
                               --------    --------    -------     -------
Benefit obligation

 at December 31:              $    10.3   $   377.9   $    1.9    $  163.0
                               ========    ========    =======     =======

                                             (in millions)
                                                             Other
                                                         Postretirement
                                  Pension Benefits          Benefits
                                  ----------------      ----------------
                                  1999        1998      1999       1998
                                  ----        ----      ----       ----
Change in plan assets:
Fair value of plan assets
 at January 1:                $   428.3   $   373.2   $   62.4    $   49.5
Transfer to GPUS                 (420.2)          -      (61.9)          -
Actual return on plan assets        1.1        65.0        0.1         9.9
Employer contributions                -          -           -         5.3
Benefits paid                      (0.2)      (22.8)         -        (5.2)
Change in allocations                 -        12.9          -         2.9
                               --------    --------    -------     -------
Fair value of plan assets
 at December 31:              $     9.0   $   428.3   $    0.6    $   62.4
                               ========    ========    =======     =======

Funded Status:
Funded status at December 31: $    (1.3)  $    50.4   $   (1.3)   $ (100.6)
Unrecognized net actuarial

 (gain)/loss                        0.4       (65.2)       0.7        20.5
Unrecognized prior service

 Cost                                 -         7.6          -         0.9
Unrecognized net transition
 (asset)/obligation                   -        (0.6)       0.3        39.7
                               --------    --------    -------     -------

Net amount recognized         $    (0.9)  $    (7.8)  $   (0.3)   $  (39.5)
                               ========    ========    =======     =======

Amounts recognized in the Consolidated Balance Sheet at December 31:

Prepaid benefit cost           $       -   $       -  $      -    $      -
Accrued benefit liability           (0.9)       (8.7)     (0.3)      (39.5)
Accumulated other comprehensive

 income                                -         0.5         -           -
Deferred income taxes                  -         0.4         -           -
                                --------    --------   -------     -------

Net amount recognized          $    (0.9)  $    (7.8) $   (0.3)    $  (39.5)
                                ========    ========   =======      =======


Penelec
-------

Change in benefit obligation:
Benefit obligation

 at January 1:                 $   419.7   $   404.4  $      -     $  236.1
Transfer to GPUS                  (416.1)          -         -            -
Service cost                           -         4.1         -          2.1
Interest cost                        0.2        27.2         -         15.1
Plan amendments                        -         4.3         -         (3.5)
Actuarial (gain)/loss               (0.7)        8.9         -        (35.4)
Benefits paid                       (0.1)      (37.6)        -         (6.9)
Curtailments                           -         0.7         -          4.5
Termination benefits                   -         7.7         -            -
                                --------    --------   -------      -------
Benefit obligation

 at December 31:               $     3.0   $   419.7  $      -     $  212.0
                                ========    ========   =======      =======

                                             (in millions)
                                                             Other
                                                         Postretirement
                                  Pension Benefits          Benefits
                                  ----------------       ---------------
                                  1999        1998       1999       1998
                                  ----        ----       ----       ----
Change in plan assets:
Fair value of plan assets
 at January 1:                 $   535.2   $   486.8  $      -     $  130.4
Transfer to GPUS                  (533.5)          -         -            -
Actual return on plan assets         0.3        81.9         -         22.9
Employer contributions                 -         0.1         -         10.0
Benefits paid                       (0.1)      (37.6)        -         (6.9)
Change in allocations                  -         4.0         -        (12.6)
                                --------    --------   -------      -------
Fair value of plan assets
 at December 31:               $     1.9   $   535.2  $      -     $  143.8
                                ========    ========   =======      =======

Funded Status:
Funded status at December 31:  $    (1.1)  $   115.5  $      -     $  (68.2)
Unrecognized net actuarial
 (gain)/loss                         0.1      (105.9)        -         (4.4)
Unrecognized prior service
 Cost                                  -        10.3         -          0.3
Unrecognized net transition
 obligation                          0.1         1.4         -         60.0
                                --------    --------   -------      -------

Net amount recognized          $    (0.9)  $    21.3  $      -     $  (12.3)
                                ========    ========   =======      =======

Amounts recognized in the Consolidated Balance Sheet at December 31:

Prepaid benefit cost            $       -  $    22.5   $      -   $   16.5
Accrued benefit liability            (1.0)      (1.5)         -      (28.8)
Intangible Asset                      0.1          -          -          -
Accumulated other
 comprehensive income                   -        0.2          -          -
Deferred income taxes                   -        0.1          -          -
                                 --------   ---------   -------    -------

Net amount recognized           $    (0.9) $    21.3   $      -   $  (12.3)
                                 ========   ========    =======    =======

Weighted average assumptions
 as of December 31 for GPU, Inc.
 and Subsidiary Companies:
Discount rate                        7.0%      6.75%       7.5%      6.75%
Expected return on plan assets       8.1%      8.5%        8.5%       8.5%
Rate of compensation increase        4.7%      4.5%          -          -

Weighted average assumptions as of December 31 for JCP&L, Met-Ed and Penelec:

Discount rate                        7.5%      6.75%       7.5%      6.75%
Expected return on plan assets       8.5%      8.5%        8.5%       8.5%
Rate of compensation increase        4.5%      4.5%          -          -

The following tables provide the components of net periodic pension and other postretirement benefit costs. As previously discussed, the 1999 net periodic pension cost for GPU, Inc. and Subsidiary Companies reflects post-acquisition amounts related to Midlands for the second half of the year.

Pension Plans:
                                                        (in millions)
GPU, Inc. and Subsidiary Companies                 1999       1998     1997
----------------------------------                 ----       ----     ----

Service cost                                     $ 46.2     $  36.1   $ 31.1
Interest cost                                     158.0       121.6    122.2
Expected return on plan assets                   (198.0)     (140.1)  (131.5)
Amortization of transition (asset)/obligation      (0.5)       (0.5)    (0.5)
Other amortization                                  2.1         1.1      0.2
                                                  -----      ------    -----

Net periodic pension cost                        $  7.8     $  18.2   $ 21.5
                                                  =====      ======    =====

JCP&L
-----

Service cost                                     $  0.1     $   7.2   $  6.1
Interest cost                                       0.4        33.7     34.2
Expected return on plan assets                     (0.3)      (39.6)   (37.5)
Amortization of transition (asset)/obligation         -        (0.3)    (0.3)
Other amortization                                    -         0.6      0.1
                                                  -----      ------    -----

Net periodic pension cost                        $  0.2     $   1.6   $  2.6
                                                  =====      ======    =====


Met-Ed
------

Service cost                                     $   0.2    $   6.3   $  4.3
Interest cost                                        0.5       23.4     21.8
Expected return on plan assets                      (0.5)     (25.4)   (22.3)
Amortization of transition (asset)/obligation          -       (0.1)    (0.1)
Other amortization                                     -        0.4      0.6
                                                  ------     ------    -----

Net periodic pension cost                        $   0.2    $   4.6   $  4.3
                                                  ======     ======    =====

Penelec
-------

Service cost                                     $     -    $   4.1   $  3.3
Interest cost                                        0.2       27.2     26.2
Expected return on plan assets                      (0.1)     (33.1)   (29.7)
Amortization of transition (asset)/obligation          -        0.3      0.3
Other amortization                                     -        0.4      0.2
                                                  ------     ------    -----

Net periodic pension cost                        $   0.1    $  (1.1)  $  0.3
                                                  ======     ======    =====

    In 1999, the effect of increasing the discount rate assumption for the U.S. pension plans from 6.75% to 7.5% resulted in a $162 million (JCP&L $0.5 million; Met-Ed $1.0 million; Penelec $0.3 million; Other $160.2 million) decrease in the benefit obligation as of December 31, 1999. In 1998, the effect of decreasing the discount rate assumption from 7% to 6.75% was partially offset by the effect of decreasing the salary scale assumption from 5% to 4.5% and resulted in a $35 million (JCP&L $7 million; Met-Ed $7 million; Penelec $8 million; Other $13 million)increase in the benefit obligation as of December 31, 1998.

    The above net periodic pension cost amount for 1999 excludes pre-tax credits of $31 million, of which $30 million was deferred for return to customers, resulting from employee terminations related to generation asset divestiture. No portion of these amounts relate to JCP&L, Met-Ed or Penelec. The above net periodic pension cost amount for 1998 excludes pre-tax charges of $30 million (JCP&L $8 million; Met-Ed $11 million; Penelec $9 million; Other $2 million), of which $22 million (JCP&L $6 million; Met-Ed $9 million; Penelec $7 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998.

Other Postretirement Benefits:
                                                        (in millions)
GPU, Inc. and Subsidiary Companies                1999        1998     1997
----------------------------------                ----        ----     ----

Service cost                                     $ 15.9     $ 16.4   $ 10.7
Interest cost                                      52.2       54.4     51.7
Expected return on plan assets                    (37.5)     (29.5)   (23.7)
Amortization of transition (asset)/obligation      14.6       15.8     16.8
Other amortization                                  1.6        5.0      2.3
                                                  -----      -----    -----

  Net periodic postretirement benefit cost         46.8       62.1     57.8
  Deferred for future recovery                        -         -     (13.0)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $ 46.8     $ 62.1   $ 44.8
                                                  =====      =====    =====


JCP&L
-----

Service cost                                     $    -     $  2.9   $  1.5
Interest cost                                         -       13.9     13.2
Expected return on plan assets                        -       (7.3)    (5.7)
Amortization of transition obligation                 -        4.4      4.7
Other amortization                                    -        0.7      0.6
                                                  -----      -----    -----

  Net periodic postretirement benefit cost            -       14.6     14.3
  Deferred for future recovery                        -         -      (0.8)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $    -     $ 14.6   $ 13.5
                                                  =====      =====    =====

Met-Ed
------

Service cost                                     $  0.1     $  2.9   $  1.5
Interest cost                                       0.2       11.2     10.0
Expected return on plan assets                        -       (3.9)    (3.1)
Amortization of transition obligation                 -        3.1      3.2
Other amortization                                    -        1.7      0.8
                                                  -----      -----    -----

  Net periodic postretirement benefit cost          0.3       15.0     12.4
  Deferred for future recovery                        -         -      (5.1)
                                                  -----      -----    -----

   Postretirement benefit cost,
   net of deferrals                              $  0.3     $ 15.0   $  7.3
                                                  =====      =====    =====

Penelec
-------

Service cost                                     $    -     $  2.0   $  1.5
Interest cost                                         -       15.1     13.7
Expected return on plan assets                        -       (8.9)    (6.6)
Amortization of transition obligation                 -        4.8      4.8
Other amortization                                    -        1.4      0.6
                                                  -----      -----    -----

  Net periodic postretirement benefit cost            -       14.4     14.0
  Deferred for future recovery                        -          -       -
                                                  -----      -----    ----

   Postretirement benefit cost,
   net of deferrals                              $    -     $ 14.4   $ 14.0
                                                  =====      =====    =====

    In 1999, the effect of increasing the assumption associated with medical inflation rates was partially offset by the effect of increasing the discount rate assumption from 6.75% to 7.5% and resulted in a $45 million increase in the benefit obligation as of December 31, 1999. No significant portion of this amount relates to JCP&L, Met-Ed or Penelec. In 1998, the effect of decreasing the assumption relating to the long-term medical cost of managed care plans was partially offset by the effect of decreasing the discount rate assumption from 7% to 6.75% and resulted in a $40 million (JCP&L $12 million; Met-Ed $7 million; Penelec $5 million; Other $16 million) decrease in the benefit obligation as of December 31, 1998. The benefit obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 10% for those not eligible for Medicare and 11% for those eligible for Medicare, then decreasing gradually to 6% in 2010 and thereafter. These costs also reflect the implementation of an annual cost-cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% change in these assumed cost trend rates would increase or decrease the benefit obligation by $39.2 million or $36.9 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic postretirement health-care cost by $3.5 million or $3.4 million, respectively. No significant portion of the effect of such a 1% change rebates to JCP&L, Met-Ed or Penelec.

     The above net periodic postretirement benefit cost amount for 1999 excludes pre-tax charges of $3 million, which was deferred pending future rate recovery, resulting from employee terminations related to generation asset divestiture. No portion of this amount relates to JCP&L, Met-Ed or Penelec. The above net periodic postretirement benefit cost amount for 1998 excludes pre-tax charges of $20 million (JCP&L $6 million; Met-Ed $6 million; Penelec $7 million; Other $1 million), of which $12 million (JCP&L $3 million; Met-Ed $5 million; Penelec $4 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998.

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

Savings Plans:
--------------

     GPU also maintains savings plans for substantially all US employees. These plans provide for employee contributions up to specified limits and for various levels of employer matching contributions. The matching contributions for GPU were as follows:

                                             (in millions)
Company                              1999         1998        1997
-------                              ----         ----        ----

JCP&L                               $ 0.1       $  2.8      $  2.4
Met-Ed                                0.1          3.4         3.1
Penelec                                 -          1.6         1.3
Other                                13.8          5.8         5.8
                                     ----        -----       -----
  Total                             $14.0       $ 13.6      $ 12.6
                                     ====        =====       =====


11.  LEASES

GPU Energy companies

     The GPU Energy companies' capital leases consist primarily of leases for nuclear fuel. Nuclear fuel capital lease obligations at December 31, 1999 and 1998 totaled $48 million (JCP&L $48 million), and $126 million(JCP&L $85 million; Met-Ed $27 million; Penelec $14 million).

     Prior to the sale of TMI-1 to AmerGen in December 1999, the GPU Energy companies had nuclear fuel lease agreements with nonaffiliated fuel trusts for the plant. Upon the sale of TMI-1, the related fuel leases were terminated and all outstanding amounts due under the related credit facility were paid. The Oyster Creek fuel lease agreement will be terminated upon the sale of Oyster Creek to AmerGen. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 1999, 1998, and 1997, these amounts were as follows:

                                              (in millions)
Company                               1999         1998        1997
-------                               ----         ----        ----

JCP&L                               $   34        $   30     $   31
Met-Ed                                  13            16         12
Penelec                                  6             8          6
                                     -----         -----      -----
    Total                           $   53        $   54     $   49
                                     =====         =====      =====

     Met-Ed and JCP&L have sold and leased back a portion of their respective ownership interests in the Merrill Creek Reservoir project (Merrill Creek). The annual minimum lease payments under these operating leases, which have remaining terms of 33 years, range from approximately $3.6 million to $6.7 million (Met-Ed $1.6 million to $2.9 million; JCP&L $2 million to $3.8 million) over the next five years, net of reimbursements from sublessees. Met-Ed believes that its Merrill Creek lease payments will be a recoverable stranded cost in Phase II rate proceedings pending before the PaPUC. JCP&L is recovering its Merrill Creek lease payments, net of reimbursements, through distribution rates.

GPUI Group

     A subsidiary of GPU International sold and leased back an electric cogeneration facility for an initial term of eleven years (facility lease) for which GPU, Inc. has guaranteed payments of up to $8.1 million. In addition, a 20-year site lease was entered into commencing in 1993. The leases are accounted for as operating leases and rent expense is recorded on a straight-line basis over the initial 11-year term of the facility lease. Rent expense at December 31, 1999 and 1998 totaled $12.3 million and $11.3 million, respectively. The minimum lease payments for 2000, 2001, 2002, 2003 and 2004 are $13.4 million, $14.1 million, $14.8 million, $15.8 million and $12 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

             COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
             ---------------------------------------------------

Generation Asset Divestiture:
----------------------------

    In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all of their fossil and hydroelectric generating stations. For additional information on the completed sales, see Note 6, Accounting for Extraordinary and Non-recurring Items.

    In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen for $10 million and reimbursement of the cost (estimated at $88 million) of the next scheduled refueling outage. This transaction is subject to the receipt of various federal and state regulatory approvals.

     JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its December 31, 1999 book value of $22 million. There can be no assurance as to the outcome of this matter.

Stranded Costs and Regulatory Restructuring Orders:
--------------------------------------------------

     With the current market price of electricity being below the cost of some utility-owned generation and power purchase commitments, and the ability of customers to choose their energy suppliers, certain costs, which generally would be recoverable in a regulated environment, may not be recoverable in a competitive environment. These costs are generally referred to as stranded costs.

     In 1998, the PaPUC issued Restructuring Orders to Met-Ed and Penelec which, among other things, provide for Met-Ed and Penelec's recovery of a substantial portion of what otherwise would have become stranded costs, and provide for a Phase II proceeding following the completion of their generation divestitures to make a final determination of the extent of that stranded cost recovery. An appeal by one intervenor in the restructuring proceedings is pending before the Pennsylvania Supreme Court. There can be no assurance as to the outcome of this appeal.

     In April 1999, JCP&L entered into a settlement agreement with several parties to its stranded cost and rate unbundling proceedings, pending before the NJBPU. In May 1999, the NJBPU issued a Summary Order, approving the settlement with certain modifications. Among other things, the Summary Order provides for full recovery of JCP&L's stranded costs. The Summary Order did not address the pending sale of Oyster Creek, because at the time the Summary Order was issued, it was uncertain whether the plant would be sold or retired early. As a result of the NJBPU's actions, in the second quarter of 1999, JCP&L recorded a reduction in operating revenues of $115 million reflecting JCP&L's obligation to make refunds to customers. JCP&L is awaiting a final order from the NJBPU. For additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items.

     Under the NJBPU and the PaPUC restructuring orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. As noted above, the GPU Energy companies have sold or agreed to sell substantially all of their generation assets. Consequently, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy almost entirely from contracted and open market purchases. Under the Summary Order, JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service and to defer the portion of these costs that cannot be recovered currently. The PaPUC's Restructuring Orders, however, generally do not allow Met-Ed and Penelec to recover their costs, including their energy costs in excess of established rate caps. An inability of the GPU Energy companies to supply electricity to customers who do not choose an alternate supplier at a cost recoverable under their capped rates, would have an adverse effect, which may be material, on GPU's results of operations.

Generation Agreements:
---------------------

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

     As of December 31, 1999, the GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy. Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements and the timing of the pending Oyster Creek sale, are estimated to be $709 million in 2000, $565 million in 2001, $328 million in 2002, $144 million in 2003 and $44 million in 2004.

     Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity which have remaining terms of up to 21 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and lower forecasted fuel prices. The following table shows actual payments from 1997 through December 31, 1999, and estimated payments thereafter through 2004.

                          Payments Under NUG Agreements
                          -----------------------------
                                 (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

      1997                 759        384         172         203
      1998                 788        403         174         211
      1999                 774        388         167         219
      2000                 794        405         157         232
      2001                 778        410         154         214
      2002                 799        422         158         219
      2003                 802        413         163         226
      2004                 808        407         168         233

     The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). Accordingly, the GPU Energy companies have recorded, on a present value basis, a liability for above-market NUG costs of $3.2 billion (JCP&L 1.6 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets which is fully offset by Regulatory assets, net. In addition, JCP&L recorded a liability of $64 million for above-market utility power purchase agreements with a corresponding offset to Regulatory assets, net, since there is also assurance of full recovery of these costs. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements and will, where beneficial, attempt to renegotiate the prices of the agreements, offer contract buyouts and attempt to convert must-run agreements to dispatchable agreements. There can be no assurance as to the extent to which these efforts will be successful.

     In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provided for the recovery of costs associated with the buyout of the Freehold Cogeneration power purchase agreement (Freehold buyout). The NJBPU approved the cost recovery of up to $135 million, over a seven-year period, on an interim basis subject to refund. The NJBPU's Summary Order provides for the continued recovery of the Freehold buyout in the MTC, but has not altered the interim nature of such recovery, pending a final decision by the NJBPU. There can be no assurance as to the outcome of this matter.

                               ACCOUNTING MATTERS
                               ------------------

     JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of FAS 71, and adopted the provisions of FAS 101, and EITF Issue 97-4 with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71.

     Regulatory assets, net as reflected in the December 31, 1999 and December 31, 1998 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiaries
--------------------------

                                                       (in thousands)
                                                ---------------------------
                                                     1999             1998
                                                -------------     ----------
Market transition charge (MTC) / basic
  generation service (NJ)                          $2,358,844    $      -
Competitive transition charge (CTC) (PA)              803,064     1,023,815
Reserve for generation divestiture                    536,904     1,527,985
Power purchase contract loss not in CTC (PA)          369,290       369,290
Costs recoverable through distribution rates (NJ)     296,841           -
Income taxes recoverable through future rates, net    280,268       396,937
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                               100,794       119,571
Societal benefits charge (NJ)                         116,941           -
Other postretirement benefits                          25,335        73,770
Nonutility generation contract buyout costs               -         123,208
Unamortized property losses (NJ)                          -          80,287
Net investment in TMI-2 (NJ)                              -          65,787
Environmental remediation (NJ)                            -          50,214
Above market NUG deferral costs                      (252,348)      (16,067)
Other, net                                             76,721       126,032
                                                    ---------     ---------
     Total regulatory assets, net                  $4,712,654    $3,940,829
                                                    =========     =========

JCP&L
-----

Regulatory assets, net:
MTC / basic generation service                    $2,358,844     $     -
Costs recoverable through distribution rates         296,841           -
Societal benefits charge                             116,941           -
Net divestiture proceeds recoverable through MTC      37,175           -
Reserve for generation divestiture                       -          146,419
Income taxes recoverable through future rates, net       -          137,217
Nonutility generation contract buyout costs              -          120,708
Unamortized property losses                              -           80,287
Net investment in TMI-2                                  -           65,787
Environmental remediation                                -           50,214
Other, net                                               -          162,868
                                                   ---------      ---------
     Total regulatory assets, net                 $2,809,801     $  763,500
                                                   =========      =========

Met-Ed
------

Regulatory assets, net:
CTC                                               $  591,316     $  680,213
Power purchase contract loss not in CTC              271,270        271,270
Reserve for generation divestiture                   137,037        435,386
Income taxes recoverable through future rates, net   115,713        122,781
TMI-2 decommissioning costs                           65,455         68,091
Other, net                                            50,349         37,985
                                                   ---------      ---------
     Total regulatory assets, net                 $1,231,140     $1,615,726
                                                   =========      =========

Penelec
-------

Regulatory assets, net:
Reserve for generation divestiture                $  399,867     $  946,181
Above market NUG deferral costs                     (252,893)           -
CTC                                                  211,748        343,602
Income taxes recoverable through future rates, net  164,555         136,939
Power purchase contract loss not in CTC               98,020         98,020
Other, net                                            50,416         36,861
                                                   ---------      ---------
     Total regulatory assets, net                 $  671,713     $1,561,603
                                                   =========      =========

     Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter of 2001 and is in the process of evaluating the impact of the implementation of this statement. GPU's use of derivative instruments is intended to manage the risk of interest rate, foreign currency and commodity price fluctuations and may include such transactions as electricity and natural gas forward and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes.

                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

     In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million. In addition, JCP&L has agreed to sell Oyster Creek to AmerGen for $10 million and reimbursement of the cost (estimated at $88 million) of the next refueling outage. TMI-2, which was damaged during a 1979 accident, is jointly owned by JCP&L, Met-Ed and Penelec in the percentages of 25%, 50% and 25%. JCP&L's net investment in TMI-2 at December 31, 1999 and 1998 was $61 million and $66 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

TMI-2:
------

     As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

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

     In 1995, the US Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

     The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the US Supreme Court denied petitions filed by GPU, Inc. and the GPU Energy companies to review the Court of Appeals' rulings.

     In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases," which had been selected for a test case trial as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers.

     GPU, Inc. and the GPU Energy companies believe that the Third Circuit has misinterpreted the record before the District Court as it applies to the non-test case plaintiffs, and in November 1999, filed petitions seeking a rehearing and reconsideration of the Court's decision regarding the remaining claims. The "test case" plaintiffs also requested a rehearing of the Court's decision upholding the dismissal of their claims. In January 2000, the Court of Appeals denied both petitions. The "test case" plaintiffs have stated that they intend to seek, and GPU, Inc. and the GPU Energy companies are considering whether to seek, Supreme Court review of the District Court's decision. There can be no assurance as to the outcome of this litigation.

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

     In 1995, a consultant to GPUN performed site-specific studies of TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. Under NRC regulations, JCP&L is making periodic payments to complete the funding for Oyster Creek retirement costs by the end of the plant's license term of 2009. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the pending sale is not completed and the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning of TMI-2 and Oyster Creek in 2014 and 2009, respectively, are as follows (in 1999 dollars):

                                                  (in millions)
                                                           Oyster
                                                TMI-2      Creek
                                                -----      ------
   Radiological decommissioning                 $435        $591
   Nonradiological cost of removal                34*         32
                                                 ---         ---
        Total                                   $469        $623
                                                 ===         ===

* Net of $12.6 million spent as of December 31, 1999.

Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring the GPU Energy companies' nuclear facilities may be different from the cost estimates contained in these site-specific studies. Also, the cost estimates contained in these site-specific studies are significantly greater than the decommissioning funding targets established by the NRC.

     The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in 2000. An early shutdown would increase the retirement costs shown above to $632 million ($600 million for radiological decommissioning and $32 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982. For additional information, see OTHER COMMITMENTS AND CONTINGENCIES section.

     Upon  the  sale  of  TMI-1,  AmerGen  assumed  all  TMI-1   decommissioning
liabilities and the GPU Energy companies transferred $320 million to AmerGen for decommissioning.

     The agreements to sell Oyster Creek to AmerGen provide, among other things, that upon financial closing, JCP&L will transfer $430 million in decommissioning trust funds to AmerGen, which will assume all liability for decommissioning Oyster Creek.

     The GPU Energy companies charge to depreciation expense and accrue retirement costs based on amounts being collected from customers. Customer collections are contributed to external trust funds. These deposits, including the related earnings, are classified as Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

     The NJBPU has granted JCP&L annual revenues for Oyster Creek retirement costs of $22.5 million based on the 1995 site-specific study. In August 2000, the recovery of Oyster Creek retirement cost escalates to $34.4 million annually if the plant is retired in 2000.

     In the Restructuring Orders, the PaPUC granted Met-Ed and Penelec recovery of TMI-1 decommissioning costs of $103.4 million and $67.8 million, respectively, as part of the CTC. These amounts, which are computed on a present value basis, are based on the 1995 site-specific study and will be adjusted in Phase II of Met-Ed and Penelec's restructuring proceedings, once the net proceeds from the generation asset divestiture are determined.

     In the event JCP&L does not complete the pending sale of Oyster Creek, management believes that any retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable from customers.

     The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 1999 and December 31, 1998 are $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million) and $484 million (JCP&L $121 million; Met-Ed $242 million; Penelec $121 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 1999 and 1998 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) as of December 31, 1999 and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of December 31, 1998, as a result of TMI-2's entering long-term monitored storage in 1993. The GPU Energy companies are incurring annual incremental monitored storage costs of approximately $1.8 million (JCP&L $450 thousand; Met-Ed $900 thousand; Penelec $450 thousand).

     Offsetting the $497 million liability at December 31, 1999 is $193 million (JCP&L $14 million; Met-Ed $144 million; Penelec $35 million) which management believes is probable of recovery from customers and included in

Regulatory assets, net on the Consolidated Balance Sheets, and $355 million (JCP&L $114 million; Met-Ed $144 million; Penelec $97 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets. Earnings on trust fund deposits are included in amounts shown on the Consolidated Balance Sheets under Regulatory assets, net. TMI-2 decommissioning costs charged to depreciation expense in 1999 amounted to $14.3 million (JCP&L $2.3 million; Met-Ed $11.2 million; Penelec $0.8 million).

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

     At December 31, 1999, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $77 million (JCP&L $19 million; Met-Ed $39 million; Penelec $19 million), which is based on the 1995 site-specific study estimate (in 1999 dollars). In connection with rate case resolutions at the time, JCP&L, Met-Ed and Penelec have made contributions to irrevocable external trusts relating to their shares of the accident-related portions of the decommissioning liability in the amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and have been expensed. The GPU Energy companies will not pursue recovery from customers for any amounts contributed in excess of the $77 million accident-related portion referred to above.

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

     The decontamination liability, premature decommissioning and property damage insurance coverage for Oyster Creek totals $2.75 billion. In addition, GPU has purchased property and decontamination insurance coverage for TMI-2 totaling $150 million. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

     The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at Oyster Creek to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including Oyster Creek, could result in an assessment of up to $88 million per incident, subject to an annual maximum payment of $10 million per incident per reactor. Although TMI-2 is exempt from this assessment, the plant is still covered by the provisions of the Price-Anderson Act. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $10.5 million (JCP&L $10.1 million; Met-Ed $0.3 million; Penelec $0.1 million) for insurance policies currently in effect applicable to nuclear operations and facilities. The GPU Energy companies are also subject to other retrospective premium assessments related to policies applicable to TMI-1 prior to the sale of the plant to AmerGen.

     JCP&L has insurance coverage for incremental replacement power costs should an accident-related outage at Oyster Creek occur. Coverage would commence after a 12-week waiting period at $2.1 million per week for 52 weeks, decreasing to 80% of such amount for the next 110 weeks.

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

     GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites (in some cases, more than one company is named for a given site).

     JCP&L       MET-ED      PENELEC      GPUN       GPU,INC.    TOTAL
     -----       ------      -------      ----       -------     -----
       6            4           2          1            1         11

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

    In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake, which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs, (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1 million of past response costs as of December 31, 1999. The EPA estimates the total Site cleanup costs at approximately $4.2 million. Consultants to Chesapeake have estimated the remaining remediation groundwater costs at approximately $10.5 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. At December 31, 1999, if the statutory maximum is applied, the total amount of penalties would be approximately $34 million. GPU believes that it has meritorious defenses as to why no penalty should be assessed or if a penalty is assessed, why it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

    In connection with the sale of its Seward Generation Station to Sithe, Penelec has assumed up to $6 million of remediation costs associated with certain coal mine refuse piles which are the subject of an earlier consent decree with the Pennsylvania Department of Environmental Protection. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset of approximately $6 million at December 31, 1999.

    JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 1999, JCP&L has spent approximately $36 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

    In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. At December 31, 1999,

JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $44 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L commenced litigation in the New Jersey Superior Court against several of its insurance carriers, relative to these MGP sites, and has settled with all but one of those insurance companies.

                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

Class Action Litigation:
-----------------------

GPU Energy

     In July 1999, New Jersey experienced a severe heat storm that resulted in major power outages and temporary service interruptions including in JCP&L's service territory. As a result, the NJBPU has initiated an investigation into the reliability of the transmission and distribution systems of all New Jersey utilities and their response to power outages. In addition, two class action lawsuits have been commenced in New Jersey Superior Court against GPU, Inc. and the GPU Energy companies, seeking both compensatory and punitive damages for alleged losses suffered due to service interruptions. The GPU defendants originally requested the Court to stay or dismiss the litigation in deference to the NJBPU's primary jurisdiction. The Court denied the motion, but in January 2000 the Appellate Division agreed to review the Court's decision. In response to GPU's demand for a statement of damages, the plaintiffs have stated that they are seeking damages of $700 million, subject to the results of pre-trial discovery. GPU has notified its insurance carriers who have reserved their rights to contest coverage under GPU's insurance policies for losses which GPU may incur. There can be no assurance as to the outcome of these matters.

GPU Electric

     As a result of the fire and explosion in September 1998, at the Longford natural gas plant in Victoria, Australia, three class actions have been brought in Australian Federal Court against Esso Australia Limited and its affiliate
(Esso), the owner and operator of the plant, for losses suffered due to the lack of natural gas supply and related damages. Plaintiffs claim that Esso was, among other things, negligent in designing, maintaining and operating the Longford plant and also assert claims under various Australian fair trade practices laws.

     Esso has joined as third party defendants the State of Victoria (State) and various State-owned entities which operated the Victorian gas industry prior to its privatization, including TPA and its affiliate Transmission Pipelines (Assets) Australia (TPAA). GPU, Inc. through GPU GasNet acquired the assets of TPA and the shares of TPAA from the State in June 1999. Esso has also named GPU GasNet as a third party defendant. Under the acquisition agreement with the State, GPU GasNet has indemnified TPA and the State against third party claims. Esso is seeking contribution and indemnity from the third party defendants for any damages for which Esso may be found liable. In addition, Esso has asserted several separate claims against the State and the former State-owned entities for damages, and contends that GPU GasNet assumed TPA's liabilities as part of the State's privatization process.

     GPU GasNet and TPAA have filed answers denying liability, which could be material and have moved to dismiss portions of Esso's claims. GPU GasNet and TPAA have also notified their insurance carriers of this action. The insurers have reserved their rights to deny coverage. There can be no assurance as to the outcome of this matter.

Investments and Guarantees:
--------------------------

GPU, Inc.

    GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and the GPUI Group. At December 31, 1999, GPU, Inc.'s investment in GPU Electric and the GPUI Group was $1.06 billion and $232 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $1.04 billion and $29.9 million (including $8.7 million of guarantees related to domestic operations) of GPU Electric and GPUI Group outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU Electric

    Midlands has a 40% ownership interest in a 586 MW power project in Pakistan (the Uch Power Project), which was originally scheduled to begin commercial operation in late 1998, but testing and commercial operation have been delayed.

    In June 1999, certain Project lenders issued notices of default to the Project sponsors (including Midlands) for, among other things, failure to pay principal and interest under various loan agreements. In November 1999, the Project sponsors and lenders reached an agreement under which repayment of the construction loan will be extended, principal and interest payments deferred, and the sponsors will fund the completion of the plant through the remaining equity contribution commitments. Midlands' investment in the Uch Power Project at December 31, 1999 was approximately $43 million, and its share of the projected completion costs represents an additional $8 million commitment. Cinergy has agreed to fund up to an aggregate of $20 million of the required capital contributions and/or certain future "cash losses" which could be incurred on the Uch Power Project. Cinergy has reimbursed Midlands $3 million of capital contributions as of December 31, 1999, leaving a remaining commitment of up to $17 million. Testing of the plant has begun and the start of commercial operations is now anticipated in 2000. There can be no assurance as to the outcome of this matter.

    As part of the sale of the Midlands' supply business and the purchase of the 50% of Midlands GPU did not already own, certain long-term obligations under natural gas supply contracts were retained. Most of these contracts were at fixed prices in excess of the market price of gas as of December 31, 1999. A liability was previously established for the estimated loss under such contracts, which extend to September 2005. The estimated liability at December 31, 1999 was $55.1 million.

GPUI Group

      On July 9, 1999, DIAN (the Columbian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA, an investment in which GPU Power has a 29% interest) 1996 income tax return which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation.

      The failure to give notice of this Special Requirement to the US Export Import Bank may be asserted as a technical event of default under the loan agreement. An event of default would entitle TEBSA's lenders to accelerate the payment of outstanding loans of TEBSA and require payment of certain standby equity commitments by TEBSA's shareholders and equity guarantors, which include a subsidiary of GPU Power and GPU, Inc. respectively. The lenders have not asserted that an event of default has occurred or indicated whether they will pursue remedies under the project financing documents.

      As of December 31, 1999, GPU Power has an investment of approximately $79 million in TEBSA and GPU, Inc. has guaranteed $21.3 million in standby equity commitments. There can be no assurance as to the outcome of these matters.

Other:
-----

     GPU AR has entered into contracts to supply electricity to retail customers through May 2001. In connection with meeting its supply obligations, GPU AR has entered into firm purchase commitments for energy and capacity with payment obligations totaling approximately $27 million as of December 31, 1999. GPU, Inc. has guaranteed up to $19 million of these payments.

     In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. AmerGen has assumed all liability for disposal costs related to spent fuel generated after its purchase of TMI-1 and has agreed to assume this liability for Oyster Creek following its purchase of that plant. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it will be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. The DOE's inability to accept spent nuclear fuel could have a material impact on GPU's results of operations, as additional costs may be incurred to build and maintain interim on-site storage at Oyster Creek. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in Utah. There can be no assurance as to the outcome of these matters.

     GPU, Inc. and consolidated affiliates have approximately 10,800 employees worldwide, of which 6,100 are employed in the US and 3,700 are employed in the United Kingdom. The majority of the US workforce is employed by the GPU Energy companies, of which approximately 4,000 are represented by unions for collective bargaining purposes. In the United Kingdom, approximately 2,800 Midlands employees are represented by unions; terms and conditions of the various  bargaining  agreements  are generally  reviewed  annually,  on April 1.
JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, April 30, 2000 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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

13.  SEGMENT INFORMATION

     The following is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's management evaluates the performance of its business units based upon income before extraordinary and non-recurring items. For the purpose of providing segment information, domestic electric utility operations (GPU Energy) is comprised of the three electric utility operating companies serving customers in New Jersey and Pennsylvania, as well as GPU Generation, Inc. (sold in late
1999),  GPUN,  GPU  Telcom  and  GPUS.  For  additional   information  on  GPU's
organizational structure and businesses, see preface to the Notes to Consolidated Financial Statements.


GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)

                                                                                             Income
                                                                Interest                   Before Extra-
                                                  Depreciation  Charges and  Income Tax    ordinary and             Investments
                                      Operating       and      Preferred      Expense/     Non-recurring   Total   and Capital
                                      Revenues   Amortization  Dividends    (Benefit)(a)     Items         Assets  Expenditures(b)
                                      ---------  ------------  -----------  -----------   --------------   ------  --------------

1999
----

Domestic Segments:
  Electric Utility Operations
  (GPU Energy)                         $3,685,821   $  409,345  $ 209,769     $  238,591   $  440,983  $13,244,301   $  291,391
  Independ Power Prod
  (GPU International)                      83,434        9,401      1,044          9,478       11,337      359,374        1,225
  Electric Retail Energy
  Sales (GPU AR)                           84,681           -          -          (2,393)     (4,558)       24,630           -
                                        ---------      -------    -------       --------     --------   ----------     --------
      Subtotal                          3,853,936      418,746    210,813        245,676      447,762   13,628,305      292,616
                                        ---------      -------    -------       --------     --------   ----------     --------

Foreign Segments:
  Electric/Gas Utility
   Operations: (GPU Electric)
   Electric Distribution-United Kingdom   504,826       52,847     91,433        21,208        54,836(c) 4,687,476      727,793
   Electric Distribution - Argentina      135,938       15,273     23,414          (960)       (1,778)     579,907      407,225
   Electric Transmission - Australia      193,366       42,850    110,059        (1,171)       (6,715)   1,824,309       19,889
   Gas Transmission - Australia            31,326        6,933     28,821       (12,156)          (39)     795,527      653,747
  Independ Power Prod -
   S. America (GPU Power)                  37,732        6,290      3,560         5,152         8,116      238,644       30,421
                                        ---------      -------    -------       --------     --------   ----------     --------

     Subtotal                             903,188      124,193    257,287        12,073        54,420    8,125,863    1,839,075
                                        ---------      -------    -------       --------     --------   ----------     --------

Corporate and Eliminations                      -         -       14,397            -         (18,068)     (36,086)         -
                                        ---------      -------    -------       --------     --------   ----------     --------

     Consolidated Total                $4,757,124   $  542,939 $  482,497    $  257,749    $  484,114  $21,718,082   $2,131,691
                                        =========    =========  =========       =======     =========  ==========    ==========
1998
----

Domestic Segments:
  Electric Utility Operations
   (GPU Energy)                        $3,953,254  $   469,623   $241,886       271,336    $  369,752  $13,298,257   $  328,418
  Independ Power Prod
   (GPU International)                     72,256        4,560        748         9,103        11,622      397,523       21,375
  Electric Retail Energy Sales (GPU AR)    10,938       -             -          (1,201)       (2,231)       2,651           34
                                        ---------      -------    -------       --------     --------   ----------     --------
     Subtotal                           4,036,448      474,183    242,634       279,238       379,143   13,698,431      349,827
                                        ---------      -------    -------       --------     --------   ----------     --------

Foreign Segments:
  Electric/Gas Utility Operations:
   (GPU Electric)
   Electric Distribution -
    United Kingdom                            944        1,226     30,859        (6,489)       37,249(d)   617,737           -
   Electric Transmission - Australia      181,059       40,841    108,227        11,421        18,885    1,788,877       58,549
  Independ Power Prod -
   S. America (GPU Power)                  33,136        5,844      4,219           719         2,499      237,162       59,847
                                        ---------      -------    -------       --------     --------   ----------     --------
     Subtotal                             215,139       47,911    143,305         5,651        58,633    2,643,776      118,396
                                        ---------      -------    -------       --------     --------   ----------     --------

Corporate and Eliminations                (2,795)          -        3,293            -        (11,818)     (54,098)         -
                                        ---------      -------    -------       --------     --------   ----------     --------


     Consolidated Total                $4,248,792   $  522,094 $  389,232      $284,889    $  425,958  $16,288,109   $ 468,223
                                        =========     ========    =======       =======      ========   ==========     ========



GPU, Inc. and Subsidiary Companies
                                                                                              Income
                                                                Interest                   Before Extra-
                                                 Depreciation  Charges and  Income Tax     ordinary and              Investments
                                       Operating     and         Preferred  Expense/       Non-recurring  Total     and Capital
(in thousands)                          Revenues  Amortization   Dividends (Benefit)(a)       Items       Assets   Expenditures(b)
                                      ---------  ------------  -----------  -----------   --------------   ------  --------------

1997

Domestic Segments:
  Electric Utility Operations
   (GPU Energy)                        $4,045,233   $  451,009  $ 249,015   $   249,184    $  388,030  $ 9,850,784   $  356,416
  Independ Power Prod
    (GPU International)                    38,727          778        713        (3,115)      (13,362)     318,592      111,700
  Electric Retail Energy Sales
    (GPU AR)                                1,339           -          -         (2,576)       (4,782)       5,122          -
                                        ---------  ------------  --------       -------       --------  ----------     --------
     Subtotal                           4,085,299      451,787    249,728       243,493       369,886   10,174,498      468,116
                                        ---------  ------------  --------       -------       --------  ----------     --------

Foreign Segments:
  Electric/Gas Utility Operations:
    (GPU Electric)
   Electric Distribution -
     United Kingdom                           -            354     39,312       (44,438)       78,463(d)   568,997          449
   Electric Transmission &
     Distribution-Australia                30,339        9,412     23,397        (5,184)       12,631    1,967,946    1,800,072
  Independ Power Prod -
     S. America (GPU Power)                29,174        6,161      3,202          (335)       (2,301)     145,859           -
                                        ---------  ------------  --------       -------       --------  ----------     --------
      Subtotal                             59,513       15,927     65,911       (49,957)       88,793    2,682,802    1,800,521
                                        ---------  ------------  --------       -------       --------  ----------     --------

Corporate and Eliminations                 (1,433)          -       3,682            -        (14,278)     (34,366)         -
                                        ---------  ------------  --------       -------       --------  ----------     --------

     Consolidated Total                $4,143,379   $  467,714 $  319,321      $193,536    $  444,401  $12,822,934   $2,268,637
                                       ==========   ========== ==========      ========    ==========  ===========   ==========


(a) Represents income taxes on income before extraordinary and non-recurring items.

(b)  Includes  acquisitions,  net of cash  acquired  of $1,671  million in 1999
     (Midlands $653 million; Emdersa $369 million; GPU GasNet $649 million) and
     $1,798 million in 1997 (GPU PowerNet).

(c) Includes equity in net income of investee accounted for under the equity method of $74 million, for the period prior to the consolidation of Midlands.

(d) Includes equity in net income of investee accounted for under the equity method of $62 million in 1998 and $74 million in 1997.

GPU, Inc. and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (In Thousands)
------------------------------------------------------------------------------------------




          Column A              Column B           Column C         Column D       Column E
----------------------------    ---------         ---------         --------       --------
                                                  Additions
                                           ----------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                   Balance
                                Beginning   Costs and    to Other                  at End
         Description            of Period    Expenses    Accounts    Deductions   of Period
------------------------------- ---------   ---------    --------    ----------   ---------
Year ended December 31, 1999
  Allowance for doubtful
    accounts                    $51,045(e)   $31,458   $120,161(a)   $143,261(b)   $59,403
  Allowance for inventory
    obsolescence                    218(e)       581          -           160(c)       639

Year ended December 31, 1998
  Allowance for doubtful
    accounts                    $ 8,087      $16,169    $  5,564(a)   $21,486(b)   $ 8,334
  Allowance for inventory
    obsolescence                  1,484         -            (13)d)     1,311(c)       160

Year ended December 31, 1997
  Allowance for doubtful
    accounts                    $ 8,660      $17,984    $  6,069(a)  $ 24,626(b)   $ 8,087
  Allowance for inventory
    obsolescence                  2,256        -              8(d)        780(c)     1,484


(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.

(d)  Sale of inventory previously written off.

(e) Beginning balance is adjusted for 1999 acquisitions ($42,711 relating to the allowance for doubtful accounts and $58 relating to the allowance for inventory obsolescence). For more information, see Note 7 of the Notes to Consolidated Financial Statements.

Jersey Central Power & Light Company and Subsidiary Company

COMPANY STATISTICS
For The Years Ended December 31,             1999     1998    1997    1996     1995
------------------------------------------------------------------------------------
Capacity at Company Peak (in MW):
  Company owned                              2,685   2,729    2,718   2,850    2,749
  Contracted                                 1,512   2,933    2,794   2,497    2,462
                                            ------  ------   ------  ------   ------
      Total capacity (a)                     4,197   5,662    5,512   5,347    5,211
                                            ======  ======   ======  ======   ======
Hourly Peak Load (in MW):
  Summer peak                                5,180   4,817    4,817   4,130    4,554
  Winter peak                                3,402   3,175    3,168   3,173    3,260
  Reserve at company peak (%)                (19.0)   17.3     14.4    29.5     14.4
  Load factor (%) (b)                         46.1    47.7     46.5    53.9     47.1
Sources of Energy (in thousands of MWH):
  Coal                                       1,936   2,224    2,215   2,105    1,929
  Nuclear                                    6,911   6,064    6,553   6,114    6,791
  Gas, hydro & oil                             419     487      548     535      861
                                            ------  ------   ------  ------     ----
      Net generation                         9,266   8,775    9,316   8,754    9,581
  Utility purchases and interchange          7,862   7,567    6,044   6,608    6,304
  Nonutility purchases                       5,323   5,271    5,342   5,439    5,850
                                            ------  ------   ------  ------    -----
      Total sources of energy               22,451  21,613   20,702  20,801   21,735
  Energy from alternate suppliers               21       -        -       -      -
  Company use, line loss, etc.              (1,878) (1,558)  (1,794) (2,127)  (1,749)
                                            ------  ------   ------  ------  ------
      Total electric energy sales           20,594  20,055   18,908  18,674   19,986
                                            ======  ======   ======  ======  =======
Fuel Expense (in millions):
  Coal                                         $24     $27     $ 28    $ 30     $ 26
  Nuclear                                       43      37       39      40       44
  Gas & oil                                     24      22       34      31       31
                                                --      --      ---     ---      ---
      Total                                    $91     $86     $101    $101     $101
                                                ==      ==      ===     ===     ====
Power Purchased and Interchanged (in millions):
  Utility and interchange purchases           $377    $293     $234    $246     $279
  Nonutility purchases                         398     403      384     370      382
  Amortization of nonutility buyout costs       23      20        9       -       -
                                               ---     ---      ---     ---     ---
      Total                                   $798    $716     $627    $616     $661
                                               ===     ===      ===     ===     ====
Delivered MWH Sales (in thousands):
  Residential                                7,978   7,551    7,256   7,266    7,112
  Commercial                                 7,624   7,259    6,974   6,829    6,611
  Industrial                                 3,289   3,474    3,536   3,497    3,562
  Other                                         81      81       79      78       77
                                            ------  ------   ------  ------     ----
      Sales to customers                    18,972  18,365   17,845  17,670   17,362
  Sales to other utilities                   1,622   1,690    1,063   1,004    2,624
                                             ------  ------   ------  ------   -----
      Total                                 20,594  20,055   18,908  18,674   19,986
                                            ======  ======   ======  ======   ======
Operating Revenues (in millions):
  Residential                               $  933  $  891   $  907  $  895   $  881
  Commercial                                   807     779      797     775      742
  Industrial                                   276     288      313     311      315
  Other                                         21      21       21      21       21
                                             -----   -----    -----   -----     ----
      Sales to customers                     2,037   1,979    2,038   2,002    1,959
  Provision for rate refunds                  (112)     (6)       -       -       -
  Sales to other utilities                      64      75       36      35       62
                                             -----   -----    -----   -----     ----
      Total electric energy sales            1,989   2,048    2,074   2,037    2,021
  Other revenues                                29      22       20      21       15
                                             -----   -----    -----   -----     ----
      Total                                 $2,018  $2,070   $2,094  $2,058   $2,036
                                             =====   =====    =====   =====   ======
Customers at Year-End (in thousands):
  Total customers                              996     982      969     954      940
  Customers choosing alternate suppliers         4       -        -       -       -

(a) Summer ratings at December 31, 1999 of owned and contracted capacity were 885 MW and 3,312 MW, respectively.

(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

Jersey Central Power & Light Company and Subsidiary Company

SELECTED FINANCIAL DATA

                                                                  (In Millions)
For the Years Ended December 31,           1999(1          1998         1997       1996(2)       1995
-------------------------------------------------------------------------------------------------------

Operating revenues                        $2,018.2      $2,069.6    $2,094.0    $2,057.9      $2,035.9

Other operation and
  maintenance expense                        482.9         485.0       455.0       556.1         475.4

Net income                                   172.4         222.4       212.0       156.3         199.1

Earnings available for
  common stock                               162.9         212.4       200.6       143.2         184.6

Net utility plant
  in service                               1,729.3       2,538.2     2,664.1     2,717.1       2,641.6

Total assets                               5,811.0       4,582.1     4,641.6     4,676.7       4,418.8

Long-term debt                             1,133.8       1,173.5     1,173.3     1,173.1       1,192.9

Long-term obligations
  under capital leases                         -             -           -           0.1           2.4

Company-obligated
  mandatorily redeemable
  preferred securities                       125.0         125.0       125.0       125.0         125.0

Cumulative preferred stock
  with mandatory redemption                   73.2          86.5        91.5       114.0         134.0

Capital expenditures and
  investments                                140.9         154.9       172.2       199.8         217.8

Return on average
  common equity                              10.7%         13.5%       13.1%        9.5%         13.1%

(1)   Results  for  1999  reflect  a  non-recurring   charge  of  $68  million
     (after-tax) related to  the NJBPU Restructuring Order.


(2)  Results  for  1996  reflect  a   non-recurring   charge  of  $39.4  million
     (after-tax) for costs related to voluntary enhanced retirement programs.

Jersey Central Power and Light Company and Subsidiary Company

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              First Quarter             Second Quarter
                                         -----------------------      -----------------

In Thousands                                 1999          1998       1999(1)     1998
----------------------------------------------------------------------------------------

Operating revenues                        $516,889      $472,334    $391,025   $478,894
Operating income                           113,127       110,318      11,285     92,750
Net income/(loss)                           53,697        52,816      (5,855)    40,285
Earnings/(loss) available for common stock  51,265        50,078      (8,225)    37,720

                                              Third Quarter             Fourth Quarter
                                         -----------------------      -----------------

In Thousands                                 1999          1998        1999(2)    1998
----------------------------------------------------------------------------------------

Operating revenues                        $670,245      $647,625    $440,050   $470,795
Operating income                           194,846       177,081      46,531     81,910
Net income                                 102,903        91,607      21,635     37,734
Earnings available for common stock        100,565        89,277      19,257     35,302

(1) Results for the second quarter of 1999 include a reduction of $68 million after-tax as a result of the NJBPU's Restructuring Order on JCP&L.

(2) The aggregate effect on earnings of fourth quarter 1999 adjustments was a gain of approximately $3 million after-tax.

Jersey Central Power & Light Company and Subsidiary Company

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Jersey Central Power & Light
Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jersey Central Power & Light Company and Subsidiary Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 10, 2000

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS

                                                        (In  Thousands)
December 31,                                         1999             1998
-----------------------------------------------------------------------------

ASSETS

Utility Plant:

  Transmission, distribution, and general plant    $3,097,150      $3,108,697
  Generation plant                                    504,545       1,646,576
                                                    ---------       ---------
      Utility plant in service (Note 6)             3,601,695       4,755,273
  Accumulated depreciation                         (1,872,422)     (2,217,108)
                                                    ---------       ---------
      Net utility plant in service (Note 1)         1,729,273       2,538,165
  Construction work in progress                        80,671          48,126
  Other, net                                           14,781          98,491
                                                    ---------        --------
      Net utility plant                             1,824,725       2,684,782
                                                    ---------       ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market
    (Note 12)                                         394,941         422,277
  Nuclear fuel disposal trust, at market              119,293         116,871
  Other, net                                            1,252           9,596
                                                    ---------        --------
       Total other property and investments           515,486         548,744
                                                    ---------        --------
Current Assets:
  Cash and temporary cash investments                  68,684           1,850
  Special deposits                                      1,035           6,047
  Accounts receivable:
    Customers, net                                    164,099         152,120
    Other                                              83,086          32,562
  Unbilled revenues  (Note 1)                          78,251          56,391
  Materials and supplies, at average cost or less:
    Construction and maintenance                           -           79,863
    Fuel                                                   -           13,144
  Deferred income taxes (Note 8)                        1,652          20,812
  Prepayments                                          23,000          27,648
                                                    ---------         -------
      Total current assets                            419,807         390,437
                                                    ---------       ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)             2,809,801         763,500
  Deferred income taxes (Note 8)                      221,668         179,237
  Other                                                19,510          15,422
                                                    ---------        --------

      Total deferred debits and other assets        3,050,979         958,159
                                                    ---------     -----------
      Total Assets                                 $5,810,997      $4,582,122
                                                    =========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS

                                                      (In  Thousands)
December 31,                                         1999            1998
----------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                     $  153,713     $153,713
  Capital surplus                                     510,769      510,769
  Retained earnings                                   720,878      893,016
  Accumulated other comprehensive income/(loss)             7         (425)
                                                    ---------    ----------
      Total common stockholder's equity (Note 5)    1,385,367    1,557,073
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                          73,167       86,500
    Without mandatory redemption                       12,649       37,741
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                     125,000      125,000
  Long-term debt (Note 3)                           1,133,760    1,173,532
                                                    ---------    ---------
      Total capitalization                          2,729,943    2,979,846
                                                    ---------    ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)         50,846        2,512
  Notes payable (Note 2)                                  -        122,344
  Obligations under capital leases (Note 11)           48,165       85,366
  Accounts payable:
    Affiliates                                         60,527       40,861
    Other                                              82,355       80,233
  Taxes accrued                                        13,079        5,559
  Interest accrued                                     24,523       26,678
  Deferred credits (Note 1)                               -          2,411
  Other                                                36,169      104,408
                                                    ---------     --------
      Total current liabilities                       315,664      470,372
                                                    ---------     --------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                      570,568      670,961
  Unamortized investment tax credits                   32,114       50,225
  Nuclear fuel disposal fee                           148,009      141,270
  Three Mile Island Unit 2 future costs (Note 12)     124,241      120,904
  Power purchase contract loss liability (Note 12)  1,624,769           -
  Other                                               265,689      148,544
                                                    ---------     --------
      Total deferred credits and other liabilities  2,765,390    1,131,904
                                                    ---------    ---------

Commitments and Contingencies (Note 12)

      Total Liabilities and Capitalization         $5,810,997   $4,582,122
                                                    =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF INCOME

                                                                       (In Thousands)
For The Years Ended December 31,                           1999          1998             1997
-------------------------------------------------------------------------------------------------

Operating Revenues (Note 1)                             $2,018,209    $2,069,648       $2,093,972
                                                        ----------    ----------       ----------

Operating Expenses:
  Fuel                                                      91,044        86,431          101,030
  Power purchased and interchanged:
     Affiliates                                            127,406        57,643           15,979
     Others                                                670,538       658,742          610,792
  Deferred costs, net (Note 1)                             (38,108)      (25,542)           6,043
  Other operation and maintenance (Note 9)                 482,874       485,054          454,991
  Depreciation and amortization   (Note 1)                 241,842       250,675          237,461
  Taxes, other than income taxes  (Note 9)                  76,824        94,586          232,086
                                                        ----------    ----------       ----------
       Total operating expenses                          1,652,420     1,607,589        1,658,382
                                                        ----------    ----------       ----------
Operating Income                                           365,789       462,059          435,590
                                                        ----------    ----------       ----------

Other Income and Deductions:
  Allowance for other funds used during construction           -             786              -
  Other income, net                                         12,461        13,227            1,919
                                                        ----------    ----------      ----------
         Total other income and deductions                  12,461        14,013            1,919
                                                        ----------    ----------      ----------
Income Before Interest Charges                             378,250       476,072          437,509
                                                        ----------    ----------       ----------

Interest Charges:
  Long-term debt and notes payable                          95,325        95,361          100,706
  Company-obligated mandatorily
   redeemable preferred securities                          10,700        10,700           10,700
  Other interest                                               650         4,129            4,292
  Allowance for borrowed funds used during
   construction                                             (1,775)       (1,638)          (2,319)
                                                        ----------    ----------       ----------
         Total interest charges                            104,900       108,552          113,379
                                                        ----------    ----------       ----------

Income Before Income Taxes                                 273,350       367,520          324,130
  Income taxes (Note 8)                                    100,970       145,078          112,116
                                                        ----------    ----------       ----------

Net Income                                                 172,380       222,442          212,014
  Preferred stock dividends                                  8,670        10,065           11,376
  Loss on preferred stock reacquisition                        848           -                -
                                                        ----------    ----------       ----------
Earnings Available for Common Stock                     $  162,862    $  212,377       $  200,638
                                                        ==========    ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      (In  Thousands)
For The Years Ended December 31,                          1999           1998            1997
-------------------------------------------------------------------------------------------------

Net income                                                $172,380      $222,442         $212,014
                                                          --------      --------         --------

Other comprehensive income/(loss), net of tax: (Note 5)
   Net unrealized gain on investments                            7           -                -
   Minimum pension liability                                   425          (425)             -
                                                          --------      --------         --------
     Total other comprehensive income/(loss)                   432          (425)             -
                                                          --------      --------         --------
Comprehensive income                                      $172,812      $222,017         $212,014
                                                          ========      ========         ========



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                      (In Thousands)
For The Years Ended December 31,                          1999          1998               1997
-------------------------------------------------------------------------------------------------

Balance at beginning of year                            $  893,016    $  875,639       $  825,001
  Net income                                               172,380       222,442          212,014
                                                          --------      --------         --------
         Total                                           1,065,396     1,098,081        1,037,015
                                                         ---------     ---------        ---------

  Cash dividends on capital stock:

     Cumulative preferred stock
     (at the annual rates indicated below):

       4%    Series   ($4.00 a share)                         (500)         (500)            (500)
       7.88% Series E ($7.88 a share)                       (1,162)       (1,970)          (1,970)
       8.48% Series I ($8.48 a share)                          -            (212)          (1,272)
       8.65% Series J ($8.65 a share)                       (4,325)       (4,325)          (4,325)
       7.52% Series K ($7.52 a share)                       (2,683)       (3,058)          (3,309)

     Common stock (not declared on a
     per share basis)                                     (335,000)     (195,000)        (150,000)
                                                          --------      --------         --------

         Total                                            (343,670)     (205,065)        (161,376)
                                                          --------      --------         --------

   Loss on preferred stock reacquisition                      (848)          -                -
                                                          --------      --------         --------

Balance at end of year                                  $  720,878    $  893,016       $  875,639
                                                        ==========    ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (In Thousands)
For The Years Ended December 31,                            1999          1998            1997
-------------------------------------------------------------------------------------------------

Operating Activities:

  Net income                                             $ 172,380      $222,442        $ 212,014
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          272,284       277,950          253,278
    Amortization of property under capital leases           29,507        26,739           28,703
    NJBPU restructuring rate order                         115,000           -                -
    Voluntary enhanced retirement programs                     -             -                -
    Nuclear outage maintenance costs, net                      -          (6,640)          11,615
    Deferred income taxes and investment tax
      credits, net                                         (96,183)      (41,865)         (27,449)
    Deferred costs, net                                    (37,841)      (24,482)           8,193
    Allowance for other funds used during
      construction                                             -            (786)             -
  Changes in working capital:
    Receivables                                            (84,364)       (9,407)          (6,261)
    Materials and supplies                                  46,023         3,863            7,721
    Special deposits and prepayments                         9,660       (12,450)           6,844
    Payables and accrued liabilities                          (195)        1,418          (31,854)
  Nonutility generation contract buyout costs              (35,500)      (15,000)         (30,500)
  Other, net                                               (12,327)       13,091           (4,479)
                                                           -------        ------           ------
     Net cash provided by operating activities             378,444       434,873          427,825
                                                           -------       -------          -------

Investing Activities:

  Capital expenditures                                    (140,915)     (154,918)        (172,243)
  Proceeds from sale of investments                        413,753           -                -
  Contributions to decommissioning trusts                  (59,175)      (28,003)         (18,003)
  Other, net                                                (2,162)      (10,720)         (10,989)
                                                         ---------      --------        ---------
     Net cash provided/(used) for investing activities     211,501      (193,641)        (201,235)
                                                         ---------      --------        ---------

Financing Activities:

  Increase/(decrease) in notes payable, net               (122,344)        7,090           83,454
  Retirement of long-term debt                                 (12)          (11)        (100,075)
  Capital lease principal payments                         (27,347)      (29,084)         (26,496)
  Redemption of preferred stock                            (30,940)      (15,000)         (20,000)
  Dividends paid on preferred stock                         (7,468)      (10,371)         (11,800)
  Dividends paid on common stock                          (335,000)     (195,000)        (150,000)
                                                         ---------      --------        ---------
     Net cash required by financing activities            (523,111)     (242,376)        (224,917)
                                                         ---------      --------        ---------


Net increase/(decrease) in cash and temporary cash
  investments from above activities                         66,834        (1,144)           1,673
Cash and temporary cash investments, beginning of year       1,850         2,994            1,321
                                                         ---------      --------        ---------
Cash and temporary cash investments, end of year         $  68,684        $1,850        $   2,994
                                                         =========      ========        =========


Supplemental Disclosure:

  Interest and preferred dividends paid                  $ 115,624      $116,942        $ 126,223
                                                         =========      ========        =========
  Income taxes paid                                      $ 189,304      $192,335        $ 133,689
                                                         =========      ========        =========
  New capital lease obligations incurred                 $   9,407       $32,680        $  11,048
                                                         =========      ========        =========



The accompanying notes are an integral part of the consolidated financial statements.

Jersey Central Power & Light Company and Subsidiary Company

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (In Thousands)
------------------------------------------------------------------------------------------------
          Column A              Column B           Column C           Column D          Column E
----------------------------    ---------          --------           --------          ---------
                                                  Additions
                                              ---------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                         Balance
                                Beginning   Costs and    to Other                        at End
         Description            of Period    Expenses    Accounts     Deductions       of Period
------------------------------  ---------   ----------   --------     ----------       ----------

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $1,764      $9,549     $37,098(a)       $42,355(b)        $6,056
  Allowance for inventory
    obsolescence                    -           -           -            -                    -


Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $1,414      $4,670      $1,729(a)        $6,049(b)        $1,764
  Allowance for inventory
    obsolescence                    (16)        -           -                 16(c)           -

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $1,670      $4,976      $1,939           $7,171(b)        $1,414
  Allowance for inventory
    obsolescence                    206         -             1(d)           223(c)           (16)




(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)   Inventory written off.

(d)  Sale of inventory previously written off.

Metropolitan Edison Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,             1999     1998    1997    1996      1995
--------------------------------------------------------------------------------------

Capacity at Company Peak (in MW):
  Company owned                              1,738   1,738    1,738   1,705     1,604
  Contracted                                   261     568      507     853       492
                                            ------  ------   ------  ------    ------
      Total capacity (a)                     1,999   2,306    2,245   2,558     2,096
                                            ======  ======   ======  ======    ======

Hourly Peak Load (in MW):
  Summer peak                                2,384   2,176    2,224   2,017     2,186
  Winter peak                                2,100   2,082    2,054   2,114     2,012
  Reserve at company peak (%)                (16.1)    6.0       .9    21.0      (4.1)
  Load factor (%) (b)                         62.6    66.1     63.5    66.3      61.4

Sources of Energy (in thousands of MWH):
  Coal                                       4,835   5,363    5,203   4,760     4,334
  Nuclear                                    3,045   3,529    2,959   3,550     3,194
  Gas, hydro & oil                             235     329      204     182       253
                                            ------  ------   ------  ------    ------
      Net generation                         8,115   9,221    8,366   8,492     7,781
  Utility purchases and interchange          1,655   1,671    2,424   2,021     3,087
  Nonutility purchases                       2,283   2,389    2,481   2,406     2,066
                                            ------  ------   ------  ------     -----
      Total sources of energy               12,053  13,281   13,271  12,919    12,934
  Energy from alternate suppliers            5,113       -        -       -         -
  Company use, line loss, etc.                (624)   (387)    (790)   (718)     (856)
                                            ------  ------   ------  ------     -----
      Total electric energy sales           16,542  12,894   12,481  12,201    12,078
                                            ======  ======   ======  ======    ======

Fuel Expense (in millions):
  Coal                                         $65     $71      $72     $69       $61
  Nuclear                                       16      20       16      20        20
  Gas & oil                                      5       8        4       5         6
                                                --      --       --      --       ---
      Total                                    $86     $99      $92     $94       $87
                                                ==      ==       ==      ==      ====

Power Purchased and Interchanged (in millions):
  Utility and interchange purchases           $ 63    $ 58     $ 70    $ 54      $ 84
  Nonutility purchases                         167     174      162     168       131
  Deferred nonutility costs                     (8)     (4)       -       -       -
  Amortization of nonutility buyout costs        3      10       10       9       -
                                              ---     ---      ---     ---       ----
      Total                                   $225    $238     $242    $231      $215
                                               ===     ===      ===     ===       ===

Delivered MWH Sales (in thousands):
  Residential                                4,265   4,040    4,034   4,135     3,925
  Commercial                                 3,488   3,321    3,209   3,144     3,011
  Industrial                                 4,085   4,174    4,098   4,033     3,957
  Other                                        122     202      210     213       209
                                            ------  ------   ------  ------      ----
      Sales to customers                    11,960  11,737   11,551  11,525    11,102
  Sales to other utilities                   4,582   1,157      930     676       976
                                            ------  ------   ------  ------      ----
      Total                                 16,542  12,894   12,481  12,201    12,078
                                            ======  ======   ======  ======    ======

Operating Revenues (in millions):
  Residential                                 $362    $361     $368    $365      $339
  Commercial                                   193     260      259     247       229
  Industrial                                    98     244      253     243       228
  Other                                          8      14       14      14        13
                                               ---     ---      ---     ---       ---
      Sales to customers                       661     879      894     869       809
  Provision for rate refunds                    27     (27)       -       -        -
  Sales to other utilities                     163      34       24      20        26
                                               ---     ---      ---     ---      ----
      Total electric energy sales              851     886      918     889       835
  Other revenues                                52      33       25      21        20
                                               ---     ---      ---     ---      ----
      Total                                   $903    $919     $943    $910      $855
                                               ===     ===      ===     ===       ===

Customers at Year-End (in thousands):
  Total customers                              489     482      477     470       465
  Customers choosing alternate suppliers        33       -        -       -         -

(a) Summer ratings at December 31, 1999 of owned and contracted capacity were 19 MW and 1,872 MW, respectively.

(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

Metropolitan Edison Company and Subsidiary Companies

SELECTED FINANCIAL DATA

                                                       (In Millions)
For the Years Ended December 31,    1999(1)   1998(2)      1997       1996(3)     1995(4)
-----------------------------------------------------------------------------------------

Operating revenues               $  902.8    $  919.6   $  943.1     $  910.4     $  854.7

Other operation
  and maintenance expense           250.2       247.2      228.3        250.0        229.6

Income before
  extraordinary item                 95.1        57.7       93.5         69.1        148.5

Net income                           95.1        50.9       93.5         69.1        148.5

Earnings/(loss) available for
  common stock                       94.5        50.4       93.0         71.8        147.6

Net utility plant
  in service                      1,059.4     1,239.2    1,492.0      1,455.7      1,477.0

Total assets                      3,488.2     4,065.0    2,509.8      2,447.0      2,410.7

Long-term debt                      496.9       546.9      576.9        563.3        603.3

Long-term obligations
  under capital leases                  -           -          -          0.4          1.0

Company-obligated
  mandatorily redeemable
  preferred securities                  -       100.0      100.0        100.0        100.0

Trust preferred securities          100.0           -          -            -            -

Capital expenditures and
  investments                        66.4        75.1       87.6         76.7        112.6

Return on average
  common equity                     13.9%        7.5%      12.9%        10.3%        23.5%

(1) Results for 1999 include a net gain of $1.2 million (after-tax) as a result of the sale of substantially all of Met-Ed's electric generating stations.

(2) Results for 1998 include an extraordinary charge of $6.8 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Met-Ed recorded a non-recurring charge of $19 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(3) Results for 1996 reflect a non-recurring charge of $15.4 million (after-tax) for costs related to voluntary enhanced retirement programs.

(4) Results for 1995 reflect the reversal of $72.8 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $5.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.

Metropolitan Edison Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First Quarter            Second Quarter
                                           ----------------------    ---------------------

In Thousands                                 1999          1998        1999      1998(1)
----------------------------------------------------------------------------------------

Operating revenues                         $229,157      $234,748    $198,010   $226,030
Operating income                             76,252        57,874      44,623     53,704
Income before extraordinary item             32,832        24,730      19,142     18,548
Net income/(loss)                            32,832        24,730      19,142   (168,732)
Earnings/(loss) available for common stock   32,224        24,609      19,142   (168,853)

                                                 Third Quarter          Fourth Quarter
                                           ----------------------    ---------------------

In Thousands                                 1999          1998(2)     1999(3)    1998

-----------------------------------------------------------------------------------------
Operating revenues                         $280,235      $229,051    $195,425   $229,765
Operating income                             81,257        13,604      11,116     42,244
Income/(loss) before extraordinary item      41,622        (3,544)      1,527     17,986
Net income                                   41,622       176,931       1,527     17,986
Earnings available for common stock          41,622       176,811       1,527     17,865

(1)Results for the second quarter of 1998 were affected by an extraordinary charge of $187.3 million after-tax as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Order on Met-Ed's restructuring plans.

(2)In the third quarter of 1998, as a result of the amended PaPUC Restructuring Order, Met-Ed reversed $183.2 million after-tax of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $3 million after-tax primarily related to the write-off of FERC assets. Also, in the third quarter of 1998, as a result of the amended PaPUC Order, Met-Ed recorded a non-recurring charge of $19 million after-tax related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(3) Results for the fourth quarter of 1999 include an increase of $1.2 million after-tax for the net gain on the sale of substantially all of Met-Ed's generating assets, related to wholesale operations. In addition, the aggregate effect on earnings of other fourth quarter 1999 adjustments was a loss of approximately $5 million after-tax.


Metropolitan Edison Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Metropolitan Edison Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metropolitan Edison Company and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 10, 2000

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                                  1999     1998
------------------------------------------------------------------------------

ASSETS
Utility Plant:
  Transmission, distribution and general plant         $1,500,417   $1,481,958
  Generation plant                                         21,683      765,669
                                                       ----------   ----------
      Utility plant in service (Note 6)                 1,522,100    2,247,627
  Accumulated depreciation                               (462,709)  (1,008,438)
                                                       ----------   ----------
      Net utility plant in service (Note 1)             1,059,391    1,239,189
  Construction work in progress                            25,329       19,380
  Other, net                                                  643       27,819
                                                       ----------   ----------
      Net utility plant                                 1,085,363    1,286,388
                                                        ---------    ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 12)     144,261      211,194
  Other, net                                                3,010       11,742
                                                       ----------   ----------
      Total other property and investments                147,271      222,936
                                                       ----------   ----------

Current Assets:
  Cash and temporary cash investments                      10,899          442
  Special deposits                                            160        1,062
  Accounts receivable:
    Customers, net                                         60,188       60,012
    Other                                                 149,760       41,895
  Unbilled revenues (Note 1)                               28,956       43,687
  Materials and supplies, at average cost or less:
    Construction and maintenance                              -         24,727
    Fuel                                                      -         12,218
  Deferred income taxes (Note 8)                            2,945        2,945
  Prepayments                                              16,715       20,616
                                                       ----------   ----------
      Total current assets                                269,623      207,604
                                                       ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)                 1,231,140    1,615,726
  Deferred income taxes (Note 8)                          738,189      714,202
  Other                                                    16,607       18,113
                                                       ----------   ----------
      Total deferred debits and other assets            1,985,936    2,348,041
                                                       ----------   ----------

      Total Assets                                     $3,488,193   $4,064,969
                                                       ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                               (In  Thousands)
December 31,                                                  1999        1998
------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION

Capitalization:
  Common stock                                         $   66,273      $66,273
  Capital surplus                                         400,200      370,200
   Retained earnings                                       13,581      234,066
  Accumulated other comprehensive income (Note 5)          21,363       16,520
                                                          -------      -------
       Total common stockholder's equity                  501,417      687,059
  Cumulative preferred stock  (Note 4)                        -         12,056
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                             -        100,000
  Trust preferred securities                              100,000          -
  Long-term debt (Note 3)                                 496,883      546,904
                                                          -------      -------
      Total capitalization                              1,098,300    1,346,019
                                                        ---------    ---------


Current Liabilities:
  Securities due within one year (Note 3)                  50,025       30,024
  Notes payable (Note 2)                                      -         79,540
  Obligations under capital leases (Note 11)                  -         27,135
  Accounts payable:
    Affiliates                                            125,179       75,933
    Other                                                  30,106      102,390
  Taxes accrued                                            35,976       19,463
  Interest accrued                                         16,738       16,747
  Other                                                    18,208       42,598
                                                          -------      -------
      Total current liabilities                           276,232      393,830
                                                          -------      -------


Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                          993,427    1,010,982
  Three Mile Island Unit 2 future costs  (Note 12)        248,381      241,707
  Unamortized investment tax credits                       15,010       27,157
  Nuclear fuel disposal fee                                33,430       31,912
  Power purchase contract loss liability (Note 12)        735,833      787,440
  Other                                                    87,580      225,922
                                                        ---------    ---------
      Total deferred credits and other liabilities      2,113,661    2,325,120
                                                        ---------    ---------


Commitments and Contingencies (Note 12)
      Total Liabilities and Capitalization             $3,488,193   $4,064,969
                                                       ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.


Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                                  (In Thousands)
For The Years Ended December 31,                          1999          1998      1997
---------------------------------------------------------------------------------------

Operating Revenues (Note 1)                             $902,827      $919,594  $943,109
                                                         -------      --------  --------
Operating Expenses:
  Fuel                                                    86,156        99,511    92,726
  Power purchased and interchanged:
    Affiliates                                             3,415        17,766    17,936
    Others                                               221,516       220,095   223,948
  Other operation and maintenance (Note 9)               250,220       247,189   228,258
  Depreciation and amortization   (Note 1)               88,989       109,148   106,437
  Taxes, other than income taxes  (Note 9)                39,283        58,459    59,339
                                                         -------      --------  --------
       Total operating expenses                          689,579       752,168   728,644
                                                         -------      --------  --------
Operating Income                                         213,248       167,426   214,465
                                                         -------      --------  --------
Other Income and Deductions:
  Allowance for other funds used during construction         164           130        75
  Other income/(expense), net                              3,901       (13,539)    3,371
                                                         -------      --------  --------
        Total other income and deductions                  4,065       (13,409)    3,446
                                                         -------      --------  --------
Income Before Interest Charges                           217,313       154,017   217,911
                                                         -------      --------  --------
Interest Charges:
  Long-term debt and notes payable                        45,996        47,557    48,789
  Trust preferred securities                               4,369           -         -
  Other interest                                           2,527         3,130     1,861
  Allowance for borrowed funds used during
   construction                                           (1,048)         (813)   (1,025)
  Company-obligated mandatorily
   redeemable preferred securities                         8,950         9,000     9,000
                                                         -------      --------  --------
       Total interest charges                             60,794        58,874    58,625
                                                         -------        ------    ------
Income Before Income Taxes                               156,519        95,143   159,286
  Income taxes (Note 8)                                   61,396        37,423    65,769
                                                         --------      -------- --------
Income Before Extraordinary Item                          95,123        57,720    93,517
  Extraordinary item (net of income taxes
  of $4,708) (Note 6)                                        -          (6,805)     -
                                                         --------      -------- --------

Net Income                                                95,123        50,915    93,517
  Preferred stock dividends                                   66           483       483
  Loss on preferred stock reacquisition                      542           -         -
                                                         -------      --------  --------
Earnings Available for Common Stock                     $ 94,515      $ 50,432  $ 93,034
                                                        ========      ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  (In Thousands)
For The Years Ended December 31,                           1999          1998     1997
---------------------------------------------------------------------------------------

Net income                                               $ 95,123      $ 50,915  $ 93,517
                                                         --------      --------  --------
Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gain on investments                        4,315         4,148     4,249
  Minimum pension liability                                   528          (115)     (157)
                                                         --------      --------  --------
      Total other comprehensive income                      4,843         4,033     4,092
                                                         --------      --------  --------
Comprehensive income                                     $ 99,966      $ 54,948  $ 97,609
                                                         ========      ========  ========


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                  (In  Thousands)
For The Years Ended December 31,                           1999          1998       1997
-----------------------------------------------------------------------------------------

Balance at beginning of year                             $234,066      $268,634  $255,649

  Net income                                               95,123        50,915    93,517
                                                         --------      --------  --------
         Total                                            329,189       319,549   349,166
                                                         --------      --------  --------
  Cash dividends on capital stock:
     Cumulative preferred stock
     (at the annual rates indicated below):
       3.90% Series ($3.90 a share)                           (34)         (251)     (251)
       4.35% Series ($4.35 a share)                           (14)          (98)      (98)
       3.85% Series ($3.85 a share)                            (5)          (36)      (36)
       3.80% Series ($3.80 a share)                            (4)          (30)      (30)
       4.45% Series ($4.45 a share)                            (9)          (68)      (68)

     Common stock (not declared on a
     per share basis)                                    (315,000)      (85,000)  (80,000)
                                                         --------      --------  --------
           Total                                         (315,066)      (85,483   (80,483)
                                                         --------      --------  --------

  Loss on preferred stock reacquisition                      (542)          -         -
  Other adjustments, net                                     -              -         (49)
                                                         --------      --------  --------

Balance at end of year                                   $ 13,581      $234,066  $268,634
                                                         ========      ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (In Thousands)
For The Years Ended December 31,                            1999          1998      1997
-----------------------------------------------------------------------------------------

Operating Activities:

  Net income                                            $  95,123       $50,915   $  93,517
  Extraordinary item (net of income tax
    benefit of $4,708)                                        -           6,805         -
                                                        ---------       -------   ---------
 Income before extraordinary item                          95,123        57,720      93,517
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          91,575       114,961     113,662
    Amortization of property under capital leases          12,041        14,666      11,637
    PaPUC restructuring rate orders                           -          32,900         -
    Gain on sale of investments                            (2,011)          -           -
    Nuclear outage maintenance costs, net                  (7,595)        6,494      (6,169)
    Deferred income taxes and investment tax
      credits, net                                        (79,142)      (23,152)      3,137
    Allowance for other funds used during
      construction                                           (164)         (130)        (75)
  Changes in working capital:
    Receivables                                          (108,040)      (11,292)    (28,393)
    Materials and supplies                                 36,944        (1,911)        845
    Special deposits and prepayments                        4,803       (13,861)     10,489
    Payables and accrued liabilities                      (30,924)       23,504      47,819
  Nonutility generation contract buyout costs             (55,034)      (32,917)    (16,050)
  Other, net                                              (61,924)        6,566     (17,942)
                                                        ---------       -------   ---------
  Net cash provided/(required) by operating activities   (104,348)      173,548     212,477
                                                        ---------       -------   ---------
Investing Activities:
  Capital expenditures                                    (66,388)      (75,068)    (87,613)
  Proceeds from sale of investments                       641,273           -           -
  Contributions to decommissioning trusts                 (33,556)      (17,766)    (16,992)
  Other, net                                                  (45)          465        (363)
                                                        ---------       -------   ---------
  Net cash provided/(used) for investing activities       541,284       (92,369)   (104,968)
                                                        ---------       -------   ---------
Financing Activities:
  Issuance of trust preferred securities                   96,535           -           -
  Issuance of long-term debt                                  -             -        13,577
  Increase/(decrease) in notes payable, net               (79,540)       12,261      16,612
  Retirement of long-term debt                            (30,024)          (22)    (40,020)
  Capital lease principal payments                        (15,786)      (13,609)    (12,744)
  Contributions from parent company                        30,000           -           -
  Redemption of preferred stock                           (12,598)          -           -
  Redemption of company-obligated mandatorily
      redeemable preferred securities                    (100,000)          -           -
  Dividends paid on preferred stock                           (66)         (483)       (719)
  Dividends paid on common stock                         (315,000)      (85,000)    (80,000)
                                                        ---------       -------   ---------
     Net cash required by financing activities           (426,479)      (86,853)   (103,294)
                                                        ---------       -------   ---------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                        10,457        (5,674)      4,215
Cash and temporary cash investments, beginning of year        442         6,116       1,901
                                                        ---------       -------   ---------
Cash and temporary cash investments, end of year        $  10,899          $442   $   6,116
                                                        =========      ========   =========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  59,380      $ 57,891   $  60,538
                                                        =========      ========   =========
  Income taxes paid                                     $ 120,277      $ 77,296   $  55,375
                                                        =========      ========   =========
  New capital lease obligations incurred                $  18,840        $3,399   $  19,695
                                                        =========      ========   =========


The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Edison Company and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        (In Thousands)
--------------------------------------------------------------------------------------------




          Column A              Column B           Column C           Column D      Column E
----------------------------    ---------          --------           --------      --------
                                               Additions
                                            ---------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                     Balance
                                Beginning   Costs and    to Other                    at End
         Description            of Period    Expenses    Accounts    Deductions     of Period
------------------------------  ---------   ---------    --------    ----------     ---------

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $3,335      $7,095    $42,811(a)   $48,484(b)         $4,757
  Allowance for inventory
    obsolescence                    160         -          -            160(c)            -

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,147      $5,673     $1,712(a)    $7,197(b)         $3,335
  Allowance for inventory
    obsolescence                  1,433         -          (13)(d)    1,260(c)            160

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $3,172      $6,644     $1,944(a)    $8,613(b)         $3,147
  Allowance for inventory
    obsolescence                  1,864         -            7(d)       438(c)          1,433

(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.

(d)  Sale of inventory previously written off.




Pennsylvania Electric Company and Subsidiary Companies

COMPANY STATISTICS

For The Years Ended December 31,             1999     1998    1997    1996       1995
---------------------------------------------------------------------------------------

Capacity at Company Peak (in MW):

  Company owned                              2,365   2,284    2,365   2,365       2,365
  Contracted                                   692     717      867     782         868
                                             -----   -----    -----   -----       -----
      Total capacity (a)                     3,057   3,001    3,232   3,147       3,233
                                             =====   =====    =====   =====       =====

Hourly Peak Load (in MW):
  Summer peak                                2,567   2,560    2,535   2,410       2,495
  Winter peak                                2,613   2,515    2,652   2,574       2,589
  Reserve at company peak (%)                 17.0    17.2     21.9   22.3         24.9
  Load factor (%) (b)                         72.1    72.5     69.7    71.1        67.6

Sources of Energy (in thousands of MWH):
  Coal                                       5,345  12,088   11,972  11,268      11,237
  Nuclear                                    1,523   1,765    1,480   1,775       1,597
  Gas, hydro & oil                              82      72       48      95        (95)
                                             -----   -----    -----   -----       -----
      Net generation                         6,950  13,925   13,500  13,138      12,739
  Utility purchases and interchange          4,473   2,439    2,297   2,268       3,071
  Nonutility purchases                       3,269   3,292    3,296   3,201       2,796
                                             -----   -----    -----   -----       -----
      Total sources of energy               14,692  19,656   19,093  18,607      18,606
  Energy from alternate suppliers            4,900       -        -       -         -
  Company use, line loss, etc.              (2,282) (2,355)  (2,853) (2,932)     (2,751)
                                             -----   -----    -----   -----       -----
      Total electric energy sales           17,310  17,301   16,240  15,675      15,855
                                            ======  ======   ======  ======      ======

Fuel Expense (in millions):
  Coal                                        $ 73    $165     $168    $164        $164
  Nuclear                                        8      10        8      10          10
  Gas & oil                                      2       2        2       2           1
                                             -----   -----    -----   -----       -----
      Total                                   $ 83    $177     $178    $176        $175
                                             =====   =====    =====   =====       =====

Power Purchased and Interchanged (in millions):
  Utility and interchange purchases           $119    $ 38     $ 27    $ 18        $ 43
  Nonutility purchases                         218     211      188     192         158
  Deferred nonutility costs                    (58)    (13)       -       -           -
                                             -----   -----    -----   -----       -----
      Total                                   $279    $236     $215    $210        $201
                                             =====   =====    =====   =====       =====

Delivered MWH Sales (in thousands):
  Residential                                3,864   3,756    3,801   3,897       3,765
  Commercial                                 4,319   4,198    4,098   4,044       3,922
  Industrial                                 4,865   4,996    4,835   4,563       4,463
  Other                                        608     713      821     814         857
                                             -----   -----    -----   -----       -----
      Sales to customers                    13,656  13,663   13,555  13,318      13,007
  Sales to other utilities                   3,654   3,638    2,685   2,357       2,848
                                             -----   -----    -----   -----       -----
      Total                                 17,310  17,301   16,240  15,675      15,855
                                             =====   =====    =====   =====       =====

Operating Revenues (in millions):
  Residential                                 $323  $  327   $  342  $  339        $322
  Commercial                                   229     311      316     302         287
  Industrial                                   124     263      267     249         237
  Other                                         31      31       40      36          39
                                              -----   -----    -----   -----       -----
     Sales to customers                        707     932      965     926         885
  Provision for rate refunds                    29     (29)       -       -           -
  Sales to other utilities                     143     101       54      53          68
                                              -----   -----    -----   -----       -----
     Total electric energy sales               879   1,004    1,019     979         953
  Other revenues                                43      28       34      41          28
                                             -----   -----    -----   -----       -----
      Total                                   $922  $1,032   $1,053  $1,020        $981
                                             =====   =====    =====   =====       =====

Customers at Year-End (in thousands):
  Total customers                              578     577      575     573         571
  Customers choosing alternate suppliers        35       -        -       -           -

(a) Summer ratings at December 31, 1999 of contracted capacity were 2,658 MW.

(b) The ratio of the average hourly load in kilowatts supplied during the year to the peak load occurring during the year.

Pennsylvania Electric Company and Subsidiary Companies

SELECTED FINANCIAL DATA

                                                        (In Millions)
For the Years Ended December 31,    1999(1)    1998(2)      1997       1996(3)      1995(4)
-------------------------------------------------------------------------------------------

Operating revenues                $  922.0    $1,032.2    $1,052.9    $1,019.6    $  981.3

Other operation and
  maintenance expense                248.0       275.1       258.4       293.9       266.3

Income before
  extraordinary item                 152.5        58.6        95.0        69.8       111.0

Net income                           152.5        39.6        95.0        69.8       111.0

Earnings available
  for common stock                   151.6        38.9        94.4        73.9       109.5

Net utility plant
  in service                       1,179.9     1,626.5     1,720.8     1,715.7     1,692.9

Total assets                       3,695.8     4,524.8     2,563.0     2,503.4     2,439.6

Long-term debt                       424.6       626.4       676.4       656.5       642.5

Long-term obligations
  under capital leases                 2.2         2.6         3.3         4.1         5.3

Company-obligated
  mandatorily redeemable
  preferred securities                 -         105.0       105.0       105.0       105.0

Trust preferred securities           100.0         -           -           -           -

Capital expenditures and
  investments                         78.3        89.6        99.1       114.7       130.5

Return on average
  common equity                      26.6%        5.0%       12.1%       10.0%       15.8%

(1) Results for 1999 include a gain of $34.9 million (after-tax) as a result of the sale of Penelec's remaining electric generating stations.

(2) Results for 1998 include an extraordinary charge of $19 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Penelec recorded a non-recurring charge of $21 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(3)  Results  for  1996  reflect  a   non-recurring   charge  of  $19.7  million
     (after-tax) for costs related to voluntary enhanced retirement programs.

(4) Results for 1995 reflect the reversal of $32.1 million (after-tax) of certain future TMI-2 retirement costs written off in 1994. The reversal of this write-off resulted from a 1995 Pennsylvania Supreme Court decision that overturned a 1994 lower court order, and restored a 1993 PaPUC order allowing for the recovery of such costs. Partially offsetting this increase was a non-recurring charge to income of $2.7 million (after-tax) of TMI-2 monitored storage costs deemed not probable of recovery through ratemaking.





Pennsylvania Electric Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First Quarter          Second Quarter
                                                -------------          --------------

In Thousands                                 1999(1)       1998        1999      1998(2)
-----------------------------------------------------------------------------------------

Operating revenues                         $246,249      $263,655     $205,097  $250,355
Operating income                             72,642        62,623       45,009    45,803
Income before extraordinary item             65,490        26,645       19,945    19,751
Net income/(loss)                            65,490        26,645       19,945   (68,079)
Earnings/(loss) available for common stock   64,610        26,529       19,945   (68,310)



                                                Third Quarter          Fourth Quarter
                                                -------------          --------------

In Thousands                                 1999         1998(3)      1999(4)     1998
----------------------------------------------------------------------------------------

Operating revenues                         $254,609      $259,354     $216,010  $258,862
Operating income                             41,613        11,759       32,336    50,588
Income/(loss) before extraordinary item      22,515        (5,860)      44,541    18,054
Net income                                   22,515        63,020       44,541    18,054
Earnings available for common stock          22,515        62,846       44,541    17,880

(1) Results for the first quarter of 1999 include an increase of $27.8 million after-tax for the gain on the sale of Penelec's Homer City Station, related to wholesale operations.

(2) Results for the second quarter of 1998 were affected by an extraordinary charge of $87.8 million after-tax as a result of the Pennsylvania Public Utility Commission's (PaPUC) June 30, 1998 Restructuring Order on Penelec's restructuring plans.

(3) In the third quarter of 1998, as a result of the amended PaPUC Restructuring Order, Penelec reversed $83.1 million after-tax of the extraordinary charge taken in the second quarter, primarily related to above-market nonutility generation costs; and recorded an additional extraordinary charge of $14 million after-tax primarily related to the write-off of FERC assets. Also, in the third quarter of 1998, as a result of the amended PaPUC Order, Penelec recorded a non-recurring charge of $21 million after-tax related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(4) Results for the fourth quarter of 1999 includes an increase of $7.1 million after-tax for the net gain on the sale of Penelec's remaining generating assets, related to wholesale operations. In addition, the aggregate effect on earnings of other fourth quarter 1999 adjustments was a gain of approximately $14 million after-tax.


Pennsylvania Electric Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Pennsylvania Electric Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pennsylvania Electric Company and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 10, 2000

Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                               (In Thousands)
December 31,                                                  1999       1998
------------------------------------------------------------------------------

ASSETS

Utility Plant:

  Transmission, distribution and general plant          $1,732,386   $1,768,621
  Generation plant                                            -       1,033,739
                                                          ---------   ---------
      Utility plant in service (Note 6)                  1,732,386    2,802,360
  Accumulated depreciation                                (552,449)  (1,175,842)
                                                          ---------   ---------
     Net utility plant in service (Note 1)               1,179,937    1,626,518
  Construction work in progress                             30,329       18,862
  Other, net                                                 2,704       19,482
                                                          ---------   ---------
      Net utility plant                                  1,212,970    1,664,862
                                                          ---------   ---------

Other Property and Investments:
  Nonutility generation trusts, at market                  266,700          -
  Nuclear decommissioning trusts, at market (Note 12)       97,082       82,803
  Other, net                                                 1,233        7,705
                                                          ---------   ---------
     Total other property and investments                  365,015       90,508
                                                          ---------   ---------

Current Assets:
  Cash and temporary cash investments                       32,250        2,750
  Special deposits                                             233        2,632
  Accounts receivable:
    Customers, net                                          69,752       69,887
    Other                                                   53,406       28,893
  Unbilled revenues (Note 1)                                30,836       43,998
  Materials and supplies, at average cost or less:
    Construction and maintenance                             -           39,452
    Fuel                                                     -           17,107
  Deferred income taxes (Note 8)                             7,589        7,589
  Prepayments                                               15,484       31,551
                                                         ---------    ---------
      Total current assets                                 209,550      243,859
                                                         ---------    ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 1 & 12)                   671,713    1,561,603
  Deferred income taxes (Note 8)                         1,225,150      951,471
  Other                                                     11,393       12,504
                                                         ---------    ---------
      Total deferred debits and other assets             1,908,256    2,525,578
                                                         ---------    ---------



      Total Assets                                      $3,695,791   $4,524,807
                                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                              (In Thousands)
December 31,                                                  1999      1998
------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                         $  105,812     $105,812
  Capital surplus                                         285,486      285,486
  Retained earnings                                        59,265      367,653
  Accumulated other comprehensive income                   10,619        8,353
                                                       ----------     --------
      Total common stockholder's equity (Note 5)          461,182      767,304
  Cumulative preferred stock (Note 4)                       -           16,681
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                           -          105,000
  Trust preferred securities                              100,000          -
  Long-term debt (Note 3)                                 424,641      626,434
                                                       ----------     --------
      Total capitalization                                985,823    1,515,419
                                                       ----------     --------

Current Liabilities:
  Securities due within one year (Note 3)                      13       50,012
  Notes payable (Note 2)                                   53,600       86,023
  Obligations under capital leases (Note 11)                -           13,979
  Accounts payable:
    Affiliates                                             66,223       47,164
    Other                                                  34,845       47,795
  Taxes accrued                                           108,005       32,755
  Interest accrued                                          6,588       19,700
  Other                                                    17,567       37,272
                                                       ----------     --------
      Total current liabilities                           286,841      334,700
                                                       ----------     --------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                        1,250,490    1,338,235
  Three Mile Island Unit 2 future costs (Note 12)         124,322      120,904
  Unamortized investment tax credits                       14,240       36,926
  Nuclear fuel disposal fee                                16,717       15,956
  Power purchase contract loss liability (Note 12)        940,276    1,016,380
  Other                                                    77,082      146,287
                                                       ----------     --------
      Total deferred credits and other liabilities      2,423,127    2,674,688
                                                       ----------     --------
Commitments and Contingencies (Note 12)
      Total Liabilities and Capitalization             $3,695,791   $4,524,807
                                                       ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                                 (In Thousands)
For The Years Ended December 31,                           1999          1998         1997
----------------------------------------------------------------------------------------------

Operating Revenues (Note 1)                            $  921,965   $1,032,226      $1,052,936
                                                       ----------      -------      ----------

Operating Expenses:

  Fuel                                                     82,397      176,548         177,256
  Power purchased and interchanged:
     Affiliates                                             6,422        2,729           3,252
     Others                                               273,082      233,395         212,166
  Other operation and maintenance (Note 9)                248,034      275,107         258,416
  Depreciation and amortization   (Note 1)                 78,384      109,800         107,111
  Taxes, other than income taxes  (Note 9)                 42,046       63,874          66,395
                                                       ----------      -------      ----------
       Total operating expenses                           730,365      861,453         824,596

                                                       ----------      -------      ----------
Operating Income                                          191,600      170,773         228,340
                                                       ----------      -------      ----------

Other Income and Deductions:

  Allowance for other funds used during construction          268           -              -
  Other income/(expense), net                              59,081       (6,429)          2,469
                                                       ----------      -------      ----------
       Total other income and deductions                   59,349       (6,429)          2,469
                                                       ----------      -------      ----------
Income Before Interest Charges                            250,949      164,344         230,809
                                                       ----------      -------      ----------


Interest Charges:

  Long-term debt and notes payable                         34,588       54,907          56,095
  Trust preferred securities                                3,976           -              -
  Other interest                                            1,608        1,019           1,368
  Allowance for borrowed funds used during
   construction                                            (1,074)      (1,897)         (2,164)
  Company-obligated mandatorily
   redeemable preferred securities                          4,977        9,188           9,188
                                                       ----------      -------      ----------
        Total interest charges                             44,075       63,217          64,487
                                                       ----------      -------      ----------
Income Before Income Taxes                                206,874      101,127         166,322
  Income taxes (Note 8)                                    54,383       42,537          71,299
                                                       ----------      -------      ----------
Income Before Extraordinary Item                          152,491       58,590          95,023
  Extraordinary item (net of income taxes
  of $11,592) (Note 6)                                        -        (18,950)            -
                                                       ----------      -------      ----------

Net Income                                                152,491       39,640          95,023
  Preferred stock dividends                                   154          695             665
  Loss on preferred stock reacquisition                       726           -              -
                                                       ----------      -------      ----------
Earnings Available for Common Stock                    $  151,611      $38,945      $   94,358
                                                       ==========      =======      ==========



The accompanying notes are an integral part of the consolidated financial statements.

                                      F-131


Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   (In Thousands)
For The Years Ended December 31,                           1999          1998        1997
-------------------------------------------------------------------------------------------

Net income                                               $152,491     $ 39,640     $ 95,023
                                                         --------      -------      -------

Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gains on investments                       2,101        2,064        2,125
  Minimum pension liability                                   165          (42)        (122)
                                                         --------      -------      -------
     Total other comprehensive income                       2,266        2,022        2,003
                                                         --------      -------      -------
Comprehensive income                                     $154,757     $ 41,662     $ 97,026
                                                         ========     ========     ========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                   (In Thousands)
For The Years Ended December 31,                           1999          1998         1997
-------------------------------------------------------------------------------------------

Balance at beginning of year                             $367,653     $393,708     $359,373

  Net income                                              152,491       39,640       95,023
                                                         --------      -------      -------

         Total                                            520,144      433,348      454,396
                                                         --------      -------      -------

  Cash dividends on capital stock:

     Cumulative preferred stock (at the annual rates indicated below):

       4.40% Series B ($4.40 a share)                         (29)        (131)        (125)
       3.70% Series C ($3.70 a share)                         (41)        (183)        (174)
       4.05% Series D ($4.05 a share)                         (25)        (114)        (109)
       4.70% Series E ($4.70 a share)                         (15)         (66)         (64)
       4.50% Series F ($4.50 a share)                         (17)         (77)         (74)
       4.60% Series G ($4.60 a share)                         (27)        (124)        (119)

     Common stock (not declared on a
     per share basis)                                    (460,000)     (65,000)     (60,000)
                                                         --------      -------      -------
          Total                                          (460,154)     (65,695)     (60,665)
                                                         --------      -------      -------

  Loss on preferred stock reacquisition                     (725)           -            -
  Other adjustments, net                                     -             -            (23)

Balance at end of year                                   $ 59,265     $367,653     $393,708
                                                         ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                                      F-132



Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (In Thousands)
For The Years Ended December 31,                            1999          1998     1997
-------------------------------------------------------------------------------------------

Operating Activities:

  Net income                                           $  152,491      $39,640    $  95,023
  Extraordinary item (net of income tax
    benefit of $11,592)                                        -        18,950          -
                                                         --------      -------      -------
Income before extraordinary item                          152,491       58,590       95,023
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          78,072      107,239       99,688
    Amortization of property under capital leases           6,036        7,319        7,954
    PaPUC restructuring rate orders                            -        35,600          -
    Gain on sale of investments                           (59,313)         -            -
    Nuclear outage maintenance costs, net                  (3,803)       3,251       (3,072)
    Deferred income taxes and investment tax
      credits, net                                       (417,559)     (15,496)      10,193
    Allowance for other funds used during
      construction                                           (268)         -            -
  Changes in working capital:
    Receivables                                           (24,378)      (2,661)     (20,426)
    Materials and supplies                                 56,559       (1,310)      (3,763)
    Special deposits and prepayments                       18,466       (1,878)       6,973
    Payables and accrued liabilities                       48,543       39,061       19,736
  Nonutility generation contract buyout costs              (3,500)      (6,101)     (10,000)
  Other, net                                             (116,803)     (31,479)     (22,963)
                                                         --------      -------      -------
   Net cash provided/(required) by operating activities  (265,457)     192,135      179,343
                                                         --------      -------      -------

Investing Activities:

  Capital expenditures                                    (78,331)     (89,550)     (99,074)
  Proceeds from sale of investments                     1,493,444          -            -
  Contributions to nonutility generation trusts          (266,701)         -            -
  Contributions to decommissioning trusts                 (75,926)      (5,270)      (5,288)
  Other, net                                                1,002         (520)         454
                                                         --------      -------      -------
    Net cash provided/(used) for investing activities   1,073,488      (95,340)    (103,908)
                                                         --------      -------      -------

Financing Activities:

  Issuance of trust preferred securities                   96,535          -            -
  Issuance of long-term debt                              348,218          -         49,875

  Increase/(Decrease) in notes payable, net               (32,423)       8,442      (30,099)
  Retirement of long-term debt                           (600,011)     (30,011)     (26,010)
  Capital lease principal payments                         (7,907)      (6,781)      (8,506)
  Redemption of preferred stock                           (17,406)         -            -
  Redemption of company-obligated mandatorily
     Redeemable preferred securities                     (105,383)         -            -
  Dividends paid on preferred stock                          (154)        (695)        (695)
  Dividends paid on common stock                         (460,000)     (65,000)     (60,000)
                                                         --------      -------      -------
     Net cash required by financing activities           (778,531)     (94,045)     (75,435)
                                                         --------      -------      -------

Net increase in cash and temporary cash

  investments from above activities                        29,500        2,750          -
Cash and temporary cash investments, beginning of year      2,750          -            -
                                                         --------      -------      -------
Cash and temporary cash investments, end of year       $   32,250    $   2,750    $     -
                                                        =========    =========    =========

Supplemental Disclosure:

  Interest and preferred dividends paid                $   55,779     $ 64,057    $  62,514
                                                       ==========     ========    =========
  Income taxes paid                                    $  413,810      $46,732    $  48,348
                                                       ==========     ========    =========
  New capital lease obligations incurred               $    9,415       $1,714    $  11,155
                                                       ==========     ========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                      F-133


Pennsylvania Electric Company and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (In Thousands)
-------------------------------------------------------------------------------




          Column A              Column B           Column C           Column D          Column E
----------------------------    ---------          --------           --------          --------
                                                  Additions
                                            ----------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                        Balance
                                Beginning   Costs and    to Other                       at End
         Description            of Period    Expenses    Accounts     Deductions       of Period
-----------------------------   ---------   ---------    --------     ----------       ---------

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $3,235      $8,447     $38,374(a)      $44,768(b)        $5,288
  Allowance for inventory
    obsolescence                    -           -            -           -                  -

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,526      $5,826      $2,123(a)      $8,240(b)         $3,235
  Allowance for inventory
    obsolescence                     67         -           -               67(c)            -

Year ended December 31, 1997
  Allowance for doubtful
    accounts                     $3,818      $6,364      $2,186(a)      $8,842(b)         $3,526
  Allowance for inventory
    obsolescence                    186         -           -              119(c)             67







(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.

                                      F-134