Form 10-Q
period 2000-03-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2000-05-15
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to ---------------


Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 401-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
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

      The number of shares outstanding of each of the registrant's classes of voting stock, as of May 1, 2000, was as follows:


                                                                           Shares

Registrant                             Title                              Outstanding
-----------------------------------    -----------------------------      -----------
GPU, Inc.                              Common Stock, $2.50 par value      121,323,533
Jersey Central Power & Light Company   Common Stock, $10 par value        15,371,270
Metropolitan Edison Company            Common Stock, no par value            859,500
Pennsylvania Electric Company          Common Stock, $20 par value         5,290,596


                       GPU, Inc. and Subsidiary Companies

                          Quarterly Report on Form 10-Q

                                 March 31, 2000

                                Table of Contents

                                -----------------

                                                                            Page

PART I - Financial Information

      Combined Management's Discussion and Analysis of Financial Condition and Results of

        Operations                                                         1

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                22
            Statements of Income                                          24
            Statements of Cash Flows                                      25

          Jersey Central Power & Light Company

          ------------------------------------
            Balance Sheets                                                26
            Statements of Income                                          28
            Statements of Cash Flows                                      29

          Metropolitan Edison Company

          ---------------------------
            Balance Sheets                                                30
            Statements of Income                                          32
            Statements of Cash Flows                                      33

          Pennsylvania Electric Company

          -----------------------------
            Balance Sheets                                                34
            Statements of Income                                          36
            Statements of Cash Flows                                      37

      Combined Notes to Consolidated Financial Statements                 38


PART II - Other Information                                               58

Signatures                                                                59
                       ---------------------------------

      The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals), which are in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

      This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 1999 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

      This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, forecasts, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; the completion of generation asset divestiture; energy prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

GPU, Inc. and Subsidiary Companies

                      COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

                            GPU RESULTS OF OPERATIONS

                            -------------------------

EARNINGS PER SHARE CONTRIBUTION:
--------------------------------

(on a diluted basis)                         Three Months Ended
                                                   March 31,
                                         ---------------------------
                                          2000     1999     Change
                                         -----    -----     ------
Operations:
   GPU Energy companies *              $ 0.79     $ 0.94    $(0.15)
   GPU Electric                          0.29       0.29       -
   GPUI Group                            0.03       0.04     (0.01)
   GPU AR                                0.01       0.01       -
   GPU, Inc. (Corporate)                (0.04)     (0.01)    (0.03)
                                        -----      -----     -----
     Total operations                    1.08       1.27     (0.19)
Non-recurring items:
   GPU Energy companies                     -       0.22     (0.22)
                                        -----      -----     -----
     Total                             $ 1.08     $ 1.49    $(0.41)
                                        =====      =====     =====

*  Includes GPU Telcom

      GPU's earnings for the first quarter 2000 were $131 million, or $1.08 per share, compared with earnings of $190.7 million, or $1.49 per share, for the same period in 1999. Excluding the non-recurring increase in March 1999 of $27.8 million after-tax, or $0.22 per share, for the portion of the gain on the sale of the Homer City Generating Station related to wholesale operations, earnings decreased $0.19 per share. This decrease was primarily due to lower revenues for the GPU Energy companies as a result of the Pennsylvania and New Jersey rate restructurings. Specifically, revenues decreased due to lower energy supply sales resulting from more customers buying their energy requirements from alternate suppliers in Pennsylvania and to a lesser extent in New Jersey, and lower rates charged to customers in New Jersey.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2000 increased $107.7 million to $1.2 billion, as compared to the first quarter 1999. The components of the changes are as follows:

                                               2000 vs. 1999 (in millions)
                                               ---------------------------
                                                   Three Months Ended
                                                        March 31,
                                                    ------------------
GPU Energy companies:
  Kilowatt-hour (KWH) revenues                          $(192.6)
  Energy and restructuring-related
    revenues                                               64.2
  Competitive transition charge
    (CTC) revenues                                         13.3
  GPU Telcom revenues                                      (0.1)
  Other revenues                                           (1.2)
                                                          -----
    Total GPU Energy companies                           (116.4)
GPU Electric                                              210.6
GPUI Group                                                  6.6
GPU AR                                                      6.9
                                                          -----
    Total increase                                       $107.7
                                                          =====

GPU Energy companies

Kilowatt-hour revenues
----------------------

      The decrease for the three months ended March 31, 2000 was primarily due to lower generation-related revenues of approximately $89.5 million as a result of more Pennsylvania and New Jersey customers choosing another electric energy supplier, and lower rates charged to customers in New Jersey resulting in a decrease in revenues of approximately $24.6 million. Also contributing to the decrease is the fact that certain JCP&L revenues related to stranded cost recovery are now included under energy and restructuring-related revenues, effective August 1, 1999.

Energy and restructuring-related revenues (JCP&L only)
------------------------------------------------------

      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for the three months ended March 31, 2000 was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In 1999, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues, partially offsetting the increase in the current period.

Competitive transition charge (CTC) revenues (Met-Ed and Penelec only)
----------------------------------------------------------------------

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the Pennsylvania Public Utility Commission (PaPUC) in accordance with Met-Ed and Penelec's final Restructuring Orders effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

GPU Electric

      The increase in revenues for the three months ended March 31, 2000 was primarily due to the inclusion of revenues from: Midlands (of which the remaining 50% was acquired in July 1999), $151 million; Empresa Distribuidora Electrica Regional, S.A. (Emdersa) (acquired in March 1999), $30 million; and GPU GasNet (acquired in June 1999), $11.7 million.

GPUI Group

      The increase for the three months ended March 31, 2000 was due in part to higher energy and capacity revenues at Empresa Guaracachi S.A. (EGSA) as a result of new generating units that began operations in June 1999.

GPU AR

      The increase for the three months ended March 31, 2000 was due primarily to more KWH sales than in the same period of 1999 and a slight increase in the average price per KWH.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2000 increased $41.7 million to $340.3 million, as compared to the first quarter 1999. The components of the changes are as follows:

                                 2000 vs. 1999 (in millions)
                                 ---------------------------
                                    Three Months Ended
                                           March 31,
                                ---------------------------

GPU Energy companies                      $(57.0)
GPU Electric                               102.5
GPUI Group                                  (2.0)
GPU AR                                      (0.1)
GPU, Inc.                                   (1.7)
                                           -----
    Total increase                        $ 41.7
                                           =====

GPU Energy companies

      The decrease was due to lower revenues as discussed above (see Operating Revenues section for additional information) and higher energy costs for Met-Ed and Penelec due to the purchase of more energy since the sale of GPU Energy's generating assets. Partially offsetting this decrease was lower operation and maintenance (O&M) expenses primarily due to the sale of GPU Energy's generating assets in 1999, lower depreciation expense due to the sale of generating assets and the effect of the impairment write-down of the Oyster Creek (Oyster Creek) nuclear generating station, which was also recorded in 1999.

GPU Electric

      The increase was due primarily to the consolidation of Midlands since the acquisition of the remaining 50% ownership in 1999, and the inclusion of Emdersa and GPU GasNet. Prior to its purchase of the remaining 50%, GPU accounted for its investment in Midlands under the equity method and included its share of Midlands' income in other income on the Consolidated Statements of Income.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the first quarter 2000 decreased $79.3 million to $23.1 million, as compared to the first quarter 1999. The components of the changes are as follows:

                                  2000 vs. 1999 (in millions)
                                 ---------------------------
                                    Three Months Ended
                                          March 31,
                                 ---------------------------


GPU Energy companies                      $(34.5)
GPU Electric                               (43.4)
GPUI Group                                  (1.5)
GPU AR                                       0.1
GPU, Inc.                                      -
                                           -----
    Total decrease                        $(79.3)
                                           =====

GPU Energy companies

      The decrease for the three months ended March 31, 2000 was primarily due to the absence, in 2000, of the gain of $38.3 million pre-tax, as a result of the sale of Penelec's Homer City Station.

GPU Electric

      The decrease for the three months ended March 31, 2000 was due primarily to the consolidation of Midlands since the acquisition of the remaining 50% ownership in 1999. Prior to that, the Midlands investment was accounted for under the equity method and GPU's share of Midlands' income was included in other income on the Consolidated Statements of Income.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the first quarter 2000 increased $49.7 million to $143 million, as compared to the first quarter 1999. The components of the changes are as follows:

                                 2000 vs. 1999 (in millions)
                                 ---------------------------
                                    Three Months Ended
                                          March 31,
                                 ---------------------------

GPU Energy companies                      $ (8.8)
GPU Electric                                56.7
GPUI Group                                   0.3
GPU, Inc.                                    1.5
                                           -----
    Total increase                        $ 49.7
                                           =====

GPU Energy companies

      The decrease was primarily due to the following: in 1999 Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in losses of $0.5 million and $0.7 million, respectively, for Met-Ed and Penelec); and Penelec redeemed $600 million of first mortgage bonds (FMBs). Partially offsetting these decreases were increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999; and the issuance of $100 million each of trust preferred securities by Met-Ed and Penelec, also in 1999.

GPU Electric

      The increase was primarily due to higher debt levels from the 1999 acquisitions of Midlands (the remaining 50%), Emdersa and GPU GasNet, which resulted in additional interest expense of $46.9 million.

                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

      JCP&L's earnings for the first quarter 2000 were $43.1 million, compared to first quarter 1999 earnings of $51.3 million. The decrease was primarily due to lower revenues as a result of lower rates charged to customers due to New Jersey rate restructuring. Partially offsetting the decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek, which was recorded in 1999.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2000 decreased $64.2 million to $452.7 million, as compared to the first quarter 1999. The components of the changes are as follows:

                                 2000 vs. 1999 (in millions)
                                 ---------------------------
                                    Three Months Ended
                                          March 31,
                                 ---------------------------


KWH revenues                              $(125.4)
Energy and restructuring-related
  revenues                                   64.2
Other revenues                               (3.0)
                                            -----
    Decrease in revenues                  $( 64.2)
                                            =====

KWH revenues
------------

      The decrease was primarily due to the fact that certain revenues related to stranded cost recovery are now included under energy and restructuring-related revenues, effective August 1, 1999. The decrease was also due in part to lower rates charged to customers in New Jersey resulting in a decrease of revenues of approximately $24.6 million and the effect of New Jersey customers choosing another electric energy supplier resulting in a decrease of revenues of approximately $20 million.

Energy and restructuring-related revenues
-----------------------------------------

      The increase was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In 1999, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues, partially offsetting the increase in the current period. Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

      The decrease was primarily due to lower revenue taxes, which did not have an impact on earnings.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2000 decreased $17.1 million to $96 million, as compared to the first quarter 1999. The decrease was due to lower revenues as discussed above. Partially offsetting this decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek in 1999.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the first quarter 2000 increased $2.6 million to $5.6 million, as compared to the first quarter 1999. This slight increase was due to a number of immaterial factors.

                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

      Met-Ed's earnings for the first quarter 2000 were $26.5 million, compared to first quarter 1999 earnings of $32.2 million. The decrease in earnings was primarily due to lower revenues as a result of Pennsylvania rate restructuring, and higher energy costs, partially offset by lower O&M expense.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2000 decreased $26.1 million to $203.1 million, as compared to the first quarter 1999. The components of the changes are as follows:

                                 2000 vs. 1999 (in millions)
                                 ---------------------------
                                    Three Months Ended
                                          March 31,
                                 ---------------------------

KWH revenues                              $(36.7)
CTC revenues                                 9.4
Other revenues                               1.2
                                           -----
    Decrease in revenues                  $(26.1)
                                           =====

KWH revenues
------------

      The decrease was primarily due to lower generation-related revenues of approximately $29.1 million as a result of more Pennsylvania customers choosing another electric energy supplier.

CTC revenues
------------

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's final Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues

--------------
      The increase was due primarily to increased transmission revenues as a result of customer shopping in Pennsylvania.

OPERATING INCOME:
----------------

      Operating income for the first quarter 2000 decreased $20.9 million to $55.3 million, as compared to the first quarter 1999. The decrease was primarily due to lower revenues as discussed above and higher energy costs due to the purchase of more energy since the sale of GPU Energy's generating assets. Partially offsetting the decrease was lower O&M expense due to the sale of generating assets.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the first quarter 2000 decreased $1.1 million to $14.1 million, as compared to the first quarter 1999. The decrease was primarily due to the redemption of all Met-Ed's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock in 1999 (the redemption of preferred stock resulted in a loss of $0.5 million). Partially offsetting the decrease was increased interest expense associated with the issuance of $100 million of trust preferred securities in 1999.

                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

      Penelec's earnings for the first quarter 2000 were $26.9 million, compared to first quarter 1999 earnings of $64.6 million. Excluding the net gain of $27.8 million after-tax for the sale of Penelec's Homer City Station related to wholesale operations, earnings for 1999 would have been $36.8 million. The decrease in earnings on this basis was primarily due to lower revenues as a result of Pennsylvania rate restructuring and higher energy costs, partially offset by lower O&M and depreciation expense.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2000 decreased $26.1 million to $220.1 million, compared to the first quarter 1999. The components of the changes are as follows:

                                 2000 vs. 1999 (in millions)
                                 ---------------------------
                                   Three Months Ended
                                          March 31,
                                ---------------------------

KWH revenues                              $(29.7)
CTC revenues                                 3.9
Other revenues                              (0.3)
                                           -----
    Decrease in revenues                  $(26.1)
                                           =====

KWH revenues
------------

      The decrease was primarily due to lower generation-related revenues of approximately $40.3 million as a result of more Pennsylvania customers choosing another electric energy supplier. This decrease was partially offset by higher sales to other utilities.

CTC revenues
------------
      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Penelec's Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

OPERATING INCOME:
----------------
      Operating income for the first quarter 2000 decreased $19 million to $53.6 million, as compared to the first quarter 1999. The decrease was primarily due to lower revenues discussed above and higher energy costs due to the purchase of more energy since the sale of GPU Energy's generating assets. The decrease was partially offset by lower O&M and depreciation expense mainly due to the sale of generating assets.

OTHER INCOME AND DEDUCTIONS:
----------------------------
      Other income and deductions for the first quarter 2000 decreased $38.1 million to $0.8 million, as compared to the first quarter 1999. The decrease was due to the absence, in 2000, of the gain of $38.3 million pre-tax, as a result of the sale of Penelec's Homer City Station.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------
      Interest charges and preferred dividends for the first quarter 2000 decreased $7.7 million to $9.1 million, as compared to the first quarter 1999. The decrease was primarily due to the redemption of all Penelec's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in a loss of $0.7 million), and the redemption of $600 million of FMBs in 1999. Partially offsetting these decreases were increased interest expense associated with the issuance of $350 million of senior notes in 1999; and the issuance of $100 million of trust preferred securities, also in 1999.

                          INVESTMENTS IN FUCOs AND EWGs
                          ---------------------------

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.5 billion as of March 31, 2000. At March 31, 2000, GPU, Inc. has remaining authorization to finance approximately $265 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.

                                  GPU ELECTRIC
                                  -------------

      GPU Electric has ownership interests in electric and gas transmission and distribution businesses in England, Australia and Argentina. Through its ownership in Midlands, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,216 megawatts (MW) (of which GPU Electric's equity interest represents 1,134 MW) of capacity. At March 31, 2000, GPU, Inc.'s aggregate investment in GPU Electric was $1.06 billion. GPU, Inc. has also guaranteed up to an additional $1.05 billion of outstanding GPU Electric obligations.

    For a discussion of the potential sale of GPU's Australian subsidiaries, GPU PowerNet and GPU GasNet, see the Financing section of Liquidity and Capital Resources below.

                                   GPUI GROUP
                                   ----------

      The GPUI Group has ownership interests in six operating cogeneration plants in the US totaling 1,014 MW (of which the GPUI Group's equity interest represents 496 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At March 31, 2000, GPU, Inc.'s aggregate investment in the GPUI Group was $250.2 million. GPU, Inc. has also guaranteed up to an additional $29.9 million of GPUI Group obligations.

                                       MYR
                                       ---

      In April 2000, following the receipt of SEC approval, GPU, Inc. completed its acquisition of MYR, a utility infrastructure construction company, for approximately $215 million. For additional information, see Note 2, Acquisitions.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments
------------------------------------

GPU Energy companies

      The GPU Energy companies' capital spending for the first quarter 2000 was $54 million (JCP&L $24 million; Met-Ed $12 million; Penelec $11 million;

Other $7 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. For 2000, capital expenditures are estimated to be $349 million (JCP&L $178 million; Met-Ed $57 million; Penelec $82 million; Other $32 million), which management estimates a substantial portion will be satisfied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the first quarter 2000 was $53.2 million, and was used primarily to fund on-going network capital replacement schedules, network improvements and new connections in GPU PowerNet, Emdersa and Midlands' facilities. For 2000, capital expenditures are estimated to be $213 million, which will be satisfied through both internally generated funds and external financings.

GPUI Group

      For 2000, the GPUI Group's capital spending is estimated to be $2 million, which will be satisfied through internally generated funds. In addition, in the first quarter 2000, the GPUI Group made an additional investment of $4 million in Ballard Generation System, Inc., representing its final investment/milestone payment.

Financing
---------

GPU, Inc.

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through March 31, 2000, 7.2 million shares of common stock, or approximately 6% of the outstanding shares, have been repurchased under the program, at an average price of $34.28 per share. In addition, GPU, Inc. has entered into a forward share repurchase agreement with Salomon Smith Barney (SSB) on March 8, 2000. Upon expiration of the agreement, GPU, Inc. has the option to purchase additional shares acquired by SSB at the forward price or net settle for cash or shares at the difference between the forward price and the then market price. As of March 31, 2000, SSB has purchased 1.8 million shares of GPU, Inc. common stock for $45.3 million under the terms of this agreement.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $450 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. GPU, Inc. has regulatory authority to have outstanding at any one time a total of $250 million of short-term debt under these programs. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $261 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

     GPU, Inc. also has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001.

GPU Energy companies

      Met-Ed and Penelec currently have regulatory approval to issue through December 31, 2000 senior notes and preferred securities in aggregate amounts of $150 million and $225 million, respectively, of which up to $25 million for each company may consist of preferred securities. JCP&L has regulatory approval to issue through December 31, 2000 senior notes in the aggregate amount of $300 million. Met-Ed and JCP&L intend to issue secured senior notes (collateralized by FMBs issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

      Current plans call for the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt, which is senior to the senior notes.

      JCP&L and Met-Ed's FMB bond indentures include provisions that limit the amount of FMBs the companies may issue. JCP&L and Met-Ed's interest coverage ratios are currently in excess of their FMB indenture restrictions. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred dividend coverage ratio is currently in excess of these charter restrictions.

      In August 1999, JCP&L filed a petition with the New Jersey Board of Public Utilities (NJBPU) requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in the Oyster Creek Nuclear Generating Station (Oyster Creek) at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L has amended its petition to include requests to securitize the up-front decommissioning and outage payments it has agreed to make under the Oyster Creek sale agreement.

      In April 2000, Penelec issued two tranches totaling $50 million of variable rate senior notes. These senior notes were converted to fixed rate obligations through interest rate swap agreements. The $25 million 2-year tranche and the $25 million 2.5-year tranche were swapped into fixed interest rates of 7.12% and 7.185%, respectively.

      Based on March 31, 2000 financial statements, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $26.7 million and $31.1 million, respectively, net of amounts restricted under the companies' respective FMB indentures. In addition, Met-Ed and Penelec had capital surplus of $400 million and $285 million, respectively, which would also be available to pay common dividends, to the extent authorized by the SEC and as may be permitted under their respective FMB indentures. Met-Ed and Penelec have requested SEC approval to utilize amounts now accounted for as capital surplus to declare and pay common dividends, from time to time through December 31, 2001, so long as their common equity ratios and GPU, Inc.'s common equity ratio are not less than 30% of total capitalization. At March 31, 2000, the common equity ratios of Met-Ed, Penelec and GPU, Inc. were 43.4%, 40.7% and 30.9%, respectively.

GPU Electric

     On May 5, 2000, final bids for the purchase of GPU PowerNet and GPU GasNet (the Australian companies) were received. GPU had previously announced its intention to sell all, or at least 50%, of the Australian companies, for which it paid approximately $1.9 billion (GPU PowerNet) and $675 million (GPU GasNet) in 1997 and 1999, respectively. GPU is continuing to evaluate these bids and negotiate with bidders. In the event the sale is consummated, GPU estimates that it will receive less than book value for the assets, in an amount which would be material, in addition to recognizing a foreign exchange loss of approximately $132 million, pre-tax. GPU also expects to seek additional funds in order to repay loans in connection with the acquisition of the Australian companies either through new financings or other asset sales. If these efforts to complete the sale are unsuccessful, GPU intends to pursue other financing arrangements and/or asset sales so that it may maintain its debt ratios consistent with the requirements of its various loan agreements.

     On June 2, 2000, approximately $225 million of GPU GasNet bank debt matures. GPU GasNet has a commitment from a bank for a three-month extension during which time it will seek longer term refinancing of the debt. GPU is unable to evaluate what effect not selling the Australian companies would have on the terms of those companies' future financing requirements.

     In addition, GPU had planned to use the net cash proceeds raised from the sales of the Australian companies and from JCP&L's planned asset securitization financing to repay short-term debt incurred in connection with domestic acquisitions and investments made during 2000. An inability to complete the sale of the Australian companies, or a sale for substantially less than their book value, coupled with a delay in the securitization financing (due to a pending challenge to another utility's NJBPU restructuring order), will delay the repayment of this outstanding debt and, at least in the short term, restrict GPU's access to funds for its acquisition program.

      GPU Capital has a $1 billion 364-day senior revolving credit agreement expiring in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At March 31, 2000, $778 million was outstanding under the commercial paper program, of which $375 million is included in long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount of the commercial paper on a long-term basis.

      GPU Australia Holdings, Inc. has $270 million available under its senior revolving credit facility expiring in November 2002. This facility, in combination with other GPU, Inc. credit facilities, serves as credit support for GPU Australia Holdings' $350 million commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. GPU Australia Holdings has $185 million outstanding under its commercial paper program as of March 31, 2000.

      Austran Holdings, Inc. (Austran), a wholly-owned indirect subsidiary of GPU Electric, has a A$500 million (approximately US $303 million) commercial paper program to refinance the maturing portion of the senior debt credit facility used to finance the 1997 GPU PowerNet acquisition. GPU PowerNet has guaranteed Austran's obligations under this program. As of March 31, 2000, Austran had outstanding approximately A$423 million (approximately US $257 million) under this program.

      Midlands maintains a British Pound 200 million (approximately US $318 million) syndicated revolving credit facility with a bank for working capital purposes, which matures in May 2001. At March 31, 2000, British Pound 80 million (approximately US $128 million) was outstanding under this facility.

GPUI Group

      GPU International, Inc. has a revolving credit agreement providing for borrowings and/or letters of credit through December 2000 of up to $30 million outstanding at any one time. GPU, Inc. has guaranteed GPU International's obligations under this agreement. At March 31, 2000, no borrowings or letters of credit were outstanding under this facility.

MYR

     In April 2000, GPU, Inc. completed its acquisition of MYR, which was partially financed through the issuance of GPU, Inc. short-term debt.

Capitalization

      On April 6, 2000, the GPU Board of Directors raised the quarterly common stock dividend of GPU, Inc. by 2.8%. On an annualized basis, the current dividend is $2.18 per share.

                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

GPU Business Plan
-----------------
      The GPU Energy companies expect they will continue to serve customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be limited. In addition, inflation could adversely affect GPU since these increased costs may not be recoverable in an environment where there are capped rates. Since the GPU Energy companies have, to a large extent, exited the generation business, they will have to supply energy to customers who do not choose an alternate supplier largely from contracted and open market purchases. While management has identified and addressed market risks associated with these purchases through implementation of an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      In October 1999, GPU initiated a program to enhance shareholder returns through planned cost reductions of $100 million ($55 million in 2000 and $45 million in 2001) by increasing operating efficiency and by making investments of $40 million to $50 million to improve the reliability of its domestic utility operations. The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001. Cost reductions will be achieved by using new tools from its enterprise resource planning system to eliminate significant amounts of operational overhead expense and by improving the productivity of all its operations. Midlands plans cost reductions of US $25 million in 2000 and US $5 million in 2001. These cost reductions will be achieved by eliminating activities not provided for in its new regulated rate level, which was effective in the Spring of 2000, and by realizing productivity benefits from its new systems and organization. Furthermore, GPU plans to raise at least $500 million in cash from its current investment portfolio by reducing GPU's ownership in non-core and under-performing assets.

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. will own 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

      In April 2000, GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunications services and marketing expertise with utilities' existing fiber networks and natural positioning in retail markets. TMA's initial target markets are New Jersey and Pennsylvania, with future expansions planned for contiguous regions currently served by the network of GPU Telcom. TMA plans to offer telecommunications service and ultimately electricity, marketing them jointly to businesses, hospitals and educational institutions, among others. GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

The GPU Energy Companies' Supply Plan
-------------------------------------

      As a result of the NJBPU and the PaPUC's Restructuring Orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. (For additional information, see the Provider of Last Resort and Basic Generation Service Provider sections below.) Given that the GPU Energy companies have largely divested their generation business, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy to non-shopping customers from contracted and open market purchases. Under its order, JCP&L is permitted to recover reasonably and prudently incurred costs associated with providing basic generation service. The PaPUC's Restructuring Orders, however, generally do not allow Met-Ed and Penelec to recover their energy costs in excess of established rate caps, which are in effect for varying periods. While management has implemented an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      Following the sales in 1999 of substantially all their electric generating facilities, the GPU Energy companies have 285 MW of capacity and related energy remaining to meet customer needs and an additional 619 MW of nuclear generation from Oyster Creek, the sale of which is pending (see Generation Asset Divestiture in this section). The GPU Energy companies also have contracts with non-utility generation (NUG) facilities totaling 1,612 MW (JCP&L 928 MW; Met-Ed 273 MW; Penelec 411 MW) and JCP&L has agreements with other utilities to provide for up to 400 MW of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from the Three Mile Island Unit 1 (TMI-1) nuclear generating station (in which they sold to AmerGen Energy Company LLC (AmerGen) in 1999) through December 31, 2001 and from Oyster Creek (following its sale) through March 31, 2003. In addition, the GPU Energy companies have the right to call the capacity of the Homer City Station (which Penelec sold its 50% interest to a subsidiary of Edison Mission Energy in 1999) (942 MW) through May 31, 2001 and the capacity of the generating stations sold to Sithe Energies (4,117 MW) through May 31, 2002. The GPU Energy companies' remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods.

Provider of Last Resort
-----------------------

      Under the PaPUC Restructuring Orders, Met-Ed and Penelec customers have been permitted to shop for their generation supplier since January 1, 1999. The PaPUC has approved a competitive bid process to assign provider of last resort
(PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003, to licensed generation suppliers referred to as Competitive Default Service (CDS). Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap.

      In 1999, Met-Ed and Penelec filed a CDS petition with the PaPUC requesting an auction by the companies of 20% of their retail customers, for one year, effective June 1, 2000. Subsequently, Met-Ed and Penelec issued requests for bids to provide competitive bidding for CDS to the 20% of retail customers beginning in June 2000, as required by the PaPUC Restructuring Orders. In February 2000, GPU Energy announced that no bids were received in response to its offer and, as a result, it would be increasing its forward purchasing of electric power to accommodate the 20% of customers for whom it will now continue to be the default supplier. In March 2000, the PaPUC adopted a proposed Order granting Met-Ed's and Penelec's request for dismissal of their previous CDS petition. The PaPUC has directed Met-Ed and Penelec to initiate a collaborative process starting in June 2000 with all interested parties from the 1998 Restructuring Orders, including the PaPUC, to address the companies' PLR risks.

     The GPU Energy companies estimate that the above-mentioned additional energy purchases for the 20% of customers for whom it will continue to be the default supplier will reduce its 2000 earnings per share by $0.04 to $0.08, but expect to mitigate this impact through additional common stock repurchases. In addition, management estimates that customers requiring between 200-500 MW (which would reduce 2000 earnings per share by approximately $0.04 to $0.10) of capacity will be returning to the GPU Energy companies from their alternate suppliers this summer. The GPU Energy companies are currently in the process of developing incentive programs to be offered to shopping customers in order to reduce their supplier of last resort exposure. There can be no assurance as to the success of these incentive programs.

Basic Generation Service Provider
---------------------------------

      JCP&L is required to provide basic generation services (BGS) to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS service will be bid out at the pre-established BGS rates. JCP&L's BGS rates are pre-determined for the period through July 31, 2003. The specific details of the BGS bidding process will be the subject of a future NJBPU proceeding. Any payment received or required by JCP&L resulting from the bidding process will be deferred for future refund or recovery.

GPU Energy Supply Market Risk
-----------------------------

      With the divestiture of nearly all their generating plants, the GPU Energy companies are in a net short position (load in excess of supply). Consequently, the GPU Energy companies must manage their purchase and sale of installed capacity and ancillary services to minimize business risk associated with their reliability obligation in the PJM Interconnection, LLC (PJM). Supply/risk management transactions will be made based on the objective of decreasing both price and volume uncertainty. The GPU Energy companies will enter into supply/hedging market instruments for hedging purposes only.

Market Risk - Electricity
-------------------------
     The GPU Energy companies electricity supply profile generally reflects a shortage of economic on-peak electricity, resulting in a net short position (load in excess of supply). Consequently, the GPU Energy companies are generally at risk of rising prices for electricity and electricity-related commodities. These risks may differ during some months of the year. To manage these risks, the GPU Energy companies employ a portfolio approach primarily consisting of two party forward purchases and options, but may also include New York Mercantile Exchange (NYMEX) PJM electricity futures and similar instruments, as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

      The GPU Energy companies' electricity market risks can be price-related, volume-related or cost-related as follows:

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

- Volume-related risk refers to the uncertainty associated with the amount of load the GPU Energy companies are required to serve. Deregulation of the electric utility industry has resulted in the ability of their customers to purchase energy from other electric suppliers. This customer shopping, combined with deviations in weather, which affects customer energy usage can affect the GPU Energy companies' position.

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's deferred energy and capacity cost recovery mechanism (Market Transition Charge). Cost recovery-related risk also refers to the prudency risk associated with future NUG cost recovery under the Restructuring Orders approved by the PaPUC and the NJBPU which require continued mitigation of above market NUG costs.

Market Risk - Natural Gas
-------------------------

      As part of its NUG cost mitigation program, the GPU Energy companies manage the natural gas requirements of certain NUGs that produce and sell energy to JCP&L under long-term contracts. Prudently incurred costs associated with natural gas commodity and transportation for these NUGs are included in JCP&L's BGS rates and Market Transition Charge.

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

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's BGS rates and Market Transition Charge.

Generation Asset Divestiture
----------------------------

      In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all their fossil-fuel and hydroelectric generating stations.

      In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen, a joint venture of PECO Energy and British Energy, for $10 million. As part of the terms of the transaction, AmerGen will assume full responsibility for decommissioning the plant. JCP&L will transfer at closing $430 million of decommissioning trust funds and will fund the station's outage cost, including the fuel reload for the next refueling outage scheduled for the Fall of 2000. AmerGen will repay these outage costs (estimated at $88 million) to JCP&L in nine equal annual installments without interest, beginning one year after the closing. The sale is subject to various conditions including the receipt of satisfactory federal and state regulatory approvals and favorable rulings by the Internal Revenue Service.

Recent Regulatory Actions
-------------------------

New Jersey Restructuring

      In May 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. The Summary Order provides for, among other things, customer choice of electric generation supplier beginning August 1, 1999, rate reductions for all consumers and full recovery of stranded costs. New Jersey utilities began accepting customer selection of suppliers in October 1999. The Summary Order did not address the pending sale of Oyster Creek, because at the time the Summary Order was issued, it was uncertain whether the plant would be sold or retired early. JCP&L is awaiting a more detailed order from the NJBPU.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000 (for additional information, see Financing section of Liquidity and Capital Resources).

Pennsylvania Restructuring

      In 1996,  Pennsylvania adopted comprehensive  legislation (Customer Choice
Act) which provides for the restructuring of that state's electric utility industry. In October 1998, the PaPUC issued amended Restructuring Orders, approving Settlement Agreements entered into by Met-Ed and Penelec, which, among other things, provide customer choice of electric generation supplier beginning January 1, 1999, a 1-year (1999) reduction in retail distribution rates for all consumers and recovery of a substantial portion of what otherwise would have become stranded costs, subject to the results of the generation divestitures. A final determination of stranded cost recovery will be provided for in a Phase II proceeding, which began in early 2000. An appeal by one intervenor in the restructuring proceedings is pending before the Pennsylvania Supreme Court. There can be no assurance as to the outcome of this appeal.

      In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at March 31, 2000 of $267 million. To the extent Penelec incurs above-market NUG costs in excess of the CTC revenues allocated for such costs Penelec may withdraw amounts from the trust.

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

      In April 1999, the Clinton administration introduced the Comprehensive Electricity Competition Act, which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions and the repeal of both PURPA and PUHCA. The flexible mandate allows states to opt out of the mandate if they believe consumers would be better served by an alternative policy.

Nonutility Generation Agreements
--------------------------------

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for terms of up to 20 years.

     The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). The GPU Energy companies have recorded, on a present value basis, a total liability of $3.3 billion (JCP&L $1.7 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs, and JCP&L has recorded a liability of $48 million, on a net present value basis, for above-market utility power purchase agreements, both amounts of which are offset by a corresponding regulatory asset. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

                               ACCOUNTING MATTERS
                               -------------------

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

      In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment tests performed by the GPU Energy companies on the net book values of their remaining generation facilities determined that the net investment in Oyster Creek was impaired. As of March 31, 2000, this resulted in write-downs of $678 million to reflect Oyster Creek's fair market value. The total impairment amount of Oyster Creek has been reestablished as a regulatory asset since the Summary Order provides for its recovery in the restructuring process.

      Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter 2001 and is in the process of evaluating the impact of the implementation of this statement. GPU's use of derivative instruments is intended to manage the risk of interest rate, foreign currency and commodity price fluctuations and may include such transactions as electricity and natural gas forward and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes.

                            (This page intentionally left blank)


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                           ---------------------------

                                                                    In Thousands

                                                         -----------------------------
                                                            March 31,     December 31,
                                                              2000            1999
                                                         ------------     --------
                                                          (Unaudited)
ASSETS

Utility Plant:
  Transmission, distribution and general plant             $11,137,999    $11,240,218
  Generation plant                                             528,342        526,228
                                                            ----------     ----------
      Utility plant in service                              11,666,341     11,766,446
  Accumulated depreciation                                  (3,987,333)    (3,929,963)
                                                            ----------     ----------
      Net utility plant in service                           7,679,008      7,836,483
  Construction work in progress                                197,002        170,317
  Other, net                                                    16,344         18,128
                                                            ----------     ----------
      Net utility plant                                      7,892,354      8,024,928
                                                            ----------     ----------

Other Property and Investments:

  Equity investments                                            87,642         85,756
  Goodwill, net                                              2,507,964      2,615,301
  Nuclear decommissioning trusts, at market (Note 1)           638,091        636,284
  Nuclear fuel disposal trust, at market                       120,114        119,293
  Other, net                                                   839,679        837,415
                                                            ----------     ----------
      Total other property and investments                   4,193,490      4,294,049
                                                            ----------     ----------

Current Assets:
  Cash and temporary cash investments                          653,996        471,548
  Marketable securities                                         29,234         26,946
  Special deposits                                              42,674         42,687
  Accounts receivable:
    Customers, net                                             466,267        445,745
    Other                                                      230,678        185,968
  Unbilled revenues                                            166,785        152,263
  Materials and supplies, at average cost or less:
    Construction and maintenance                                94,894        100,807
    Fuel                                                           484            448
  Deferred income taxes                                         64,490         72,249
  Prepayments                                                  133,235        161,602
                                                            ----------     ----------
      Total current assets                                   1,882,737      1,660,263
                                                            ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                            4,815,094      4,716,246
  Deferred income taxes                                      2,593,453      2,528,393
  Other                                                        482,527        494,203
                                                           -----------     ----------
      Total deferred debits and other assets                 7,891,074      7,738,842
                                                           -----------     ----------



      Total Assets                                        $21,859,655     $21,718,082
                                                           ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets

                           ---------------------------

                                                                In Thousands
                                                             ---------------------
                                                            March 31,     December 31,
                                                              2000            1999
                                                          ------------    -----------
                                                          (Unaudited)
LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $   331,958    $   331,958
  Capital surplus                                            1,011,687      1,011,721
  Retained earnings                                          2,557,496      2,426,350
  Accumulated other comprehensive income/(loss) (Note 5)       (31,739)        (6,341)
                                                            ----------     ----------
      Total                                                  3,869,402      3,763,688
  Reacquired common stock, at cost                            (326,686)      (298,735)
                                                            ----------     ----------
      Total common stockholders' equity                      3,542,716      3,464,953
  Cumulative preferred stock:
    With mandatory redemption                                   73,167         73,167
    Without mandatory redemption                                12,649         12,649
  Subsidiary-obligated mandatorily redeemable
    preferred securities                                       125,000        125,000
  Trust preferred securities                                   200,000        200,000
  Long-term debt                                             5,627,792      5,729,452
                                                            ----------     ----------
      Total capitalization                                   9,581,324      9,605,221
                                                            ----------     ----------

Current Liabilities:

  Securities due within one year                               646,572        581,147
  Notes payable                                              1,221,522      1,293,013
  Bank overdraft                                               236,210        224,585
  Obligations under capital leases                              44,968         48,165
  Accounts payable                                             547,773        489,075
  Taxes accrued                                                376,004        309,509
  Interest accrued                                              83,775         76,246
  Other                                                        674,225        732,110
                                                            ----------     ----------
      Total current liabilities                              3,831,049      3,753,850
                                                            ----------     ----------

Deferred Credits and Other Liabilities:

  Deferred income taxes                                      3,627,077      3,563,078
  Unamortized investment tax credits                            59,411         61,364
  Three Mile Island Unit 2 future costs (Note 1)               500,488        496,944
  Power purchase contract loss liability (Note 1)            3,325,596      3,300,878
  Other                                                        934,710        936,747
                                                            ----------     ----------
      Total deferred credits and other liabilities           8,447,282      8,359,011
                                                            ----------     ----------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                $21,859,655     $21,718,082
                                                           ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                            In Thousands
                                                       (Except Per Share Data)
                                                       -------------------------
                                                            Three Months
                                                           Ended March 31,
                                                       -------------------------
                                                           2000          1999
                                                           ----          ----

Operating Revenues                                     $1,176,444    $1,068,703
                                                        ---------     ---------

Operating Expenses:

  Fuel                                                     19,483        96,476
  Power purchased and interchanged                        411,471       246,509
  Deferred costs, net                                     (33,514)       20,370
  Other operation and maintenance                         257,548       240,124
  Depreciation and amortization                           129,595       117,244
  Taxes, other than income taxes                           51,549        49,347
                                                        ---------     ---------
        Total operating expenses                          836,132       770,070
                                                        ---------     ---------

Operating Income                                          340,312       298,633
                                                        ---------     ---------

Other Income and Deductions:
  Allowance for other funds used during
     construction                                             245            65
  Equity in undistributed earnings
     of affiliates, net                                     3,652        53,252
  Other income, net                                        19,178        49,081
                                                        ---------     ---------
        Total other income and deductions                  23,075       102,398
                                                        ---------     ---------

Income Before Interest Charges

  and Preferred Dividends                                 363,387       401,031
                                                        ---------     ---------

Interest Charges and Preferred Dividends:

  Long-term debt and notes payable                        132,914        81,124
  Trust preferred securities                                3,673           -
  Subsidiary-obligated mandatorily
    redeemable preferred securities                         2,675         7,222
  Other interest                                            2,070         1,565
  Allowance for borrowed funds used
    during construction                                      (830)         (608)
  Preferred stock dividends of subsidiaries, inclusive
    of loss on reacquisition of $1,268 in 1999              2,461         3,920
                                                        ---------     ---------
        Total interest charges and
          preferred dividends                             142,963        93,223
                                                        ---------     ---------

Income Before Income Taxes and Minority Interest          220,424       307,808
  Income taxes                                             88,949       116,266
  Minority interest net income                                477           823
                                                        ---------     ---------

Net Income                                             $  130,998    $  190,719
                                                        =========     =========

Basic - Earnings Per Avg. Common Share                 $     1.08    $     1.49
                                                        =========     =========
      - Avg. Common Shares Outstanding (In Thousands)     121,367       127,652
                                                        =========     =========

Diluted - Earnings Per Avg. Common Share               $     1.08    $     1.49
                                                        =========     =========
        - Avg. Common Shares Outstanding (In Thousands)   121,426       127,926
                                                        =========     =========

Cash Dividends Paid Per Share                          $      .53    $     .515
                                                        =========     =========


The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                       ------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                       -------------------------
                                                             Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                            2000         1999
                                                            ----         ----
Operating Activities:

  Net income                                            $ 130,998    $ 190,719
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         138,634      128,602
    Amortization of property under capital leases           3,209       12,855
    Gain on sale of investments                               -        (38,252)
    Equity in undistributed earnings
      of affiliates, net of distributions received         (2,266)     (48,492)
    Deferred income taxes and investment tax
      credits, net                                         17,778     (345,848)
    Deferred costs, net                                   (33,514)      20,478
  Changes in working capital:
    Receivables                                           (77,853)     (67,716)
    Materials and supplies                                  2,230        2,956
    Special deposits and prepayments                       44,665     (633,054)
    Payables and accrued liabilities                      131,974      386,563
  Nonutility generation contract buyout costs              (5,660)     (34,750)
  Other, net                                              (25,887)      40,808
                                                         --------     --------
     Net cash provided/(required)
       by operating activities                            324,308     (385,131)
                                                         --------     --------

Investing Activities:

  Acquisitions, net of cash acquired                          -       (374,908)
  Capital expenditures and investments                   (111,551)     (82,618)
  Proceeds from sale of investments                           -        894,450
  Contributions to decommissioning trusts                  (7,510)      (8,710)
  Other, net                                               (2,052)      26,295
                                                         --------     --------
     Net cash provided/(required)
       by investing activities                           (121,113)     454,509
                                                         --------     --------

Financing Activities:

  Issuance of long-term debt                               16,142      705,136
  Increase/(decrease) in notes payable, net                87,427     (197,717)
  Retirement of long-term debt                            (50,083)    (382,688)
  Capital lease principal payments                         (5,937)     (10,261)
  Reacquisition of common stock                           (22,383)     (58,138)
  Dividends paid on common stock                          (64,409)     (65,917)
  Redemption of preferred stock of subsidiaries               -        (30,004)
                                                         --------     --------
     Net cash required by financing activities            (39,243)     (39,589)
                                                         --------     --------
Effect of exchange rate changes on cash                    18,496          (43)
                                                         --------     --------

Net increase in cash and temporary

  cash investments from above activities                  182,448       29,746
Cash and temporary cash investments, beginning of year    471,548       72,755
                                                         --------     --------
Cash and temporary cash investments, end of period      $ 653,996    $ 102,501
                                                         ========     ========

Supplemental Disclosure:

  Interest and preferred dividends paid                 $ 134,376    $ 103,264
                                                         ========     ========
  Income taxes paid                                     $   7,074    $   2,374
                                                         ========     ========
  New capital lease obligations incurred                $     -      $     220
                                                         ========     ========
  Common stock dividends declared but not paid          $     -      $     -
                                                         ========     ========



The accompanying notes are an integral part of the consolidated financial statements.


               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------
                                                               In Thousands
                                                         ---------------------------
                                                          March 31,     December 31,
                                                            2000             1999
                                                         ------------     --------
                                                          (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution, and general plant            $3,110,347     $3,097,150
  Generation plant                                            503,209        504,545
                                                            ---------      ---------
      Utility plant in service                              3,613,556      3,601,695
  Accumulated depreciation                                 (1,898,047)    (1,872,422)
                                                            ---------      ---------
      Net utility plant in service                          1,715,509      1,729,273
  Construction work in progress                                90,371         80,671
  Other, net                                                   13,102         14,781
                                                            ---------      ---------
      Net utility plant                                     1,818,982      1,824,725
                                                            ---------      ---------


Other Property and Investments:

  Nuclear decommissioning trusts, at market (Note 1)          397,079        394,941
  Nuclear fuel disposal trust, at market                      120,114        119,293
  Other, net                                                    2,775          1,252
                                                            ---------      ---------
      Total other property and investments                    519,968        515,486
                                                            ---------      ---------


Current Assets:

  Cash and temporary cash investments                          89,885         68,684
  Special deposits                                              3,001          1,035
  Accounts receivable:
    Customers, net                                            149,332        164,099
    Other                                                      89,299         69,688
  Unbilled revenues                                            68,490         78,251
  Fuel inventory, at average cost or less                         243            240
  Deferred income taxes                                           -            1,652
  Prepayments                                                   6,620         23,000
                                                            ---------      ---------
      Total current assets                                    406,870        406,649
                                                            ---------      ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                           2,856,347      2,810,854
  Deferred income taxes                                       207,636        221,668
  Other                                                        34,892         31,615
                                                            ---------      ---------
      Total deferred debits and other assets                3,098,875      3,064,137
                                                            ---------      ---------





      Total Assets                                         $5,844,695     $5,810,997
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.


               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                In Thousands
                                                         ----------------------------
                                                            March 31,     December 31,
                                                             2000             1999
                                                         ------------       --------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $  153,713     $  153,713
  Capital surplus                                             510,769        510,769
  Retained earnings                                           718,987        720,878
  Accumulated other comprehensive income/(loss)(Note 5)             7              7
                                                            ---------      ---------
      Total common stockholder's equity                     1,383,476      1,385,367
  Cumulative preferred stock:
    With mandatory redemption                                  73,167         73,167
    Without mandatory redemption                               12,649         12,649
  Company-obligated mandatorily redeemable
    preferred securities                                      125,000        125,000
  Long-term debt                                            1,133,820      1,133,760
                                                            ---------      ---------
      Total capitalization                                  2,728,112      2,729,943
                                                            ---------      ---------


Current Liabilities:

  Securities due within one year                               10,846         50,846
  Obligations under capital leases                             44,957         48,165
  Accounts payable:
    Affiliates                                                 76,142         60,527
    Other                                                      72,517         82,355
  Taxes accrued                                                50,051         13,079
  Interest accrued                                             27,722         24,523
  Other                                                        33,985         36,169
                                                            ---------      ---------
      Total current liabilities                               316,220        315,664
                                                            ---------      ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                       582,847        570,568
  Unamortized investment tax credits                           30,659         32,114
  Nuclear fuel disposal fee                                   150,054        148,009
  Three Mile Island Unit 2 future costs (Note 1)              125,127        124,241
  Power purchase contract loss liability (Note 1)           1,643,161      1,624,769
  Other                                                       268,515        265,689
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,800,363      2,765,390
                                                            ---------      ---------


Commitments and Contingencies (Note 1)


      Total Liabilities and Capitalization                 $5,844,695     $5,810,997
                                                            =========      =========



The accompanying notes are an integral part of the consolidated financial statements.


              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        --------------------------------
                                   (Unaudited)

                                                            In Thousands
                                                       ---------------------
                                                            Three Months
                                                           Ended March 31,
                                                       ---------------------
                                                         2000          1999
                                                         ----          ----

Operating Revenues                                     $452,745      $516,889
                                                        -------       -------

Operating Expenses:

  Fuel                                                    5,867        22,117
  Power purchased and interchanged:
    Affiliates                                           20,276        15,949
    Others                                              194,122       153,450
  Deferred costs, net                                   (33,514)       20,370
  Other operation and maintenance                        98,127       107,846
  Depreciation and amortization                          56,143        62,696
  Taxes, other than income taxes                         15,729        21,334
                                                        -------       -------
     Total operating expenses                           356,750       403,762
                                                        -------       -------

Operating Income                                         95,995       113,127
                                                        -------       -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                            216            54
  Other income, net                                       5,432         3,019
                                                        -------       -------
     Total other income and deductions                    5,648         3,073
                                                        -------       -------

Income Before Interest Charges                          101,643       116,200
                                                        -------       -------

Interest Charges:

  Long-term debt and notes payable                       23,262        23,190
  Company-obligated mandatorily

    redeemable preferred securities                       2,675         2,675
  Other interest                                            152           195
  Allowance for borrowed funds used
    during construction                                    (346)         (232)
                                                        -------       -------
     Total interest charges                              25,743        25,828
                                                        -------       -------

Income Before Income Taxes                               75,900        90,372
  Income taxes                                           30,330        36,675
                                                         ------       -------

Net Income                                               45,570        53,697
  Preferred stock dividends                               2,461         2,432
                                                        -------       -------
Earnings Available for Common Stock                    $ 43,109      $ 51,265
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


              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows

                      -------------------------------------
                                   (Unaudited)

                                                            In Thousands
                                                        ---------------------
                                                            Three Months
                                                            Ended March 31,
                                                        ---------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:

  Net income                                            $  45,570    $  53,697
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          64,494       70,278
    Amortization of property under capital leases           3,209        7,546
    Deferred income taxes and investment tax
      credits, net                                          7,135        9,463
    Deferred costs, net                                   (33,514)      20,478
  Changes in working capital:
    Receivables                                             4,917      (23,979)
    Materials and supplies                                    (83)      13,309
    Special deposits and prepayments                       14,414       19,823
    Payables and accrued liabilities                       43,830        5,253
  Nonutility generation contract buyout costs                 -        (30,000)
  Other, net                                                 (330)      25,925
                                                         --------     --------
     Net cash provided by operating activities            149,642      171,793
                                                         --------     --------

Investing Activities:

  Capital expenditures and investments                    (24,411)     (27,972)
  Contributions to decommissioning trusts                  (5,917)      (7,228)
  Other, net                                               (4,100)       4,596
                                                         --------     --------
     Net cash required by for investing activities        (34,428)     (30,604)
                                                         --------     --------

Financing Activities:

  Decrease in notes payable, net                              -        (93,444)
  Retirement of long-term debt                            (40,000)         -
  Capital lease principal payments                         (5,937)      (4,819)
  Dividends paid on common stock                          (45,000)     (30,000)
  Dividends paid on preferred stock                        (3,076)      (2,432)
                                                         --------     --------
     Net cash required by financing activities            (94,013)    (130,695)
                                                         --------     --------

Net increase in cash and temporary

  cash investments from above activities                   21,201       10,494
Cash and temporary cash investments, beginning of year     68,684        1,850
                                                         --------     --------
Cash and temporary cash investments, end of period      $  89,885    $  12,344
                                                         ========     ========


Supplemental Disclosure:

  Interest and preferred dividends paid                 $  25,024    $  25,248
                                                         ========     ========
  Income taxes paid                                     $     190    $  (2,804)
                                                         ========     ========
  New capital lease obligations incurred                $     -      $      54
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                              In Thousands
                                                        ---------------------------
                                                          March 31,     December 31,
                                                            2000             1999
                                                         ------------     --------
                                                          (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution and general plant             $1,505,806     $1,500,417
  Generation plant                                             25,133         21,683
                                                            ---------      ---------
      Utility plant in service                              1,530,939      1,522,100
  Accumulated depreciation                                   (470,211)      (462,709)
                                                            ---------      ---------
      Net utility plant in service                          1,060,728      1,059,391
  Construction work in progress                                24,768         25,329
  Other, net                                                      643            643
                                                            ---------      ---------
      Net utility plant                                     1,086,139      1,085,363
                                                            ---------      ---------


Other Property and Investments:

  Nuclear decommissioning trusts, at market (Note 1)          144,617        144,261
  Other, net                                                    3,010          3,010
                                                            ---------      ---------
      Total other property and investments                    147,627        147,271
                                                            ---------      ---------


Current Assets:

  Cash and temporary cash investments                             686         10,899
  Special deposits                                                161            160
  Accounts receivable:
    Customers, net                                             62,638         60,188
    Other                                                      91,796        123,444
  Unbilled revenues                                            27,347         28,956
  Deferred income taxes                                         2,945          2,945
  Prepayments                                                  15,307         16,715
                                                            ---------      ---------
      Total current assets                                    200,880        243,307
                                                            ---------      ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                           1,265,460      1,232,865
  Deferred income taxes                                       735,309        738,189
  Other                                                        41,721         41,198
                                                            ---------      ---------
      Total deferred debits and other assets                2,042,490      2,012,252
                                                            ---------      ---------







      Total Assets                                        $3,477,136      $3,488,193
                                                           =========       =========


The accompanying notes are an integral part of the consolidated financial statements.


                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                In Thousands
                                                         ----------------------------
                                                           March 31,      December 31,
                                                             2000             1999
                                                         -----------      --------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $   66,273     $   66,273
  Capital surplus                                             400,200        400,200
  Retained earnings                                            30,074         13,581
  Accumulated other comprehensive income (Note 5)              20,635         21,363
                                                            ---------      ---------
       Total common stockholder's equity                      517,182        501,417
  Trust preferred securities                                  100,000        100,000
  Long-term debt                                              496,884        496,883
                                                            ---------      ---------
      Total capitalization                                  1,114,066      1,098,300
                                                            ---------      ---------


Current Liabilities:

  Securities due within one year                               50,025         50,025
  Notes payable                                                26,477            -
  Accounts payable:
    Affiliates                                                 49,083        125,179
    Other                                                      31,577         30,106
  Taxes accrued                                                44,473         35,976
  Interest accrued                                             11,702         16,738
  Other                                                        16,861         18,208
                                                            ---------      ---------
      Total current liabilities                               230,198        276,232
                                                            ---------      ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                     1,004,839        993,427
  Unamortized investment tax credits                           14,798         15,010
  Three Mile Island Unit 2 future costs (Note 1)              250,152        248,381
  Nuclear fuel disposal fee                                    33,892         33,430
  Power purchase contract loss liability (Note 1)             742,450        735,833
  Other                                                        86,741         87,580
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,132,872      2,113,661
                                                            ---------      ---------



Commitments and Contingencies (Note 1)





      Total Liabilities and Capitalization                 $3,477,136     $3,488,193
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.


                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------

                                   (Unaudited)

                                                            In Thousands
                                                       -------------------------
                                                            Three Months
                                                           Ended March 31,
                                                       -------------------------
                                                         2000          1999
                                                         ----          ----

Operating Revenues                                     $203,056      $229,157
                                                        -------       -------

Operating Expenses:

  Fuel                                                      -          25,629
  Power purchased and interchanged:
    Affiliates                                               52         2,208
    Others                                               92,498        40,958
  Other operation and maintenance                        28,000        51,915
  Depreciation and amortization                          15,804        19,129
  Taxes, other than income taxes                         11,383        13,066
                                                        -------       -------
     Total operating expenses                           147,737       152,905
                                                        -------       -------

Operating Income                                         55,319        76,252
                                                        -------       -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                             29            11
  Other income, net                                       2,771         1,133
                                                        -------       -------
     Total other income and deductions                    2,800         1,144
                                                        -------       -------

Income Before Interest Charges                           58,119        77,396
                                                        -------       -------

Interest Charges:

  Long-term debt and notes payable                       11,935        12,088
  Trust preferred securities                              1,838           -
  Company-obligated mandatorily
    redeemable preferred securities                         -           2,250
  Other interest                                            526           422
  Allowance for borrowed funds used
    during construction                                    (184)         (176)
                                                        -------       -------
     Total interest charges                              14,115        14,584
                                                        -------       -------

Income Before Income Taxes                               44,004        62,812
  Income taxes                                           17,511        29,980
                                                        -------       -------

Net Income                                               26,493        32,832
  Preferred stock dividends                                 -              66
  Loss on preferred stock reacquisition                     -             542
                                                        -------       -------
Earnings Available for Common Stock                    $ 26,493      $ 32,224
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


                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows

                      -------------------------------------
                                   (Unaudited)

                                                            In Thousands
                                                       -------------------------
                                                            Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:
  Net income                                            $  26,493    $  32,832
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          15,883       22,223
    Amortization of property under capital leases             -          3,540
    Deferred income taxes and investment tax
      credits, net                                          6,211       13,356
  Changes in working capital:
    Receivables                                            29,198      (11,395)
    Materials and supplies                                    -          9,506
    Special deposits and prepayments                        1,407      (11,578)
    Payables and accrued liabilities                      (72,510)     (12,930)
  Nonutility generation contract buyout costs              (1,250)      (1,250)
  Other, net                                              (18,983)     (26,607)
                                                         --------     --------
     Net cash provided/(required)
      by operating activities                             (13,551)      17,697
                                                         ---------    --------

Investing Activities:
  Capital expenditures and investments                    (11,556)     (15,294)
  Contributions to decommissioning trusts                  (1,583)      (1,482)
  Other, net                                                  -            (10)
                                                         --------     --------
     Net cash required by investing activities            (13,139)     (16,786)
                                                         --------     --------

Financing Activities:
  Increase in notes payable, net                           26,477       36,160
  Capital lease principal payments                            -         (3,619)
  Redemption of preferred stock                               -        (12,598)
  Dividends paid on common stock                          (10,000)     (30,000)
  Dividends paid on preferred stock                           -            (66)
  Contribution from parent corporation                        -         15,000
                                                         --------      -------
     Net cash provided   by financing activities           16,477        4,877
                                                         --------      -------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                       (10,213)       5,788
Cash and temporary cash investments, beginning of year     10,899          442
                                                         --------     --------
Cash and temporary cash investments, end of period      $     686    $   6,230
                                                         ========     ========


Supplemental Disclosure:

  Interest and preferred dividends paid                 $  18,448    $  20,374
                                                         ========     ========
  Income taxes paid                                     $   3,276    $   1,902
                                                         ========     ========
  New capital lease obligations incurred                $     -      $     111
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                              In Thousands
                                                         ---------------------------
                                                           March 31,      December 31,
                                                             2000             1999
                                                         ------------     --------
                                                          (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution and general plant             $1,743,060     $1,732,386
  Accumulated depreciation                                   (564,006)      (552,449)
                                                            ---------      ---------
      Net utility plant in service                          1,179,054      1,179,937
  Construction work in progress                                31,540         30,329
  Other, net                                                    2,598          2,704
                                                            ---------      ---------
      Net utility plant                                     1,213,192      1,212,970
                                                            ---------      ---------


Other Property and Investments:

  Nonutility generation trusts, at market                     267,312        266,700
  Nuclear decommissioning trusts, at market (Note 1)           96,395         97,082
  Other, net                                                      658          1,233
                                                            ---------      ---------
      Total other property and investments                    364,365        365,015
                                                            ---------      ---------


Current Assets:

  Cash and temporary cash investments                             129         32,250
  Special deposits                                                233            233
  Accounts receivable:
    Customers, net                                             71,716         69,752
    Other                                                      66,012         40,204
  Unbilled revenues                                            28,730         30,836
  Deferred income taxes                                         7,589          7,589
  Prepayments                                                  18,385         15,484
                                                            ---------      ---------
      Total current assets                                    192,794        196,348
                                                            ---------      ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                             693,287        672,527
  Deferred income taxes                                     1,216,379      1,225,150
  Other                                                        23,711         23,781
                                                            ---------      ---------
      Total deferred debits and other assets                1,933,377      1,921,458
                                                            ---------      ---------




      Total Assets                                         $3,703,728     $3,695,791
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.


             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                 In Thousands
                                                         ----------------------------
                                                           March 31,      December 31,
                                                             2000             1999
                                                         ------------     -----------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $  105,812     $  105,812
  Capital surplus                                             285,486        285,486
  Retained earnings                                            41,207         59,265
  Accumulated other comprehensive income (Note 5)              10,252         10,619
                                                            ---------      ---------
      Total common stockholder's equity                       442,757        461,182
  Trust preferred securities                                  100,000        100,000
  Long-term debt                                              424,687        424,641
                                                            ---------      ---------
      Total capitalization                                    967,444        985,823
                                                            ---------      ---------


Current Liabilities:

  Securities due within one year                                   13             13
  Notes payable                                               121,200         53,600
  Obligations under capital leases                                 11            -
  Accounts payable:
    Affiliates                                                 15,143         66,223
    Other                                                      32,587         34,845
  Taxes accrued                                               114,812        108,005
  Interest accrued                                             13,156          6,588
  Other                                                        17,484         17,567
                                                            ---------      ---------
      Total current liabilities                               314,406        286,841
                                                            ---------      ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                     1,248,385      1,250,490
  Unamortized investment tax credits                           13,954         14,240
  Three Mile Island Unit 2 future costs (Note 1)              125,209        124,322
  Nuclear fuel disposal fee                                    16,948         16,717
  Power Purchase contract loss liability (Note 1)             939,985        940,276
  Other                                                        77,397         77,082
                                                            ---------      ---------
      Total deferred credits and other liabilities          2,421,878      2,423,127
                                                            ---------      ---------


Commitments and Contingencies (Note 1)





      Total Liabilities and Capitalization                 $3,703,728     $3,695,791
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


                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                        ---------------------
                                                             Three Months
                                                             Ended March 31,
                                                        ---------------------
                                                         2000          1999
                                                         ----          ------

Operating Revenues                                     $220,105      $246,249
                                                        -------       -------

Operating Expenses:

  Fuel                                                      -          36,544
  Power purchased and interchanged:
    Affiliates                                              157         1,562
    Others                                              105,013        39,031
  Other operation and maintenance                        38,806        59,403
  Depreciation and amortization                          11,534        23,053
  Taxes, other than income taxes                         10,963        14,014
                                                        -------       -------
     Total operating expenses                           166,473       173,607
                                                        -------       -------

Operating Income                                         53,632        72,642
                                                        -------       -------

Other Income and Deductions:

  Other income, net                                         847        38,909
                                                        -------       -------
     Total other income and deductions                      847        38,909
                                                        -------       -------

Income Before Interest Charges                           54,479       111,551
                                                        -------       -------

Interest Charges:

  Long-term debt and notes payable                        7,277        13,428
  Trust preferred securities                              1,835           -
  Company-obligated mandatorily
    redeemable preferred securities                         -           2,297
  Other interest                                            296           407
  Allowance for borrowed funds used
    during construction                                    (300)         (200)
                                                        -------       -------

     Total interest charges                               9,108        15,932
                                                        -------       -------

Income Before Income Taxes                               45,371        95,619
  Income taxes                                           18,429        30,129
                                                        -------       -------

Net Income                                               26,942        65,490
  Preferred stock dividends                                 -             154
  Loss on preferred stock reacquisition                     -             726
                                                        -------       -------
Earnings Available for Common Stock                    $ 26,942      $ 64,610
                                                        =======       =======






The accompanying notes are an integral part of the consolidated financial statements.


                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                     --------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                      ----------------------
                                                             Three Months
                                                            Ended March 31,
                                                      ---------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:

  Net income                                            $  26,942    $  65,490
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          12,271       22,732
    Amortization of property under capital leases             -          1,769
    Gain on sale of investment                                -        (38,252)
    Deferred income taxes and investment tax
      credits, net                                          8,885     (307,797)
  Changes in working capital:
    Receivables                                           (27,771)      (8,184)
    Materials and supplies                                    -         32,169
    Special deposits and prepayments                       (2,901)    (611,092)
    Payables and accrued liabilities                      (40,047)     312,561
  Nonutility generation contract buyout costs              (4,410)      (3,500)
  Other, net                                              (18,286)     (43,610)
                                                         --------     --------
     Net cash required by operating activities            (45,317)    (577,714)
                                                         --------     --------

Investing Activities:

  Capital expenditures and investments                    (11,494)     (15,868)
  Proceeds from sale of investments                           -        894,450
  Contributions to decommissioning trusts                     (10)         -
  Other, net                                                2,100          911
                                                         --------     --------
     Net cash provided/(required)
       by investing activities                            ( 9,404)     879,493
                                                         ---------    --------

Financing Activities:

  Increase/(decrease) in notes payable, net                67,600      (86,023)
  Redemption of preferred stock                               -        (17,406)
  Capital lease principal payments                            -         (1,823)
  Dividends paid on common stock                          (45,000)    (180,000)
  Dividends paid on preferred stock                           -           (154)
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                             22,600     (285,406)
                                                         --------     --------

Net increase/(decrease) in cash and temporary

  cash investments from above activities                  (32,121)      16,373
Cash and temporary cash investments, beginning of year     32,250        2,750
                                                         --------     --------
Cash and temporary cash investments, end of period      $     129    $  19,123
                                                         ========     ========


Supplemental Disclosure:

  Interest and preferred dividends paid                 $   2,031    $  25,169
                                                         ========     ========
  Income taxes paid                                     $   3,400    $   3,409
                                                         ========     ========
  New capital lease obligations incurred                $     -      $      55
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies

             COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric and gas transmission and distribution systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1999 Annual Report on Form 10-K. The December 31, 1999 balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by accounting principles generally accepted in the US, see the 1999 Annual Report on Form 10-K.

1.    COMMITMENTS AND CONTINGENCIES

             COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

Generation Asset Divestiture:
----------------------------

      In 1999, the GPU Energy companies completed the sales of Three Mile Island Unit 1 (TMI-1) nuclear generating station and substantially all of their fossil and hydroelectric generating stations. In October 1999, JCP&L agreed to sell Oyster Creek nuclear generating station (Oyster Creek) to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for $10 million and reimbursement of the cost (estimated at $88 million) of the next scheduled refueling outage. The sale is subject to various conditions, including the receipt of various federal and state regulatory approvals and favorable rulings by the Internal Revenue Service. It is currently anticipated that the sale will close in the Summer of 2000.

      JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its March 31, 2000 book value of $22 million. There can be no assurance as to the outcome of this matter.

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

      In 1998, the Pennsylvania Public Utility Commission (PaPUC) issued Restructuring Orders to Met-Ed and Penelec which, among other things, provide for Met-Ed and Penelec's recovery of a substantial portion of what otherwise would have become stranded costs, and provide for a Phase II proceeding following the completion of their generation divestitures to make a final determination of the extent of that stranded cost recovery. An appeal by one intervenor in the restructuring proceedings is pending before the Pennsylvania Supreme Court. There can be no assurance as to the outcome of this appeal.

      On January 31, 2000, Met-Ed and Penelec submitted Phase II Reports to the PaPUC addressing actual net divestiture proceeds and reconciliation of stranded costs pursuant to the 1998 Restructuring Orders. The PaPUC and other parties, which participated in the 1998 Restructuring Orders, are currently reviewing the Reports. There can be no assurance as to the outcome of this matter.

      In May 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. The Summary Order provides for, among other things, customer choice of electric generation supplier beginning August 1, 1999 and full recovery of stranded costs. The Summary Order did not address the pending sale of Oyster Creek, because at the time the Summary Order was issued, it was uncertain whether the plant would be sold or retired early. JCP&L is awaiting a final order from the NJBPU.

      As a result of the NJBPU and the PaPUC restructuring decisions, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have largely divested their generation business, there will be increased market risks associated with supplying that electricity, since the GPU Energy companies will have to supply electricity to non-shopping customers entirely from contracted and open market purchases. While JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers, Met-Ed and Penelec are generally unable to recover their energy costs in excess of established rate caps. While management has implemented an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

Generation Agreements:
---------------------

      The  evolving  competitive   generation  market  has  created  uncertainty
regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to seek shorter-term agreements offering more flexibility. The GPU Energy companies' supply plan focuses on short- to intermediate-term commitments (one month to three years) covering times of expected high energy price volatility (that is, peak demand periods) and reliance on spot market purchases during other periods.

      As of March 31, 2000, the GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy. Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements and the timing of the pending Oyster Creek sale, are estimated to be $607 million in 2000, $578 million in 2001, $313 million in 2002, $137 million in 2003 and $44 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with non-utility generators (NUGs) for the purchase of energy and capacity, which agreements have remaining terms of up to 20 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The following table shows actual payments from 1998 through March 31, 2000, and estimated payments thereafter through 2005:

                          Payments Under NUG Agreements
                          -----------------------------
                                 (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

      1998                 788        403         174         211
      1999                 774        388         167         219
      2000                 735        382         139         214
      2001                 727        389         136         202
      2002                 731        391         140         200
      2003                 747        398         144         205
      2004                 763        403         148         212
      2005                 747        390         152         205

      The NJBPU Summary Order and PaPUC Restructuring Orders provide the GPU Energy companies assurance of full recovery of their NUG costs (including above-market NUG costs and certain buyout costs). The GPU Energy companies have recorded, on a present value basis, a total liability of $3.3 billion (JCP&L $1.7 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs, and JCP&L has recorded a liability of $48 million, on a net present value basis, for above-market utility power purchase agreements, both amounts of which are offset by a corresponding regulatory asset. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

      In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provided for the recovery of costs associated with the buyout of the Freehold Cogeneration power purchase agreement (Freehold buyout). The NJBPU approved the cost recovery of up to $135 million, over a seven-year period, on an interim basis subject to refund. The NJBPU's Summary Order provides for the continued recovery of the Freehold buyout in the Market Transition Charge (MTC), but has not altered the interim nature of such recovery, pending a final decision by the NJBPU. There can be no assurance as to the outcome of this matter.

                               ACCOUNTING MATTERS
                               ------------------

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),
"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101", with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the March 31, 2000 and December 31, 1999 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiary Companies
----------------------------------
                                                       (in thousands)
                                                ----------------------------
                                                   March 31,     December 31,
                                                     2000           1999
                                                -------------    ------------
Market transition charge (MTC) / basic
  generation service                               $2,397,387    $2,359,529
Competitive transition charge (CTC)                   808,736       803,064
Reserve for generation divestiture                    537,957       536,904
Power purchase contract loss not in CTC               369,290       369,290
Costs recoverable through distribution rates          291,005       296,842
Income taxes recoverable through future rates, net    286,910       280,268
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                               101,766       100,794
Societal benefits charge                              108,541       116,941
Above-market deferred NUG costs                      (214,318)     (252,348)
Net divestiture proceeds recoverable through MTC       59,414        37,542
Other, net                                             68,406        67,420
                                                    ---------     ---------
     Total regulatory assets, net                  $4,815,094    $4,716,246
                                                    =========     =========

JCP&L
-----

MTC / basic generation service                    $2,397,387     $2,359,529
Costs recoverable through distribution rates         291,005        296,842
Societal benefits charge                             108,541        116,941
Net divestiture proceeds recoverable through MTC      59,414         37,542
                                                   ---------       --------
     Total regulatory assets, net                 $2,856,347     $2,810,854
                                                   =========      =========

Met-Ed
------

CTC                                               $  597,280     $  591,316
Power purchase contract loss not in CTC              271,270        271,270
Reserve for generation divestiture                   141,029        137,037
Income taxes recoverable through future rates, net   124,311        115,713
TMI-2 decommissioning costs                           65,363         65,455
Other, net                                            66,207         52,074
                                                   ---------      ---------
     Total regulatory assets, net                 $1,265,460     $1,232,865
                                                   =========      =========

Penelec
-------

Reserve for generation divestiture                $  396,928     $  399,867
Above-market deferred NUG costs                     (228,934)      (252,893)
CTC                                                  211,456        211,748
Income taxes recoverable through future rates, net   162,599        164,555
Power purchase contract loss not in CTC               98,020         98,020
Other, net                                            53,218         51,230
                                                   ---------      ---------
     Total regulatory assets, net                 $  693,287     $  672,527
                                                   =========      =========

      Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. GPU will be required to include its derivative transactions on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon the intended use and designation of the derivative as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. GPU will adopt FAS 133 in the first quarter 2001 and is in the process of evaluating the impact of the implementation of this statement. GPU's use of derivative instruments is intended to manage the risk of interest rate, foreign currency and commodity price fluctuations and may include such transactions as electricity and natural gas forward and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes.

                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million. In addition, JCP&L has agreed to sell Oyster Creek to AmerGen for $10 million and reimbursement of the cost (estimated at $88 million) of the next refueling outage. JCP&L's net investment, including nuclear fuel, in Oyster Creek as of March 31, 2000 and December 31, 1999 was $10 million. The net investment reflects the impairment write-down resulting from the proposed sale of the facility to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%. JCP&L's net investment in TMI-2 as of March 31, 2000 and December 31, 1999 was $59 million and $61 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

TMI-2:
-------
      As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan and (c) an indemnity agreement with the Nuclear Regulatory Commission (NRC) for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million.

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

      GPU, Inc. and the GPU Energy companies believe that the Third Circuit has misinterpreted the record before the District Court as it applies to the non-test case plaintiffs, and in November 1999, filed petitions seeking a rehearing and reconsideration of the Court's decision regarding the remaining claims. The "test case" plaintiffs also requested a rehearing of the Court's decision upholding the dismissal of their claims. In January 2000, the Court of Appeals denied both petitions. In April 2000, GPU, Inc. and the GPU Energy companies filed a petition with the US Supreme Court seeking review of the Third Circuit Court of Appeals decision. The plaintiffs have also sought Supreme Court review. There can be no assurance as to the outcome of this litigation.

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

      In 1995, a consultant to GPUN performed site-specific studies of TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. Under NRC regulations, JCP&L is making periodic payments to complete the funding for Oyster Creek retirement costs by the end of the plant's license term of 2009. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the pending sale is not completed and the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning of TMI-2 and Oyster Creek in 2014 and 2009, respectively, are as follows (in 2000 dollars):

                                             (in millions)
                                                          Oyster
                                         TMI-2            Creek
                                         -----            -----

Radiological decommissioning              $439             $596
Nonradiological cost of removal             35*              32
                                           ---              ---
   Total                                  $474             $628
                                           ===              ===

* Net of $12.6 million spent as of March 31, 2000.

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

      The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in 2000. An early shutdown would increase the retirement costs shown above to $637 million ($605 million for radiological decommissioning and $32 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982. For additional information, see OTHER COMMITMENTS AND CONTINGENCIES section.

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

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of March 31, 2000 and December 31, 1999 are $500 million (JCP&L $125 million; Met-Ed $250 million; Penelec $125 million) and $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 2000 and 1999 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) as of March 31, 2000 and December 31, 1999, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $500 million liability as of March 31, 2000 is $199 million (JCP&L $15 million; Met-Ed $147 million; Penelec $37 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $354 million (JCP&L $113 million; Met-Ed $145 million; Penelec $96 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

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

      As of March 31, 2000, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $78 million (JCP&L $19.5 million; Met-Ed $39 million; Penelec $19.5 million), which is based on the 1995 site-specific study estimates (in 2000 dollars).

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

      GPU has been  formally  notified by the  Environmental  Protection  Agency
(EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

                  JCP&L   MET-ED   PENELEC   GPUN     GPU, INC.   TOTAL
                  -----   ------   -------   ----     ---------   -----

                    6       4         2        1          1        11

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of March 31, 2000, a liability of approximately $6 million was recorded for nine PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1 million of past response costs as of December 31, 1999. The EPA estimates the total Site cleanup costs at approximately $4.2 million. Consultants to Chesapeake have estimated the remaining remediation ground water costs to be approximately $11.3 million to $19 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. As of March 31, 2000, if the statutory maximum were applied, the total amount of penalties would be approximately $36.5 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

      In connection with the 1999 sale of its Seward Generation Station to Sithe Energies, Penelec has assumed up to $6 million of remediation costs associated with certain coal mine refuse piles which are the subject of an earlier consent decree with the Pennsylvania Department of Environmental Protection. Penelec expects recovery of these remediation costs in Phase II of its restructuring proceeding and has recorded a corresponding regulatory asset.

      JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 2000, JCP&L has spent approximately $37 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $52 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $52 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. As of March 31, 2000, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $45 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites, and has settled with all but one of those insurance carriers.

                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

Class Action Litigation:
-----------------------

GPU Energy

      In July 1999, New Jersey experienced a severe heat storm that resulted in major power outages and temporary service interruptions, which affected JCP&L's service territory. As a result, the NJBPU initiated an investigation into the reliability of the transmission and distribution systems of all New

Jersey utilities and their response to power outages. This investigation was completed in April 2000, resulting in Phase I and Phase II Reports. Both Reports contain, among other things, recommendations as to certain actions that should be undertaken by JCP&L, and were adopted by NJBPU orders requiring JCP&L to act on the recommendations and to report back on such implementation. JCP&L has begun to act on these recommendations. The NJBPU order adopting the Phase II Report stated that there is not a prima facie case demonstrating that overall JCP&L provided unsafe, inadequate or improper service to its customers. In addition, two class action lawsuits were commenced in New Jersey Superior Court in July 1999 against GPU, Inc. and JCP&L, seeking both compensatory and punitive damages for alleged losses suffered due to service interruptions. The GPU defendants originally requested the Court to stay or dismiss the litigation in deference to the NJBPU's primary jurisdiction. The Court denied the motion, consolidated the two actions, and certified them as class actions on behalf of a class that includes JCP&L customers as well as "all dependents, tenants, employees, and other intended beneficiaries of customers who suffered damages as a result" of the outages. In January 2000 the Appellate Division agreed to review the Court's decision on primary jurisdiction. The NJBPU has filed a brief with the Appellate Division stating its view that its adoption of the Phase II Report completed its exercise of its primary jurisdiction. In response to GPU's demand for a statement of damages, the plaintiffs have stated that they are seeking damages of $700 million, subject to the results of pre-trial discovery. GPU has notified its insurance carriers who have reserved their rights to contest coverage under GPU's insurance policies for losses, which GPU may incur. There can be no assurance as to the outcome of these matters.

GPU Electric

      As a result of the September 1998 fire and explosion at the Longford natural gas plant in Victoria, Australia, Victorian gas users (plaintiffs) have brought a class action in the Australian Federal Court against Esso Australia Limited and its affiliate (Esso), the owner and operator of the plant, for losses suffered due to the lack of natural gas supply and related damages. The plaintiffs claim that Esso was, among other things, negligent in designing, maintaining and operating the Longford plant and also assert claims under Australian fair trade practices law.

      Esso has joined as third party defendants the State of Victoria (State) and various State-owned entities which operated the Victorian gas industry prior to its privatization, including Transmission Pipelines Australia (TPA) and its affiliate Transmission Pipelines (Assets) Australia (TPAA). GPU, Inc., through GPU GasNet, acquired the assets of TPA and the shares of TPAA from the State in June 1999. Esso asserts that the State and the gas industry were negligent in that, among other things, they failed to ensure that the gas system would provide a secure supply of gas to users and also asserts claims under the Australian fair trade practices law. In addition, GPU GasNet and other private entities (Buyers) that purchased the Victorian gas assets from the State have joined Esso as third party defendants. Esso asserts that if the gas industry is liable as alleged, that liability has been transferred to the Buyers as part of the State's privatization process.

      Under the acquisition agreement with the State, GPU GasNet has indemnified TPA and the State against third party claims arising out of, among other things, the operation of TPA's business. TPA and the State have commenced proceedings against GPU GasNet to enforce the indemnity in respect of any liability that may flow to TPA as a result of Esso's claim.

     GPU GasNet and TPAA have filed answers denying liability to Esso, which could be material, and intend shortly to file an answer denying liability to the State and TPA. GPU GasNet and TPAA have notified their insurance carriers of this action. The insurers have reserved their rights to deny coverage. There can be no assurance as to the outcome of this matter.

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and the GPUI Group. As of March 31, 2000, GPU, Inc.'s investment in GPU Electric and the GPUI Group was $1.06 billion and $250.2 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $1.05 billion and $29.9 million (including $8.7 million of guarantees related to domestic operations) of GPU Electric and GPUI Group outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU Electric

      On May 5, 2000, final bids for the purchase of GPU PowerNet and GPU GasNet (the Australian companies) were received. GPU had previously announced its intention to sell all, or at least 50%, of the Australian companies, for which it paid approximately $1.9 billion (GPU PowerNet) and $675 million (GPU GasNet) in 1997 and 1999, respectively. GPU is continuing to evaluate these bids and negotiate with bidders. In the event the sale is consummated, GPU estimates that it will receive less than book value for the assets, in an amount which would be material, in addition to recognizing a foreign exchange loss of approximately $132 million, pre-tax. GPU also expects to seek additional funds in order to repay loans in connection with the acquisition of the Australian companies either through new financings or other asset sales. If these efforts to complete the sale are unsuccessful, GPU intends to pursue other financing arrangements and/or asset sales so that it may maintain its debt ratios consistent with the requirements of its various loan agreements.

      On June 2, 2000, approximately $225 million of GPU GasNet bank debt matures. GPU GasNet has a commitment from a bank for a three-month extension during which time it will seek longer term refinancing of the debt. GPU is unable to evaluate what effect not selling the Australian companies would have on the terms of those companies' future financing requirements.

    In addition, GPU had planned to use the net cash proceeds raised from the sales of the Australian companies and from JCP&L's planned asset securitization financing to repay short-term debt incurred in connection with domestic acquisitions and investments made during 2000. An inability to complete the sale of the Australian companies, or a sale for substantially less than their book value, coupled with a delay in the securitization financing (due to a pending challenge to another utility's NJBPU restructuring order), will delay the repayment of this outstanding debt and, at least in the short term, restrict GPU's access to funds for its acquisition program.

      Midlands has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which was originally scheduled to begin commercial operation in late 1998. In June 1999, certain Project lenders for the Uch Power Project issued notices of default to the Project sponsors (including Midlands) for, among other things, failure to pay principal and interest under various loan agreements. In November 1999, the Project sponsors and lenders reached an agreement under which repayment of the construction loan will be extended, principal and interest payments deferred, and the sponsors will fund the completion of the plant through the remaining equity contribution commitments. Testing of the plant has begun, but the start of commercial operations has been further delayed pending the resolution of certain technical problems, which are being addressed.

      Uch has renegotiated several of the project agreements with the Government of Pakistan and its agencies. In April 2000, Uch signed a Memorandum of Understanding with Pakistani authorities, in which it agreed, among other things, to accept a reduction in the power purchase tariff averaging approximately 8% over the project term. The agreement also extends the term of the project from 22 to 30 years. Commercial operations are now planned to commence on June 1, 2000. There remains risk that project revenues may be delayed due to the poor economic situation in Pakistan.

      Midlands' investment in the Uch Power Project as of March 31, 2000 was approximately $34.7 million, plus a guarantee letter of credit of $5.2 million, and its share of the projected completion costs represents an additional $6.3 million commitment. Cinergy Corp. has agreed to fund up to an aggregate of $20 million of the required capital contributions and/or certain future "cash losses," which could be incurred on the Uch Power Project. Cinergy has reimbursed Midlands for $3.7 million of capital contributions as of March 31, 2000, leaving a remaining commitment of up to $16.3 million. There can be no assurance as to the outcome of this matter.

      As part of the 1999 sale of the Midlands' supply business and the purchase of the 50% of Midlands that GPU did not already own, certain long-term obligations under natural gas supply contracts were retained. Most of these contracts were at fixed prices in excess of the market price of gas as of March 31, 2000. A liability was previously established for the estimated loss under such contracts, which extend to September 2005. The estimated liability as of March 31, 2000 was $47 million.

GPUI Group

      On July 9, 1999, DIAN (the Colombian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA, an investment in which GPU Power has a 29% interest) 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation. The failure to give notice of this Special Requirement to the US Export Import Bank may be asserted as an event of default under the loan agreement. The occurrence of an event of default would entitle TEBSA's lenders to accelerate the payment of outstanding loans of TEBSA and require payment of certain standby equity commitments by TEBSA's shareholders and equity guarantors, which include a subsidiary of GPU Power and GPU, Inc., respectively. The lenders have not asserted that an event of default has occurred or indicated whether they will pursue remedies under the project financing documents. As of March 31, 2000, GPU Power has an investment of approximately $85.5 million in TEBSA and GPU, Inc. has guaranteed $21.3 million in standby equity commitments. There can be no assurance as to the outcome of these matters.

GPU Telcom

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. will own 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

     In April 2000,  GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunication services and marketing expertise with utilities' existing fiber networks and natural positioning in serving retail markets. GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

Other:
-----

      Concurrent with GPU's July 1999 acquisition of the 50% of Midlands which it did not already own, GPU began to evaluate existing restructuring plans and formulate additional plans to reduce operating expenses and achieve ongoing cost reductions. As of December 31, 1999, GPU had identified and approved a cost reduction plan. At the acquisition date, Midlands had recorded a liability of $28.6 million related to previous cost reduction plans. GPU retained $25.7 million of this liability, related to contractual termination and other severance benefits for 276 employees identified in a 1999 business process reengineering project. GPU identified an additional 355 employees (234 in Engineering Services, 38 in metering, 21 in Network Services and 62 from other specific functions) to be terminated as part of the plan and recorded an additional liability of $39.3 million. A net charge of $18.2 million for GPU's 50% share of these adjustments was included in expense in 1999 and the other 50% was recorded in Goodwill as a purchase accounting adjustment.

     In the first quarter 2000, a change in the investment return assumptions, due to better than expected investment performance, resulted in a reduction of approximately $6.9 million in the estimated liability, from $29.5 million at December 31, 1999 to $22.6 million. Consequently, goodwill was credited for $3.5 million (50% of the change in estimate) and $3.5 million was credited to income in the first quarter 2000. Also in the first quarter 2000, $11.3 million was paid to 272 employees. The remaining severance liability of $11.3 million for the remaining 187 employees is included in Other current liabilities, and $28.3 million to be funded out of pension plan assets is included as a pension liability. Management expects the plan will be substantially completed by September 2000.

      GPU AR has entered into contracts to supply electricity to retail customers through June 2002. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $26.8 million as of March 31, 2000. GPU, Inc. has guaranteed up to $19.1 million of these payments.

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

     GPU, Inc. and consolidated affiliates have approximately 10,300 employees worldwide, of whom 6,100 are employed in the US and 3,500 are employed in the United Kingdom (UK). The majority of the US workforce is employed by the GPU Energy companies, of which approximately 3,300 are represented by unions for collective bargaining purposes. In the UK, approximately 3,100 Midlands employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. JCP&L and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002 and May 14, 2002, respectively. Met-Ed's collective bargaining agreement with the International Brotherhood of Electrical Workers expired April 30, 2000, and negotiations are currently underway. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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

2.   ACQUISITIONS

                                 MYR Group Inc.
                                 --------------

     In April 2000, following the receipt of SEC approval, GPU, Inc. completed its acquisition of MYR Group Inc. (MYR) for approximately $215 million. MYR, a suburban Chicago-based infrastructure construction company, is the fifth largest specialty contractor in the US. MYR provides a complete range of power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies across the US. MYR also builds cellular towers for the wireless communications market. The acquisition was partially financed through the issuance of GPU, Inc. short-term debt and will be accounted for under the purchase method of accounting. To the extent the total acquisition cost exceeds the estimated value of net assets acquired, goodwill will be recorded and amortized on a straight-line basis over 40 years.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements:
-----------------------------

      GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. As of March 31, 2000, these agreements covered approximately $1.4 billion of debt, including commercial paper, and were scheduled to expire on various dates through November 2007. Differences between amounts paid and received under interest rate swaps are recorded as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions. All of the agreements effectively convert variable rate debt, including commercial paper, to fixed rate debt. For the quarter ended March 31, 2000, fixed rate interest expense incurred in connection with the swap agreements exceeded the variable rate interest expense that would have been incurred had the swaps not been in place by approximately $1.9 million.

      In April 2000, Penelec issued a total of $50 million of variable rate senior notes as unsecured medium-term notes. These variable rate securities were converted to fixed rate obligations through interest rate swap agreements.

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings (Avon). These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. As of March 31, 2000, these currency swap agreements covered British Pound 517 million (US $850 million) of debt. Interest expense would have been British Pound 9.1 million (US $14.5 million) as compared to British Pound 9.8 million (US $15.6 million) for the quarter ended March 31, 2000 had these agreements not been in place.

Indexed Swap Agreement:
----------------------

      In June 1998, Onondaga Cogeneration L.P. (Onondaga), a GPU
International, Inc. subsidiary, and Niagara Mohawk Power Corporation (NIMO) renegotiated their existing power purchase agreement and entered into a 10-year power put indexed swap agreement.

      The power put agreement gives Onondaga the right, but not the obligation, to sell energy and capacity to NIMO at a proxy market price up to the specified contract quantity.

      Under the indexed swap agreement, Onondaga pays NIMO the market price of energy and capacity and NIMO pays Onondaga a contract price which is fixed for the first two years and then adjusted monthly, according to an indexing formula, for the remaining term. As of March 31, 2000, the unamortized balance of the swap contract was valued at $53.3 million, and was included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows related to payments expected to be received by Onondaga. A corresponding amount was recorded in deferred revenue (which is included in Other - Current Liabilities on the Consolidated Balance Sheets) and will be recognized to income over a period not to exceed 10 years.

      Concurrent with the establishment of a competitive market for electricity in New York (Power Exchange) and meeting specific trading volume criteria, certain rights between Onondaga and NIMO expire under the power put agreement. As a result, in 2000, GPU International, Inc. expects to recognize in income all unamortized deferred revenue, including that from the indexed swap agreement, which will be largely offset by an impairment of the Onondaga facility and a provision for out-of-market gas transportation costs.

4.    SEGMENT INFORMATION

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



GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)

                                                                                             Income
                                                                    Interest                 Before Extra-
                                                      Depreciation  Charges and Income Tax   ordinary and               Capital
                                           Operating      and       Preferred   Expense/     Non-recurring   Total     Expenditures
                                           Revenues   Amortization  Dividends   (Benefit)(a) Items         Assets(b) and Investments
                                           ---------  ------------  ---------   -----------   ------------  --------- -------------
For the three months ended March 31, 2000
-----------------------------------------
Domestic Segments:
  Electric Utility Operations
     (GPU Energy)                           $ 851,531    $ 83,698   $  51,427   $ 66,192     $ 96,432   $13,497,216    $   54,001
  Independ Power Prod
     (GPU International)                       23,010       2,332         254        828        1,251       371,149         4,183
  Electric Retail Energy Sales
     (GPU AR)                                  23,329           -          -       1,120        1,645        24,329             7
                                              -------      ------      ------     ------      ------     ----------        ------
     Subtotal                                 897,870      86,030      51,681     68,140      99,328     13,892,694        58,191
                                             -------       ------      ------     ------      ------     ----------        ------

Foreign Segments:
  Electric/Gas Utility Operations:
     (GPU Electric)
   Electric Distribution -
     United Kingdom                           166,298      25,562       46,626    19,068      33,043      4,701,666         44,010
   Electric Distribution -
     Argentina                                 43,422       3,313       7,208        400         745        611,841          5,199
   Electric Transmission -
     Australia                                 47,208      10,271      24,014      1,589       2,952      1,728,898          1,689
   Gas Transmission -
     Australia                                 11,942       2,805      10,543     (1,426)     (2,004)       744,107          1,936
   Independ Power Prod - S. America
     (GPU Power)                                9,704       1,614       1,076      1,178       2,135        244,856            26
                                              -------       ------      ------     ------      ------     ----------        ------
     Subtotal                                 278,574      43,565      89,467     20,809      36,871      8,031,368         52,860
                                              -------       ------      ------     ------      ------     ----------        ------

Corporate and Eliminations                         -           -        1,815          -      (5,201)       (64,407)          500
                                              -------       ------      ------     ------      ------     ----------        ------

     Consolidated Total                    $1,176,444  $  129,595  $  142,963   $ 88,949  $  130,998    $21,859,655      $ 111,551
                                           ==========  ==========  ==========   ========  ==========    ===========      =========

For the three months ended  March 31, 1999
------------------------------------------

Domestic Segments:
  Electric Utility Operations
     (GPU Energy)                          $  967,895  $  104,882     $60,264     86,496  $  120,557    $13,244,301     $   60,276
  Independ Power Prod
     (GPU International)                       17,958       (533)         454      2,184       3,511        359,374            239
  Electric Retail Energy Sales
     (GPU AR)                                  16,460          -           -       1,081       1,681         24,630             14
                                            ---------     -------      ------     ------     -------     ----------        ------
     Subtotal                               1,002,313     104,349      60,718     89,761     125,749     13,628,305         60,529
                                            ---------     -------      ------     ------     -------     ----------        ------

Foreign Segments:
  Electric/Gas Utility Operations:
     (GPU Electric)
   Electric Distribution -
      United Kingdom                              304          -        4,927     13,395      33,999(c)   4,687,476            -
   Electric Distribution -
      Argentina                                10,772       1,165       1,866        128         293        579,907         5,540
   Electric Transmission -
      Australia                                47,188      10,384     24,885       1,460       3,292      1,824,309            -
   Gas Transmission -
      Australia                                     -           -           -          -           -        795,527            -
   Independ Power Prod - S. America
     (GPU Power)                                8,864       1,346         772      1,062       1,597        238,644        16,549
                                            ---------     -------      ------     ------     -------     ----------        ------
     Subtotal                                  67,128      12,895      32,450     16,045      39,181      8,125,863        22,089
                                            ---------     -------      ------     ------     -------     ----------        ------
Corporate and Eliminations                       (738)          -          55          -      (2,003)       (36,086)            -
                                            ---------     -------      ------     ------     -------     ----------        ------
     Consolidated Total                    $1,068,703  $  117,244  $   93,223   $105,806  $  162,927    $21,718,082      $ 82,618
                                           ==========  ==========  ==========   ========  ==========    ===========      ========

(a) Represents income taxes on income before extraordinary and non-recurring items.
(b)  The  comparative  1999 Total Assets is as of December 31, 1999.
(c) Includes equity in net income of investee accounted for under the equity method of $52.5 million, for the period prior to the consolidation of Midlands.

5.    COMPREHENSIVE INCOME

      For the three months ended March 31, 2000 and 1999, comprehensive income is summarized below.

                                                           (in thousands)
                                                            Three months
                                                            Ended March 31,
                                                           -----------------
GPU, Inc. and Subsidiary Companies                         2000        1999
----------------------------------                         ----        ----

Net income                                              $130,998    $ 190,719
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments           14,089       (2,195)
     Foreign currency translation                        (39,487)       1,452
                                                         -------     --------
       Total other comprehensive income/(loss)           (25,398)        (743)
                                                         -------     --------
Comprehensive income                                    $105,600    $ 189,976
                                                         =======     ========

JCP&L
-----

Net income                                              $ 45,570    $  53,697
                                                         -------      -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments             -            -
                                                         -------      ----
Comprehensive income                                    $ 45,570    $  53,697
                                                         =======      =======

Met-Ed
------

Net income                                              $ 26,493    $  32,832
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments             (728)       1,646
                                                         -------     --------
Comprehensive income                                    $ 25,765    $  34,478
                                                         =======     ========

Penelec
-------
Net income                                              $ 26,942    $  65,490
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments             (366)         752
                                                         -------     --------
Comprehensive income                                    $ 26,576    $  66,242
                                                         =======     ========

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

                      B - JCP&L

                      C - Met-Ed
                      D - Penelec

                (27)  Financial Data Schedules

                      A - GPU, Inc. and Subsidiary Companies

                      B - JCP&L

                      C - Met-Ed
                      D - Penelec

            (b) Reports on Form 8-K

                 GPU, Inc.:
                 ---------
                Dated April 18, 2000, under Item 5 (Other Events). Dated May 1, 2000, under Item 5 (Other Events).

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   GPU, INC.



May 12, 2000                  By:  /s/ B. L. Levy
                                   --------------------------------
                                   B. L. Levy, Senior Vice President and
                                   Chief Financial Officer

May 12, 2000                  By:  /s/ P. E.Maricondo
                                   --------------------------------
                                   P. E. Maricondo, Vice President
                                   and Comptroller
                                   (principal accounting officer)



                                   JERSEY CENTRAL POWER & LIGHT COMPANY
                                   METROPOLITAN EDISON COMPANY
                                   PENNSYLVANIA ELECTRIC COMPANY



May 12, 2000                  By:  /s/ M. J.Chesser
                                   --------------------------------
                                   M. J. Chesser, President and
                                   Chief Executive Officer


May 12, 2000                  By:  /s/ M. P. O'Flynn
                                   --------------------------------
                                   M. P. O'Flynn, Vice  President- Finance
                                   and Rates & Comptroller
                                   (principal accounting officer)