Form 10-Q
period 2000-06-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2000-08-07
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to -------------


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

      The number of shares outstanding of each of the registrant's classes of voting stock, as of July 31, 2000, was as follows:

                                                                          Shares

Registrant                           Title                         Outstanding
----------                           -----                         -----------

GPU, Inc.                            Common Stock, $2.50 par value 121,285,419
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies

                          Quarterly Report on Form 10-Q

                                  June 30, 2000

                                Table of Contents

                                                                            Page

PART I - Financial Information

      Combined Management's Discussion and Analysis of Financial Condition and Results of

        Operations                                                         1

      Consolidated Financial Statements:

          GPU, Inc.

            Balance Sheets                                                24
            Statements of Income                                          26
            Statements of Cash Flows                                      27

          Jersey Central Power & Light Company

            Balance Sheets                                                28
            Statements of Income                                          30
            Statements of Cash Flows                                      31

          Metropolitan Edison Company

            Balance Sheets                                                32
            Statements of Income                                          34
            Statements of Cash Flows                                      35

          Pennsylvania Electric Company

            Balance Sheets                                                36
            Statements of Income                                          38
            Statements of Cash Flows                                      39

      Combined Notes to Consolidated Financial Statements                 40

PART II - Other Information                                               62

Signatures                                                                63

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

GPU, Inc. and Subsidiary Companies

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

                            GPU RESULTS OF OPERATIONS

EARNINGS PER SHARE CONTRIBUTION:

                             Three Months Ended          Six Months Ended
(on a diluted basis)              June 30,                   June 30,
                            ---------------------     ---------------
                            2000    1999  Change      2000     1999   Change
                            ----    ----  -------     ----     ----   ------
Operations:
   GPU Energy companies * $ 0.45  $ 0.79   $(0.34)    $ 1.24  $ 1.73  $(0.49)
   GPU Electric             0.27    0.10     0.17       0.56    0.39    0.17
   GPUI Group                --    (0.02)    0.02       0.03    0.02    0.01
   GPU AR                    --      --       --        0.01    0.01     --
   MYR                      0.01     --      0.01       0.01     --     0.01
   GPU, Inc. (Corporate)   (0.04)  (0.03)   (0.01)     (0.08)  (0.04)  (0.04)
                           -----   -----    -----      -----   -----   -----
     Total operations       0.69    0.84    (0.15)      1.77    2.11   (0.34)
Non-recurring items:
   GPU Energy companies      --    (0.54)    0.54        --    (0.32)   0.32
   GPU Electric            (2.43)   0.08    (2.51)     (2.43)   0.08   (2.51)
                           -----   -----    -----      -----   -----   -----
     Total                $(1.74) $ 0.38   $(2.12)    $(0.66) $ 1.87  $(2.53)
                           =====   =====    =====      =====   =====   =====

*  Includes GPU Telcom

      GPU's second quarter 2000 net income before non-recurring items was $84 million, or $0.69 per share, against income before non-recurring items of $106 million, or $0.84 per share in the second quarter of 1999. The lower 2000 second quarter income before non-recurring items was primarily due to the impact of electric utility restructuring in New Jersey and Pennsylvania, which has included GPU's sale of its generation facilities, higher energy costs in Pennsylvania, and lower electric delivery rates charged to customers in New Jersey. Partially offsetting the decrease was higher GPU Electric earnings primarily due to the acquisition of the remaining 50% of Midlands Electricity plc (conducting business under the name GPU Power UK) in July 1999.

      After taking into account the 2000 and 1999 non-recurring items, GPU recorded a net loss of $211 million, or $1.74 per share, in the second quarter 2000, compared with income of $47 million, or $0.38 per share, for same quarter in 1999. The 2000 quarterly results included a non-recurring loss of $295 million after-tax, or $2.43 per share, for the sale of GPU's Australian electric transmission company, GPU PowerNet. The 1999 comparable period included a non-recurring charge of $68 million after-tax, or $0.54 per share, resulting from the New Jersey Board of Public Utilities' (NJBPU) restructuring order (Summary Order) issued to JCP&L, and a gain on the sale of the GPU Power UK supply business of $9 million after-tax, or $0.08 per share.

      For the six months ended June 30, 2000, income before non-recurring items was $215 million, or $1.77 per share, against $269 million, or $2.11 per share for the first half of 1999. The same factors affecting the comparable quarterly results also affected the year to date comparison.

      Including non-recurring items, GPU recorded a net loss for the first six months of 2000 of $80 million, or $0.66 per share, against net income of $238 million, or $1.87 per share, in the first half of 1999. The 2000 net loss was after the non-recurring charge of $295 million, or $2.43 per share, described above. Net income for the first half of 1999 was after the non-recurring items noted above for the second quarter 1999, as well as a gain of $28 million after-tax, or $0.22 per share, for the portion of the gain on the sale of Penelec's interest in the Homer City Generating Station related to wholesale operations.

OPERATING REVENUES:

      Operating revenues for the second quarter 2000 increased $387.7 million to $1.3 billion, as compared to the second quarter 1999. For the six months ended June 30, 2000, operating revenues increased $495.4 million to $2.5 billion, as compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------
GPU Energy companies:
  Kilowatt-hour (KWH) revenues            $ (95.2)            $(287.8)
  Energy and restructuring-related
    Revenues (NJ)                           115.4               179.6
  Competitive transition charge
    (CTC) revenues (PA)                      (1.7)               11.6
  Obligation to refund revenues (NJ)        115.0               115.0
  GPU Telcom revenues                         0.8                 0.7
  Other revenues                             (0.5)               (1.7)
                                           ------              ------
    Total GPU Energy companies              133.8                17.4
GPU Electric                                162.1               372.7
GPUI Group                                   (1.8)                4.8
GPU AR                                       (4.5)                2.4
MYR                                          98.1                98.1
                                           ------              ------
    Total increase                        $ 387.7             $ 495.4
                                           ======              ======

GPU Energy companies

Kilowatt-hour revenues

      The decrease for the three and six months ended June 30, 2000 was primarily due to lower generation-related revenues of approximately $136 million year to date as a result of more Pennsylvania and New Jersey customers choosing another electric energy supplier, and lower rates charged to customers in New Jersey resulting in a decrease in revenues of approximately $47 million year to date. Also contributing to the decrease is the fact that certain JCP&L revenues related to stranded cost recovery are now included under energy and restructuring-related revenues, effective August 1, 1999.

Energy and restructuring-related revenues (JCP&L)
-------------------------------------------------

      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for the three and six months ended June 30, 2000 was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In 1999, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues, partially offsetting the increase in the six-month period.

Competitive transition charge (CTC) revenues (Met-Ed and Penelec)
-----------------------------------------------------------------

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the Pennsylvania Public Utility Commission (PaPUC) in accordance with Met-Ed and Penelec's final Restructuring Orders effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Obligation to refund revenues (JCP&L)

     The increase for the three and six month periods was due to the absence this year of a reduction in operating revenues of $115 million as a result of the NJBPU's Summary Order issued to JCP&L in 1999. The Summary Order requires JCP&L to refund customers 5% from rates in effect as of April 30, 1997.

GPU Electric

      The increase in revenues for the three and six months ended June 30, 2000 was primarily due to the inclusion of revenues from: GPU Power UK, approximately $325 million year to date; Empresa Distribuidora Electrica Regional, S.A. (Emdersa) (acquired in March 1999), approximately $33 million year to date; and GPU GasNet (acquired in June 1999), approximately $21 million year to date, partially offset by a reduction in revenues at GPU PowerNet.

GPUI Group

      The increase for the six months ended June 30, 2000 was due in part to higher energy and capacity revenues at Empresa Guaracachi S.A. (EGSA) as a result of new generating units that began operations in June 1999.

GPU AR

      The decrease for the three months ended June 30, 2000 was due to GPU AR having fewer customers to supply electricity to compared to the same quarter last year.

MYR

      The increase for the three and six months ended June 30, 2000 was due to the inclusion of revenues from MYR since its acquisition by GPU, Inc. in the second quarter 2000.

OPERATING INCOME:

      Operating income for the second quarter 2000 decreased $274 million to an operating loss of $142 million, as compared to the second quarter 1999. For the six months ended June 30, 2000, operating income decreased $232.3 million to $198.3 million, as compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

GPU Energy companies                      $  32.6             $ (24.4)
GPU Electric                               (316.9)             (214.4)
GPUI Group                                    6.2                 4.2
GPU AR                                       (0.7)               (0.8)
MYR                                           3.9                 3.9
GPU, Inc.                                     0.9                (0.8)
                                           ------              ------
    Total decrease                        $(274.0)            $(232.3)
                                           ======              ======

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

GPU Electric

      The decrease for the three and six months ended June 30, 2000 was due to the pre-tax loss of $372 million recorded in the second quarter 2000 on the sale of GPU PowerNet. Partially offsetting the decrease, for both periods, was increased operating income at GPU Power UK due primarily to the acquisition of the remaining 50% ownership in 1999, and the inclusion of Emdersa and GPU
GasNet. Prior to its purchase of the remaining 50%, GPU accounted for its investment in GPU Power UK under the equity method and included its share of GPU Power UK's income in other income on the Consolidated Statements of Income.

      Partially offsetting the decrease was a credit to income in the second quarter of 2000 of $15.9 million pre-tax resulting from a reduction in the estimated liability of certain long-term purchase obligations under natural gas supply contracts of GPU Power UK. These contracts were at fixed prices in excess of the market price of gas, and a liability was established for the estimated loss under such contracts, however, as a result of increasing gas prices during the second quarter of 2000, GPU Power UK was able to enter into matching forward sale contracts for the majority of the gas purchases. In addition, in the second quarter 2000 a pre-tax gain of $4.5 million was realized on closed out forward exchange contracts that were entered into by GPU Electric to lock in the then-current A$/US$ exchange rate on the projected remittance of Australian dollar proceeds arising from the expected sale of GPU PowerNet and GPU GasNet.

GPUI Group

      The increase for the three and six months ended June 30, 2000 was due to the absence of an impairment loss of $6.5 million recorded in 1999 against GPU International's investment in the Lake cogeneration project.

MYR

      The increase for the three and six months ended June 30, 2000 was due to the inclusion of MYR since its acquisition by GPU, Inc. in the second quarter 2000.

OTHER INCOME AND DEDUCTIONS:

      Other income and deductions for the second quarter 2000 decreased $9.1 million to $33.4 million, as compared to the second quarter 1999. For the six months ended June 30, 2000, other income and deductions decreased $88.4 million to $56.5 million, as compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

GPU Energy companies                      $  (4.1)            $ (38.6)
GPU Electric                                 (3.5)              (46.9)
GPUI Group                                   (1.9)               (3.4)
GPU AR                                        0.2                 0.3
MYR                                           0.2                 0.2
GPU, Inc.                                      --                  --
                                           ------              ------
    Total decrease                        $  (9.1)            $ (88.4)
                                           ======              ======

GPU Energy companies

      The decrease for the six months ended June 30, 2000 was primarily due to the absence in 2000 of the gain of $38.3 million pre-tax on the sale of Penelec's Homer City Station.

GPU Electric

      The decrease for the six months ended June 30, 2000 was due primarily to the consolidation of GPU Power UK since the acquisition of the remaining

50% ownership in 1999. Prior to that, the GPU Power UK investment was accounted for under the equity method and GPU's share of GPU Power UK's income was included in other income on the Consolidated Statements of Income.

INTEREST CHARGES AND PREFERRED DIVIDENDS:

      Interest charges and preferred dividends for the second quarter 2000 increased $44.1 million to $141.8 million, as compared to the second quarter 1999. For the six months ended June 2000, interest charges and preferred dividends increased $93.8 million to $284.8 million, as compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

GPU Energy companies                      $  (2.9)            $ (11.7)
GPU Electric                                 41.5                98.2
GPUI Group                                    0.6                 0.9
MYR                                           2.4                 2.4
GPU, Inc.                                     2.5                 4.0
                                           ------              ------
    Total increase                        $  44.1             $  93.8
                                           ======              ======

GPU Energy companies

      The decrease for the six months ended June 30, 2000 was primarily due to the following: in 1999, Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock and Penelec redeemed $600 million of first mortgage bonds (FMBs); and in 2000, JCP&L and Met-Ed redeemed $40 million and $50 million, respectively, of FMBs. Partially offsetting these decreases were increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999 and $50 million of senior notes in April 2000; and the issuance of $100 million each of trust preferred securities by Met-Ed and Penelec, in 1999.

GPU Electric

      The increase for the three and six months ended June 30, 2000 was primarily due to higher debt levels from the 1999 acquisitions of GPU Power UK (the remaining 50%), Emdersa and GPU GasNet, which resulted in additional interest expense of approximately $103 million year to date, partially offset by lower interest expense at GPU PowerNet.

GPU, Inc.

      The increase for the three and six month periods was due to higher average short-debt levels in 2000.

                           JCP&L RESULTS OF OPERATIONS

     JCP&L's earnings for the second quarter 2000 were $42.8 million compared to a second quarter 1999 loss of $8.2 million. Excluding a non-recurring charge of $68 million, which resulted from the NJBPU's Summary Order for

JCP&L, earnings for the quarter ended June 30, 1999 would have been $59.8 million. The decline in earnings on this basis was primarily due to lower revenues, resulting from lower rates charged to customers as a result of the New Jersey restructuring. Partially offsetting the decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek, which was recorded in 1999.

      For the six months ended June 30, 2000, JCP&L's earnings were $85.9 million, compared to $43 million for the same period in 1999. Excluding the non-recurring charge discussed above, earnings for 1999 would have been $111.1 million. The decrease in earnings on this basis was due to lower revenues, as a result of lower rates charged to customers under New Jersey rate restructuring. Partially offsetting the decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek, which was recorded in 1999, and a reduction in O&M expenses.

OPERATING REVENUES:

      Operating revenues for the second quarter 2000 increased $99.2 million to, $490.2 million, as compared to the second quarter 1999. For the six months ended June 30, 2000, earnings increased $35 million, to $942.9 million, compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

KWH revenues                              $(131.0)            $(256.4)
Energy and restructuring-related
  revenues                                  115.4               179.6
Obligation to refund revenues
  to customers per NJBPU Order              115.0               115.0
Other revenues                               (0.2)               (3.2)
                                           ------              ------
    Increase in revenues                  $  99.2             $  35.0
                                           ======              ======

KWH revenues

      The decline for the three and six month periods was primarily due to the fact that certain revenues related to stranded cost recovery are now included under energy and restructuring-related revenues, effective August 1, 1999. The decrease was also due in part to lower rates charged to customers in New Jersey, resulting in a decrease of revenues of approximately $47 million year to date, and the effect of New Jersey customers choosing another electric energy supplier, resulting in a decrease of revenues of approximately $54 million year to date.

Energy and restructuring-related revenues

      The increase for both periods was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In the first quarter of 1999, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues during that quarter, partially offsetting the increase in the six-month period. Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense.

Obligation to refund revenues to customers per NJBPU Order
----------------------------------------------------------

      The increase in the three and six month periods resulted from the NJBPU's Summary Order for JCP&L, which obligated JCP&L to refund to customers (from 1999 revenues) 5% of April 30, 1997 rates for service rendered from August 1, 2002 through July 31, 2003. This occurred during the second quarter of 1999.

Other revenues

      The decrease for both periods was primarily due to lower revenue taxes, which did not have an impact on earnings.

OPERATING INCOME:

      Operating income for the second quarter 2000 increased $88.3 million to $99.6 million, as compared to the second quarter 1999. The increase was due primarily to higher revenues, as discussed above. In addition, there was a decrease in depreciation expense, due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek in 1999.

      For the six months ended June 30, 2000, operating income increased $71.1 million, to $195.5 million, versus the same period last year. The increase was due primarily to higher revenues, as discussed above. In addition, there was a decrease in depreciation expense, due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek in 1999, and a decrease in O&M costs.

OTHER INCOME AND DEDUCTIONS:

      Other income and deductions for the second quarter 2000 decreased $5.7 million, to a loss of $1.2 million, versus the first quarter 1999. For the six months ended June 30, 2000, there was a decline of $3.2 million, to $4.4 million, compared to the same period last year. The decrease in both periods was the result of the discount on the receivable from AmerGen Energy Company LLC (AmerGen) relating to Oyster Creek outage costs.

                          MET-ED RESULTS OF OPERATIONS

      Met-Ed's earnings for the second quarter 2000 were $8.7 million, compared to second quarter 1999 earnings of $19.1 million. The decline in earnings was primarily due to higher energy costs resulting from Met-Ed's need to purchase its energy requirements on the open market, as a result of the sale of its generating assets in 1999. Partially offsetting these higher costs were lower O&M and depreciation costs, mainly due to the sale of generating assets.

      For the six months ended June 30, 2000, earnings were $35.2 million, compared to earnings of $51.4 million for the same period last year. The decrease in earnings was attributed primarily to higher energy purchase costs, which were offset by reductions in O&M expenses and depreciation costs. In addition, Met-Ed experienced a decline in revenues as a result of Pennsylvania rate restructuring.

OPERATING REVENUES:

      Operating revenues of $197.8 million for the second quarter 2000 were essentially the same as the second quarter 1999. Operating revenues for the six-month period ended June 30, 2000 decreased $26.3 million, to $400.9 million, as compared to same period in 1999. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

KWH revenues                              $  (1.0)            $ (37.7)
CTC revenues                                  0.3                 9.7
Other revenues                                0.5                 1.7
                                           ------              ------
    Decrease in revenues                  $  (0.2)            $ (26.3)
                                           ======              ======

KWH revenues

      The  decrease  in  the  six-month   period  was  primarily  due  to  lower
generation-related revenues of approximately $39 million as a result of more Pennsylvania customers choosing another electric energy supplier.

CTC revenues

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's final Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

OPERATING INCOME:

      Operating income for the second quarter 2000 decreased $25.4 million, to $19.2 million, as compared to the second quarter 1999. The decrease was attributed to higher energy costs, as a result of increased energy purchases due to the sale of Met-Ed's generating assets. The decrease in operating income was partially offset by a decrease in O&M expenses and depreciation expense, mainly due to the sale of generating assets.

      Operating income for the six months ended June 30, 2000 decreased $46.3 million, to $74.5 million, as compared to the six months ended June 30, 1999. The decrease was attributed to lower revenues, as discussed above, as well as higher energy purchase costs. This decrease was offset by a reduction in O&M expenses and depreciation expense.

OTHER INCOME AND DEDUCTIONS:

      Other income and deductions for the second quarter 2000 increased $6.3 million, to $8.2 million, as compared to the second quarter 1999. For the six months ended June 30, 2000, other income and deductions increased $8 million, to $11 million, versus the same period last year. The change in both periods was due primarily to an increase in interest and dividend income.

INTEREST CHARGES AND PREFERRED DIVIDENDS:

      Interest charges and preferred dividends for the second quarter 2000 decreased $1.4 million to $13.7 million, versus the second quarter 1999. Interest charges and preferred dividends for the six months ended June 30, 2000 decreased $2.5 million to $27.8 million, as compared to the same period in 1999. The decrease for both periods was primarily due to the redemption of all Met-Ed's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock in 1999 (the redemption of preferred stock resulted in a loss of $0.5 million); and the retirement of $50 million of FMBs in the second quarter 2000. Partially offsetting the decrease was increased interest expense associated with the issuance of $100 million of trust preferred securities in 1999.

                          PENELEC RESULTS OF OPERATIONS

     Penelec's earnings for the second quarter 2000 were $4.5 million, compared to second quarter 1999 earnings of $19.9 million. The decline in earnings was primarily due to higher energy costs resulting from Penelec's need to purchase its energy requirements on the open market, since the sale of its generating assets in 1999. Partially offsetting the higher energy costs were lower O&M expense and depreciation costs mainly due to the sale of generating assets. In addition, income tax expense was lower in the second quarter 2000, versus the same quarter last year, due in part to an adjustment made to tax expense in the second quarter 1999 related to the deregulation of generating assets in Pennsylvania.

      For the six months ended June 30, 2000, earnings were $31.5 million, compared to earnings of $84.6 million for the same period last year. Excluding the net gain of $27.8 million after-tax for the portion of the sale of Penelec's Homer City Station related to wholesale operations, earnings for the six months ended June 30, 1999 would have been $56.8 million. The decrease in earnings on this basis was primarily due to higher energy purchase costs, which were offset by reductions in O&M expenses and depreciation expense. In addition, the company experienced a decrease in revenues as a result of Pennsylvania rate restructuring.

OPERATING REVENUES:

      Operating revenues for the second quarter 2000 increased $1.6 million, to $206.8 million, compared to the first quarter 1999. For the six months ended June 30, 2000, revenues decreased $24.5 million, to $426.9 million, compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------

KWH revenues                              $   5.3             $ (24.4)
CTC revenues                                 (2.0)                1.9
Other revenues                               (1.7)               (2.0)
                                           ------              ------
    Increase/(Decrease) in revenues       $   1.6             $ (24.5)
                                           ======              ======

KWH revenues

      The  increase  in the  quarter  was  due to  increases  in  KWH  sales  to residential and industrial customers, offset by lower generation-related revenues of approximately $3 million as result of more Pennsylvania customers choosing another electric energy supplier. The decrease for the six-month period was primarily due to lower generation-related revenues of approximately $43 million as a result of more Pennsylvania customers choosing another electric energy supplier. This decrease was partially offset by higher sales to other utilities.

CTC revenues

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Penelec's Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

OPERATING INCOME:

      Operating income for the second quarter 2000 decreased $30.3 million, to $14.7 million, as compared to the second quarter 1999. The decrease was attributed primarily to higher energy costs, due to the purchase of more energy as a result of the sale of Penelec's generating assets. The decrease was partially offset by lower O&M and depreciation expenses, mainly due to the sale of generating assets.

      Operating income for the six months ended June 30, 2000 decreased $49.3 million, to $68.3 million, as compared to the six months ended June 30, 1999. The decrease was attributed to lower revenues, as discussed above, as well as higher energy purchase costs. This decrease was offset by a reduction in O&M expenses and depreciation expense.

OTHER INCOME AND DEDUCTIONS:

      Other income and deductions for the second quarter 2000 decreased $3.3 million, to $3.9 million, as compared to the second quarter 1999, due primarily to a reduction in interest income.

      Other income and deductions for the six months ended June 30, 2000 decreased $41.4 million, to $4.7 million, versus the same period last year. The decrease was due to the absence, in 2000, of a pre-tax gain of $38.3 million, which resulted from the sale of Penelec's Homer City Station.

INTEREST CHARGES AND PREFERRED DIVIDENDS:

      Interest charges and preferred dividends for the second quarter 2000 increased $1.3 million, to $11.1 million, due primarily to an increase in interest expense on notes payable and commercial paper.

      Interest charges and preferred dividends for the first half of 2000 decreased $6.4 million, to $20.2 million, as compared to the first half of 1999. The decrease was primarily due to the redemption of all Penelec's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in a loss of $0.7 million), and the redemption of $600 million of FMBs in 1999. Partially offsetting these decreases were increased interest expense associated with the issuance of $350 million of senior notes in 1999; and the issuance of $100 million of trust preferred securities, also in 1999.

                          INVESTMENTS IN FUCOs AND EWGs

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of June 30, 2000. At June 30, 2000, GPU, Inc. has remaining authorization to finance approximately $614 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.

                                  GPU ELECTRIC

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. In June 2000, GPU Electric sold its electric transmission business in Australia. As a result of the sale, GPU recorded a pre-tax loss in the quarter ended June 30, 2000 of $372 million, ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. Through its ownership in GPU Power UK, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,216 megawatts (MW) (of which GPU Electric's equity interest represents 1,134 MW) of capacity. At June 30, 2000, GPU, Inc.'s aggregate investment in GPU Electric was $569 million. GPU, Inc. has also guaranteed up to an additional $998 million of outstanding GPU Electric obligations.

                                   GPUI GROUP

      The GPUI Group has ownership interests in six operating cogeneration plants in the US totaling 1,014 MW (of which the GPUI Group's equity interest represents 496 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At June 30, 2000, GPU, Inc.'s aggregate investment in the GPUI Group was $251.8 million. GPU, Inc. has also guaranteed up to an additional $30 million of GPUI Group obligations.

      GPU, Inc. has concluded that continuation of this business is not consistent with its overall business strategy and that proposals are being sought for the sale of the GPUI Group's generating plants.

                                       MYR

      In April 2000, following the receipt of SEC approval, GPU, Inc. completed its acquisition of MYR for approximately $217.5 million. For additional information, see Note 2, Acquisitions and Dispositions.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures and Investments

GPU Energy companies

      The GPU Energy companies' capital spending for the six months ended June 30, 2000 was $160 million (JCP&L $68 million; Met-Ed $23 million; Penelec $30 million; Other $39 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. For 2000, capital expenditures are estimated to be $349 million (JCP&L $178 million; Met-Ed $57 million; Penelec $82 million; Other $32 million), which management estimates a substantial portion will be satisfied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the six months ended June 30, 2000 was $101.4 million, and was used primarily to fund on-going network capital replacement schedules, network improvements and new connections in GPU Power UK and Emdersa's facilities. For 2000, capital expenditures are estimated to be $201 million which will be satisfied through both internally generated funds and external financings.

GPUI Group

      For 2000, the GPUI Group's capital spending is estimated to be $2 million, which will be satisfied through internally generated funds. In addition, in 2000 the GPUI Group made an additional investment of $4 million in Ballard Generation System, Inc., representing its final investment commitment.

Financing

GPU, Inc.

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through June 30, 2000, 7.2 million shares of common stock, or approximately 6% of the outstanding shares, have been repurchased under the program, at an average price of $34.28 per share. In addition, GPU, Inc. entered into a forward share repurchase agreement with Salomon Smith Barney (SSB) on March 8, 2000. Upon expiration of the agreement, GPU, Inc. has the option to purchase additional shares acquired by SSB at the forward price or net settle for cash or shares at the difference between the forward price and the then market price. As of June 30, 2000, SSB has purchased 1.9 million shares of GPU, Inc. common stock for $49.5 million under the terms of this agreement.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU with bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $465 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to

$100 million, $150 million, $75 million and $100 million, respectively. GPU, Inc. has regulatory authority to have outstanding at any one time a total of $250 million of short-term debt under these programs. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $258 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

      GPU, Inc. also has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001.

      In April 2000, GPU, Inc. completed its acquisition of MYR, which was partially financed through the issuance of GPU, Inc. short-term debt.


GPU Energy companies

      Met-Ed and Penelec currently have regulatory approval to issue senior notes and preferred securities through December 31, 2000 in aggregate amounts of $150 million and $157 million, respectively, of which up to $25 million for each company may consist of preferred securities. JCP&L has regulatory approval to issue senior notes in the aggregate amount of $300 million through December 31, 2000 and has filed with NJBPU to extend this authorization through 2002. Met-Ed and JCP&L intend to issue secured senior notes (collateralized by first mortgage bonds (FMBs) issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

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

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in the Oyster Creek Nuclear Generating Station (Oyster Creek) at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L has amended its petition to include securitization of the up-front decommissioning payment it has agreed to make under the Oyster Creek sale agreement. For further information, see Recent Regulatory Actions.

      In April 2000, Penelec issued two tranches totaling $50 million of variable rate senior notes. These senior notes were converted to fixed rate obligations through interest rate swap agreements. The $25 million 2-year tranche and the $25 million 2.5-year tranche were swapped into fixed interest rates of 7.12% and 7.185%, respectively. In August 2000, Penelec issued two tranches totaling $68 million of fixed rate senior notes. The $33 million 5-year tranche and $35 million 10-year tranche have interest rates of 7.5% and 7.77%, respectively.

      In May and June 2000, Met-Ed redeemed a total of $50 million of maturing FMBs. JCP&L redeemed $5 million and $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions in June and July 2000, respectively.

      Based on June 30, 2000 financial statements, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $20.3 million and $25.6 million, respectively, net of amounts restricted under the companies' respective FMB indentures. In addition, Met-Ed and Penelec had capital surplus of $400 million and $285 million, respectively, which would also be available to pay common dividends, to the extent authorized by the SEC and as may be permitted under their respective FMB indentures. Met-Ed and Penelec have requested SEC approval to utilize amounts now accounted for as capital surplus to declare and pay common dividends, from time to time through December 31, 2001, so long as their common equity ratios and GPU, Inc.'s common equity ratio are not less than 30% of total capitalization. At June 30, 2000, the common equity ratios of Met-Ed, Penelec and GPU, Inc. were 41.3%, 39.1% and 31.4%, respectively.

GPU Electric

      On June 30, 2000, GPU, Inc. completed the sale of GPU PowerNet to Singapore Power International (SPI) for A$2.1 billion (approximately US $1.26 billion). As part of the sales price, SPI assumed liability for A$230 million (US $137.8 million) of medium term notes. GPU, Inc. applied the net proceeds from the sale as follows: A$1,288 million (US $772 million) was used to repay outstanding debt; and A$579 million (US $347 million) was placed in a trust (which amount is included in Special deposits on the Consolidated Balance Sheets) to provide for the repayment of the remaining medium term notes (A$174 million/US $104 million) and outstanding commercial paper (A$405 million/US $243 million) at maturity. As a result of the sale, GPU recorded a pre-tax loss in the quarter ended June 30, 2000 of $372 million, ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. GPU, Inc. is still considering the possible sale of GPU GasNet, which it purchased in 1999 for approximately US $675 million.

      On June 2, 2000, repayment of approximately $218 million of maturing GPU GasNet bank debt was extended to September 2, 2000. GPU GasNet may further extend this loan to October 2, 2000. GPU GasNet is in the process of establishing a commercial paper program and a medium term note program to refinance this debt. GPU, Inc. has agreed to guarantee this loan, under certain conditions, if it is not repaid by August 25, 2000.

      GPU Capital has a $1 billion 364-day senior revolving credit agreement expiring in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At June 30, 2000, $916 million was outstanding under the commercial paper program, of which $701 million is included in long-term debt on the

Consolidated Balance Sheets since it is management's intent to reissue this amount of the commercial paper on a long-term basis.

      GPU Australia Holdings, Inc. has $270 million (reducing to $180 million in November 2000) available under its senior revolving credit facility which matures in November 2001. This bank credit facility and other GPU, Inc. credit facilities serve as credit support for GPU Australia Holdings' $350 million commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. Approximately $150 million of commercial paper was outstanding as of June 30, 2000.

      GPU Power UK maintains a British pound 150 million (approximately US $227 million) bilateral revolving credit facility with six banks for working capital purposes, which matures at various dates through June 2005. At June 30, 2000, no borrowings were outstanding under this facility.

GPUI Group

      GPU International, Inc. has a revolving credit agreement providing for borrowings and/or letters of credit through December 2000 of up to $30 million outstanding at any one time. GPU, Inc. has guaranteed GPU International's obligations under this agreement. At June 30, 2000, no borrowings or letters of credit were outstanding under this facility.

                    COMPETITIVE ENVIRONMENT AND RATE MATTERS

GPU Business Plan

      The GPU Energy companies expect they will continue to serve customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be limited. In addition, inflation could adversely affect GPU since these increased costs may not be recoverable in an environment where there are capped rates. Since the GPU Energy companies have essentially exited the generation business, they will have to supply energy to customers who do not choose an alternate supplier largely from contracted and open market purchases. While management has identified and addressed market risks associated with these purchases through implementation of an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      In October 1999, GPU initiated a program to enhance shareholder returns through planned cost reductions of $100 million ($55 million in 2000 and $45 million in 2001 and beyond) by increasing operating efficiency and by making investments of $40 million to $50 million to improve the reliability of its domestic utility operations. As of June 30, 2000, the planned cost reductions in 2000 for GPU Energy are generally progressing according to plan, and GPU Power UK is ahead of plan with its cost reductions. The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001 and beyond. Cost reductions will be achieved by using new tools from its enterprise resource planning system to eliminate significant amounts of operational overhead expense and by improving the productivity of all its operations. GPU Power UK plans cost reductions of US $25 million in 2000 and US $5 million in 2001. These cost reductions will be achieved by eliminating activities not provided for in its new regulated rate level, which was effective in the Spring of 2000, and by realizing productivity benefits from its new systems and organization. Furthermore, the sale of GPU PowerNet advances GPU's plan to raise funds from its current investment portfolio by reducing its ownership in non-core and under-performing assets.

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million (of which $1.9 million has been invested as of June 30, 2000) in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

      In April 2000, GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunications services and marketing expertise with utilities' existing fiber networks and natural positioning in retail markets. TMA's initial target markets are New Jersey and Pennsylvania, with future expansions planned for contiguous regions currently served by the network of GPU Telcom. TMA plans to offer telecommunications service and ultimately electricity, marketing them jointly to businesses, hospitals and educational institutions, among others. As of June 30, 2000, GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

The GPU Energy Companies' Supply Plan

      As a result of the NJBPU and the PaPUC's Restructuring Orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. (For additional information, see the Provider of Last Resort and Basic Generation Service Provider sections below.) Given that the GPU Energy companies have essentially divested their generation business, there will be increased market risks associated with providing generation service since the GPU Energy companies will have to supply energy to non-shopping customers from contracted and open market purchases. Under its order, JCP&L is permitted to recover reasonably and prudently incurred costs associated with providing basic generation service. The PaPUC's Restructuring Orders, however, generally do not allow Met-Ed and Penelec to recover their energy costs in excess of established rate caps, which are in effect for varying periods. While management has implemented an energy risk management program, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      Following the sales in 1999 of substantially all their electric generating facilities, the GPU Energy companies have 285 MW of capacity and related energy remaining to meet customer needs and an additional 619 MW of nuclear generation from Oyster Creek, the sale of which is pending (see Generation Asset Divestiture in this section). The GPU Energy companies also have contracts with non-utility generation (NUG) facilities totaling 1,610 MW (JCP&L 926 MW; Met-Ed 273 MW; Penelec 411 MW) and the GPU Energy companies have agreements with other utilities to provide for up to 1,700 MW (JCP&L 1,418 MW; Met-Ed 267 MW; Penelec 15 MW) of capacity and related energy. The GPU Energy companies have agreed to purchase all of the capacity and energy from the Three Mile Island Unit 1 (TMI-1) nuclear generating station (which they sold to AmerGen Energy Company LLC (AmerGen) in 1999) through December 31, 2001 and from Oyster Creek (following its sale) through March 31, 2003. In addition, the GPU Energy companies have the right to call the capacity of the Homer City Station (in which Penelec sold its 50% interest to a subsidiary of Edison Mission Energy in
1999) (942 MW) through May 31, 2001 and the capacity of the generating stations sold to Sithe Energies (4,117 MW) through May 31, 2002. The GPU Energy companies' remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods.

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

      In February 2000, GPU Energy announced that it had not received any bids in response to its offer to auction CDS service for up to 20% of its retail customers and, as a result, it would be increasing its forward purchasing of electric power to accommodate these customers for whom it will now continue to be the default supplier. At the PaPUC's direction, Met-Ed and Penelec initiated a collaborative process in June 2000 with all interested parties from the 1998 Restructuring Orders, including the PaPUC, to address the companies' PLR risks. Despite Met-Ed and Penelec's efforts, this process was concluded without resolution of the issues surrounding the companies' PLR risk. Met-Ed and Penelec are currently considering options that include filing for rate relief under a provision of the 1998 Restructuring Orders. The provision permits Met-Ed and Penelec to file a petition request with the PaPUC seeking PLR rates exceeding existing rate cap levels if no CDS bids are received at or below the generation rate cap. There can be no assurance as to the outcome of this matter.

      Met-Ed and Penelec estimate that the failed CDS bid will require them to supply 550 MW of electric power more than they had planned. In addition, customers requiring approximately 600 MW of power have returned to Met-Ed and Penelec from their alternate suppliers this summer. These additional energy requirements, coupled with higher than anticipated energy prices are expected to result in GPU's Pennsylvania supply business recording a loss in 2000 of between approximately $0.20 to $0.25 per share. For the six months ended June 30, 2000, the Pennsylvania supply business has contributed approximately $0.04 per share to GPU's earnings.

      Met-Ed and Penelec have developed incentive programs for shopping customers in order to reduce their PLR exposure. Met-Ed and Penelec are also negotiating with large commercial and industrial customers to encourage shopping on a long-term basis and have been working with generation suppliers who are returning customers to Met-Ed and Penelec, under PLR rates, to find alternative power supply for these customers. There can be no assurance that these or other efforts to mitigate Met-Ed's and Penelec's PLR risk will be successful.

Basic Generation Service Provider

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

GPU Energy Supply Market Risk

      With the divestiture of essentially all their generating plants, the GPU Energy companies are in a net short position (load in excess of supply). Consequently, the GPU Energy companies must manage their purchase and sale of installed capacity and ancillary services to minimize business risk associated with their reliability obligation in the PJM Interconnection, LLC (PJM). Supply/risk management transactions will be made based on the objective of decreasing both price and volume uncertainty. The GPU Energy companies will enter into supply/hedging market instruments for hedging purposes only.

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

- Volume-related risk refers to the uncertainty associated with the amount of load the GPU Energy companies are required to serve. Deregulation of the electric utility industry has resulted in the ability of their customers to purchase energy from other electric suppliers. This customer shopping, combined with weather changes, which affects customer energy usage, can affect the GPU Energy companies' position.

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

Market Risk - Natural Gas

      As part of their NUG cost mitigation program, the GPU Energy companies manage the natural gas requirements of certain NUGs that produce and sell energy to JCP&L under long-term contracts. Prudently incurred costs associated with natural gas commodity and transportation for these NUGs are included in JCP&L's BGS rates and Market Transition Charge.

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

      In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen, a joint venture of PECO Energy and British Energy, for $10 million. GPU expects the transaction to be completed in August 2000. As part of the terms of the transaction, AmerGen will assume full responsibility for decommissioning the plant. JCP&L will transfer $430 million of decommissioning trust funds and is funding the station's outage cost, including the fuel reload, for the next refueling outage scheduled for the Fall of 2000. AmerGen will repay these outage costs (estimated at $88 million) to JCP&L in nine equal annual installments without interest, beginning one year after the closing.

Recent Regulatory Actions

New Jersey Restructuring

      In May 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. The Summary Order provides for, among other things, customer choice of electric generation supplier beginning August 1, 1999, rate reductions for all consumers and full recovery of stranded costs. New Jersey utilities began accepting customer selection of suppliers in October 1999. The Summary Order did not address the sale of Oyster Creek, because at the time the Summary Order was issued, it was uncertain whether the plant would be sold or retired early. JCP&L is awaiting a more detailed order from the NJBPU.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in

Oyster Creek at September 1, 2000 (for additional information, see Financing section of Liquidity and Capital Resources).

      During 1999, the NJBPU issued final electric restructuring and generation-related securitization orders to Public Service Electric and Gas Company (PSE&G), a non-affiliated utility. Several parties appealed these orders on a variety of grounds, including the use of deferred accounting associated with above market NUG costs and the Societal Benefit Charge, which includes recovery of nuclear decommissioning costs. In April 2000, the Appellate Division of the New Jersey Superior Court affirmed the orders. The Appellate Division's decision has been appealed to the New Jersey Supreme Court which is not expected to issue a decision before January 2001. While JCP&L's Summary Order has not been appealed, JCP&L is unable to determine the impact, if any, the appeals to PSE&G's orders will have on its restructuring order and petition for securitization or its use of deferred accounting.

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

      In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at June 30, 2000 of $222 million. To the extent Penelec incurs above-market NUG costs in excess of the CTC revenues allocated for such costs, Penelec may withdraw amounts from the trust.

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

Pending Complaint before the FERC

     On June 30, 2000, Allegheny Electric Cooperative (AEC), a wholesale customer, filed a complaint with the FERC against Penelec claiming, among other things, that Penelec should not be permitted to charge AEC increased purchased power costs which Penelec has incurred following Penelec's divestiture of its generation plants.

     Penelec has filed an answer to the complaint which, among other things, renews a previous offer to release AEC from its supplemental power contract with Penelec and shop for its generation needs. There can be no assurance as to the outcome of this matter.

Nonutility Generation Agreements

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for terms of up to 20 years.

      The NJBPU Summary Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs), whereas the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $3.1 billion (JCP&L $1.5 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs. These amounts are offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

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

      In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment tests performed by the GPU Energy companies on the net book values of their remaining generation facilities determined that the net investment in Oyster Creek was impaired. As of June 30, 2000, this resulted in write-downs of $579 million to reflect Oyster Creek's fair market value. The total impairment amount of Oyster Creek has been reestablished as a regulatory asset since the Summary Order provides for its recovery in the restructuring process.

      Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) excludes from its scope certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, it must be probable that the contract will result in physical delivery.

      GPU's use of derivative instruments is intended to manage the risks of commodity price, interest rate and foreign currency fluctuations and may include such transactions as electricity and natural gas forwards and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes. To the extent that GPU's energy-related contracts fall within the scope of FAS 133, GPU will be required to include them on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon their intended use and designation as a hedge. GPU will adopt this statement effective January 1, 2001 and is currently in the process of evaluating the impact of its implementation.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                    In Thousands

                                                         -----------------------------
                                                            June 30,      December 31,
                                                              2000            1999
                                                         ------------     ------------
                                                          (Unaudited)
ASSETS

Utility Plant:

  Transmission, distribution and general plant             $ 9,928,129     $11,240,218
  Generation plant                                             535,514         526,228
                                                            ----------      ----------
      Utility plant in service                              10,463,643      11,766,446
  Accumulated depreciation                                  (3,962,894)     (3,929,963)
                                                            ----------      ----------
      Net utility plant in service                           6,500,749       7,836,483
  Construction work in progress                                210,101         170,317
  Other, net                                                    16,575          18,128
                                                            ----------      ----------
      Net utility plant                                      6,727,425       8,024,928
                                                            ----------      ----------

Other Property and Investments:

  Equity investments                                           215,184         207,029
  Goodwill, net                                              2,227,483       2,615,301
  Nuclear decommissioning trusts, at market (Note 1)           669,796         636,284
  Nuclear fuel disposal trust, at market                       120,609         119,293
  Other, net                                                   543,220         716,142
                                                            ----------      ----------
      Total other property and investments                   3,776,292       4,294,049
                                                            ----------      ----------

Current Assets:

  Cash and temporary cash investments                          634,439         471,548
  Marketable securities                                         28,479          26,946
  Special deposits                                             386,910          42,687
  Accounts receivable:
    Customers, net                                             541,689         445,745
    Other                                                      233,243         185,968
  Unbilled revenues                                            178,509         152,263
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                           21,141             -
  Materials and supplies, at average cost or less:
    Construction and maintenance                                76,896         100,807
    Fuel                                                           459             448
  Deferred income taxes                                        260,947          72,249
  Prepayments                                                  156,234         141,352
                                                            ----------      ----------
      Total current assets                                   2,518,946       1,640,013
                                                            ----------      ----------

Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                            4,639,953       4,716,246
  Deferred income taxes                                      2,294,588       2,528,393
  Other                                                        501,687         494,203
                                                            ----------      ----------
      Total deferred debits and other assets                 7,436,228       7,738,842
                                                            ----------      ----------



      Total Assets                                         $20,458,891     $21,697,832
                                                            ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                    In Thousands
                                                         -----------------------------
                                                            June 30,      December 31,
                                                              2000            1999
                                                         ------------     ------------
                                                          (Unaudited)
LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $   331,958     $   331,958
  Capital surplus                                            1,014,032       1,011,721
  Retained earnings                                          2,280,561       2,426,350
  Accumulated other comprehensive income/(loss) (Note 5)       (35,165)         (6,341)
                                                            ----------      ----------
      Total                                                  3,591,386       3,763,688
  Reacquired common stock, at cost                            (315,000)       (298,735)
                                                            ----------      ----------
      Total common stockholders' equity                      3,276,386       3,464,953
  Cumulative preferred stock:
    With mandatory redemption                                   51,500          73,167
    Without mandatory redemption                                12,649          12,649
  Subsidiary-obligated mandatorily redeemable
    preferred securities                                       125,000         125,000
  Trust preferred securities                                   200,000         200,000
  Long-term debt                                             4,894,739       5,631,394
                                                            ----------      ----------
      Total capitalization                                   8,560,274       9,507,163
                                                            ----------      ----------

Current Liabilities:

  Securities due within one year                               588,626         581,147
  Notes payable                                              1,297,733       1,391,071
  Bank overdraft                                               236,536         224,585
  Obligations under capital leases                              39,548          48,165
  Accounts payable                                             673,229         468,825
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                           19,484             -
  Taxes accrued                                                161,981         309,509
  Interest accrued                                              68,547          76,246
  Other                                                        619,370         732,110
                                                            ----------      ----------
      Total current liabilities                              3,705,054       3,831,658
                                                            ----------      ----------

Deferred Credits and Other Liabilities:

  Deferred income taxes                                      3,528,589       3,563,078
  Unamortized investment tax credits                            57,460          61,364
  Three Mile Island Unit 2 future costs (Note 1)               504,033         496,944
  Power purchase contract loss liability (Note 1)            3,156,834       3,300,878
  Other                                                        946,647         936,747
                                                            ----------      ----------
      Total deferred credits and other liabilities           8,193,563       8,359,011
                                                            ----------      ----------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                 $20,458,891     $21,697,832
                                                            ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income

                                   (Unaudited)

                                                          In Thousands
                                                     (Except Per Share Data)
                                          -----------------------------------------------
                                               Three Months               Six Months
                                              Ended June 30,            Ended June 30,
                                          ----------------------   ----------------------
                                              2000        1999         2000        1999
                                              ----        ----         ----        ----

Operating Revenues                        $1,280,374  $  892,700   $2,456,818  $1,961,403
                                           ---------   ---------    ---------   ---------

Operating Expenses:

  Fuel                                        22,073      72,443       41,556     168,919
  Power purchased and interchanged           471,932     266,281      883,403     512,790
  Deferred costs, net                        (33,482)    (20,226)     (66,996)        144
  Other operation and maintenance            411,884     273,227      669,431     513,351
  Loss on sale of business                   372,492         -        372,492         -
  Depreciation and amortization              134,432     125,851      264,027     243,095
  Taxes, other than income taxes              43,046      43,097       94,595      92,444
                                           ---------   ---------    ---------   ---------
     Total operating expenses              1,422,377     760,673    2,258,508   1,530,743
                                           ---------   ---------    ---------   ---------

Operating Income/(Loss)                     (142,003)    132,027      198,310     430,660
                                           ----------  ---------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                 296         100          541         165
  Equity in undistributed earnings
    of affiliates, net                         2,120      23,247        5,772      76,499
  Other income, net                           31,032      19,153       50,210      68,234
                                           ---------   ---------    ---------   ---------
     Total other income and deductions        33,448      42,500       56,523     144,898
                                           ---------   ---------    ---------   ---------

Income/(Loss) Before Interest Charges

  and Preferred Dividends                   (108,555)    174,527      254,833     575,558
                                           ---------   ---------    ---------   ---------

Interest Charges and Preferred Dividends:

  Long-term debt and notes payable           134,162      86,428      267,076     167,552
  Trust preferred securities                   6,347       1,000        7,345       1,000
  Subsidiary-obligated mandatorily
    redeemable preferred securities                        7,222        5,350      14,444
  Other interest                                 399       1,733        2,469       3,298
  Allowance for borrowed funds used
    during construction                         (756)     (1,036)      (1,586)     (1,644)
  Preferred stock dividends of subsidiaries,
    inclusive of $1,268 loss on
    reacquisition (6 Mos. 1999)                1,661       2,370        4,122       6,290
                                           ---------   ---------    ---------   ---------
     Total interest charges and
       preferred dividends                   141,813      97,717      284,776     190,940
                                           ---------   ---------    ---------   ---------

Income/(Loss) Before Income Taxes

 and Minority Interest                      (250,368)     76,810      (29,943)    384,618
  Income taxes                               (40,164)     28,023       48,786     144,289
  Minority interest net income                   609       1,525        1,086       2,348
                                           ---------   ---------    ---------   ---------

Net Income/(Loss)                         $ (210,813) $   47,262   $  (79,815) $  237,981
                                           =========   =========    =========   =========


Basic -  Earnings Per Avg. Common Share   $    (1.74) $      .39   $     (.66) $     1.88
                                           =========   =========    =========   =========
      -  Avg. Common Shares Outstanding      121,199     125,701      121,284     126,670
                                           =========   =========    =========   =========

Diluted  - Earnings Per Avg. Common Share $    (1.74) $      .38   $     (.66) $     1.87
                                           =========   =========    =========   =========
         - Avg. Common Shares Outstanding    121,314     125,951      121,389     126,932
                                           =========   =========    =========   =========

Cash Dividends Paid Per Share             $     .545  $     .530   $    1.075  $    1.045
                                           =========   =========    =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                              In Thousands
                                                       ------------------------
                                                                Six Months
                                                              Ended June 30,
                                                       ------------------------
                                                            2000         1999
                                                            ----         ----
Operating Activities:

  Net income/(loss)                                     $ (79,815)  $  237,981
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         277,156      256,454
    Amortization of property under capital leases           9,080       26,041
    NJBPU restructuring rate order                            -        115,000
    (Gain)/Loss on sale of business/investments           368,408      (38,339)
    Equity in undistributed earnings
      of affiliates, net of distributions received        (19,886)     (66,889)
    Deferred income taxes and investment tax
      credits, net                                         67,439     (343,327)
    Deferred costs, net                                   (66,996)         411
  Changes in working capital:
    Receivables                                          (218,469)     (92,730)
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                     5,789          -
    Materials and supplies                                  2,180        3,806
    Special deposits and prepayments                       82,146     (109,353)
    Payables and accrued liabilities                       66,890      118,481
    Billings in excess of cost and estimated
      earnings on uncompleted contracts                      (327)         -
  Nonutility generation contract buyout costs              (5,660)     (40,250)
  Other, net                                              (88,654)      42,953
                                                        ---------    ---------
     Net cash provided by operating activities            399,281      110,239
                                                        ---------    ---------

Investing Activities:

  Acquisitions, net of cash acquired                     (220,242)  (1,022,368)
  Capital expenditures and investments                   (265,903)    (186,344)
  Proceeds from sale of business/investments            1,155,510      894,450
  Contributions to decommissioning trusts                 (18,646)     (19,302)
  Proceeds from nonutility generation trusts               44,809          -
  Trust fund established for repayment of debt           (346,966)         -
  Other, net                                                5,847       52,912
                                                        ---------    ---------
     Net cash provided/(required)
       by investing activities                            354,409     (280,652)
                                                        ---------    ---------

Financing Activities:

  Issuance of long-term debt                              421,169    1,614,321
  Issuance of trust preferred securities                      -        193,070
  Retirement of long-term debt                           (820,128)  (1,463,192)
  Increase in notes payable, net                           13,461      348,624
  Capital lease principal payments                         (9,784)     (23,756)
  Reacquisition of common stock                           (22,383)    (102,582)
  Dividends paid on common stock                         (130,531)    (132,534)
  Redemption of preferred stock of subsidiaries           (21,667)     (35,004)
                                                        ---------    ---------
     Net cash provided/(required)
       by financing activities                           (569,863)     398,947
                                                        ---------    ---------

Effect of exchange rate changes on cash                   (20,936)      (2,835)
                                                        ---------    ---------

Net increase in cash and temporary

  cash investments from above activities                  162,891      225,699
Cash and temporary cash investments, beginning of year    471,548       72,755
                                                        ---------    ---------
Cash and temporary cash investments, end of period     $  634,439   $  298,454
                                                        =========    =========

Supplemental Disclosure:

  Interest and preferred dividends paid                $  282,595   $  191,347
                                                        =========    =========
  Income taxes paid                                    $  150,789   $  285,016
                                                        =========    =========
  New capital lease obligations incurred               $    9,732   $   28,396
                                                        =========    =========
  Common stock dividends declared but not paid         $      -     $   66,489
                                                        =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                           Consolidated Balance Sheets

                                                                 In Thousands
                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                        ------------     ------------
                                                         (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution, and general plant            $3,135,214      $3,097,150
  Generation plant                                            510,282         504,545
                                                            ---------       ---------
      Utility plant in service                              3,645,496       3,601,695
  Accumulated depreciation                                 (1,947,437)     (1,872,422)
                                                            ---------       ---------
      Net utility plant in service                          1,698,059       1,729,273
  Construction work in progress                               106,414          80,671
  Other, net                                                   13,073          14,781
                                                            ---------       ---------
      Net utility plant                                     1,817,546       1,824,725
                                                            ---------       ---------


Other Property and Investments:

  Nuclear decommissioning trusts, at market (Note 1)          419,586         394,941
  Nuclear fuel disposal trust, at market                      120,609         119,293
  Other, net                                                    2,756           1,252
                                                            ---------       ---------
      Total other property and investments                    542,951         515,486
                                                            ---------       ---------


Current Assets:

  Cash and temporary cash investments                          53,480          68,684
  Special deposits                                              2,479           1,035
  Accounts receivable:
    Customers, net                                            160,561         164,099
    Affiliates                                                 27,053          34,992
    Other                                                      46,989          34,696
  Unbilled revenues                                            89,643          78,251
  Fuel inventory, at average cost or less                         220             240
  Deferred income taxes                                         4,439           1,652
  Prepayments                                                  69,467          23,000
                                                            ---------       ---------
      Total current assets                                    454,331         406,649
                                                            ---------       ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                           2,727,532       2,810,854
  Deferred income taxes                                       196,617         221,668
  Other                                                        56,683          31,615
                                                            ---------       ---------
      Total deferred debits and other assets                2,980,832       3,064,137
                                                            ---------       ---------





      Total Assets                                         $5,795,660      $5,810,997
                                                            =========       =========

The accompanying notes are an integral part of the consolidated financial statements.


               JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                           Consolidated Balance Sheets

                                                                    In Thousands

                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------     ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $  153,713      $  153,713
  Capital surplus                                             510,769         510,769
  Retained earnings                                           711,760         720,878
  Accumulated other comprehensive income/(loss)(Note 5)             7               7
                                                            ---------       ---------
      Total common stockholder's equity                     1,376,249       1,385,367
  Cumulative preferred stock:
    With mandatory redemption                                  51,500          73,167
    Without mandatory redemption                               12,649          12,649
  Company-obligated mandatorily redeemable
    preferred securities                                      125,000         125,000
  Long-term debt                                            1,133,880       1,133,760
                                                            ---------       ---------
      Total capitalization                                  2,699,278       2,729,943
                                                            ---------       ---------


Current Liabilities:

  Securities due within one year                               10,846          50,846
  Obligations under capital leases                             39,086          48,165
  Accounts payable:
    Affiliates                                                110,665          60,527
    Other                                                     125,689          82,355
  Taxes accrued                                                84,307          13,079
  Interest accrued                                             23,815          24,523
  Other                                                        30,369          36,169
                                                            ---------       ---------
      Total current liabilities                               424,777         315,664
                                                            ---------       ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                       574,710         570,568
  Unamortized investment tax credits                           29,205          32,114
  Nuclear fuel disposal fee                                   152,257         148,009
  Three Mile Island Unit 2 future costs (Note 1)              126,013         124,241
  Power purchase contract loss liability (Note 1)           1,525,614       1,624,769
  Other                                                       263,806         265,689
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,671,605       2,765,390
                                                            ---------       ---------


Commitments and Contingencies (Note 1)


      Total Liabilities and Capitalization                 $5,795,660      $5,810,997
                                                            =========       =========



The accompanying notes are an integral part of the consolidated financial statements.


                  JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                        Consolidated Statements of Income

                                   (Unaudited)

                                                             In Thousands
                                              -------------------------------------------
                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                               --------------------  ---------------------
                                                  2000       1999        2000       1999
                                                  ----       ----        ----       ----

Operating Revenues                             $ 490,150  $ 391,025  $  942,895  $ 907,914
                                                --------   --------   ---------   --------

Operating Expenses:

  Fuel                                             9,326     21,598      15,193     43,715
  Power purchased and interchanged:
    Affiliates                                    10,977     41,639      31,253     57,588
    Others                                       223,153    144,908     417,275    298,358
  Deferral costs, net                            (33,482)   (20,226)    (66,996)       144
  Other operation and maintenance                109,700    107,899     207,827    215,745
  Depreciation and amortization                   56,163     64,362     112,306    127,058
  Taxes, other than income taxes                  14,760     19,560      30,489     40,894
                                                --------   --------   ---------   --------
     Total operating expenses                    390,597    379,740     747,347    783,502
                                                --------   --------   ---------   --------

Operating Income                                  99,553     11,285     195,548    124,412
                                                --------   --------   ---------   --------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     297         69         513        123
  Other income/(expense), net                     (1,501)     4,463       3,931      7,482
                                                --------   --------   ---------   --------
     Total other income and deductions            (1,204)     4,532       4,444      7,605
                                                --------   --------   ---------   --------

Income Before Interest Charges                    98,349     15,817     199,992    132,017
                                                --------   --------   ---------   --------

Interest Charges:

  Long-term debt and notes payable                22,560     24,280      45,822     47,470
  Company-obligated mandatorily

    redeemable preferred securities                2,675      2,675       5,350      5,350
  Other interest                                     208        461         360        656
  Allowance for borrowed funds used
    during construction                             (473)      (454)       (819)      (686)
                                                --------   --------   ---------   --------
     Total interest charges                       24,970     26,962      50,713     52,790
                                                --------   --------   ---------   --------

Income/(Loss) Before Income Taxes                 73,379    (11,145)    149,279     79,227
  Income taxes                                    28,945     (5,290)     59,275     31,385
                                                --------   --------   ---------   --------

Net Income/(Loss)                                 44,434     (5,855)     90,004     47,842
  Preferred stock dividends                        1,661      2,370       4,122      4,802
                                                --------   --------   ---------   --------
Earnings/(Loss) Available for Common Stock     $  42,773  $  (8,225) $   85,882  $  43,040
                                                ========   ========   =========   ========



The accompanying notes are an integral part of the consolidated financial statements.

              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                            In Thousands

                                                     -------------------------
                                                              Six Months
                                                            Ended June 30,
                                                      -------------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:

  Net income                                            $  90,004    $  47,842
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         128,800      141,578
    Amortization of property under capital leases           9,080       15,237
    NJBPU restructuring rate order                            -        115,000
    Deferred income taxes and investment tax
      credits, net                                          2,690      (40,599)
    Deferred costs, net                                   (66,996)         411
  Changes in working capital:
    Receivables                                            (6,750)     (55,383)
    Materials and supplies                                 (1,151)      11,797
    Special deposits and prepayments                      (47,911)     (96,850)
    Payables and accrued liabilities                      111,921        7,058
    Due to/from affiliates                                 58,077       (4,293)
  Nonutility generation contract buyout costs                 -        (35,500)
  Other, net                                              (41,697)      33,395
                                                         --------     --------
     Net cash provided by operating activities            236,067      139,693
                                                         --------     --------

Investing Activities:

  Capital expenditures and investments                    (68,165)     (67,305)
  Contributions to decommissioning trusts                 (14,671)     (12,571)
  Other, net                                                2,299        1,860
                                                         --------     --------
     Net cash required by investing activities            (80,537)     (78,016)
                                                         --------     --------

Financing Activities:

  Retirement of long-term debt                            (40,000)         -
  Increase in notes payable, net                              -         65,456
  Redemption of preferred stock                           (21,667)      (5,000)
  Capital lease principal payments                         (9,784)     (12,366)
  Dividends paid on common stock                          (95,000)     (95,000)
  Dividends paid on preferred stock                        (4,283)      (4,708)
                                                         --------     --------
     Net cash required by financing activities           (170,734)     (51,618)
                                                         --------     --------

Net increase/(decrease) in cash and temporary

  cash investments from above activities                  (15,204)      10,059
Cash and temporary cash investments, beginning of year     68,684        1,850
                                                         --------     --------
Cash and temporary cash investments, end of period      $  53,480    $  11,909
                                                         ========     ========


Supplemental Disclosure:

  Interest and preferred dividends paid                 $  55,469    $  57,524
                                                         ========     ========
  Income taxes paid/(refunded)                          $ (22,993)   $  81,027
                                                         ========     ========
  New capital lease obligations incurred                $   9,732    $   7,098
                                                         ========     ========



The accompanying notes are an integral part of the consolidated financial statements.


                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                    In Thousands

                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------     ------------
                                                          (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution and general plant             $1,517,692      $1,500,417
  Generation plant                                             25,232          21,683
                                                            ---------       ---------
      Utility plant in service                              1,542,924       1,522,100
  Accumulated depreciation                                   (480,973)       (462,709)
                                                            ---------       ---------
      Net utility plant in service                          1,061,951       1,059,391
  Construction work in progress                                24,164          25,329
  Other, net                                                      596             643
                                                            ---------       ---------
      Net utility plant                                     1,086,711       1,085,363
                                                            ---------       ---------


Other Property and Investments:

  Nuclear decommissioning trusts, at market (Note 1)          150,941         144,261
  Other, net                                                    5,357           3,010
                                                            ---------       ---------
      Total other property and investments                    156,298         147,271
                                                            ---------       ---------


Current Assets:

  Cash and temporary cash investments                              16          10,899
  Special deposits                                                161             160
  Accounts receivable:
    Customers, net                                             64,720          60,188
    Affiliates                                                132,050          77,067
    Other                                                      53,279          46,377
  Unbilled revenues                                            31,998          28,956
  Deferred income taxes                                         2,945           2,945
  Prepayments                                                  17,047          16,715
                                                            ---------       ---------
      Total current assets                                    302,216         243,307
                                                            ---------       ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                           1,252,164       1,232,865
  Deferred income taxes                                       728,003         738,189
  Other                                                        41,216          41,198
                                                            ---------       ---------
      Total deferred debits and other assets                2,021,383       2,012,252
                                                            ---------       ---------


      Total Assets                                         $3,566,608      $3,488,193
                                                           ==========       =========



The accompanying notes are an integral part of the consolidated financial statements.


                  METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                    In Thousands

                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------     ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $   66,273      $   66,273
  Capital surplus                                             400,200         400,200
  Retained earnings                                            23,741          13,581
  Accumulated other comprehensive income (Note 5)              19,222          21,363
                                                            ---------       ---------
       Total common stockholder's equity                      509,436         501,417
  Trust preferred securities                                  100,000         100,000
  Long-term debt                                              496,884         496,883
                                                            ---------       ---------
      Total capitalization                                  1,106,320       1,098,300
                                                            ---------       ---------


Current Liabilities:

  Securities due within one year                                   25          50,025
  Notes payable                                               128,600             -
  Accounts payable:
    Affiliates                                                132,645         125,179
    Other                                                      45,271          30,106
  Taxes accrued                                                13,421          35,976
  Interest accrued                                             15,348          16,738
  Other                                                        10,732          18,208
                                                            ---------       ---------
      Total current liabilities                               346,042         276,232
                                                            ---------       ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                       997,287         993,427
  Unamortized investment tax credits                           14,586          15,010
  Three Mile Island Unit 2 future costs (Note 1)              251,924         248,381
  Nuclear fuel disposal fee                                    34,383          33,430
  Power purchase contract loss liability (Note 1)             729,727         735,833
  Other                                                        86,339          87,580
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,114,246       2,113,661
                                                            ---------       ---------

Commitments and Contingencies (Note 1)

      Total Liabilities and Capitalization                 $3,566,608      $3,488,193
                                                            =========       =========


The accompanying notes are an integral part of the consolidated financial statements.


                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income

                                   (Unaudited)

                                                                    In Thousands

                                               ---------------------------------------------
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                               --------------------   ----------------------
                                                   2000      1999         2000        1999
                                                   ----      ----         ----        ----

Operating Revenues                             $ 197,814  $ 198,010   $  400,870   $ 427,167
                                                --------   --------    ---------    --------

Operating Expenses:

  Fuel                                               -       23,514          -        49,143
  Power purchased and interchanged:
    Affiliates                                     1,296        -          1,348       2,208
    Others                                       111,566     46,039      204,064      86,997
  Other operation and maintenance                 38,205     54,002       66,205     105,917
  Depreciation and amortization                   15,941     19,191       31,745      38,320
  Taxes, other than income taxes                  11,593     10,641       22,976      23,707
                                                --------   --------    ---------   ---------
     Total operating expenses                    178,601    153,387      326,338     306,292
                                                --------   --------    ---------   ---------

Operating Income                                  19,213     44,623       74,532     120,875
                                                --------   --------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                      (1)        31           28          42
  Other income, net                                8,249      1,903       11,020       3,036
                                                --------   --------    ---------    --------
     Total other income and deductions             8,248      1,934       11,048       3,078
                                                --------   --------    ---------    --------

Income Before Interest Charges                    27,461     46,557       85,580     123,953
                                                --------   --------    ---------    --------

Interest Charges:

  Long-term debt and notes payable                11,405     12,028       23,340      24,116
  Trust preferred securities                       1,837        694        3,675         694
  Company-obligated mandatorily
    redeemable preferred securities                  -        2,250                    4,500
  Other interest                                     560        429        1,086         851
  Allowance for borrowed funds used
    during construction                              (84)      (282)        (268)       (458)
                                                --------   --------    ---------      -------


     Total interest charges                       13,718     15,119       27,833      29,703
                                                --------   --------    ---------   ---------

Income Before Income Taxes                        13,743     31,438       57,747      94,250
  Income taxes                                     5,076     12,296       22,587      42,276
                                                --------   --------    ---------   ---------

Net Income                                         8,667     19,142       35,160      51,974
  Preferred stock dividends                          -          -            -            66
  Loss on preferred stock reacquisition              -          -            -           542
                                                --------   --------    ---------   ---------
Earnings Available for Common Stock            $   8,667  $  19,142   $   35,160  $   51,366
                                                ========   ========    =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                              In Thousands
                                                      -------------------------
                                                              Six Months
                                                            Ended June 30,
                                                      -------------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:

  Net income                                            $  35,160    $  51,974
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          31,616       41,302
    Amortization of property under capital leases             -          7,117
    Deferred income taxes and investment tax
      credits, net                                          8,138       18,161
  Changes in working capital:
    Receivables                                           (11,435)         269
    Materials and supplies                                    -         10,036
    Special deposits and prepayments                         (333)     (52,958)
    Payables and accrued liabilities                      (16,285)     (91,269)
    Due to/from affiliates                                (47,487)      52,592
  Nonutility generation contract buyout costs              (1,250)      (1,250)
  Other, net                                              (35,461)     (17,502)
                                                         --------     --------
     Net cash provided/(required)
      by operating activities                             (37,337)      18,472
                                                         --------     --------

Investing Activities:

  Capital expenditures and investments                    (23,191)     (32,321)
  Contributions to decommissioning trusts                  (3,955)      (1,485)
  Other, net                                                  -            (33)
                                                         --------     --------
     Net cash required by investing activities            (27,146)     (33,839)
                                                         --------     --------

Financing Activities:

  Increase/(decrease) in notes payable, net               128,600      (54,640)
  Retirement of long-term debt                            (50,000)         -
  Issuance of trust preferred securities                      -         96,535
  Redemption of preferred stock                               -        (12,598)
  Capital lease principal payments                            -         (7,160)
  Dividends paid on common stock                          (25,000)     (30,000)
  Dividends paid on preferred stock                           -            (66)
  Contribution from parent corporation                        -         30,000
                                                         --------      -------
     Net cash provided by financing activities             53,600       22,071
                                                         --------      -------

Net increase/(decrease) in cash and temporary cash

  investments from above activities                       (10,883)       6,704
Cash and temporary cash investments, beginning of year     10,899          442
                                                         --------     --------
Cash and temporary cash investments, end of period      $      16    $   7,146
                                                         ========     ========


Supplemental Disclosure:

  Interest and preferred dividends paid                 $  27,803    $  28,112
                                                         ========     ========
  Income taxes paid                                     $  45,736    $  76,187
                                                         ========     ========
  New capital lease obligations incurred                $     -      $  14,199
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                In Thousands
                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------     ------------
                                                          (Unaudited)

ASSETS

Utility Plant:

  Transmission, distribution and general plant             $1,756,808      $1,732,386
  Accumulated depreciation                                   (575,494)       (552,449)
                                                            ---------       ---------
      Net utility plant in service                          1,181,314       1,179,937
  Construction work in progress                                34,166          30,329
  Other, net                                                    2,906           2,704
                                                            ---------       ---------
      Net utility plant                                     1,218,386       1,212,970
                                                            ---------       ---------


Other Property and Investments:

  Nonutility generation trusts, at market                     221,892         266,700
  Nuclear decommissioning trusts, at market (Note 1)           99,269          97,082
  Other, net                                                    2,927           1,233
                                                            ---------       ---------
      Total other property and investments                    324,088         365,015
                                                            ---------       ---------


Current Assets:

  Cash and temporary cash investments                             585          32,250
  Special deposits                                                233             233
  Accounts receivable:
    Customers, net                                             72,820          69,752
    Affiliates                                                112,777          15,546
    Other                                                      31,369          24,658
  Unbilled revenues                                            31,738          30,836
  Deferred income taxes                                         7,589           7,589
  Prepayments                                                  15,706          15,484
                                                            ---------       ---------
      Total current assets                                    272,817         196,348
                                                            ---------       ---------


Deferred Debits and Other Assets:

  Regulatory assets, net (Note 1)                             660,257         672,527
  Deferred income taxes                                     1,197,133       1,225,150
  Other                                                        23,779          23,781
                                                            ---------       ---------
      Total deferred debits and other assets                1,881,169       1,921,458
                                                            ---------       ---------


      Total Assets                                         $3,696,460      $3,695,791
                                                            =========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets

                                                                 In Thousands
                                                         -----------------------------
                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------     ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION

Capitalization:

  Common stock                                             $  105,812      $  105,812
  Capital surplus                                             285,486         285,486
  Retained earnings                                            35,746          59,265
  Accumulated other comprehensive income (Note 5)               9,542          10,619
                                                            ---------       ---------
      Total common stockholder's equity                       436,586         461,182
  Trust preferred securities                                  100,000         100,000
  Long-term debt                                              474,734         424,641
                                                            ---------       ---------
      Total capitalization                                  1,011,320         985,823
                                                            ---------       ---------


Current Liabilities:

  Securities due within one year                                   13              13
  Notes payable                                               104,400          53,600
  Obligations under capital leases                                462             -
  Accounts payable:
    Affiliates                                                134,369          66,223
    Other                                                      52,494          34,845
  Taxes accrued                                                 5,986         108,005
  Interest accrued                                              8,938           6,588
  Other                                                        11,175          17,567
                                                            ---------       ---------
      Total current liabilities                               317,837         286,841
                                                            ---------       ---------


Deferred Credits and Other Liabilities:

  Deferred income taxes                                     1,230,791       1,250,490
  Unamortized investment tax credits                           13,669          14,240
  Three Mile Island Unit 2 future costs (Note 1)              126,096         124,322
  Nuclear fuel disposal fee                                    17,197          16,717
  Power Purchase contract loss liability (Note 1)             901,493         940,276
  Other                                                        78,057          77,082
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,367,303       2,423,127
                                                            ---------       ---------


Commitments and Contingencies (Note 1)


      Total Liabilities and Capitalization                 $3,696,460      $3,695,791
                                                            =========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                    PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income

                                   (Unaudited)

                                                                 In Thousands
                                               --------------------------------------------
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                               --------------------  ----------------------
                                                   2000      1999        2000        1999
                                                   ----      ----        ----        ----

Operating Revenues                             $ 206,789  $ 205,097  $  426,894  $  451,346
                                                --------   --------   ---------   ---------

Operating Expenses:

  Fuel                                               -       16,709         -        53,253
  Power purchased and interchanged:
    Affiliates                                       876      2,991       1,033       4,553
    Others                                       120,818     54,960     225,831      93,991
  Other operation and maintenance                 44,425     55,215      83,231     114,618
  Depreciation and amortization                   13,469     18,407      25,003      41,460
  Taxes, other than income taxes                  12,523     11,806      23,486      25,820
                                                --------   --------   ---------   ---------
     Total operating expenses                    192,111    160,088     358,584     333,695
                                                --------   --------   ---------   ---------

Operating Income                                  14,678     45,009      68,310     117,651
                                                --------   --------   ---------   ---------

Other Income and Deductions:

  Other income, net                                3,858      7,192       4,705      46,101
                                                --------   --------   ---------   ---------
     Total other income and deductions             3,858      7,192       4,705      46,101
                                                --------   --------   ---------   ---------

Income Before Interest Charges                    18,536     52,201      73,015     163,752
                                                --------   --------   ---------   ---------

Interest Charges:

  Long-term debt and notes payable                 9,124      7,369      16,401      20,797
  Trust preferred securities                       1,835        306       3,670         306
  Company-obligated mandatorily
    redeemable preferred securities                  -        2,297         -         4,594
  Other interest                                     311        132         607         539
  Allowance for borrowed funds used
    during construction                             (199)      (300)       (499)       (500)
                                                --------   --------   ---------   ---------
     Total interest charges                       11,071      9,804      20,179      25,736
                                                --------   --------   ---------   ---------

Income Before Income Taxes                         7,465     42,397      52,836     138,016
  Income taxes                                     2,926     22,452      21,355      52,581
                                                --------   --------   ---------   ---------

Net Income                                         4,539     19,945      31,481      85,435
  Preferred stock dividends                          -          -           -           154
  Loss on preferred stock reacquisition              -          -           -           726
                                                --------   --------   ---------   ---------
Earnings Available for Common Stock            $   4,539  $  19,945  $   31,481  $   84,555
                                                ========   ========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                              In Thousands
                                                      -------------------------
                                                              Six Months
                                                            Ended June 30,
                                                      -------------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:

  Net income                                            $  31,481    $  85,435
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          24,702       40,958
    Amortization of property under capital leases             -          3,687
    Gain on sale of investment                                -        (38,252)
    Deferred income taxes and investment tax
      credits, net                                         12,753     (290,339)
  Changes in working capital:
    Receivables                                            (9,779)      12,050
    Materials and supplies                                    -         33,195
    Special deposits and prepayments                         (222)       2,867
    Payables and accrued liabilities                      (88,410)     166,060
    Due to/from affiliates                                (29,085)       9,842
  Nonutility generation contract buyout costs              (4,410)      (3,500)
  Other, net                                              (31,879)     (50,230)
                                                         --------     --------
     Net cash required by operating activities            (94,849)     (28,227)
                                                         --------     --------

Investing Activities:

  Capital expenditures and investments                    (29,452)     (37,567)
  Proceeds from sale of investment                            -        894,450
  Proceeds from nonutility generation trusts               44,809          -
  Contributions to decommissioning trusts                     (20)      (5,246)
  Other, net                                                2,047          915
                                                         --------     --------
     Net cash provided by investing activities             17,384      852,552
                                                         --------     --------

Financing Activities:

  Issuance of long-term debt                               50,000      348,127
  Issuance of trust preferred securities                      -         96,535
  Retirement of long-term debt                                -       (600,000)
  Increase/(decrease) in notes payable, net                50,800      (86,023)
  Redemption of preferred stock                               -        (17,406)
  Capital lease principal payments                            -         (4,230)
  Dividends paid on common stock                          (55,000)    (380,000)
  Dividends paid on preferred stock                           -           (154)
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                             45,800     (643,151)
                                                         --------     --------

Net increase/(decrease) in cash and temporary

  cash investments from above activities                  (31,665)     181,174
Cash and temporary cash investments, beginning of year     32,250        2,750
                                                         --------     --------
Cash and temporary cash investments, end of period      $     585    $ 183,924
                                                         ========     ========

Supplemental Disclosure:

  Interest and preferred dividends paid                 $  10,914    $  39,584
                                                         ========     ========
  Income taxes paid                                     $ 115,575    $ 127,541
                                                         ========     ========
  New capital lease obligations incurred                $     -      $   7,099
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies

              COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The customer service function, transmission and distribution operations and the operations of the remaining non-nuclear generating facilities of these electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." The nuclear generation operations of GPU Energy are conducted by GPU Nuclear, Inc. (GPUN). GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

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

      In 1998, the Pennsylvania Public Utility Commission (PaPUC) issued Restructuring Orders to Met-Ed and Penelec which, among other things, provide for Met-Ed and Penelec's recovery of a substantial portion of what otherwise would have become stranded costs, and provide for a Phase II proceeding following the completion of their generation divestitures to make a final determination of the extent of that stranded cost recovery. The Pennsylvania Supreme Court has denied an appeal filed by one intervenor in the proceeding. GPU Energy does not know whether the intervenor will seek review by the US Supreme Court.

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

      During 1999, the NJBPU issued final electric restructuring and generation-related securitization orders to Public Service Electric and Gas Company (PSE&G), a non-affiliated utility. Several parties appealed these orders on a variety of grounds, including the use of deferred accounting associated with above market NUG costs and the Societal Benefit Charge, which includes recovery of nuclear decommissioning costs. In April 2000, the Appellate Division of the New Jersey Superior Court affirmed the orders. The Appellate Division's decision has been appealed to the New Jersey Supreme Court which is not expected to issue a decision before January 2001. While JCP&L's Summary Order has not been appealed, JCP&L is unable to determine the impact, if any, the appeals to PSE&G's orders will have on its restructuring order and petition for securitization or its use of deferred accounting.

      As a result of the NJBPU and the PaPUC restructuring decisions, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have essentially divested their generation business, there will be increased market risks associated with supplying that electricity, since the GPU Energy companies will have to supply electricity to non-shopping customers entirely from contracted and open market purchases. While JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers, Met-Ed and Penelec are generally unable to recover their energy costs in excess of established rate caps. Management has implemented an energy risk management program, but there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

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

      The GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy. Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements and the timing of the pending Oyster Creek sale, are estimated to be $650 million in 2000, $651 million in 2001, $323 million in 2002, $138 million in 2003 and $44 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with non-utility generators (NUGs) for the purchase of energy and capacity, which agreements have remaining terms of up to 20 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The following table shows actual payments from 1998 through June 30, 2000, and estimated payments thereafter through 2005:

                          Payments Under NUG Agreements

                                 (in millions)

                          Total      JCP&L      Met-Ed      Penelec

      1998                 788        403         174         211
      1999                 774        388         167         219
      2000                 741        385         141         215
      2001                 733        392         138         203
      2002                 736        394         141         201
      2003                 752        400         145         207
      2004                 767        404         150         213
      2005                 751        392         153         206

      The NJBPU Summary Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs), whereas the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $3.1 billion (JCP&L $1.5 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs which is offset by a corresponding regulatory asset. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

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

                               ACCOUNTING MATTERS

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),

"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101", with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the June 30, 2000 and December 31, 1999 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiary Companies

                                                       (in thousands)
                                                ----------------------------
                                                   June 30,      December 31,
                                                     2000           1999
                                                -------------    ------------
Market transition charge (MTC) / basic
  generation service                               $2,287,449    $2,359,529
Competitive transition charge (CTC)                   756,406       803,064
Reserve for generation divestiture                    530,912       536,904
Power purchase contract loss not in CTC               369,290       369,290
Income taxes recoverable through future rates, net    283,636       280,268
Costs recoverable through distribution rates          281,363       296,842
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                               100,869       100,794
Societal benefits charge                              100,643       116,941
Net divestiture proceeds recoverable through MTC       58,077        37,542
Above-market deferred NUG costs                      (196,276)     (252,348)
Other, net                                             67,584        67,420
                                                    ---------     ---------
     Total regulatory assets, net                  $4,639,953    $4,716,246
                                                    =========     =========

JCP&L

MTC / basic generation service                    $2,287,449     $2,359,529
Costs recoverable through distribution rates         281,363        296,842
Societal benefits charge                             100,643        116,941
Net divestiture proceeds recoverable through MTC      58,077         37,542
                                                   ---------       --------
     Total regulatory assets, net                 $2,727,532     $2,810,854
                                                   =========      =========

Met-Ed

CTC                                               $  583,441     $  591,316
Power purchase contract loss not in CTC              271,270        271,270
Reserve for generation divestiture                   142,179        137,037
Income taxes recoverable through future rates, net   122,955        115,713
TMI-2 decommissioning costs                           64,608         65,455
Other, net                                            67,711         52,074
                                                   ---------      ---------
     Total regulatory assets, net                 $1,252,164     $1,232,865
                                                   =========      =========

Penelec

Reserve for generation divestiture                $  388,733     $  399,867
Above-market deferred NUG costs                     (213,312)      (252,893)
CTC                                                  172,965        211,748
Income taxes recoverable through future rates, net   160,681        164,555
Power purchase contract loss not in CTC               98,020         98,020
Other, net                                            53,170         51,230
                                                   ---------      ---------
     Total regulatory assets, net                 $  660,257     $  672,527
                                                   =========      =========

      Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) excludes from its scope certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, it must be probable that the contract will result in physical delivery.

    GPU's use of derivative instruments is intended to manage the risks of commodity price, interest rate and foreign currency fluctuations, and may include such transactions as electricity and natural gas forwards and futures contracts, foreign currency swaps, interest rate swaps and options. GPU does not intend to hold or issue derivative instruments for trading purposes. To the extent that GPU's energy-related contracts fall within the scope of FAS 133, GPU will be required to include them on its balance sheet at fair value, and recognize the subsequent changes in fair value as either gains or losses in earnings or report them as a component of other comprehensive income, depending upon their intended use and designation as a hedge. GPU will adopt this statement on January 1, 2001 and is currently in the process of evaluating the impact of its implementation.

                               NUCLEAR FACILITIES

Investments:
-----------

      In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million. In addition, in October 1999, JCP&L agreed to sell Oyster Creek to AmerGen for $10 million and reimbursement of the cost (estimated at $88 million) of the next refueling outage. JCP&L's net investment, including nuclear fuel, in Oyster Creek as of June 30, 2000 and December 31, 1999 was $10 million, reflecting the impairment write-down from the pending sale. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%. JCP&L's net investment in TMI-2 as of June 30, 2000 and December 31, 1999 was $58 million and $61 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

TMI-2:
-----

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

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases," which had been selected for a test case trial as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions by GPU, Inc., the GPU Energy companies and the plaintiffs.

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

      In 1995, a consultant to GPUN performed site-specific studies of TMI-2 and Oyster Creek (updated in 1998), that considered various decommissioning methods and estimated the cost of decommissioning the radiological portions and the cost of removal of the nonradiological portions of each plant, using the prompt removal/dismantlement method. GPUN management has reviewed the methodology and assumptions used in these studies, is in agreement with them, and believes the results are reasonable. Under NRC regulations, JCP&L is making periodic payments to complete the funding for Oyster Creek retirement costs by the end of the plant's license term of 2009. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The NRC may require an acceleration of the decommissioning funding for Oyster Creek if the pending sale is not completed and the plant is retired early. The retirement cost estimates under the 1995 site-specific studies, assuming decommissioning of TMI-2 and Oyster Creek in 2014 and 2009, respectively, are $443 million and $601 million for radiological decommissioning and $35 million and $33 million for non-radiological removal costs (net of $12.6 million spent as of June 30, 2000)(in 2000 dollars).

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

      The 1995 Oyster Creek site-specific study was updated in 1998 in response to the previously announced potential early closure of the plant in 2000. An early shutdown would increase the retirement costs shown above to $643 million ($610 million for radiological decommissioning and $33 million for nonradiological cost of removal). Both estimates include substantial spending for an on-site dry storage facility for spent nuclear fuel and significant costs for storing the fuel until the DOE complies with the Nuclear Waste Policy Act of 1982. For additional information, see OTHER COMMITMENTS AND CONTINGENCIES section.

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

      The estimated liabilities for TMI-2 future retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of June 30, 2000 and December 31, 1999 are $504 million (JCP&L $126 million; Met-Ed $252 million; Penelec $126 million) and $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million), respectively. These amounts are based upon the 1995 site-specific study estimates (in 2000 and 1999 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) as of June 30, 2000 and December 31, 1999, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $504 million liability as of June 30, 2000 is $182 million (JCP&L $13 million; Met-Ed $133 million; Penelec $36 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $366 million (JCP&L $116 million; Met-Ed $151 million; Penelec $99 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

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

      As of June 30, 2000, the accident-related portion of TMI-2 radiological decommissioning costs is considered to be $78 million (JCP&L $19.5 million; Met-Ed $39 million; Penelec $19.5 million), which is based on the 1995 site-specific study estimates (in 2000 dollars).

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

      The Price-Anderson Act limits GPU's liability to third parties for a nuclear incident at Oyster Creek to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including Oyster Creek, could result in an assessment of up to $88 million per incident, subject to an annual maximum payment of $10 million per incident per reactor. Although TMI-2 is exempt from this assessment, the plant is still covered by the provisions of the Price-Anderson Act. In addition to the retrospective premiums payable under the Price-Anderson Act, the GPU Energy companies are also subject to retrospective premium assessments of up to $9.5 million for insurance policies currently in effect applicable to nuclear operations and facilities. The GPU Energy companies are also subject to other retrospective premium assessments related to policies applicable to TMI-1 and Oyster Creek (GPU anticipates the sale of Oyster Creek to be completed in August
2000) prior to their sales to AmerGen.

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

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of June 30, 2000, a liability of approximately $6 million was recorded for nine PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1 million of past response costs as of December 31, 1999. The EPA estimates the total Site cleanup costs at approximately $4.2 million. Consultants to Chesapeake have estimated the remaining remediation ground water costs to be approximately $11.3 million to $19 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. As of June 30, 2000, if the statutory maximum were applied, the total amount of penalties would be approximately $39 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

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

      JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 2000, JCP&L has spent approximately $38 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $54 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $54 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. As of June 30, 2000, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $46 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites, and has settled with all but one of those insurance carriers.

                       OTHER COMMITMENTS AND CONTINGENCIES

Class Action Litigation:
-----------------------

GPU Energy

      In July 1999, New Jersey experienced a severe heat storm that resulted in major power outages and temporary service interruptions, which affected JCP&L's service territory. As a result, the NJBPU initiated an investigation into the reliability of the transmission and distribution systems of all New Jersey utilities and their response to power outages. This investigation was completed in April 2000, resulting in Phase I and Phase II Reports. Both Reports contain, among other things, recommendations as to certain actions that should be undertaken by JCP&L, and were adopted by NJBPU orders requiring JCP&L to act on the recommendations and to report back on such implementation. JCP&L has begun to act on these recommendations. The NJBPU order adopting the Phase II Report stated that there is not a prima facie case demonstrating that overall JCP&L provided unsafe, inadequate or improper service to its customers. In addition, two class action lawsuits were commenced in New Jersey Superior Court in July 1999 against GPU, Inc. and JCP&L, seeking both compensatory and punitive damages for alleged losses suffered due to service interruptions. The GPU defendants originally requested the Court to stay or dismiss the litigation in deference to the NJBPU's primary jurisdiction. The Court denied the motion, consolidated the two actions, and certified them as class actions on behalf of a class that includes JCP&L customers as well as "all dependents, tenants, employees, and other intended beneficiaries of customers who suffered damages as a result" of the outages. In January 2000, the Appellate Division agreed to review the trial court's decision on primary jurisdiction. In June 2000, the Appellate Division affirmed the trial court's decision recognizing, however, that future developments in the case may require a reference of certain issues to the NJBPU. The Appellate Division also stated that the NJBPU's findings could be probative but not determinative of at least some issues in the litigation. In response to GPU's demand for a statement of damages, the plaintiffs have stated that they are seeking damages of $700 million, subject to the results of pre-trial discovery. GPU has notified its insurance carriers of the plaintiffs' allegations. The primary insurance carrier has stated that while the substance of the plaintiffs' allegations are covered under GPU's policy, it is reserving its rights concerning coverage as circumstances develop. There can be no assurance as to the outcome of these matters.

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

      GPU GasNet and TPAA have filed answers denying liability to Esso, the State and TPA, which could be material. GPU GasNet and TPAA have notified their insurance carriers of this action. The insurers have reserved their rights to deny coverage. There can be no assurance as to the outcome of this matter.

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and the GPUI Group. As of June 30, 2000, GPU, Inc.'s investment in GPU Electric and the GPUI Group was $569 million and $252 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $998 million and $30 million (including $9 million of guarantees related to domestic operations) of GPU Electric and GPUI Group outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU Electric

      In June 2000, GPU sold GPU PowerNet for A$2.1 billion (US$1.26 billion). For further information, see Note 2, Acquisitions and Dispositions. GPU had previously announced its intention to sell all, or at least 50%, of the Australian companies, for which it paid approximately US $1.9 billion (GPU PowerNet) and US $675 million (GPU GasNet) in 1997 and 1999, respectively. GPU is still considering the possible sale of GPU GasNet.

      On June 2, 2000, repayment of approximately $218 million of maturing GPU GasNet bank debt was extended to September 2, 2000. GPU GasNet may further extend this loan to October 2, 2000. GPU GasNet is in the process of establishing a commercial paper program and a medium term note program to refinance this debt. GPU, Inc. has agreed to guarantee this loan, under certain conditions, if it is not repaid by August 25, 2000.

      Midlands Electricity plc (Midlands) (conducting business under the name GPU Power UK) has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which was originally scheduled to begin commercial operation in late 1998. In June 1999, certain Project lenders for the Uch Power Project issued notices of default to the Project sponsors (including Midlands for, among other things, failure to pay principal and interest under various loan agreements. In November 1999, the Project sponsors and lenders reached an agreement under which repayment of the construction loan will be extended, principal and interest payments deferred, and the sponsors will fund the completion of the plant through the remaining equity contribution commitments. Testing of the plant has begun, but the start of commercial operations has been further delayed pending the resolution of certain technical problems, which are being addressed.

      Uch has renegotiated several of the project agreements with the Government of Pakistan and its agencies. In April 2000, Uch signed a Memorandum of Understanding with Pakistani authorities, in which it agreed, among other things, to accept a reduction in the power purchase tariff averaging approximately 8% over the project term. The agreement includes options to extend the term of the project from 23 to 30 years. Commercial operations are now planned to commence by the end of August, 2000. There remains a risk that project revenues may be delayed due to the poor economic situation in Pakistan.

      GPU's investment in the Uch Power Project as of June 30, 2000 was approximately $37.1 million, plus a guarantee letter of credit of $5.2 million, and its share of the projected completion costs represents an additional $3.9 million commitment. Cinergy Corp. has agreed to fund up to an aggregate of $20 million of the required capital contributions and/or certain future "cash losses," which could be incurred on the Uch Power Project. Cinergy has reimbursed GPU Electric for $4.9 million of capital contributions through June 30, 2000, leaving a remaining commitment of up to $15.1 million. There can be no assurance as to the outcome of this matter.

      As part of the 1999 sale of the GPU Power UK supply business and the purchase of the 50% of GPU Power UK that GPU did not already own, certain long-term purchase obligations under natural gas supply contracts were retained. Most of these contracts, which extend to September 2005, were at fixed prices in excess of the market price of gas, and a liability was established for the estimated loss under such contracts. However, as a result of increasing gas prices during the second quarter of 2000, GPU Power UK was able to enter into matching forward sale contracts for the majority of the gas purchases, resulting in a reduction in the estimated liability and a credit to income of $15.9 million pre-tax. The estimated liability as of June 30, 2000 was $25 million, of which approximately $19 million was "locked-in" under new forward sale contracts. GPU Power UK was still exposed to future price risk on the remaining $6 million of liabilities as of June 30, 2000.

      In a recent English court decision involving two unaffiliated utilities (National Grid and National Power), the court held that utilities improperly used a pension plan surplus in the UK Electricity Supply Pension Scheme to eliminate scheduled payments in respect of early retirement costs and employer contributions. The Court found that, in the case of National Grid and National Power, procedures had not been strictly followed, and as such, a liability may now exist. At a subsequent hearing, the Court refused to consider the validity or effectiveness of retrospective amendments to the plan. National Grid and National Power have appealed the Court's decision to the House of Lords. Pending the outcome of the Appeal, the requirement for any payments has been stayed. If a similar complaint were to be made against GPU Power UK, GPU Power UK's potential liability is estimated to be a maximum of British pound 63 million (US$96 million), exclusive of any applicable interest charges or penalties. The GPU Power UK section of the Electricity Supply Pension Scheme remains in substantial surplus and any payment to the plan that might ultimately prove to be necessary would be accounted for as an increase in pension assets, and would not have an immediate impact on income. However, any related penalties or interest (which could be assessed, though none are currently proposed) would adversely affect income. There can be no assurance as to the outcome of this matter.

    Emdersa's operating companies are subject to a number of government claims related to Value-added tax liabilities and to Social Security taxes collected in their electric rates, which aggregate approximately $22 million. The claims are generally related to transitional issues surrounding the privatization of Argentina's electricity industry. There can be no assurance as to the outcome of these matters.

GPUI Group

    On July 9, 1999, DIAN (the Colombian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA) 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation (EI Barranquilla, a wholly owned subsidiary of GPU Power, ABB Barranquilla, Corporacion Electrica de la Costa Atlantica and Distral Group have a 28.7%, 28.7%, 42.5% and 0.1% interest in TEBSA, respectively). The failure to give notice of this Special Requirement to the US Export Import Bank (EXIM Bank) is an event of default under the loan agreement. GPU Power also believes that other events of default exist under the loan agreements with project lenders including the Overseas Private Investments Corporation (OPIC) and a commercial bank syndicate. As a result, certain required certifications have not been delivered to EXIM Bank, OPIC and the other project lenders, which failure is, itself, an event of default under the loan agreements. These issues are currently being discussed with EXIM Bank and the other project lenders. GPU Power also expects that it will be necessary to address these issues with the Government of Colombia, as well as the other partners in the TEBSA project. As of June 30, 2000, GPU Power has an investment of approximately $84.4 million in TEBSA and is committed to make additional standby equity contributions of $21.3 million, which GPU, Inc. has guaranteed. The total outstanding senior debt of the TEBSA project is $399 million and, in addition, GPU International has guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5 million, under the project's operations and maintenance agreement. There can be no assurance as to the outcome of these matters.

GPU Telcom

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million (of which $1.9 million has been invested as of June 30, 2000) in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

      In April 2000, GPU, Inc. announced the formation of Telergy Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunication services and marketing expertise with utilities' existing fiber networks and natural positioning in serving retail markets. GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

Other:
-----

   JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the New Jersey Board of Public Utilities (NJBPU) seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its June 30, 2000 book value of $22 million. There can be no assurance as to the outcome of this matter.

      Concurrent with GPU's July 1999 acquisition of the 50% of GPU Power UK which it did not already own, GPU began to evaluate existing restructuring plans and formulate additional plans to reduce operating expenses and achieve ongoing cost reductions. As of December 31, 1999, GPU had identified and approved a cost reduction plan. At the acquisition date, GPU Power UK had recorded a liability of $28.6 million related to previous cost reduction plans. GPU retained $25.7 million of this liability, related to contractual termination and other severance benefits for 276 employees identified in a 1999 business process reengineering project. GPU identified an additional 355 employees (234 in Engineering Services, 38 in metering, 21 in Network Services and 62 from other specific functions) to be terminated as part of the plan and recorded an additional liability of $39.3 million. A net charge of $18.2 million for GPU's 50% share of these adjustments was included in expense in 1999 and the other 50% was recorded in Goodwill as a purchase accounting adjustment.

      In 2000, a change in the investment return assumptions, due to better than expected investment performance, resulted in a reduction of approximately $6.9 million to $22.6 million in the estimated liability for the remaining 459 employees at December 31, 1999. Consequently, goodwill was credited for $3.4 million (50% of the change in estimate) and $3.5 million was credited to income. Also in 2000, $14.2 million was paid to 338 employees. The remaining severance liability of $7.5 million at June 30, 2000 reflects the above transactions as well as currency translation adjustments and the impact of five employees who were retained and is included in Other current liabilities on the Consolidated Balance Sheets. Management expects the plan will be substantially completed by September 2000.

      GPU AR has entered into contracts to supply electricity to retail customers through June 2002. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $22.5 million as of June 30, 2000. GPU, Inc. has guaranteed up to $19.1 million of these payments.

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

      GPU, Inc. and consolidated affiliates have approximately 15,500 employees worldwide, of whom 11,500 are employed in the US, 3,500 are in the United Kingdom (UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (5,600) and MYR (5,500), of which approximately 3,300 and 4,800, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 3,100 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, May 1, 2003 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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

2.    ACQUISITIONS AND DISPOSITIONS

                           MYR Group Inc. Acquisition

      In April 2000, GPU, Inc. completed its acquisition of MYR Group Inc. (MYR) for approximately $217.5 million. The fair value of the assets acquired totaled approximately $154.7 million and the amount of liabilities assumed totaled approximately $99.7 million.

      MYR, a suburban Chicago-based infrastructure construction services company, is the fifth largest specialty contractor in the US. MYR provides a complete range of power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies across the US. MYR also builds cellular towers for the wireless communications market.

      The acquisition was partially financed through the issuance of GPU, Inc. short-term debt and was accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets by $162.5 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

      The following is a summary of significant accounting policies for MYR's construction services business:

Revenue Recognition
-------------------
     MYR recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. MYR charges selling, general, and administrative costs, including indirect costs associated with maintaining district offices, to expense as incurred.

      Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined. Changes in estimated revenues and costs are recognized in the periods in which such estimates are revised. Significant claims are included in revenue in accordance with industry practice.

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenues recognized.

Classification  of Current Assets and Current  Liabilities
----------------------------------------------------------
     The length of MYR's contracts vary, with some larger contracts exceeding one year. In accordance with industry practice, MYR includes in current assets and current liabilities amounts realizable and payable under contracts which may extend beyond one year.

                          GPU PowerNet Sale

    On June 30, 2000, GPU, Inc. sold GPU PowerNet to Singapore Power International (SPI) for A$2.1 billion (approximately US $1.26 billion). As part of the sales price, SPI assumed liability for A$230 million (US$137.8 million) of medium term notes. GPU applied the net proceeds from the sale as follows:
A$1,288 million (US$772 million) was used to repay debt; and $A579 million (US$347 million) was placed in a trust (which is included in Special deposits on the Consolidated Balance Sheets) to provide for the repayment of the remaining medium term notes (A$174 million/US$104 million) and outstanding commercial paper (A$405 million/US$243 million) at maturity. As a result of the sale, GPU recorded in Operating expenses on the Consolidated Statements of Income, a pre-tax loss in the quarter ended June 30, 2000 of $372 million($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss.

                          Pending Sale of Oyster Creek

    In 1999, the GPU Energy companies sold Three Mile Island Unit 1 (TMI-1) nuclear generating station and substantially all of their fossil and hydroelectric generating stations. In October 1999, JCP&L agreed to sell Oyster Creek to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for $10 million and reimbursement of the cost (estimated at $88 million) of the next scheduled refueling outage. The Oyster Creek plant was written down to its fair market value in 1999, consistent with its sale price. The write-down of the plant asset was deferred as a regulatory asset pending separate and further review by the NJBPU.

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

Interest Rate Swap Agreements:
-----------------------------

      GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. As of June 30, 2000, these agreements covered approximately $549 million of debt, including commercial paper, and were scheduled to expire on various dates through November 2007. Differences between amounts paid and received under interest rate swaps are recorded as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions. All of the agreements effectively convert variable rate debt, including commercial paper, to fixed rate debt. For the quarter ended June 30, 2000, fixed rate interest expense incurred in connection with the swap agreements exceeded the variable rate interest expense that would have been incurred had the swaps not been in place by approximately $380 thousand.

     Due to the sale of GPU PowerNet, the amount of debt subject to interest rate swaps at GPU Electric declined from $1,299 million at March 31, 2000 to $549 million at June 30, 2000. Swap positions associated with the retired debt were closed out, and swap breakage costs of $2.1 million pre-tax were included as part of the loss on the sale of GPU PowerNet.

      In April 2000, Penelec issued a total of $50 million of variable rate senior notes as unsecured medium-term notes. These variable rate securities were converted to fixed rate obligations through interest rate swap agreements.

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings (Avon). These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. As of June 30, 2000, these currency swap agreements covered British pound 561 million (US $850 million) of debt. Interest expense would have been British pound 9.4 million (US $14.3 million) as compared to British pound 9.8 million (US $14.9 million) for the quarter ended June 30, 2000 had these agreements not been in place.

Gain on Forward Foreign Exchange Contracts:
-------------------------------------------
     In connection with its previously announced intention to sell its Australian assets, GPU Electric entered into forward foreign exchange contracts in order to lock in the then-current A$/US$ exchange rate on the projected remittance of Australian dollar proceeds arising from the expected sale of GPU PowerNet and GPU GasNet. On May 24, 2000, GPU announced that it had declined all bids submitted in connection with the sale process. Consequently, GPU Electric closed out its forward foreign exchange positions, and recognized a pre-tax gain of $4.5 million in the second quarter of 2000.

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

      Under the indexed swap agreement, Onondaga pays NIMO the market price of energy and capacity and NIMO pays Onondaga a contract price which is fixed for the first two years and then adjusted monthly, according to an indexing formula, for the remaining term. As of June 30, 2000, the unamortized balance of the swap contract was valued at $51.7 million, and was included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows related to payments expected to be received by Onondaga. A corresponding amount was recorded in deferred revenue (which is included in Other - Current Liabilities on the Consolidated Balance Sheets) and will be recognized to income over a period not to exceed 10 years.

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


Business Segment Data (in thousands)
                                                                                        Income
                                                             Interest                 Before Extra-
                                            Depreciation   Charges and   Income Tax   ordinary and                     Capital
                                Operating        and        Preferred    Expense/     Non-recurring    Total         Expenditures
                                 Revenues   Amortization    Dividends   (Benefit)(a)     Items        Assets(b)     and Investments
                                 --------   ------------    ---------   ------------     -----        ---------     ---------------
For the six months ended
June 30, 2000

Domestic Segments:
  Electric Utility Operations
      (GPU Energy)              $1,730,089  $  169,356    $  102,847    $102,722        $  151,819   $13,383,056      $  158,362
  Independ Power Prod
   (GPU International)              43,692       4,700           416          73              (446)      361,276           4,266
  Electric Retail Energy Sales
   (GPU AR)                         39,874         -             -           848             1,221        22,940               8
  Construction Services
   (MYR) (e)                        99,532       1,311         2,389       1,147               613       328,926           1,284
                                   -------      ------        ------      ------            ------     ---------          ------
     Subtotal                    1,913,187     175,367       105,652     104,790           153,207    14,096,198         163,920
                                   -------      ------        ------      ------            ------     ---------          ------


Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
   Electric Distribution -
       United Kingdom              325,106      52,376        91,451      29,795            49,978     4,425,427          74,937
   Electric Distribution -
       Argentina                    81,614       7,663        12,749       6,881             2,942       609,301          18,091
   Electric Transmission -
       Australia (d)                90,007      19,947        46,822     (10,921)            9,242       489,023           4,993
   Gas Transmission -
       Australia                    27,183       5,520        21,114      (6,675)            5,672       725,347           3,389
   Independ Power Prod -
       S. America (GPU Power)       21,082       3,154         2,183       2,408             4,344       244,530              73
                                   -------      ------        ------      ------            ------     ---------          ------
     Subtotal                      544,992      88,660       174,319      21,488            72,178     6,493,628         101,483
                                   -------      ------        ------      ------            ------     ---------          ------


Corporate and Eliminations          (1,361)         -          4,805         -             (10,200)     (130,935)           500
                                   -------      ------        ------      ------            ------     ---------          ------

     Consolidated Total         $2,456,818  $  264,027    $  284,776    $126,278        $  215,185   $20,458,891      $  265,903
                                ==========  ==========    ==========    ========        ==========   ===========      ==========

For the six months ended June 30, 1999
Domestic Segments:
  Electric Utility Operations
       (GPU Energy)             $1,712,716  $  206,963      $114,519     163,060        $  219,584   $13,224,051      $  138,721
  Independ Power Prod
       (GPU International)          42,197       4,649           619         182              (847)      359,374             596
  Electric Retail Energy
       Sales (GPU AR)               37,521         -             -         1,032             1,581        24,630             -
                                   -------      ------        ------      ------            ------     ---------          ------
     Subtotal                    1,792,434     211,612       115,138     164,274           220,318    13,608,055         139,317
                                   -------      ------        ------      ------            ------     ---------          ------


Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
   Electric Distribution -
       United Kingdom                  603         -           9,835       2,171            44,348(c)  4,687,476             -
   Electric Distribution -
       Argentina                    48,999       6,190         8,008       1,986               (72)      579,907          10,851
   Electric Transmission -
       Australia (d)                95,912      21,367        52,526       4,462             5,985     1,824,309           3,984
   Gas Transmission -
       Australia                     5,721       1,227         3,589         422              (222)      795,527           2,168
   Independ Power Prod -
       S. America (GPU Power)       17,734       2,699         1,363       2,272             3,515       238,644          30,024
                                   -------      ------        ------      ------            ------     ---------          ------
     Subtotal                      168,969      31,483        75,321      11,313            53,554     8,125,863          47,027
                                   -------      ------        ------      ------            ------     ---------          ------
 Corporate and Eliminations            -           -             481         -              (5,353)      (36,086)            -
                                   -------      ------        ------      ------            ------     ---------          ------


     Consolidated Total         $1,961,403  $  243,095    $  190,940    $175,587        $  268,519   $21,697,832      $  186,344
                                ==========  ==========    ==========    ========        ==========   ===========      ==========


(a) Represents income taxes on income before extraordinary and non-recurring items.
(b)  The comparative 1999 Total Assets is as of December 31, 1999.
(c) Includes equity in net income of investee accounted for under the equity method of $73.5 million, for the period prior to the consolidation of GPU Power UK.
(d)  Represents GPU PowerNet, which was sold in June 2000.
(e)  MYR was acquired in May 2000.

5.    COMPREHENSIVE INCOME

      For the six months ended June 30, 2000 and 1999, comprehensive income is summarized below.

                                                             (in thousands)
                                                               Six months

                                                            Ended June 30,

GPU, Inc. and Subsidiary Companies                         2000        1999
----------------------------------                         ----        ----

Net income/(loss)                                      $ (79,815)   $ 237,981
                                                        ---------    --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments           13,028       (4,758)
     Foreign currency translation                        (41,852)       8,169
                                                        --------     --------
       Total other comprehensive income/(loss)           (28,824)       3,411
                                                        --------     --------
Comprehensive income/(loss)                            $(108,639)   $ 241,392
                                                        =========    ========

JCP&L

Net income                                             $  90,004    $  47,842
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments              -            -
                                                        --------     --------
Comprehensive income                                   $  90,004    $  47,842
                                                        ========     ========

Met-Ed

Net income                                             $  35,160    $  51,974
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments           (2,141)       2,816
                                                        --------     --------
Comprehensive income                                   $  33,019    $  54,790
                                                        ========     ========

Penelec

Net income                                             $  31,481    $  85,435
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gains/(loss) on investments           (1,076)       1,337
                                                        --------     --------
Comprehensive income                                   $  30,405    $  86,772
                                                        ========     ========

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

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                 (4) Instruments defining the rights of security holders,
                      including indentures

                     A - First Supplemental Indenture between Met-Ed and United States Trust Company of New York, dated August 1, 2000.

                          B - First  Supplemental  Indenture between Penelec and
                     United States Trust Company of New York, dated August 1, 2000.

                 (12) Statements   Showing   Computation   of  Ratio  of
                      Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Based on SEC Regulation S-K, Item 503

                     A -  JCP&L

                     B -  Met-Ed
                     C -  Penelec

                (27) Financial Data Schedules

                     A - GPU, Inc. and Subsidiary Companies

                     B -  JCP&L

                     C -  Met-Ed
                     D -  Penelec

            (b) Reports on Form 8-K

                 GPU, Inc.:
                 ---------

                 Dated June 21, 2000, under Item 5 (Other Events). Dated June 30, 2000, under Item 5 (Other Events). Dated August 3, 2000, under Item 5 (Other Events).

                 Jersey Central Power & Light Company:
                 ------------------------------------

                 Dated August 3, 2000, under Item 5 (Other Events).

                 Metropolitan Edison Company:
                 ---------------------------

                 Dated August 3, 2000, under Item 5 (Other Events).

                 Pennsylvania Electric Company:
                 -----------------------------

                 Dated August 3, 2000, under Item 5 (Other Events).

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    GPU, INC.

August 4, 2000                   By:  /s/ B. L. Levy
                                     ---------------
                                      B. L. Levy, Senior Vice President and
                                      Chief Financial Officer

August 4, 2000                   By:  /s/ P. E. Maricondo
                                     -------------------
                                      P. E. Maricondo, Vice President
                                      and Comptroller
                                      (principal accounting officer)



                                      JERSEY CENTRAL POWER & LIGHT COMPANY
                                      METROPOLITAN EDISON COMPANY
                                      PENNSYLVANIA ELECTRIC COMPANY



August 4, 2000                   By:  /s/ M. J. Chesser
                                     ------------------
                                      M. J. Chesser, President and
                                      Chief Executive Officer

August 4, 2000                   By:  /s/ M. P. O'Flynn
                                     ------------------
                                      M. P. O'Flynn, Vice President- Finance
                                      and Rates & Comptroller
                                      (principal accounting officer)