Form 10-Q
period 2000-09-30
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2000-11-13
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2000
                               -------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from ----------------- to --------------



Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 401-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       ----

      The number of shares outstanding of each of the registrant's classes of voting stock, as of October 31, 2000, was as follows:
                                                                      Shares
Registrant                           Title                          Outstanding
----------                           -----                          -----------

GPU, Inc.                            Common Stock, $2.50 par value  121,338,841
Jersey Central Power & Light Company Common Stock, $10 par value     15,371,270
Metropolitan Edison Company          Common Stock, no par value         859,500
Pennsylvania Electric Company        Common Stock, $20 par value      5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                               September 30, 2000


                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----
PART I - Financial Information

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         1

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                26
            Statements of Income                                          28
            Statements of Cash Flows                                      29

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                30
            Statements of Income                                          32
            Statements of Cash Flows                                      33

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                34
            Statements of Income                                          36
            Statements of Cash Flows                                      37

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                38
            Statements of Income                                          40
            Statements of Cash Flows                                      41

      Combined Notes to Consolidated Financial Statements                 42

PART II - Other Information                                               68

Signatures                                                                69





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

                           SAFE HARBOR STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company (the GPU registrants) are hereby filing cautionary statements identifying important factors that could cause their actual results to differ materially from those projected in forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of the GPU registrants which are made in this Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely," "result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

      Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the GPU registrants and may cause actual results to differ materially from those contained in those forward-looking statements:

   - the consummation of the proposed merger of GPU, Inc. with FirstEnergy Corp.;

   - the effects of regulatory decisions, including any conditions imposed upon the proposed merger with FirstEnergy Corp.;

   -  changes in law and other governmental actions and initiatives;

   -  the impact of deregulation and increased competition in the industry;

   -  industry restructuring;

   -  expected outcomes of legal proceedings;

   -  energy prices and availability; and

   - uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

      Any forward-looking statement speaks only as of the date on which that statement is made, and the GPU registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

GPU, Inc. and Subsidiary Companies

                COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."


                            GPU RESULTS OF OPERATIONS
                            -------------------------

EARNINGS PER SHARE CONTRIBUTION:
--------------------------------

                              Three Months Ended         Nine Months Ended
(on a diluted basis)             September 30,              September 30,
                            ---------------------     -----------------------
                            2000    1999  Change      2000     1999   Change
                            ----    ----  -------     ----     ----   -------
Operations:
   GPU Energy companies * $ 0.48  $ 1.31   $(0.83)    $ 1.72  $ 3.04  $(1.32)
   GPU Electric             0.03   (0.08)    0.11       0.59    0.31    0.28
   GPUI Group               0.08    0.06     0.02       0.11    0.08    0.03
   GPU AR                  (0.03)  (0.07)    0.04      (0.02)  (0.06)   0.04
   MYR                       --      --       --        0.01     --     0.01
   GPU, Inc. (Corporate)   (0.05)  (0.04)   (0.01)     (0.13)  (0.08)  (0.05)
                           -----   -----    -----      -----   -----   -----
     Total operations       0.51    1.18    (0.67)      2.28    3.29   (1.01)
Non-recurring items:
   GPU Energy companies     0.13     --      0.13       0.13   (0.32)   0.45
   GPU Electric              --      --       --       (2.43)   0.08   (2.51)
   GPUI Group               0.22     --      0.22       0.22     --     0.22
                           -----   -----    -----      -----   -----   -----
     Total                $ 0.86  $ 1.18   $(0.32)    $ 0.20  $ 3.05  $(2.85)
                           =====   =====    =====      =====   =====   =====

*  Includes GPU Telcom

      GPU's third quarter 2000 income before non-recurring items was $60.9 million, or $0.51 per share, against income before non-recurring items of $147.5 million, or $1.18 per share in the third quarter of 1999. The lower 2000 third quarter income before non-recurring items was primarily due to the impact of electric utility restructuring in New Jersey and Pennsylvania, GPU's sale of substantially all its generation facilities, lower demand for electricity resulting from cooler weather during the Summer of 2000 compared to the previous summer, higher energy costs in Pennsylvania, and lower electric delivery rates charged to customers in New Jersey. Partially offsetting the decrease was lower operating and maintenance (O&M) expenses and depreciation costs at the GPU Energy companies and higher GPU Electric earnings primarily due to the acquisition of the remaining 50% ownership interest of GPU Power UK in July 1999.

      After taking into account the 2000 non-recurring items, GPU recorded net income of $103.5 million, or $0.86 per share, in the third quarter 2000. The 2000 quarterly results included: a non-recurring after-tax gain of $26.2 million, or $0.22 per share, for the recognition of a net gain related to a restructured power supply agreement between a GPU independent power project and Niagara Mohawk Corporation (NIMO); and a non-recurring after-tax gain of $16.5 million, or $0.13 per share, for the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek Nuclear Generating Station (Oyster Creek).

      For the nine months ended September 30, 2000, income before non-recurring items was $276 million, or $2.28 per share, against $416.1 million, or $3.29 per share, for the first nine months of 1999. The same factors affecting the comparable quarterly results also affected the year to date comparison.

      Including non-recurring items, GPU recorded net income for the first nine months of 2000 of $23.7 million, or $0.20 per share, against net income of $385.5 million, or $3.05 per share, in the first nine months of 1999. The nine months 2000 net income included a non-recurring charge of $295 million after-tax, or $2.43 per share, on the June 2000 sale of GPU's Australian electric transmission subsidiary, GPU PowerNet, in addition to the non-recurring gains described above. The 1999 comparable period included a non-recurring charge of $68 million after-tax, or $0.54 per share, resulting from the New Jersey Board of Public Utilities' (NJBPU) restructuring order (Summary Order) issued to JCP&L ; a non-recurring gain on the sale of the GPU Power UK supply business of $9.7 million after-tax, or $0.08 per share; and a non-recurring gain of $27.8 million after-tax, or $0.22 per share, for the portion of the gain on the sale of Penelec's interest in the Homer City Generating Station (Homer City) related to wholesale operations.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter 2000 increased $31 million to $1.5 billion, as compared to the third quarter 1999. For the nine months ended September 30, 2000, operating revenues increased $526.4 million to $3.9 billion, as compared to the same period last year. The components of the changes are as follows:

                                            2000 vs. 1999 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   ------------------
GPU Energy companies:
  Kilowatt-hour (KWH) revenues            $ (98.4)                $(386.2)
  Energy and restructuring-related
    Revenues (NJ)                            43.1                   222.7
  Competitive transition charge
    (CTC) revenues (PA)                      (1.5)                   10.1
  Obligation to refund revenues (NJ)           --                   115.0
  GPU Telcom revenues                         1.4                     2.1
  Other revenues                            (29.6)                  (31.3)
                                           ------                  ------
    Total GPU Energy companies              (85.0)                  (67.6)
GPU Electric                                (36.3)                  336.4
GPUI Group                                   (2.4)                    2.4
GPU AR                                      (15.3)                  (12.9)
MYR                                         170.0                   268.1
                                           ------                  ------
    Total increase                        $  31.0                 $ 526.4
                                           ======                  ======

GPU Energy companies

Kilowatt-hour revenues
----------------------

      The decrease for the three and nine months ended September 30, 2000 was due to GPU Energy having less generation available for sale to other utilities in 2000 of approximately $29.5 million year to date, lower rates charged to customers in New Jersey resulting in a decrease in revenues of approximately $82 million year to date, and lower weather-related sales due to cooler weather during the Summer of 2000 compared to the previous summer. In addition, certain JCP&L revenues related to stranded cost recovery that were previously included in KWH revenues are now included in energy and restructuring-related revenues, effective August 1, 1999.

Energy and restructuring-related revenues (JCP&L)
-------------------------------------------------

      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for the three and nine months ended September 30, 2000 was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In addition, in 1999 JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues, partially offsetting the increase in the nine month period.

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

Obligation to refund revenues (JCP&L)
-------------------------------------

      The increase for the nine month period was due to the absence this year of a reduction in operating revenues of $115 million as a result of the

NJBPU's Summary Order issued to JCP&L in 1999. The Summary Order requires JCP&L to refund customers 5% from rates in effect as of April 30, 1997.

Other Revenues
--------------

      The decrease for both periods was due to decreased transmission revenues as a result of less load served by alternative suppliers in Pennsylvania, and lower revenue taxes in New Jersey, which did not have an impact on earnings.

GPU Electric

      The increase in revenues for the nine months ended September 30, 2000 was primarily due to the inclusion of a full nine months of revenues from: GPU Power UK (acquired the remaining 50% ownership interest in July 1999), approximately $323.3 million year to date; Emdersa (acquired in March 1999), approximately $41.2 million year to date; and GPU GasNet (acquired in June 1999), approximately $26.6 million year to date; partially offset by a reduction in revenues at GPU PowerNet. The decrease in revenues for the three months ended September 30, 2000 was primarily due to the sale of GPU PowerNet in June 2000.

GPUI Group

      The decrease for the three months ended September 30, 2000 was due primarily to lower revenues associated with the Onondaga and Lake cogeneration projects.

      The increase for the nine months ended September 30, 2000 was due in part to higher energy and capacity revenues at Empresa Guaracachi S.A. (EGSA) as a result of new generating units that commenced operations in June 1999.

GPU AR

      The decrease for the three and nine months ended September 30, 2000 was due to GPU AR having fewer customers to supply electricity to compared to the same periods last year.

MYR

      The increase for the three and nine months ended September 30, 2000 was due to the inclusion of revenues from MYR following its acquisition by GPU, Inc. in the second quarter 2000.


OPERATING INCOME:
-----------------

      Operating income for the third quarter 2000 decreased $184.9 million to $192.2 million, as compared to the third quarter 1999. For the nine months ended September 30, 2000, operating income decreased $417.2 million to $390.5 million, as compared to the same period last year. The components of the changes are as follows:

                                            2000 vs. 1999 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   ------------------

GPU Energy companies                      $(184.2)                $(208.6)
GPU Electric                                 (9.1)                 (223.5)
GPUI Group                                   (3.2)                    1.0
GPU AR                                        7.4                     6.6
MYR                                           3.9                     7.8
GPU, Inc.                                     0.3                    (0.5)
                                           ------                  ------
    Total decrease                        $(184.9)                $(417.2)
                                           ======                  ======

GPU Energy companies

      The decrease for the three and nine months ended September 30, 2000 was due to lower revenues as discussed above (see Operating Revenues section for additional information) and higher energy costs for Met-Ed and Penelec due to the purchase of more energy (approximately $242.5 million year to date) following the sale of their generating assets. Partially offsetting this decrease was lower O&M expenses (approximately $133.9 million year to date) primarily due to the sale of essentially all GPU Energy's generating assets in 1999; and lower depreciation expense (approximately $62.7 million year to date) due to the sale of generating assets and the effect of the impairment write-down of Oyster Creek, which was also recorded in 1999.

GPU Electric

      The decrease for the nine months ended September 30, 2000 was due to the pre-tax loss of $372 million recorded in the second quarter 2000 on the sale of GPU PowerNet. Partially offsetting this decrease was increased operating income at GPU Power UK due primarily to the acquisition of the remaining 50% ownership interest in 1999, and the inclusion of Emdersa and GPU GasNet following their acquisitions. Prior to its purchase of the remaining 50% ownership interest, GPU accounted for its investment in GPU Power UK under the equity method and included its share of GPU Power UK's income in Equity in undistributed earnings of affiliates, net on the Consolidated Statements of Income.

      Partially offsetting the decrease was a credit to income of $15.9 million pre-tax resulting from a reduction in the estimated liability of certain long-term purchase obligations under natural gas supply contracts entered into by GPU Power UK. These contracts were at fixed prices in excess of the market price of gas, and a liability was established for the estimated loss under such contracts; however, as a result of increasing gas prices during the second quarter of 2000, GPU Power UK was able to enter into matching forward sale contracts for the majority of the gas purchases. In addition, in the second quarter 2000 a pre-tax gain of $4.5 million was realized on closed out forward exchange contracts that were entered into by GPU Electric to lock in the then-current A$/US$ exchange rate on the projected remittance of Australian dollar proceeds arising from the expected sale of GPU PowerNet and GPU GasNet.

GPUI Group

      Lower revenues associated with the Onondaga and Lake cogeneration projects reduced the 2000 quarterly operating income. The increase for the nine months ended September 30, 2000 was due to the absence of an impairment loss of $6.5 million recorded in 1999 against GPU International, Inc.'s investment in the Lake cogeneration project.

GPU AR

      The decrease in operating loss for the three and nine months ended September 30, 2000 was primarily due to lower energy purchases related to GPU AR having fewer customers to supply electricity to, as compared to the same periods last year, partially offset by lower revenues for the same reason.

MYR

      The increase for the three and nine months ended September 30, 2000 was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.


OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the third quarter 2000 increased $67.4 million to $79.3 million, as compared to the third quarter 1999. For the nine months ended September 30, 2000, other income and deductions decreased $21 million to $135.8 million, as compared to the same period last year. The components of the changes are as follows:

                                            2000 vs. 1999 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   ------------------

GPU Energy companies                      $   9.4                 $ (29.2)
GPU Electric                                  8.3                   (38.6)
GPUI Group                                   49.3                    45.9
GPU AR                                        0.2                     0.5
MYR                                           0.2                     0.4
GPU, Inc.                                      --                      --
                                           ------                  ------
    Total increase/(decrease)             $  67.4                 $ (21.0)
                                           ======                  ======

GPU Energy companies

      The increase for the three months ended September 30, 2000 was due to the reversal of the effect of discounting the receivable from AmerGen Energy Company LLC (AmerGen) relating to Oyster Creek outage costs, previously recorded in the second quarter 2000, higher interest income and a gain on the sale of property. Partially offsetting the increase was the write-down of regulatory assets by $11.7 million for Three Mile Island Unit 2 (TMI-2) decommissioning, representing the realized gains previously recorded by Met-Ed and Penelec on the accident-related portion of the TMI-2 decommissioning trusts.

      The decrease for the nine months ended September 30, 2000 was due to: the absence, in 2000, of the gain of $38.3 million pre-tax on the sale of Penelec's Homer City Station in the first quarter 1999; and the write-down of regulatory assets by $11.7 million in the third quarter 2000; partially offset by higher interest income and a gain on the sale of property.

GPU Electric

      The decrease for the nine months ended September 30, 2000 was due primarily to the consolidation of GPU Power UK following the acquisition of the remaining 50% ownership interest in 1999. Prior to that, the GPU Power UK investment was accounted for under the equity method and GPU's share of GPU Power UK's income was included in Equity in undistributed earnings of affiliates, net on the Consolidated Statements of Income. The increase for the three months ended September 30, 2000 was due to the increase in investment income associated with GPU Power UK's investment in Turkey.

GPUI Group

      The increase for the three and nine months ended September 30, 2000 was due to the recognition of a $40.3 million pre-tax net gain related to a restructured power supply agreement between a GPU independent power project and NIMO. For additional information, see Note 3 to the Consolidated Financial Statements.


INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the third quarter 2000 decreased $19.1 million to $124.5 million, as compared to the third quarter 1999. For the nine months ended September 30, 2000, interest charges and preferred dividends increased $74.7 million to $409.3 million, as compared to the same period last year. The components of the changes are as follows:

                                            2000 vs. 1999 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   ------------------

GPU Energy companies                      $  (0.3)                $ (12.0)
GPU Electric                                (24.1)                   74.1
GPUI Group                                    0.8                     1.7
MYR                                           2.9                     5.3
GPU, Inc.                                     1.6                     5.6
                                           ------                  ------
    Total increase/(decrease)             $ (19.1)                $  74.7
                                           ======                  ======

GPU Energy companies

      The decrease for the nine months ended September 30, 2000 was primarily due to the following: in 2000, JCP&L redeemed $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions; Penelec redeemed $25 million of long-term debt; JCP&L and Met-Ed redeemed $40 million and $50 million, respectively, of first mortgage bonds
(FMBs); and in 1999, Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock; and Penelec redeemed $600 million of FMBs. Partially offsetting these decreases were increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999, the issuance of $50 million and $68 million of senior notes in April 2000 and August 2000, respectively; and the issuance of $100 million each of company-obligated trust preferred securities by Met-Ed and Penelec in 1999.

GPU Electric

      The increase for the nine months ended September 30, 2000 was primarily due to higher debt levels from the 1999 acquisitions of GPU Power UK (the remaining 50% ownership interest), Emdersa and GPU GasNet, which resulted in additional debt and related interest expense of approximately $105.3 million year to date, partially offset by lower interest expense related to GPU PowerNet due to its sale. The decrease for the three months ended September 30, 2000 was primarily due to lower debt levels resulting from the sale of GPU PowerNet on June 30, 2000.

MYR

      The increase for the three and nine months ended September 30, 2000 was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.

GPU, Inc.

      The increase for the three and nine month periods was due to higher average debt levels in 2000, partially due to the acquisition of MYR.


                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

      JCP&L's earnings for the third quarter 2000 were $91.4 million compared to third quarter 1999 earnings of $100.6 million. Excluding a non-recurring after-tax gain of $16.5 million, which resulted from the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of Oyster Creek, earnings for the quarter ended September 30, 2000 would have been $74.9 million. The decline in earnings on this basis was primarily due to lower demand for electricity resulting from cooler weather during the Summer of 2000 compared to the previous summer; and lower rates charged to customers as a result of the New Jersey restructuring. Partially offsetting the decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek, both of which occurred in 1999.

      For the nine months ended September 30, 2000, JCP&L's earnings were $177.3 million, compared to $143.6 million for the same period in 1999. Excluding the non-recurring gain discussed above, earnings for 2000 would have been $160.8 million. Excluding a non-recurring charge of $68 million, which resulted from the NJBPU's Summary Order for JCP&L, earnings for the nine months ended
September 30, 1999 would have been $211.6 million. The decrease in earnings on this basis was due to lower demand for electricity resulting from cooler weather during the Summer of 2000 compared to the previous summer; and lower rates charged to customers under New Jersey rate restructuring. Partially offsetting the decrease was lower depreciation expense due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek, which were recorded in 1999, and a reduction in O&M expenses.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter 2000 decreased $65.2 million to $605 million, as compared to the third quarter 1999. For the nine months ended September 30, 2000, earnings decreased $30.2 million, to $1.5 billion, compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------

KWH revenues                              $ (98.9)             $(355.3)
Energy and restructuring-related
  revenues                                   43.1                222.7
Obligation to refund revenues
  to customers per NJBPU Order                 --                115.0
Other revenues                               (9.4)               (12.6)
                                           ------               ------
    Decrease in revenues                  $ (65.2)             $ (30.2)
                                           ======               ======

KWH revenues
------------

      The decline for the three and nine month periods was primarily due to the fact that certain revenues related to stranded cost recovery are now included under energy and restructuring-related revenues, effective August 1, 1999. The decrease was also due in part to lower rates charged to customers in New Jersey, resulting in a decrease of revenues of approximately $82 million year to date, the effect of New Jersey customers choosing other electric energy suppliers, resulting in a decrease of revenues of approximately $79 million year to date, and lower weather-related sales.

Energy and restructuring-related revenues
-----------------------------------------

      The increase for both periods was primarily due to the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs as a result of restructuring in New Jersey. In the first quarter of 1999, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues during that quarter, partially offsetting the increase in the nine-month period. Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense.

Obligation to refund revenues to customers per NJBPU Order
----------------------------------------------------------

      The increase in the nine month period resulted from the NJBPU's Summary Order for JCP&L, which obligated JCP&L to refund to customers (from 1999 revenues) 5% of April 30, 1997 rates for service rendered from August 1, 2002 through July 31, 2003. This occurred during the second quarter of 1999.

Other revenues
--------------

      The decrease for both periods was primarily due to lower revenue taxes, which did not have an impact on earnings.


OPERATING INCOME:
-----------------

      Operating income for the third quarter 2000 decreased $59 million to $135.8 million, as compared to the third quarter 1999. The decrease was due primarily to lower revenues, resulting from lower rates charged to customers as a result of the New Jersey rate restructuring. Partially offsetting the decrease was a decline in depreciation expense, due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek in 1999.

      For the nine months ended September 30, 2000, operating income increased $12.1 million, to $331.4 million, versus the same period last year. The increase was due primarily to a decrease in depreciation expense (approximately $11.1 million) due to the effect of the sale of generating assets and the impairment write-down of Oyster Creek in 1999, and a decrease in O&M costs (approximately $24.6 million). Partially offsetting the increase was lower operating revenues, as discussed above.


OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the third quarter 2000 increased $14.5 million to $16.1 million, versus the third quarter 1999. For the nine months ended September 30, 2000, other income and deductions increased $11.3 million to $20.6 million, compared to the same period last year. The increase in both periods was due to the reversal of the effect of discounting the receivable from AmerGen relating to Oyster Creek outage costs, higher interest income and a gain on the sale of property.


                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

      Met-Ed incurred a loss for the third quarter 2000 of $3.8 million, compared to third quarter 1999 earnings of $41.6 million. The decline in earnings was primarily due to higher energy costs resulting from Met-Ed's need to purchase its energy requirements on the open market, as a result of the sale of its generating assets in 1999. Partially offsetting these higher costs were lower O&M and depreciation costs, mainly due to the sale of generating assets.

      For the nine months ended September 30, 2000, earnings were $31.4 million, compared to earnings of $93 million for the same period last year. The decrease in earnings was attributed primarily to higher energy purchase costs, which were offset by reductions in O&M expenses and depreciation costs. In addition, Met-Ed experienced a decline in revenues as a result of Pennsylvania rate restructuring.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter 2000 decreased $52.8 million to $227.4 million, as compared to the third quarter 1999. Operating revenues for the nine-month period ended September 30, 2000 decreased $79.1 million, to $628.3 million, as compared to same period in 1999. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------

KWH revenues                              $ (44.4)             $ (82.1)
CTC revenues                                 (0.6)                 9.1
Other revenues                               (7.8)                (6.1)
                                           ------               ------
    Decrease in revenues                  $ (52.8)             $ (79.1)
                                           ======               ======

KWH revenues
------------

      The decrease for the three and nine month periods was due in part to Met-Ed having less generation available for sale to other utilities in 2000, approximately $78.9 million year to date.

CTC revenues
------------

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's final Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

      The decrease for both periods was primarily due to decreased  transmission
revenues  as  a  result  of  less  load  served  by  alternative   suppliers  in
Pennsylvania.


OPERATING INCOME:
-----------------

      Operating income for the third quarter 2000 decreased $71.4 million, to $9.8 million, as compared to the third quarter 1999. The decrease was attributed to higher energy costs, as a result of increased energy purchases due to the sale of Met-Ed's generating assets. The decrease in operating income was partially offset by a decrease in O&M expenses and depreciation expense, mainly due to the sale of generating assets.

      Operating income for the nine months ended September 30, 2000 decreased $117.8 million, to $84.4 million, as compared to the nine months ended September 30, 1999. The decrease was attributed to lower revenues, as discussed above, as well as higher energy purchase costs (approximately $112.5 million). This decrease was offset by a reduction in O&M expenses (approximately $65 million), and depreciation expense (approximately $24.6 million) due to the sale of generating assets.


OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the third quarter 2000 decreased $3.2 million, to a loss of $3.8 million, as compared to the third quarter 1999. The decrease was due to the write-down of regulatory assets by $7.9 million for TMI-2 decommissioning, representing the net realized gain previously recorded on the accident-related portion of the TMI-2 decommissioning trust.

      For the nine months ended September 30, 2000, other income and deductions increased $4.8 million, to $7.2 million, versus the same period last year. The change was due primarily to an increase in interest and dividend income, partially offset by the write-down of regulatory assets by $7.9 million in the third quarter 2000.


INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the third quarter 2000 decreased $2.2 million to $13.5 million, versus the third quarter 1999.

Interest charges and preferred dividends for the nine months ended September 30, 2000 decreased $4.1 million to $41.3 million, as compared to the same period in 1999. The decrease for both periods was primarily due to the redemption of all Met-Ed's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock in 1999 (the redemption of preferred stock resulted in a loss of $0.5 million); and the retirement of $50 million of FMBs in the second quarter 2000. Partially offsetting the decrease was increased interest expense associated with the issuance of $100 million of company-obligated trust preferred securities in 1999.


                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

      Penelec incurred a loss for the third quarter 2000 of $14 million, compared to third quarter 1999 earnings of $22.5 million. The decline in earnings was primarily due to higher energy costs resulting from Penelec's need to purchase its energy requirements on the open market, since the sale of its generating assets in 1999. Partially offsetting the higher energy costs were lower O&M expense and depreciation costs mainly due to the sale of generating assets.

      For the nine months ended September 30, 2000, earnings were $17.5 million, compared to earnings of $107.1 million for the same period last year. Excluding the net gain of $27.8 million after-tax for the portion of the sale of Homer City related to wholesale operations, earnings for the nine months ended
September 30, 1999 would have been $79.3 million. The decrease in earnings on this basis was primarily due to higher energy purchase costs, which were partially offset by reductions in O&M expenses and depreciation expense, and additional income tax expense in 1999 related to the deregulation of generating assets in Pennsylvania. In addition, the company experienced a decrease in revenues as a result of Pennsylvania rate restructuring.


OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter 2000 decreased $17.9 million, to $236.7 million, compared to the third quarter 1999. For the nine months ended September 30, 2000, revenues decreased $42.4 million, to $663.6 million, compared to the same period last year. The components of the changes are as follows:

                                           2000 vs. 1999 (in millions)
                                     --------------------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------

KWH revenues                              $  (3.8)             $ (28.2)
CTC revenues                                 (0.9)                 1.0
Other revenues                              (13.2)               (15.2)
                                           ------               ------
    Decrease in revenues                  $ (17.9)             $ (42.4)
                                           ======               ======

KWH revenues
------------

      The decrease for the three and nine month periods was due in part to Penelec having less generation available for sale to other utilities in 2000, approximately $24.5 million year to date.

CTC revenues
------------

      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Penelec's Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

      The decrease for both periods was primarily due to decreased  transmission
revenues  as  a  result  of  less  load  served  by  alternative   suppliers  in
Pennsylvania.


OPERATING INCOME:
-----------------

      Operating income for the third quarter 2000 decreased $52.7 million, to a loss of $11.1 million, as compared to the third quarter 1999. The decrease was attributed primarily to higher energy costs, due to the purchase of more energy as a result of the sale of Penelec's generating assets. The decrease was partially offset by lower O&M and depreciation expenses, mainly due to the sale of generating assets.

      Operating income for the nine months ended September 30, 2000 decreased $102 million, to $57.2 million, as compared to the nine months ended September 30, 1999. The decrease was attributed to lower revenues, as discussed above, as well as higher energy purchase costs (approximately $130 million). This decrease was offset by a reduction in O&M expenses (approximately $47 million), and depreciation expense (approximately $27 million) due to the sale of generating assets.


OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the third quarter 2000 decreased $2.5 million, to a loss of $1.7 million, as compared to the third quarter 1999. The decrease was due to the write-down of regulatory assets by $3.8 million for TMI-2 decommissioning, representing the net realized gain previously recorded on the accident-related portion of the TMI-2 decommissioning trust.

      Other income and deductions for the nine months ended September 30, 2000 decreased $43.9 million, to $3 million, versus the same period last year. The decrease was due to: the absence, in 2000, of the gain of $38.3 million pre-tax on the sale of Penelec's Homer City Station in the first quarter 1999; and the write-down of regulatory assets by $3.8 million in the third quarter 2000.


INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the third quarter 2000 increased $3 million, to $12.1 million, due primarily to an increase in interest expense on notes payable and commercial paper.

      Interest charges and preferred dividends for the first nine months of 2000 decreased $2.5 million, to $32.3 million, as compared to the first nine months of 1999. The decrease was primarily due to the redemption of all

Penelec's company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in a loss of $0.7 million), the redemption of $600 million of FMBs in 1999, and the redemption of $25 million of long-term debt in 2000. Partially offsetting these decreases were increased interest expense associated with the issuance of $350 million of senior notes in 1999; the issuance of $100 million of company-obligated trust preferred securities in 1999; and the issuance of $68 million senior notes in 2000.


                   PENDING MERGER OF FIRSTENERGY CORP. AND GPU
                   -------------------------------------------

      On August 8, 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy Corp. (FirstEnergy), an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      The Merger has been approved by the Boards of Directors of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the Merger, including shareholder approval and the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary federal and state regulatory approvals is expected to take approximately nine to twelve months from the date of the merger agreement. A joint proxy statement/prospectus has been mailed to shareholders of both companies, and special meetings of the shareholders of GPU, Inc. and FirstEnergy are scheduled for November 21, 2000 to consider and vote on the Merger.


                          INVESTMENTS IN FUCOs AND EWGs
                          -----------------------------

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of September 30, 2000. At September 30, 2000, GPU, Inc. has remaining authorization to finance approximately $527 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and the GPUI Group.


                                  GPU ELECTRIC
                                  ------------

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. In June 2000, GPU Electric sold its electric transmission business in Australia and, as a result, recorded a pre-tax loss in the quarter ended June 30, 2000 of $372 million, ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. Through its ownership in GPU Power UK, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,216 megawatts (MW) (of which GPU Electric's equity interest represents 1,134 MW) of capacity. At September 30, 2000, GPU, Inc.'s aggregate investment in GPU Electric was $571 million. GPU, Inc. has also guaranteed up to an additional $1.04 billion of outstanding GPU Electric obligations.

                                   GPUI GROUP
                                   ----------

      The GPUI Group has ownership interests in six operating cogeneration plants in the US totaling 1,014 MW (of which the GPUI Group's equity interest represents 496 MW) of capacity and four operating generating facilities located in foreign countries totaling 1,229 MW (of which the GPUI Group's equity interest represents 424 MW) of capacity. At September 30, 2000, GPU, Inc.'s aggregate investment in the GPUI Group was $291.7 million. GPU, Inc. has also guaranteed up to an additional $30.3 million of GPUI Group obligations.

      In October 2000, GPU, Inc. agreed to sell GPU International, Inc. (GPUI) to Aquila Energy Corporation, a subsidiary of UtiliCorp United, for $225 million. The sale includes GPUI's interests in its six domestic operating plants, and a one-half interest in a 715 MW development stage project. GPU, Inc. expects to complete the sale, which is subject to certain federal and state regulatory approvals, by the end of 2000 and expects to realize an after-tax gain on the sale of between $60 million and $80 million.


                                 MYR GROUP INC.
                                 --------------

      In April 2000, GPU, Inc. acquired MYR for approximately $217.5 million. For additional information, see Note 2, Acquisitions and Dispositions.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments
------------------------------------

GPU Energy companies

      The GPU Energy companies' capital spending for the nine months ended September 30, 2000 was $211 million (JCP&L $85 million; Met-Ed $27 million; Penelec $48 million; Other $51 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections; and for investments by GPU Telcom in telecommunications infrastructure and businesses. For 2000, capital expenditures are estimated to be $349 million (JCP&L $178 million; Met-Ed $57 million; Penelec $82 million; Other $32 million), a substantial portion of which management estimates will be satisfied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the nine months ended September 30, 2000 was $154.5 million, and was used primarily to fund on-going network capital replacements, network improvements and new connections in GPU Power UK and Emdersa's facilities. For 2000, capital expenditures are estimated to be $201 million which will be satisfied through both internally generated funds and external financings.

GPUI Group

      For 2000, the GPUI Group's capital spending is estimated to be $2 million, which will be satisfied through internally generated funds. In addition, in 2000 the GPUI Group made an additional investment of $4 million in Ballard Generation Systems, Inc.

Financing
---------

GPU, Inc.

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through September 30, 2000, 7.2 million shares of common stock, or approximately 6% of the outstanding shares, have been repurchased under the program, at an average price of $34.28 per share. In addition, GPU, Inc. entered into a forward share repurchase agreement with Salomon Smith Barney (SSB) on March 8, 2000. Upon expiration of the agreement, GPU, Inc. has the option to purchase shares acquired by SSB at the forward price or net settle for cash or shares at the difference between the forward price and the then market price. As of September 30, 2000, SSB has purchased 1.9 million shares of GPU, Inc. common stock for $49.5 million under the terms of this agreement.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU with bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $465 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. GPU, Inc. has regulatory authority to have outstanding at any one time a total of $250 million of short-term debt under these programs. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $264 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

     GPU, Inc. also has SEC approval to issue and sell up to $300 million of unsecured debentures through 2001. Subject to market conditions, GPU, Inc. plans to sell these securities during the fourth quarter of 2000.

GPU Energy companies

      Met-Ed and Penelec have regulatory approval to issue senior notes through December 31, 2002 in the amounts of $150 million and $157 million, respectively. JCP&L has regulatory approval to issue senior notes in the amount of $300 million through December 31, 2002. Met-Ed and JCP&L intend to issue secured senior notes (collateralized by first mortgage bonds (FMBs) issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

      Current plans call for the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

      JCP&L and Met-Ed's FMB indentures include provisions that limit the amount of FMBs the companies may issue. JCP&L and Met-Ed's interest coverage ratios are currently in excess of their FMB indenture restrictions. JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred stock dividend coverage ratio is currently in excess of this charter restriction.

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

      In July 2000, JCP&L redeemed $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions, and in August 2000, Penelec redeemed $25 million of long-term debt.

      Based on September 30, 2000 financial statements, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $16.5 million and $11.6 million, respectively, net of amounts restricted under the companies' respective FMB indentures. In addition, Met-Ed and Penelec had capital surplus of $400 million and $285 million, respectively, which would also be available to pay common dividends, to the extent authorized by the SEC and as may be permitted under their respective FMB indentures. Met-Ed and Penelec have requested SEC approval to utilize amounts now accounted for as capital surplus to declare and pay common dividends, from time to time through December 31, 2001, so long as their common equity ratios and GPU, Inc.'s common equity ratio are not less than 30% of total capitalization. At September 30, 2000, the common equity ratios of Met-Ed, Penelec and GPU, Inc. were 40.4%, 36.2% and 31.8%, respectively.

GPU Electric

      In August 2000, GPU GasNet refinanced A$375 million (US$203 million) of maturing bank debt as follows: A$250 million (US$135 million) of proceeds from a new commercial paper program at GPU GasNet; A$51 million (US$28 million) of proceeds from the issuance of additional commercial paper by GPU Australia Holdings under its commercial paper program; and A$37 million (US$20 million) of cash proceeds from the sale of marketable securities by an affiliate. At September 30, 2000, US$135 million of commercial paper was outstanding under the GPU GasNet commercial paper program and included in Long-term debt on the Consolidated Balance Sheets. GPU GasNet has also established a A$750 million (US$406 million) revolving credit facility, which serves as backstop for the GPU GasNet commercial paper program. No borrowings were outstanding under this facility at September 30, 2000.

      GPU Capital has a $1 billion 364-day senior revolving credit agreement expiring in December 2000 supporting the issuance of commercial paper for its $1 billion commercial paper program which has been established to fund GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At September 30, 2000, $927 million was outstanding under the commercial paper program, of which $585 million is included in Long-term debt on the Consolidated Balance Sheets since it is management's intent to reissue this amount of commercial paper on a long-term basis. GPU, Inc. is negotiating a one year extension of this facility.

      GPU Australia Holdings, Inc. has $270 million (reducing to $180 million in November 2000) available under its senior revolving credit facility which matures in November 2001. This bank credit facility and other GPU, Inc. credit facilities serve as credit support for GPU Australia Holdings' commercial paper program. GPU, Inc. has guaranteed GPU Australia Holdings' obligations under this program. Approximately $183 million of commercial paper was outstanding as of September 30, 2000.

      GPU Power UK maintains a (pound)150 million (approximately US $222 million) bilateral revolving credit facility with six banks for working capital purposes, which matures at various dates through June 2005. At September 30, 2000, no borrowings were outstanding under this facility.


                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

GPU Business Plan
-----------------

      The GPU Energy companies expect they will continue to serve customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be limited. In addition, inflation could adversely affect GPU such that the resultant increased cost may not be recoverable in an environment where there are capped rates. Since the GPU Energy companies have essentially exited the generation business, they will have to supply energy to customers who do not choose an alternate supplier largely from contracted and open market purchases. While management has identified and addressed market risks associated with these purchases by implementing a program to manage risk, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      In October 1999, GPU initiated a program to enhance shareholder returns through planned cost reductions of $100 million ($55 million in 2000 and $45 million in 2001 and beyond) by increasing operating efficiency and by making investments of $40 million to $50 million to improve the reliability of its domestic utility operations. As of September 30, 2000, the planned cost reductions in 2000 for GPU Energy are generally progressing according to plan, and GPU Power UK is ahead of plan with its cost reductions. The GPU Energy companies are targeting reductions of $30 million in 2000 and an additional $40 million in 2001 and beyond. Cost reductions will be achieved by using new tools from its enterprise resource planning system to eliminate significant amounts of operational overhead expense and by improving the productivity of all its operations. GPU Power UK plans cost reductions of US $25 million in 2000 and US $5 million in 2001. These cost reductions will be achieved by eliminating activities not provided for in its new regulated rate level, which was effective in the Spring of 2000, and by realizing productivity benefits from its new systems and organization. Furthermore, the sale of GPU PowerNet advances GPU's plan to enhance shareholder value by reducing its ownership in non-core and under-performing assets.

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million (of which $2.2 million has been invested as of September 30, 2000) in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

      In April 2000, GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunications services and marketing expertise with utilities' existing fiber networks and natural positioning in retail markets. TMA's initial target markets are New Jersey and Pennsylvania, with future expansions planned for contiguous regions currently served by the network of GPU Telcom. TMA plans to offer telecommunications service and ultimately electricity, marketing them jointly to businesses, hospitals and educational institutions, among others. As of September 30, 2000, GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

The GPU Energy Companies' Supply Plan
-------------------------------------

      As a result of the NJBPU and the PaPUC's Restructuring Orders, the GPU Energy companies are required to provide generation service to customers who do not choose an alternate supplier. (For additional information, see the Provider of Last Resort and Basic Generation Service Provider sections below.) Given that the GPU Energy companies have essentially divested their generation business, there will be increased market risks associated with providing generation service, since the GPU Energy companies will have to supply energy to non-shopping customers from contracted and open market purchases. Under its order, JCP&L is permitted to recover reasonably and prudently incurred costs associated with providing basic generation service. The PaPUC's Restructuring Orders, however, generally do not allow Met-Ed and Penelec to recover their energy costs in excess of established rate caps, which are in effect for varying periods. While management has implemented a program to manage energy risk, there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

      Following the sales in 1999 of substantially all their electric generating facilities, the GPU Energy companies have 285 MW of capacity and related energy remaining to meet customer needs. The GPU Energy companies also have contracts with non-utility generation (NUG) facilities totaling 1,600 MW (JCP&L 926 MW; Met-Ed 273 MW; Penelec 401 MW) and the GPU Energy companies have agreements with other utilities to provide for up to 1,700 MW (JCP&L 1,418 MW; Met-Ed 267 MW; Penelec 15 MW) of capacity, as well as the energy associated with 400 MW of the capacity contracted for by JCP&L. The GPU Energy companies have agreed to purchase all of the capacity and energy from the Three Mile Island Unit 1 (TMI-1) and Oyster Creek nuclear generating stations (which they sold to AmerGen Energy Company LLC (AmerGen)) through December 31, 2001 and through March 31, 2003, respectively. In addition, the GPU Energy companies have the capacity of the Homer City Station (in which Penelec sold its 50% interest to a subsidiary of Edison Mission Energy) (942 MW) through May 31, 2001 and the right to the capacity of the generating stations sold to Sithe Energies (3,970 MW), through May 31, 2002. The GPU Energy companies' remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years) during times of expected high energy price volatility and reliance on spot market purchases during other periods.

Provider of Last Resort
-----------------------

      Under the 1998 PaPUC Restructuring Orders, Met-Ed and Penelec customers have been permitted to shop for their generation supplier since January 1, 1999. The PaPUC has approved a competitive bid process to assign provider of last resort (PLR) service for 20% of Met-Ed and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003, to
licensed generation suppliers referred to as Competitive Default Service (CDS). Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR at no additional charge. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed and Penelec's rate cap.

      In February 2000, GPU Energy announced that it had not received any bids in response to its offer to auction CDS service for up to 20% of its retail customers and, as a result, it would be increasing its forward purchasing of electric power to accommodate these customers for whom it will now continue to be the default supplier. At the PaPUC's direction, Met-Ed and Penelec initiated a collaborative process in June 2000 with all interested parties from the 1998 Restructuring Orders, including the PaPUC, to address the companies' PLR risks. This process was concluded without resolution of the issues surrounding the companies' PLR risk. In November 2000, Met-Ed and Penelec plan to file a petition with the PaPUC seeking regulatory relief in connection with their PLR obligation. There can be no assurance as to the outcome of this matter.

      Met-Ed and Penelec previously estimated that the failed CDS bid would require them to supply 550 MW of electric power more than they had planned. Subsequently, customers requiring approximately 600 MW of power returned to Met-Ed and Penelec from their alternate suppliers for the Summer of 2000, thereby increasing the previously estimated amount of additional supply resulting from the failed CDS bid to approximately 670 MW. The total of these additional energy requirements, coupled with higher than anticipated energy prices, have resulted in GPU's Pennsylvania supply business recording a loss through September 2000 of approximately $0.31 per share.

      Under the terms of their restructuring settlements, Met-Ed and Penelec are required to seek alternative providers through a CDS bidding process for a portion of their load again in 2001. Should the 2001 CDS bidding process be successful, then up to 40% of Met-Ed and Penelec's load would be served by third party energy providers starting on June 1, 2001. If the bidding process is not successful and there is no state regulatory relief, GPU expects its 2001 earnings will continue to be negatively impacted by Met-Ed and Penelec's supply obligations.

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

      The GPU Energy companies' electricity market risks can be price-related, volume-related or cost-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase amounts of electricity, installed capacity, and ancillary services for load requirements from the PJM interchange spot market. To the extent the GPU Energy companies must rely on the PJM pool to satisfy load requirements, financial exposure exists for the difference between the PJM energy and installed capacity spot market prices and the fixed rates paid by customers.

- Volume-related risk refers to the uncertainty associated with the amount of load the GPU Energy companies are required to serve. Deregulation of the electric utility industry has resulted in the ability of their customers to purchase energy from other electric suppliers. This customer shopping, combined with weather changes, which affect customer energy usage, can affect the GPU Energy companies' position.

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

      In August 2000, JCP&L sold Oyster Creek to AmerGen, a joint venture of PECO Energy and British Energy, for approximately $10 million. As part of the sale, AmerGen has assumed full responsibility for decommissioning the plant. JCP&L has transferred $440 million of Oyster Creek decommissioning trust funds to AmerGen, of which approximately $114 million was paid into the trust by JCP&L at closing. JCP&L has agreed to fund the station's outage cost (up to a maximum of $88 million), including the fuel reload, for the refueling outage which is currently underway. AmerGen will repay these outage costs to JCP&L in nine equal annual installments without interest, beginning August 2001. In addition, JCP&L has agreed to purchase energy and capacity from Oyster Creek at fixed prices through March 2003. The Oyster Creek plant was written down to its fair market value in 1999, consistent with its sale price. The write-down of the plant asset was deferred as a regulatory asset.

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

      During 1999, the NJBPU issued final electric restructuring and generation-related securitization orders to Public Service Electric and Gas Company (PSE&G), a non-affiliated utility. Several parties appealed these orders on a variety of grounds, including the use of deferred accounting associated with above market NUG costs and the Societal Benefit Charge, which includes recovery of nuclear decommissioning costs. In April 2000, the Appellate Division of the New Jersey Superior Court affirmed the orders, but that decision has been appealed to the New Jersey Supreme Court, which is not expected to issue a decision before January 2001. While JCP&L's Summary Order has not been appealed, JCP&L is unable to determine the impact, if any, the appeals to PSE&G's orders will have on its restructuring order and petition for securitization or its use of deferred accounting.

Pennsylvania Restructuring

      In October 1998, the PaPUC issued amended Restructuring Orders, approving Settlement Agreements entered into by Met-Ed and Penelec, which, among other things, provide customer choice of electric generation supplier beginning January 1, 1999, a 1-year (1999) reduction in retail distribution rates for all consumers and recovery of a substantial portion of what otherwise would have become stranded costs, subject to the results of the generation divestitures. In connection with Phase II of their proceedings, on September 1, 2000, Met-Ed and Penelec submitted filings to reflect the impact of actual generation divestiture results on their stranded costs. The Phase II proceedings are expected to conclude by the end of 2000.

      In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at September 30, 2000 of $205 million. To the extent Penelec incurs above-market NUG costs in excess of the CTC revenues allocated for such costs, Penelec may withdraw amounts from the trust.

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

Pending Complaint before the FERC
---------------------------------

      On June 30, 2000, Allegheny Electric Cooperative (AEC), a wholesale customer, filed a complaint with the FERC against Penelec claiming, among other things, that Penelec should not be permitted to charge AEC increased purchased power costs which Penelec has incurred following Penelec's divestiture of its generation plants.

      Penelec has filed an answer to the complaint which, among other things, renews a previous offer to release AEC from its supplemental power contract with Penelec and shop for its generation needs. In September 2000, an Administrative Law Judge (ALJ) was assigned to the complaint proceeding and established a procedural schedule. The initial ALJ decision is due by October 1, 2001. There can be no assurance as to the outcome of this matter.

Nonutility Generation Agreements
--------------------------------

      Pursuant to the mandates of PURPA and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for terms of up to 20 years.

      The NJBPU Summary Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs), whereas the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $3.3 billion (JCP&L $1.6 billion; Met-Ed $0.8 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs. These amounts are offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.


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

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137,

"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) excludes from its scope certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, it must be probable that the contract will result in physical delivery. GPU will adopt this statement on January 1, 2001.

      GPU's use of derivative instruments is intended to manage the risk of fluctuations in commodity prices, interest rates, and foreign currencies. GPU does not intend to hold or issue derivative instruments for trading purposes. GPU enters into fixed-price contracts for future purchases of electricity and natural gas with individual counterparties or through traded exchanges. The majority of these commodity contracts entered into by GPU would be considered "normal purchases," as defined in FAS 133, and, therefore, would be excluded from the statement's scope. Commodity contracts accounted for as derivatives under FAS 133 would be designated as cash flow hedges of the underlying commodity purchases, to the extent they qualify for such treatment. FAS 133 requires that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of Other Comprehensive Income, net of tax. If GPU adopted this statement as of September 30, 2000, management believes the impact of FAS 133 as it relates to these commodity contracts would be immaterial to GPU's earnings or financial position.

      GPU also uses various types of interest rate swaps to convert floating-rate loans to fixed rates. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. If GPU adopted this statement as of September 30, 2000, the value of these interest rate swaps under FAS 133 would be immaterial to GPU's earnings or financial position.

      GPU uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. If FAS 133 were applied to currency swaps in place at September 30, 2000, derivative assets of approximately $50 million would be recognized on the Consolidated Balance Sheet, with an offset, net of tax, to Accumulated other comprehensive income. Currency swaps determined to be ineffective hedges would have had an immaterial impact on the Consolidated Statement of Income for the nine months ended September 30, 2000.

      GPU has entered into numerous forward capacity purchase contracts with third parties. GPU has also entered into fixed transmission rights agreements
(FTRs) periodically for the purpose of hedging against high transmission rates along certain routes during times of congestion. Evaluation of the impact of FAS 133 as it relates to capacity purchase contracts and FTRs is in process.

      The actual impact of FAS 133 upon adoption would differ from that noted above depending on the portfolio of derivative contracts in effect on January 1, 2001, prevailing market rates, the completion of the pending sale of GPU International, Inc. or implementation issues to be resolved by the Financial Accounting Standards Board's Derivatives Implementation Group.







                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    In Thousands
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (Unaudited)
ASSETS
Utility Plant:
  Utility plant in service                                 $ 9,941,749     $11,766,446
  Accumulated depreciation                                  (3,218,081)     (3,929,963)
                                                            ----------      ----------
      Net utility plant in service                           6,723,668       7,836,483
  Construction work in progress                                222,281         170,317
  Other, net                                                    18,687          18,128
                                                            ----------      ----------
      Net utility plant                                      6,964,636       8,024,928
                                                            ----------      ----------

Other Property and Investments:
  Equity investments                                           223,297         207,029
  Goodwill, net                                              1,999,695       2,615,301
  Nuclear decommissioning trusts, at market (Note 1)           389,588         636,284
  Nuclear fuel disposal trust, at market                       125,698         119,293
  Other, net                                                   613,667         716,142
                                                            ----------      ----------
      Total other property and investments                   3,351,945       4,294,049
                                                            ----------      ----------

Current Assets:
  Cash and temporary cash investments                          398,807         471,548
  Marketable securities                                         30,953          26,946
  Special deposits                                              66,239          42,687
  Accounts receivable:
    Customers, net                                             608,316         445,745
    Other                                                      211,166         185,968
  Unbilled revenues                                            163,383         152,263
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                           28,846             -
  Materials and supplies, at average cost or less               78,258         101,255
  Deferred income taxes                                         37,948          72,249
  Prepayments                                                  282,205         141,352
                                                            ----------      ----------
      Total current assets                                   1,906,121       1,640,013
                                                            ----------      ----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                            5,020,086       4,716,246
  Deferred income taxes                                      2,501,836       2,528,393
  Other                                                        588,462         494,203
                                                            ----------      ----------
      Total deferred debits and other assets                 8,110,384       7,738,842
                                                            ----------      ----------






      Total Assets                                        $20,333,086      $21,697,832
                                                           ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.



                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    In Thousands
                                                         -----------------------------
                                                          September 30,   December 31,
                                                              2000            1999
                                                         --------------   ------------
                                                          (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   331,958     $   331,958
  Capital surplus                                            1,014,196       1,011,721
  Retained earnings                                          2,317,970       2,426,350
  Accumulated other comprehensive loss (Note 5)                (59,628)         (6,341)
                                                            ----------      ----------
      Total                                                  3,604,496       3,763,688
  Reacquired common stock, at cost                            (313,643)       (298,735)
                                                            ----------      ----------
      Total common stockholders' equity                      3,290,853       3,464,953
  Cumulative preferred stock:
    With mandatory redemption                                   51,500          73,167
    Without mandatory redemption                                12,649          12,649
  Subsidiary-obligated mandatorily redeemable
    preferred securities                                       125,000         125,000
  Subsidiary-obligated trust preferred securities (Note 6)     200,000         200,000
  Long-term debt                                             4,268,567       5,631,394
                                                            ----------      ----------
      Total capitalization                                   7,948,569       9,507,163
                                                            ----------      ----------

Current Liabilities:
  Securities due within one year                               919,624         581,147
  Notes payable                                              1,486,722       1,391,071
  Bank overdraft                                               248,666         224,585
  Obligations under capital leases                                 474          48,165
  Accounts payable                                             456,348         468,825
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                           21,751             -
  Taxes accrued                                                  6,379         309,509
  Interest accrued                                              80,811          76,246
  Other                                                        450,383         732,110
                                                            ----------      ----------
      Total current liabilities                              3,671,158       3,831,658
                                                            ----------      ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                      3,847,077       3,563,078
  Unamortized investment tax credits                            45,745          61,364
  Three Mile Island Unit 2 future costs (Note 1)               507,577         496,944
  Power purchase contract loss liability (Note 1)            3,309,791       3,300,878
  Other                                                      1,003,169         936,747
                                                            ----------      ----------
      Total deferred credits and other liabilities           8,713,359       8,359,011
                                                            ----------      ----------


Commitments and Contingencies (Note 1)



      Total Liabilities and Capitalization                $20,333,086      $21,697,832
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



                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                          In Thousands
                                                     (Except Per Share Data)
                                          -----------------------------------------------
                                               Three Months               Nine Months
                                            Ended September 30,      Ended September 30,
                                          ----------------------   ----------------------
                                              2000        1999         2000        1999
                                              ----        ----         ----        ----

Operating Revenues                        $1,455,286  $1,424,286   $3,912,104  $3,385,689
                                           ---------   ---------    ---------   ---------

Operating Expenses:
  Fuel                                        13,928      86,448       55,484     255,367
  Power purchased and interchanged           787,033     462,675    1,704,997     994,797
  Deferred costs, net                       (131,954)    (23,194)    (198,950)    (23,050)
  Other operation and maintenance            379,671     331,140    1,014,543     825,159
  Loss on sale of business                       -           -        372,492         -
  Depreciation and amortization              136,621     139,799      400,648     382,894
  Taxes, other than income taxes              77,825      50,448      172,420     142,892
                                           ---------   ---------    ---------   ---------
     Total operating expenses              1,263,124   1,047,316    3,521,634   2,578,059
                                           ---------   ---------    ---------   ---------

Operating Income                             192,162     376,970      390,470     807,630
                                           ---------   ---------    ---------   ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                 442          52          983         217
  Equity in undistributed earnings
    of affiliates, net                        16,506       2,871       22,278      79,370
  Other income, net                           62,357       9,049      112,568      77,283
                                           ---------   ---------    ---------   ---------
     Total other income and deductions        79,305      11,972      135,829     156,870
                                           ---------   ---------    ---------   ---------

Income Before Interest Charges
  and Preferred Dividends                    271,467     388,942      526,299     964,500
                                           ---------   ---------    ---------   ---------

Interest Charges and Preferred Dividends:
  Long-term debt and notes payable           116,394     132,427      383,470     301,231
  Subsidiary-obligated trust
    preferred securities                       2,672       3,673       10,017       4,673
  Subsidiary-obligated mandatorily,
    redeemable preferred securities            2,675       5,308        8,025      19,752
  Other interest                               2,388       1,260        4,857       3,306
  Allowance for borrowed funds used
    during construction                         (972)     (1,343)      (2,558)     (2,987)
  Preferred stock dividends of subsidiaries,
    inclusive of $1,268 loss on
    reacquisition (9 Mos. 1999)                1,391       2,338        5,513       8,628
                                           ---------   ---------    ---------   ---------
     Total interest charges and
       preferred dividends                   124,548     143,663      409,324     334,603
                                           ---------   ---------    ---------   ---------

Income Before Income Taxes
 and Minority Interest                       146,919     245,279      116,975     629,897
  Income taxes                                41,679      98,284       90,464     242,573
  Minority interest net income/(loss)          1,730        (552)       2,816       1,796
                                           ---------    --------    ---------   ---------

Net Income                                $  103,510  $  147,547   $   23,695  $  385,528
                                           =========   ==========   =========   =========


Basic -  Earnings Per Avg. Common Share   $     0.86  $     1.18   $     0.20  $     3.06
                                           =========   =========    =========   =========
      -  Avg. Common Shares Outstanding      121,329     125,046      121,299     126,123
                                           =========   =========    =========   =========

Diluted  - Earnings Per Avg. Common Share $     0.86  $     1.18   $     0.20  $     3.05
                                           =========   =========    =========   =========
         - Avg. Common Shares Outstanding    121,409     125,307      121,391     126,383
                                           =========   =========    =========   =========

Cash Dividends Paid Per Share             $    0.545  $     0.53   $     1.62  $    1.575
                                           =========   =========    =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                                       28

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                                    In Thousands
                                                       -------------------------
                                                               Nine Months
                                                           Ended September 30,
                                                       -------------------------
                                                            2000         1999
                                                            ----         ----
Operating Activities:
  Net income                                            $  23,695    $  385,528
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         429,300       401,340
    Amortization of property under capital leases          11,472        37,538
    Gain on restructured supply agreement                 (42,781)          -
    NJBPU restructuring rate order                            -         115,000
    (Gain)/Loss on sale of business/investments           370,053       (40,209)
    Equity in undistributed earnings
      of affiliates, net of distributions received        (18,270)      (75,724)
    Deferred income taxes and investment tax
      credits, net                                        445,075      (436,712)
    Deferred costs, net                                  (198,950)      (22,767)
  Changes in working capital:
    Receivables                                          (303,000)      (65,913)
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                    (1,916)          -
    Materials and supplies                                 13,680         5,205
    Special deposits and prepayments                     (141,501)      (84,240)
    Payables and accrued liabilities                     (309,390)      237,482
    Billings in excess of cost and estimated
      earnings on uncompleted contracts                     1,940           -
  Nonutility generation contract buyout costs              (5,660)      (41,500)
  Other, net                                              (44,295)        3,202
                                                        ---------     ---------
     Net cash provided by operating activities            229,452       418,230
                                                        ---------     ---------

Investing Activities:
  Acquisitions, net of cash acquired                     (220,242)   (1,670,739)
  Capital expenditures and investments                   (382,511)     (276,412)
  Proceeds from sale of business/investments            1,164,875       937,540
  Contributions to decommissioning trusts                (136,499)      (26,531)
  Proceeds from nonutility generation trusts               62,116           -
  Trust fund established for repayment of debt            (95,861)          -
  Other, net                                                8,009        79,290
                                                        ---------     ---------
     Net cash provided/(required)
       by investing activities                            399,887      (956,852)
                                                        ---------     ---------

Financing Activities:
  Issuance of long-term debt                              335,241     1,792,828
  Issuance of subsidiary-obligated
    trust preferred securities                                -         193,070
  Retirement of long-term debt                           (977,910)   (1,540,183)
  Increase in notes payable, net                          264,387       788,200
  Capital lease principal payments                        (48,516)      (36,185)
  Reacquisition of common stock                           (22,383)     (160,112)
  Redemption of subsidiary-obligated mandatorily
    redeemable preferred securities                           -        (105,383)
  Dividends paid on common stock                         (196,631)     (199,023)
  Redemption of preferred stock of subsidiaries           (21,667)      (35,004)
                                                        ---------     ---------
     Net cash provided/(required)
       by financing activities                           (667,479)      698,208
                                                        ---------     ---------

Effect of exchange rate changes on cash                   (34,601)        8,968
                                                        ---------     ---------

Net increase/(decrease) in cash and temporary
  cash investments from above activities                  (72,741)      168,554
Cash and temporary cash investments, beginning of year    471,548        72,755
                                                        ---------     ---------
Cash and temporary cash investments, end of period     $  398,807    $  241,309
                                                        =========     =========

Supplemental Disclosure:
  Interest and preferred dividends paid                $  365,499    $  322,348
                                                        =========     =========
  Income taxes paid                                    $  159,053    $  345,254
                                                        =========     =========
  New capital lease obligations incurred               $   41,580    $   36,962
                                                        =========     =========
  Common stock dividends declared but not paid         $      -      $      -
                                                        =========     =========

The accompanying notes are an integral part of the consolidated financial statements.



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    In Thousands
                                                         -----------------------------
                                                          September 30,   December 31,
                                                              2000            1999
                                                         --------------   ------------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Utility plant in service                                 $3,215,351      $3,601,695
  Accumulated depreciation                                 (1,213,560)     (1,872,422)
                                                            ---------       ---------
      Net utility plant in service                          2,001,791       1,729,273
  Construction work in progress                               105,362          80,671
  Other, net                                                   15,312          14,781
                                                            ---------       ---------
      Net utility plant                                     2,122,465       1,824,725
                                                            ---------       ---------


Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          122,834         394,941
  Nuclear fuel disposal trust, at market                      125,698         119,293
  Other, net                                                    3,095           1,252
                                                            ---------       ---------
      Total other property and investments                    251,627         515,486
                                                            ---------       ---------


Current Assets:
  Cash and temporary cash investments                             391          68,684
  Special deposits                                              2,529           1,035
  Accounts receivable:
    Customers, net                                            196,092         164,099
    Affiliates                                                 27,985          34,992
    Other                                                      34,923          34,696
  Unbilled revenues                                            78,971          78,251
  Fuel inventory, at average cost or less                         146             240
  Deferred income taxes                                        13,440           1,652
  Prepayments                                                 181,993          23,000
                                                            ---------       ---------
      Total current assets                                    536,470         406,649
                                                            ---------       ---------


Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                           3,143,472       2,810,854
  Deferred income taxes                                       103,951         221,668
  Other                                                        36,819          31,615
                                                            ---------       ---------
      Total deferred debits and other assets                3,284,242       3,064,137
                                                            ---------       ---------







      Total Assets                                         $6,194,804      $5,810,997
                                                            =========       =========


The accompanying notes are an integral part of the consolidated financial statements.



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                    In Thousands
                                                         -----------------------------
                                                          September 30,   December 31,
                                                              2000            1999
                                                         --------------   ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  153,713      $  153,713
  Capital surplus                                             510,769         510,769
  Retained earnings                                           768,162         720,878
  Accumulated other comprehensive income (Note 5)                   7               7
                                                            ---------       ---------
      Total common stockholder's equity                     1,432,651       1,385,367
  Cumulative preferred stock:
    With mandatory redemption                                  51,500          73,167
    Without mandatory redemption                               12,649          12,649
  Company-obligated mandatorily redeemable
    preferred securities                                      125,000         125,000
  Long-term debt                                            1,133,940       1,133,760
                                                            ---------       ---------
      Total capitalization                                  2,755,740       2,729,943
                                                            ---------       ---------


Current Liabilities:
  Securities due within one year                               10,846          50,846
  Notes Payable                                               163,000             -
  Obligations under capital leases                                -            48,165
  Accounts payable:
    Affiliates                                                105,629          60,527
    Other                                                      98,754          82,355
  Taxes accrued                                                 1,327          13,079
  Interest accrued                                             27,818          24,523
  Other                                                        33,280          36,169
                                                            ---------       ---------
      Total current liabilities                               440,654         315,664
                                                            ---------       ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                       804,824         570,568
  Unamortized investment tax credits                           17,987          32,114
  Nuclear fuel disposal fee                                   154,541         148,009
  Three Mile Island Unit 2 future costs (Note 1)              126,899         124,241
  Power purchase contract loss liability (Note 1)           1,640,329       1,624,769
  Other                                                       253,830         265,689
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,998,410       2,765,390
                                                            ---------       ---------


Commitments and Contingencies (Note 1)


      Total Liabilities and Capitalization                 $6,194,804      $5,810,997
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



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                             In Thousands
                                               -------------------------------------------
                                                   Three Months          Nine Months
                                               Ended September 30,    Ended September 30,
                                               --------------------   --------------------
                                                  2000       1999        2000       1999
                                                  ----       ----        ----       ----

Operating Revenues                             $ 605,045  $ 670,245  $1,547,940 $1,578,159
                                                --------   --------   ---------  ---------

Operating Expenses:
  Fuel                                             4,773     31,399      19,966     75,114
  Power purchased and interchanged:
    Affiliates                                     6,430     53,831      37,683    111,419
    Others                                       417,837    220,614     835,112    518,972
  Deferred costs, net                           (131,954)   (23,194)   (198,950)   (23,050)
  Other operation and maintenance                 97,579    114,211     305,406    329,956
  Depreciation and amortization                   57,467     59,859     169,773    186,917
  Taxes, other than income taxes                  17,078     18,679      47,567     59,573
                                                --------   --------   ---------  ---------
     Total operating expenses                    469,210    475,399   1,216,557  1,258,901
                                                --------   --------   ---------  ---------

Operating Income                                 135,835    194,846     331,383    319,258
                                                --------   --------   ---------  ---------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     442        -           955        123
  Other income, net                               15,701      1,693      19,632      9,175
                                                --------   --------   ---------  ---------
     Total other income and deductions            16,143      1,693      20,587      9,298
                                                --------   --------   ---------  ---------

Income Before Interest Charges                   151,978    196,539     351,970    328,556
                                                --------   --------   ---------  ---------

Interest Charges:
  Long-term debt and notes payable                24,143     24,501      69,965     71,971
  Company-obligated mandatorily
    redeemable preferred securities                2,675      2,675       8,025      8,025
  Other interest                                     537        403         897      1,059
  Allowance for borrowed funds used
    during construction                             (620)      (633)     (1,439)    (1,319)
                                                --------   --------   ---------  ---------
     Total interest charges                       26,735     26,946      77,448     79,736
                                                --------   --------   ---------  ---------

Income Before Income Taxes                       125,243    169,593     274,522    248,820
  Income taxes                                    32,450     66,690      91,725     98,075
                                                --------   --------   ---------  ---------

Net Income                                        92,793    102,903     182,797    150,745
  Preferred stock dividends                        1,391      2,338       5,513      7,140
                                                --------   --------   ---------  ---------
Earnings Available for Common Stock            $  91,402  $ 100,565  $  177,284 $  143,605
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

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             In Thousands
                                                       -------------------------
                                                              Nine Months
                                                          Ended September 30,
                                                       -------------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:
  Net income                                            $ 182,797    $ 150,745
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         195,620      209,045
    Amortization of property under capital leases          11,472       22,659
    NJBPU restructuring rate order                            -        115,000
    Deferred income taxes and investment tax
      credits, net                                        285,710      (29,932)
    Deferred costs, net                                  (198,950)     (22,767)
  Changes in working capital:
    Receivables                                           (32,939)     (99,320)
    Materials and supplies                                     95       15,518
    Special deposits and prepayments                     (160,487)     (38,046)
    Payables and accrued liabilities                      (11,983)      40,364
    Due to/from affiliates                                 52,108        5,223
  Nonutility generation contract buyout costs                 -        (35,500)
  Other, net                                             (103,754)       4,250
                                                         --------     --------
     Net cash provided by operating activities            219,689      337,239
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (84,569)     (99,526)
  Contributions to decommissioning trusts                (130,141)     (19,777)
  Proceeds from sale of investments                         9,265          -
  Other, net                                                  320        1,743
                                                         --------     --------
     Net cash required by investing activities           (205,125)    (117,560)
                                                         --------     --------

Financing Activities:
  Retirement of long-term debt                            (40,000)         (12)
  Increase/(decrease) in notes payable, net               163,000      (38,344)
  Redemption of preferred stock                           (21,667)      (5,000)
  Capital lease principal payments                        (48,516)     (20,057)
  Dividends paid on common stock                         (130,000)    (150,000)
  Dividends paid on preferred stock                        (5,674)      (7,046)
                                                         --------     --------
     Net cash required by financing activities            (82,857)    (220,459)
                                                         --------     --------

Net decrease in cash and temporary
  cash investments from above activities                  (68,293)        (780)
Cash and temporary cash investments, beginning of year     68,684        1,850
                                                         --------     --------
Cash and temporary cash investments, end of period      $     391    $   1,070
                                                         ========     ========


Supplemental Disclosure:
  Interest and preferred dividends paid                 $  79,007    $  85,460
                                                         ========     ========
  Income taxes paid/(refunded)                          $ (40,634)   $  84,130
                                                         ========     ========
  New capital lease obligations incurred                $  41,580    $   9,239
                                                         ========     ========


The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                 In Thousands
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Utility plant in service                                 $1,549,875      $1,522,100
  Accumulated depreciation                                   (487,833)       (462,709)
                                                            ---------       ---------
      Net utility plant in service                          1,062,042       1,059,391
  Construction work in progress                                28,693          25,329
  Other, net                                                      596             643
                                                            ---------       ---------
      Net utility plant                                     1,091,331       1,085,363
                                                            ---------       ---------


Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          161,912         144,261
  Other, net                                                    3,005           3,010
                                                            ---------       ---------
      Total other property and investments                    164,917         147,271
                                                            ---------       ---------


Current Assets:
  Cash and temporary cash investments                           3,196          10,899
  Special deposits                                                282             160
  Accounts receivable:
    Customers, net                                             74,957          60,188
    Affiliates                                                 45,543          77,067
    Other                                                      36,250          46,377
  Unbilled revenues                                            30,839          28,956
  Deferred income taxes                                         4,644           2,945
  Prepayments                                                  10,315          16,715
                                                            ---------       ---------
      Total current assets                                    206,026         243,307
                                                            ---------       ---------


Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                           1,227,821       1,232,865
  Deferred income taxes                                       746,229         738,189
  Other                                                        40,620          41,198
                                                            ---------       ---------
      Total deferred debits and other assets                2,014,670       2,012,252
                                                            ---------       ---------








      Total Assets                                         $3,476,944      $3,488,193
                                                           ==========       =========



The accompanying notes are an integral part of the consolidated financial statements.


              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   66,273      $   66,273
  Capital surplus                                             400,200         400,200
  Retained earnings                                            19,950          13,581
  Accumulated other comprehensive income (Note 5)                 130          21,363
                                                            ---------       ---------
       Total common stockholder's equity                      486,553         501,417
  Company-obligated trust preferred securities (Note 6)       100,000         100,000
  Long-term debt                                              496,886         496,883
                                                            ---------       ---------
      Total capitalization                                  1,083,439       1,098,300
                                                            ---------       ---------


Current Liabilities:
  Securities due within one year                                   25          50,025
  Notes payable                                               121,100             -
  Accounts payable:
    Affiliates                                                 53,412         125,179
    Other                                                      38,191          30,106
  Taxes accrued                                                13,406          35,976
  Interest accrued                                             10,715          16,738
  Other                                                        12,417          18,208
                                                            ---------       ---------
      Total current liabilities                               249,266         276,232
                                                            ---------       ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                       995,533         993,427
  Unamortized investment tax credits                           14,374          15,010
  Three Mile Island Unit 2 future costs (Note 1)              253,695         248,381
  Nuclear fuel disposal fee                                    34,910          33,430
  Power purchase contract loss liability (Note 1)             761,496         735,833
  Other                                                        84,231          87,580
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,144,239       2,113,661
                                                            ---------       ---------



Commitments and Contingencies (Note 1)





      Total Liabilities and Capitalization                 $3,476,944      $3,488,193
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



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                               In Thousands
                                               ---------------------------------------------
                                                   Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                               --------------------    ---------------------
                                                   2000      1999         2000        1999
                                                   ----      ----         ----        ----

Operating Revenues                             $ 227,442  $ 280,235    $ 628,312   $ 707,402
                                                --------   --------     --------    --------

Operating Expenses:
  Fuel                                               -       26,162          -        75,305
  Power purchased and interchanged:
    Affiliates                                        79        863        1,427       3,071
    Others                                       156,927     84,541      360,991     171,538
  Other operation and maintenance                 32,838     58,155       99,043     164,072
  Depreciation and amortization                   16,519     19,004       48,264      57,324
  Taxes, other than income taxes                  11,235     10,253       34,211      33,960
                                                --------   --------     --------    --------
     Total operating expenses                    217,598    198,978      543,936     505,270
                                                --------   --------     --------    --------

Operating Income                                   9,844     81,257       84,376     202,132
                                                --------   --------     --------    --------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                     -           52           28          94
  Other income/(expense),net                      (3,825)      (679)       7,195       2,357
                                                --------   ---------    --------    --------
     Total other income and deductions            (3,825)      (627)       7,223       2,451
                                                --------   ---------    --------    --------

Income Before Interest Charges                     6,019     80,630       91,599     204,583
                                                --------   --------     --------    --------

Interest Charges:
  Long-term debt and notes payable                11,900     11,350       35,240      35,466
  Company-obligated trust preferred securities     1,143      1,838        4,818       2,532
  Company-obligated mandatorily
    redeemable preferred securities                  -        2,250          -         6,750
  Other interest                                     579        572        1,665       1,423
  Allowance for borrowed funds used
    during construction                             (137)      (332)        (405)       (790)
                                                --------   --------     --------    --------
     Total interest charges                       13,485     15,678       41,318      45,381
                                                --------   --------     --------    --------

Income/(Loss) Before Income Taxes                 (7,466)    64,952       50,281     159,202
  Income taxes                                    (3,675)    23,330       18,912      65,606
                                                --------   --------     --------    --------

Net Income/(Loss)                                 (3,791)    41,622       31,369      93,596
  Preferred stock dividends                          -          -            -            66
  Loss on preferred stock reacquisition              -          -            -           542
                                                --------   --------     --------    --------
Earnings/(Losses) Available for Common Stock   $  (3,791) $  41,622    $  31,369   $  92,988
                                                ========   ========     ========    ========







The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              In Thousands
                                                       ------------------------
                                                              Nine Months
                                                         Ended September 30,
                                                           2000         1999
                                                           ----         ----
Operating Activities:
  Net income                                            $  31,369    $  93,596
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          55,699       59,942
    Amortization of property under capital leases             -          9,921
    Nuclear outage maintenance costs, net                     -         (2,338)
    Deferred income taxes and investment tax
      credits, net                                          1,077       34,929
  Changes in working capital:
    Receivables                                            (4,641)        (937)
    Materials and supplies                                    -          8,395
    Special deposits and prepayments                        6,278       (3,124)
    Payables and accrued liabilities                      (26,299)     (57,150)
    Due to/from affiliates                                (40,214)      35,788
  Nonutility generation contract buyout costs              (1,250)      (2,500)
  Other, net                                              (30,505)     (55,685)
                                                         --------     --------
     Net cash provided/(required)
      by operating activities                              (8,486)     120,837
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (38,989)     (43,368)
  Contributions to decommissioning trusts                  (6,328)      (1,488)
  Other, net                                                  -            (46)
                                                         --------     --------
     Net cash required by investing activities            (45,317)     (44,902)
                                                         --------     --------

Financing Activities:
  Increase/(decrease) in notes payable, net               121,100      (79,540)
  Retirement of long-term debt                            (50,000)         (23)
  Issuance of company-obligated trust
    preferred securities                                      -         96,535
  Redemption of preferred stock                               -        (12,598)
  Capital lease principal payments                            -        (10,736)
  Dividends paid on common stock                          (25,000)     (55,000)
  Dividends paid on preferred stock                           -            (66)
  Contribution from parent corporation                        -         30,000
                                                         --------     --------
     Net cash provided by financing activities             46,100      (31,428)
                                                         --------     --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                        (7,703)      44,507
Cash and temporary cash investments, beginning of year     10,899          442
                                                         --------     --------
Cash and temporary cash investments, end of period      $   3,196    $  44,949
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  45,153    $  50,087
                                                         ========     ========
  Income taxes paid                                     $  52,230    $  25,564
                                                         ========     ========
  New capital lease obligations incurred                $     -      $  18,482
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.



             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                 In Thousands
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (Unaudited)

ASSETS
Utility Plant:
  Utility plant in service                                 $1,768,155      $1,732,386
  Accumulated depreciation                                   (583,525)       (552,449)
                                                            ---------       ---------
      Net utility plant in service                          1,184,630       1,179,937
  Construction work in progress                                38,166          30,329
  Other, net                                                    2,779           2,704
                                                            ---------       ---------
      Net utility plant                                     1,225,575       1,212,970
                                                            ---------       ---------


Other Property and Investments:
  Nonutility generation trusts, at market                     204,584         266,700
  Nuclear decommissioning trusts, at market (Note 1)          104,842          97,082
  Other, net                                                      418           1,233
                                                            ---------       ---------
      Total other property and investments                    309,844         365,015
                                                            ---------       ---------


Current Assets:
  Cash and temporary cash investments                             473          32,250
  Special deposits                                                302             233
  Accounts receivable:
    Customers, net                                             80,237          69,752
    Affiliates                                                 25,309          15,546
    Other                                                      19,373          24,658
  Unbilled revenues                                            30,972          30,836
  Deferred income taxes                                         8,428           7,589
  Prepayments                                                  64,353          15,484
                                                            ---------       ---------
      Total current assets                                    229,447         196,348
                                                            ---------       ---------


Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                             648,793         672,527
  Deferred income taxes                                     1,181,805       1,225,150
  Other                                                        23,541          23,781
                                                            ---------       ---------
      Total deferred debits and other assets                1,854,139       1,921,458
                                                            ---------       ---------







      Total Assets                                         $3,619,005      $3,695,791
                                                            =========       =========



The accompanying notes are an integral part of the consolidated financial statements.


             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                  In Thousands
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  105,812      $  105,812
  Capital surplus                                             285,486         285,486
  Retained earnings                                            21,737          59,265
  Accumulated other comprehensive income (Note 5)                  10          10,619
                                                            ---------       ---------
      Total common stockholder's equity                       413,045         461,182
  Company-obligated trust preferred securities (Note 6)       100,000         100,000
  Long-term debt                                              517,780         424,641
                                                            ---------       ---------
      Total capitalization                                  1,030,825         985,823
                                                            ---------       ---------


Current Liabilities:
  Securities due within one year                                   13              13
  Notes payable                                               109,300          53,600
  Obligations under capital leases                                474             -
  Accounts payable:
    Affiliates                                                 34,529          66,223
    Other                                                      46,540          34,845
  Taxes accrued                                                 4,157         108,005
  Interest accrued                                             14,164           6,588
  Other                                                         6,640          17,567
                                                            ---------       ---------
      Total current liabilities                               215,817         286,841
                                                            ---------       ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes                                     1,253,749       1,250,490
  Unamortized investment tax credits                           13,384          14,240
  Three Mile Island Unit 2 future costs (Note 1)              126,983         124,322
  Nuclear fuel disposal fee                                    17,455          16,717
  Power Purchase contract loss liability (Note 1)             907,966         940,276
  Other                                                        52,826          77,082
                                                            ---------       ---------
      Total deferred credits and other liabilities          2,372,363       2,423,127
                                                            ---------       ---------


Commitments and Contingencies (Note 1)





      Total Liabilities and Capitalization                 $3,619,005      $3,695,791
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



             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                              In Thousands
                                               --------------------------------------------
                                                   Three Months           Nine Months
                                               Ended September 30,    Ended September 30,
                                               --------------------   ---------------------
                                                   2000      1999        2000        1999
                                                   ----      ----        ----        ----

Operating Revenues                             $ 236,729  $ 254,609  $  663,623  $  705,955
                                                --------   --------   ---------   ---------

Operating Expenses:
  Fuel                                               -       18,399         -        71,652
  Power purchased and interchanged:
    Affiliates                                       946      1,444       1,979       5,997
    Others                                       179,473    105,651     405,304     199,642
  Other operation and maintenance                 42,157     57,807     125,388     172,425
  Depreciation and amortization                   13,343     18,389      38,346      59,849
  Taxes, other than income taxes                  11,877     11,306      35,363      37,126
                                                --------   --------   ---------   ---------
     Total operating expenses                    247,796    212,996     606,380     546,691
                                                --------   --------   ---------   ---------

Operating Income/(Loss)                          (11,067)    41,613      57,243     159,264
                                                --------   --------   ---------   ---------

Other Income and Deductions:
  Other income/(expense), net                     (1,748)       790       2,957      46,891
                                                ---------  --------   ---------   ---------
     Total other income and deductions            (1,748)       790       2,957      46,891
                                                --------   --------   ---------   ---------

Income/(Loss) Before Interest Charges            (12,815)    42,403      60,200     206,155
                                                --------   --------   ---------   ---------

Interest Charges:
  Long-term debt and notes payable                10,494      6,992      26,895      27,789
  Company-obligated trust preferred securities     1,529      1,835       5,199       2,141
  Company-obligated mandatorily
    redeemable preferred securities                  -          383         -         4,977
  Other interest                                     331        285         938         824
  Allowance for borrowed funds used
    during construction                             (215)      (378)       (714)       (878)
                                                --------   --------   ---------   ---------
     Total interest charges                       12,139      9,117      32,318      34,853
                                                --------   --------   ---------   ---------

Income/(Loss) Before Income Taxes                (24,954)    33,286      27,882     171,302
  Income taxes                                   (10,945)    10,771      10,410      63,352
                                                --------   --------   ---------   ---------

Net Income/(Loss)                                (14,009)    22,515      17,472     107,950
  Preferred stock dividends                          -          -           -           154
  Loss on preferred stock reacquisition              -          -           -           726
                                                --------   --------   ---------   ---------
Earnings/(Losses) Available for Common Stock   $ (14,009) $  22,515  $   17,472  $  107,070
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

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              In Thousands
                                                       ------------------------
                                                              Nine Months
                                                          Ended September 30,
                                                           2000         1999
                                                           ----         ----
Operating Activities:
  Net income                                            $  17,472    $ 107,950
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          41,006       58,776
    Amortization of property under capital leases             -          4,958
    Gain/(loss) on sale of investment                       1,813      (40,209)
    Deferred income taxes and investment tax
      credits, net                                         58,360     (301,604)
  Changes in working capital:
    Receivables                                            (5,198)       9,156
    Materials and supplies                                    -         34,053
    Special deposits and prepayments                      (48,938)       9,135
    Payables and accrued liabilities                      (95,504)     101,321
    Due to/from affiliates                                (41,458)     (21,476)
  Nonutility generation contract buyout costs              (4,410)      (3,500)
  Other, net                                              (64,397)     (57,835)
                                                         --------     --------
     Net cash required by operating activities           (141,254)     (99,275)
                                                         --------     --------

Investing Activities:
  Capital expenditures and investments                    (48,356)     (65,779)
  Proceeds from sale of investment                            -        937,540
  Proceeds from nonutility generation trusts               62,116          -
  Contributions to decommissioning trusts                     (30)      (5,266)
  Other, net                                                2,047        1,945
                                                         --------     --------
     Net cash provided by investing activities             15,777      868,440
                                                         --------     --------

Financing Activities:
  Issuance of long-term debt                              118,000      348,172
  Issuance of company-obligated trust
      preferred securities                                    -         96,535
  Retirement of long-term debt                            (25,000)    (600,011)
  Increase/(decrease) in notes payable, net                55,700      (86,023)
  Redemption of preferred stock                               -        (17,406)
  Redemption of company-obligated mandatorily
    redeemable preferred securities                           -       (105,383)
  Capital lease principal payments                            -         (5,392)
  Dividends paid on common stock                          (55,000)    (380,000)
  Dividends paid on preferred stock                           -           (154)
                                                         --------     --------
     Net cash provided/(required)
       by financing activities                             93,700     (749,662)
                                                         --------     --------

Net increase/(decrease) in cash and temporary
  cash investments from above activities                  (31,777)      19,503
Cash and temporary cash investments, beginning of year     32,250        2,750
                                                         --------     --------
Cash and temporary cash investments, end of period      $     473    $  22,253
                                                         ========     ========

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  23,039    $  42,167
                                                         ========     ========
  Income taxes paid                                     $ 117,293    $ 245,574
                                                         ========     ========
  New capital lease obligations incurred                $     -      $   9,241
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies

               COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy, and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU International, Inc. and GPU Power, Inc. and their subsidiaries develop, own and operate generation facilities in the United States (US) and foreign countries and are referred to as the "GPUI Group." Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; and GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies. All of these companies considered together are referred to as "GPU."

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


1.    COMMITMENTS AND CONTINGENCIES

                   PENDING MERGER OF FIRSTENERGY CORP. AND GPU
                   -------------------------------------------

      On August 8, 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy Corp. (FirstEnergy), an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      Under the agreement, GPU shareholders would receive $36.50 for each share of GPU common stock they own, payable in cash or the equivalent of $36.50 per share in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.24 and $29.63. Each GPU shareholder would be able to elect the form of consideration they wish to receive, subject to proration so that the aggregate consideration to all GPU shareholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would receive not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the sixth trading date prior to the merger closing.

      The Merger has been approved by the Boards of Directors of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the Merger, including shareholder approval and the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary federal and state regulatory approvals is expected to take approximately nine to twelve months from the date of the merger agreement. A joint proxy statement/prospectus has been mailed to shareholders of both companies and special meetings of the shareholders of GPU, Inc. and FirstEnergy are scheduled for November 21, 2000 to consider and vote on the Merger.


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

      In 1998, the Pennsylvania Public Utility Commission (PaPUC) issued Restructuring Orders to Met-Ed and Penelec which, among other things, provide for Met-Ed and Penelec's recovery of a substantial portion of what otherwise would have become stranded costs, and provide for Phase II proceedings following the completion of their generation divestitures to make a final determination of the extent of that stranded cost recovery.

      On January 31, 2000, Met-Ed and Penelec submitted Phase II Reports to the PaPUC addressing actual net divestiture proceeds and reconciliation of stranded costs pursuant to the 1998 Restructuring Orders. The PaPUC and other parties, which participated in the 1998 Restructuring Orders, are currently reviewing the Reports. On September 1, 2000 Met-Ed and Penelec requested approval of their Phase II Reports by no later than January 2001. On October 25, 2000, the PaPUC issued an order establishing evidentiary proceedings for the companies' petitions and testimony. These proceedings are scheduled to end by December 31, 2000. There can be no assurance as to the outcome of this matter.

      In May 1999, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. The Summary Order provides for, among other things, customer choice of electric generation supplier beginning August 1, 1999 and full recovery of stranded costs. The Summary Order did not address the sale of Oyster Creek, because at the time the Summary Order was issued, it was uncertain whether the plant would be sold or retired early. JCP&L is awaiting a final order from the NJBPU.

      During 1999, the NJBPU issued final electric restructuring and generation-related securitization orders to Public Service Electric and Gas Company (PSE&G), a non-affiliated utility. Several parties appealed these orders on a variety of grounds, including the use of deferred accounting associated with above market NUG costs and the Societal Benefit Charge, which includes recovery of nuclear decommissioning costs. In April 2000, the Appellate Division of the New Jersey Superior Court affirmed the orders, but that decision has been appealed to the New Jersey Supreme Court, which is not expected to issue a decision before January 2001. While JCP&L's Summary Order has not been appealed, JCP&L is unable to determine the impact, if any, the appeals to PSE&G's orders will have on its restructuring order and petition for securitization or its use of deferred accounting.

      As a result of the NJBPU and the PaPUC restructuring decisions, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have essentially divested their generation business, there will be increased market risks associated with supplying that electricity, since the GPU Energy companies will have to supply electricity to non-shopping customers entirely from contracted and open market purchases. JCP&L is permitted to recover reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers. However, Met-Ed and Penelec are unable to recover their energy costs in excess of established rate caps, absent a request to the PaPUC, or specific rate treatment provided for in the 1998 Restructuring Orders. Management has implemented a program to manage energy risk, but there can be no assurance that the GPU Energy companies will be able to fully recover the costs to supply electricity to customers who do not choose an alternate supplier.

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

      The GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy. Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $222 million in 2000, $910 million in 2001, $339 million in 2002, $138 million in 2003 and $44 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies have been required to enter into power purchase agreements with non-utility generators (NUGs) for the purchase of energy and capacity, which agreements have remaining terms of up to 20 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The following table shows actual payments from 1998 through September 30, 2000, and estimated payments thereafter through 2005:

                          Payments Under NUG Agreements
                          -----------------------------
                                  (in millions)

                          Total      JCP&L      Met-Ed       Penelec
                          -----      -----      ------       -------

      1998                 788        403         174         211
      1999                 774        388         167         219
      2000                 762        411         146         205
      2001                 788        453         144         191
      2002                 787        452         147         188
      2003                 770        427         151         192
      2004                 769        408         156         205
      2005                 753        393         160         200

      The NJBPU Summary Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs), whereas the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $3.3 billion (JCP&L $1.6 billion; Met-Ed $0.8 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs which is offset by a corresponding regulatory asset. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

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


                               ACCOUNTING MATTERS
                               ------------------

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),
"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101", with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continue to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the September 30, 2000 and December 31, 1999 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiary Companies
----------------------------------
                                                       (in thousands)
                                                ----------------------------
                                                 September 30,   December 31,
                                                     2000           1999
                                                -------------    ------------
Market transition charge (MTC) / basic
  generation service                               $2,684,852    $2,397,071
Competitive transition charge (CTC)                   785,397       803,064
Reserve for generation divestiture                    533,941       536,904
Power purchase contract loss not in CTC               369,290       369,290
Income taxes recoverable through future rates, net    280,889       280,268
Costs recoverable through distribution rates          260,126       296,842
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                                49,517       100,794
Societal benefits charge                              198,494       116,941
Above-market deferred NUG costs                      (189,619)     (252,348)
Other, net                                             47,199        67,420
                                                    ---------     ---------
     Total regulatory assets, net                  $5,020,086    $4,716,246
                                                    =========     =========

JCP&L
-----

MTC / basic generation service                    $2,684,852     $2,397,071
Costs recoverable through distribution rates         260,126        296,842
Societal benefits charge                             198,494        116,941
                                                   ---------      ---------
     Total regulatory assets, net                 $3,143,472     $2,810,854
                                                   =========      =========

Met-Ed
------

CTC                                               $  614,074     $  591,316
Power purchase contract loss not in CTC              271,270        271,270
Reserve for generation divestiture                   143,434        137,037
Income taxes recoverable through future rates, net   121,692        115,713
TMI-2 decommissioning costs                           16,637         65,455
Above-market deferred NUG costs                       10,067            545
Other, net                                            50,647         51,529
                                                   ---------      ---------
     Total regulatory assets, net                 $1,227,821     $1,232,865
                                                   =========      =========

Penelec
-------

Reserve for generation divestiture                $  390,507     $  399,867
Above-market deferred NUG costs                     (199,686)      (252,893)
CTC                                                  171,323        211,748
Income taxes recoverable through future rates, net   159,197        164,555
Power purchase contract loss not in CTC               98,020         98,020
TMI-2 decommissioning costs                           32,880         35,339
Other, net                                            (3,448)        15,891
                                                   ---------      ---------
     Total regulatory assets, net                 $  648,793     $  672,527
                                                   =========      =========

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) excludes from its scope certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, it must be probable that the contract will result in physical delivery. GPU will adopt this statement on January 1, 2001.

      GPU's use of derivative instruments is intended to manage the risk of fluctuations in commodity prices, interest rates, and foreign currencies. GPU does not intend to hold or issue derivative instruments for trading purposes. GPU enters into fixed-price contracts for future purchases of electricity and natural gas with individual counterparties or through traded exchanges. The majority of these commodity contracts entered into by GPU would be considered "normal purchases," as defined in FAS 133, and, therefore, would be excluded from the statement's scope. Commodity contracts accounted for as derivatives under FAS 133 would be designated as cash flow hedges of the underlying commodity purchases, to the extent they qualify for such treatment. FAS 133 requires that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of Other Comprehensive Income, net of tax. If GPU adopted this statement as of September 30, 2000, management believes the impact of FAS 133 as it relates to these commodity contracts would be immaterial to GPU's earnings or financial position.

      GPU also uses various types of interest rate swaps to convert floating-rate loans to fixed rates. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. If GPU adopted this statement as of September 30, 2000, the value of these interest rate swaps under FAS 133 would be immaterial to GPU's earnings or financial position.

      GPU uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. If FAS 133 were applied to currency swaps in place at September 30, 2000, derivative assets of approximately $50 million would be recognized on the Consolidated Balance Sheet, with an offset, net of tax, to Accumulated other comprehensive income. Currency swaps determined to be ineffective hedges would have had an immaterial impact on the Consolidated Statement of Income for the nine months ended September 30, 2000.

      GPU has entered into numerous forward capacity purchase contracts with third parties. GPU has also entered into fixed transmission rights agreements
(FTRs) periodically for the purpose of hedging against high transmission rates along certain routes during times of congestion. Evaluation of the impact of FAS 133 as it relates to capacity purchase contracts and FTRs is in process.

      The actual impact of FAS 133 upon adoption would differ from that noted above depending on the portfolio of derivative contracts in effect on January 1, 2001, prevailing market rates, the completion of the pending sale of GPU International, Inc. or implementation issues to be resolved by the Financial Accounting Standards Board's Derivatives Implementation Group.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In December 1999, the GPU Energy companies sold Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for approximately $100 million. In August

2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and the GPU Energy companies have transferred $320 million and $430 million of TMI-1 and Oyster Creek decommissioning trust funds, respectively, to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%. JCP&L's net investment in TMI-2 as of September 30, 2000 and December 31, 1999 was $57 million and $61 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs have taken an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case.

      The Third Circuit has scheduled oral arguments on the plaintiffs' appeal for January 2001. There can be no assurance as to the outcome of this litigation.

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

      In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The retirement cost estimates under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $446 million for radiological decommissioning and $36 million for non-radiological removal costs (net of $12.6 million spent as of September 30, 2000)(in 2000 dollars).

      Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. Also, the cost estimate contained in this site-specific study is significantly greater than the decommissioning funding targets established by the NRC.

      The estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of September 30, 2000 and December 31, 1999 is $508 million (JCP&L $127 million; Met-Ed $254 million; Penelec $127 million) and $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million), respectively. This liability is based upon the 1995 site-specific study estimates (in 2000 and 1999 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $25 million (JCP&L $6 million; Met-Ed $13 million; Penelec $6 million) and $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) as of September 30, 2000 and December 31, 1999, respectively, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $508 million liability as of September 30, 2000 is $121 million (JCP&L $7 million; Met-Ed $84 million; Penelec $30 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheets, and $390 million (JCP&L $123 million; Met-Ed $162 million; Penelec $105 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheets.

      The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific study estimates. In addition, JCP&L is recovering a portion of its share of TMI-2 incremental monitored storage costs. The PaPUC
Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC, but also allowed Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC.

      As of September 30, 2000, the accident-related portion of TMI-2 radiological decommissioning costs is estimated to be $79 million (JCP&L $20 million; Met-Ed $39 million; Penelec $20 million), which is based on the 1995 site-specific study (in 2000 dollars). In connection with rate case resolutions, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts for their respective shares of the accident-related portion of the decommissioning liability in amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and were expensed in 1990, in the case of JCP&L, and in 1991 for Met-Ed and Penelec.

      The GPU Energy companies intend to seek recovery for any increases in TMI-2 retirement costs, but recognize that recovery cannot be assured.

      Prior to September 2000, increases in the accident-related portion of Met-Ed and Penelec's TMI-2 decommissioning liability were charged to expense, in amounts totaling $23.2 million (Met-Ed $15.4 million; Penelec $7.8 million)
through August 2000. Likewise, through August 2000, earnings on Met-Ed and Penelec's contributions to external trusts, in amounts totaling $34.9 million (Met-Ed $23.3 million; Penelec $11.6 million), were taken to income, and the related unrealized gains and losses were accrued to Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.

      During the course of ongoing regulatory proceedings in Pennsylvania, Met-Ed and Penelec determined, in the third quarter 2000, that a portion of their regulatory assets for TMI-2 decommissioning previously regarded as probable of recovery in rates, are now no longer deemed probable of recovery. As a result, in the third quarter 2000, Met-Ed and Penelec charged to income $11.7 million (Met-Ed $7.9 million; Penelec $3.8 million) pre-tax for the write-down of their respective regulatory assets for TMI-2 decommissioning, representing the net realized gain they previously recorded on the accident-related portion of the TMI-2 decommissioning trust. Furthermore, the unrealized gains or losses associated with the accident-related portion of the TMI-2 decommissioning trust (previously recorded in Accumulated other comprehensive income) were transferred to Regulatory assets, net on the Consolidated Balance Sheets, and will no longer be recorded in Accumulated other comprehensive income.


                                    INSURANCE
                                    ---------

      GPU has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy. There is no assurance that GPU will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of GPU.

      GPU has purchased property and decontamination insurance coverage for TMI-2 totaling $150 million.

      The Price-Anderson Act limits an owner's liability to third parties resulting from a nuclear incident to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Although TMI-2 is exempt from retrospective premium assessments, the plant is still covered by the provisions of the Price-Anderson Act. In addition, the GPU Energy companies are subject to other retrospective premium assessments related to policies applicable to TMI-1 prior to its sale to AmerGen.


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

      JCP&L    MET-ED   PENELEC    GPUN   GPU, INC.   TOTAL
      -----    ------   -------    ----   ---------   -----

        6        3         2         1        2         11

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of September 30, 2000, a liability of approximately $6 million was recorded for nine PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1.4 million of past response costs as of September 30, 2000. The EPA estimates the total Site cleanup costs at approximately $4.2 million. Consultants to Chesapeake have estimated the remaining remediation ground water costs to be approximately $11.3 million to $19 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. As of September 30, 2000, if the statutory maximum were applied, the total amount of penalties would be approximately $42 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

      In August 2000, Rochester Gas & Electric Corporation (RG&E) filed suit against GPU, Inc. in the United States District Court for the Western District of New York for the reimbursement of $5.2 million of costs and damages it has allegedly incurred, and a declaratory judgement with respect to future costs and damages, in connection with two former MGP sites and a third property where wastes from one of those sites were allegedly deposited. All of the properties are located in Rochester, New York. According to the complaint, RG&E was an indirect subsidiary of AGECO from May 1929 until January 1946, and a subsidiary of General Public Utilities (now by merger and change of name GPU, Inc.) from January 1946 until October 1949, when it was divested by order of the SEC under the Public Utility Holding Company Act. GPU, Inc. has not yet answered the complaint. There can be no assurance as to the outcome of this matter.

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

      JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 2000, JCP&L has spent approximately $39 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $54 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $54 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. As of September 30, 2000, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $46 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these MGP sites, and has settled with all but one of those insurance carriers.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

Class Action Litigation:
-----------------------

GPU Energy

      In July 1999, New Jersey experienced a severe heat storm that resulted in major power outages and temporary service interruptions, which affected JCP&L's service territory. As a result, the NJBPU initiated an investigation into the reliability of the transmission and distribution systems of all New

Jersey utilities and their response to power outages. This investigation was essentially completed in April 2000, resulting in Phase I and Phase II Reports. Both Reports contain, among other things, recommendations as to certain actions that should be undertaken by JCP&L, and were adopted by NJBPU orders requiring JCP&L to act on the recommendations and to report back on such implementation. The NJBPU order adopting the Phase II Report stated that there is not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. In addition, two class action lawsuits were commenced in New Jersey Superior Court in July 1999 against GPU, Inc. and JCP&L, seeking both compensatory and punitive damages for alleged losses suffered due to service interruptions. The GPU defendants originally requested the Court to stay or dismiss the litigation in deference to the NJBPU's primary jurisdiction. The Court denied the motion, consolidated the two actions, and certified them as class actions on behalf of a class that includes JCP&L customers as well as "all dependents, tenants, employees, and other intended beneficiaries of customers who suffered damages as a result" of the outages. In January 2000, the Appellate Division agreed to review the trial court's decision on primary jurisdiction. In June 2000, the Appellate Division affirmed the trial court's decision recognizing, however, that future developments in the case may require a reference of certain issues to the NJBPU. The Appellate Division also stated that the NJBPU's findings could be probative but not determinative of at least some issues in the litigation. In response to GPU's demand for a statement of damages, the plaintiffs have stated that they are seeking damages of $700 million, subject to the results of pre-trial discovery. GPU has notified its insurance carriers of the plaintiffs' allegations. The primary insurance carrier has stated that while the substance of the plaintiffs' allegations are covered under GPU's policy, it is reserving its rights concerning coverage as circumstances develop. In September 2000, GPU received from its primary insurance carrier the initial indemnification payment for certain expenses incurred by GPU relative to these lawsuits. In October 2000, the GPU defendants filed a motion in the trial court, seeking decertification of the class. There can be no assurance as to the outcome of these matters.

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

      GPU GasNet and TPAA have filed answers denying liability to Esso, the State and TPA, which could be material. GPU GasNet and TPAA have notified their insurance carriers of this action. The insurers have notified GPU GasNet that they have formed the preliminary view that GPU GasNet is not entitled to coverage under the liability policy. GPU GasNet believes that it is entitled to coverage, and discussions with the insurers are continuing. There can be no assurance as to the outcome of this matter.

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU,  Inc. has made  significant  investments  in foreign  businesses  and facilities through its subsidiaries, GPU Electric and the GPUI Group. As of September 30, 2000, GPU, Inc.'s investment in GPU Electric and the GPUI Group was $571 million and $292 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $1.04 billion and $30 million (including $9 million of guarantees related to domestic operations) of GPU Electric and GPUI Group outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU Electric

      In June 2000, GPU sold GPU PowerNet for A$2.1 billion (US$1.26 billion). For further information, see Note 2, Acquisitions and Dispositions.

      In August 2000, GPU GasNet refinanced A$375 million (US$203 million) of maturing bank debt as follows: A$250 million (US$135 million) of proceeds from a new commercial paper program at GPU GasNet; A$51 million (US$28 million) of proceeds from the issuance of additional commercial paper by GPU Australia Holdings under its commercial paper program; and A$37 million (US$20 million) of cash proceeds from the sale of marketable securities by an affiliate. At September 30, 2000, $135 million of commercial paper was outstanding under the GPU GasNet commercial paper program and included in Long-term Debt on the Consolidated Balance Sheets. GPU GasNet has also established a A$750 million (US$406 million) revolving credit facility, which serves as backstop for the GasNet commercial paper program. No borrowings were outstanding under this facility at September 30, 2000.

      GPU Power UK has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which was originally scheduled to begin commercial operation in late 1998. In June 1999, certain Project lenders for the Uch Power Project issued notices of default to the Project sponsors (including GPU Power UK) for, among other things, failure to pay principal and interest under various loan agreements. In November 1999, the Project sponsors and lenders reached an agreement under which repayment of the construction loan was extended, principal and interest payments deferred, and the sponsors agreed to fund the completion of the plant through the remaining equity contribution commitments. The plant commenced commercial operations in October 2000.

      Uch has renegotiated several of the project agreements with the Government of Pakistan and its agencies, under which it agreed, among other things, to accept a reduction in the power purchase tariff averaging approximately 8% over the project term. The agreement includes options to extend the term of the project from 23 to 30 years. Although commercial operations have begun, there remains a risk that project revenues may be delayed due to the poor economic situation in Pakistan.

      GPU's investment in the Uch Power Project as of September 30, 2000 was approximately $37.9 million, plus a guarantee letter of credit of $ 3.6 million, and its share of the projected completion costs represents an additional $3.1 million commitment. Cinergy Corp. (the former owner of 50% of Midlands Electricity plc) agreed to fund up to an aggregate of $20 million of the required capital contributions, for a period of one year from July 15, 1999, and "cash losses," which could be incurred on the Uch Power Project, for a period of up to ten years from July 15, 1999. Cinergy has reimbursed GPU Electric for $4.9 million of capital contributions through September 30, 2000, leaving a remaining commitment of up to $15.1 million. There can be no assurance as to the outcome of this matter.

      As part of the 1999 sale of the GPU Power UK supply business and the purchase of the 50% of GPU Power UK that GPU did not already own, certain long-term purchase obligations under natural gas supply contracts were retained. Most of these contracts, which extend to September 2005, were at fixed prices in excess of the market price of gas, and a liability had been established for the estimated loss under such contracts. However, as a result of increasing gas prices during the second quarter of 2000, GPU Power UK was able to enter into matching forward sale contracts for the majority of the gas purchases, resulting in a reduction in the estimated liability and a pre-tax credit to income of $15.9 million. Other open gas contracts, which extend to 2005, require GPU Power UK to purchase or to sell gas at fixed prices. The estimated out-of-market position of all contracts at September 30, 2000 was $24 million; however, the remaining open positions included both sales and purchases, thereby reducing the remaining exposure to future price changes.

      In an English court decision involving two unaffiliated utilities (National Grid and National Power), the court held that utilities improperly used a pension plan surplus in the UK Electricity Supply Pension Scheme to eliminate scheduled payments in respect of early retirement costs and employer contributions. The Court found that, in the case of National Grid and National Power, procedures had not been strictly followed, and as such, a liability may now exist. At a subsequent hearing, the Court refused to consider the validity or effectiveness of retrospective amendments to the plan. National Grid and National Power have appealed the Court's decision to the House of Lords. Pending the outcome of the Appeal, the requirement for any payments has been stayed. The appeal in the House of Lords is expected to be heard in the first quarter of 2001. If a similar complaint were to be made against GPU Power UK, GPU Power UK's potential liability is estimated to be a maximum of (pound)63 million (US$96 million), exclusive of any applicable interest charges or penalties. The GPU Power UK section of the Electricity Supply Pension Scheme remains in substantial surplus and any payment to the plan that might ultimately prove to be necessary would be accounted for as an increase in pension assets, and would not have an immediate impact on income. However, any related penalties or interest (which could be assessed, though none are currently proposed) would adversely affect income. There can be no assurance as to the outcome of this matter.

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

GPUI Group

      On July 9, 1999, DIAN (the Colombian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA) 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation (EI Barranquilla, a wholly owned subsidiary of GPU Power, ABB Barranquilla, Corporacion Electrica de la Costa Atlantica and Distral Group have a 28.7%, 28.7%, 42.5% and 0.1% interest in TEBSA, respectively). The failure to give notice of this Special Requirement to the US Export Import Bank (EXIM Bank) is an event of default under the loan agreement. GPU Power also believes that other events of default exist under the loan agreements with project lenders including the Overseas Private Investments Corporation (OPIC) and a commercial bank syndicate. As a result, certain required certifications have not been delivered to EXIM Bank, OPIC and the other project lenders, which failure is, itself, an event of default under the loan agreements. These issues are currently being discussed with EXIM Bank, the other project lenders, and the Government of Colombia, as well as the other partners in the TEBSA project. As of September 30, 2000, GPU Power has an investment of approximately $88 million in TEBSA and is committed to make additional standby equity contributions of $21.3 million, which GPU, Inc. has guaranteed. The total outstanding senior debt of the TEBSA project is $385 million at September 30, 2000, and, in addition, GPU International has guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5 million, under the project's operations and maintenance agreement. There can be no assurance as to the outcome of these matters.

      With regard to the "Special Requirement" issued by DIAN, DIAN asserts that TEBSA should be liable for approximately $4.9 million consisting of $1.5 million in additional tax and $3.4 million in penalties and interest. TEBSA has filed both procedural and substantive objections to these assertions, the DIAN responded to these objections reiterating its previous position, and TEBSA, in turn, filed an appeal with the DIAN on June 2, 2000. A response is expected within six months.

      In July 2000, the DIAN issued a "Special Requirement" on the 1997 income tax return of TEBSA challenging a tax exemption benefit under a Colombian income tax statute. The DIAN requested payment of approximately $1 million in additional tax and penalties. On October 12, 2000, TEBSA filed a response with the DIAN stating arguments supporting its tax exemption benefit. Management is unable to determine the outcome of this matter.

GPU Telcom

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing approximately $40 million (of which $2.2 million has been invested as of September 30, 2000) in AFN through GPU Telcom, which includes existing and new fiber routes and electronic equipment.

     In April 2000,  GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunication services and marketing expertise with utilities' existing fiber networks and natural positioning in serving retail markets. GPU, Inc. has invested $20 million in Telergy, Inc. through GPU Telcom.

Other:
-----

      JCP&L and PSE&G each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its September 30, 2000 book value of $22 million. There can be no assurance as to the outcome of this matter.

      In March 1999, Penelec and New York State Electric & Gas Corporation (NYSEG) each sold their 50% undivided ownership interests in the Homer City Station to a subsidiary of Edison Mission Energy (EME) for a total of $1.9 billion. In connection with the sale, Penelec and NYSEG indemnified the buyer with respect to certain contingent liabilities, including costs or expenses which the EPA might impose for failure to comply with New Source Performance Standards, Prevention of Significant Deterioration and New Source Review regulations under the Clean Air Act prior to the date of the sale. In 1998, the EPA had conducted inspections at Homer City with regard to the plant's compliance with these regulations. On October 30, 2000, EME notified Penelec and NYSEG that the EPA had concluded that these regulations applied to Homer City prior to the sale to EME and that Homer City was operating in violation of these Clean Air Act regulations. Penelec, NYSEG and EME have met with the EPA regarding the EPA's initial findings and conclusions. If it is ultimately determined that these regulations were so applicable to Homer City, the EPA could assess substantial monetary penalties and require capital modifications to the plant, the costs of which would be material. To the extent Penelec and NYSEG are obligated to indemnify EME for any of these costs, they would each be severally liable for a 50% share. There can be no assurance as to the outcome of this matter.

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

      In 2000, a change in the investment return assumptions, due to better than expected investment performance, resulted in a reduction of approximately $6.9 million, to $22.6 million, in the estimated liability for the remaining 459 employees. Consequently, goodwill was credited for $3.4 million (50% of the change in estimate) and $3.5 million was credited to income. During the first nine months of 2000, $16.2 million was paid to 378 employees. The remaining severance liability of $5.2 million at September 30, 2000 reflects the above transactions as well as currency translation adjustments and the impact of seven employees who were retained, and is included in Other Current Liabilities on the Consolidated Balance Sheets. Management expects 46 of the remaining 74 employees to leave by year-end 2000, and the balance of the employees by March 31, 2001.

      GPU AR has entered into contracts to supply electricity to retail customers through June 2002. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $17.3 million as of September 30, 2000. GPU, Inc. has guaranteed up to $19 million of these payments.

      In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In June 1997, a consortium of electric utilities, including GPU Nuclear, Inc. (GPUN), filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in Utah.

      At September 30, 2000, GPU has recorded a liability of $206.9 million (JCP&L $154.5 million; Met-Ed $34.9 million; Penelec $17.5 million) owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

      On July 26, 2000, GPUN filed suit in the United States Court of Claims seeking to recover damages as a result of the DOE's failure to commence disposal of GPUN's spent nuclear fuel on January 31, 1998, as required by the terms of the Standard Contract between GPUN and DOE. The complaint seeks damages from the Government in an amount to be determined at trial. GPUN has alleged that it is entitled to damages attributable to operations at both TMI-1 and Oyster Creek. The Government has not yet answered the complaint. There can be no assurance as to the outcome of this matter.

      GPU, Inc. and consolidated affiliates have approximately 15,200 employees worldwide, of whom 11,150 are employed in the US, 3,550 are in the United Kingdom (UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (4,800) and MYR (5,900), of which approximately 3,100 and 5,200, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 2,300 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. JCP&L, Met-Ed and Penelec's collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, May 1, 2003 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

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


2.    ACQUISITIONS AND DISPOSITIONS

                           MYR Group Inc. Acquisition
                           --------------------------

      In April 2000, GPU, Inc. acquired MYR for approximately $217.5 million. The fair value of the assets acquired totaled approximately $156.9 million and the amount of liabilities assumed totaled approximately $99.7 million.

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

      The acquisition was partially financed through the issuance of GPU, Inc. short-term debt and was accounted for under the purchase method of accounting. Although certain preacquisition items are still being investigated, the fair value of net assets acquired is estimated to be $57.2 million. The total acquisition cost exceeded this amount by $160.3 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

      The following is a summary of significant accounting policies for MYR's construction services business:

Revenue Recognition - MYR recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. MYR charges selling, general, and administrative costs, including indirect costs associated with maintaining district offices, to expense as incurred.

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

Classification of Current Assets and Current Liabilities - The length of MYR's contracts vary, with some larger contracts exceeding one year. In accordance with industry practice, MYR includes in current assets and current liabilities amounts realizable and payable under contracts which may extend beyond one year.


                                GPU PowerNet Sale
                                -----------------

      On June 30, 2000, GPU, Inc. sold GPU PowerNet to Singapore Power International (SPI) for A$2.1 billion (approximately US $1.26 billion). As part of the sales price, SPI assumed liability for A$230 million (US$137.8 million) of medium term notes. GPU applied the net proceeds from the sale as follows:
A$1,288 million (US$772 million) was used to repay debt; and A$579 million (US$347 million) was placed in a trust (which is included in Special deposits on the Consolidated Balance Sheets) to provide for the repayment of the remaining medium term notes (A$174 million/US$104 million) and outstanding commercial paper (A$405 million/US$243 million) at maturity. As a result of the sale, GPU recorded in Operating expenses on the Consolidated Statements of Income, a pre-tax loss in the quarter ended June 30, 2000 of $372 million($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. During the third quarter, all $243 million of commercial paper outstanding at June 30, 2000 was redeemed from trust assets. The Medium Term Notes, which will also be retired using trust assets, mature as follows: A$50 million (US$27 million) in April 2001 and A$120 million (US$65 million) in October 2001.


                                Oyster Creek Sale
                                -----------------

      In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all of their fossil-fuel and hydroelectric generating stations. In August 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sale, AmerGen has assumed full responsibility for decommissioning the plant. JCP&L has transferred $440 million of Oyster Creek decommissioning trust funds to AmerGen, of which approximately $114 million was paid into the trust by JCP&L at closing. JCP&L has agreed to fund the station's outage costs (up to a maximum of $88 million), including the fuel reload, for the refueling outage, which is currently underway. AmerGen will repay these outage costs to JCP&L in nine equal annual installments without interest, beginning August 2001. In addition, JCP&L has agreed to purchase energy and capacity from Oyster Creek at fixed prices through March 2003. The Oyster Creek plant was written down to its fair market value in 1999, consistent with its sale price. The write-down of the plant asset was deferred as a regulatory asset.


                 Pending Sale of GPU International, Inc. (GPUI)
                 ----------------------------------------------

      In October 2000, GPU, Inc. agreed to sell GPUI to Aquila Energy Corporation, a subsidiary of UtiliCorp United, for $225 million. The sale includes GPUI's interests in its six domestic operating plants and a one-half interest in a 715 MW development stage project.

      GPU, Inc. expects to complete the sale, which is subject to certain federal and state regulatory approvals, by the end of the year. GPU expects to realize an after-tax gain on the sale of between $60 million and $80 million.


3.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      GPU's use of derivative instruments is intended primarily to manage the risk of interest rate, foreign currency and commodity price fluctuations. GPU does not intend to hold or issue derivative instruments for trading purposes.

Commodity Derivatives:
---------------------

      The GPU Energy companies use New York Mercantile Exchange (NYMEX) futures and Over-the-Counter (OTC) Options on forwards contracts to manage the risk of fluctuations in the market price of electricity and natural gas. These contracts qualify for hedge accounting treatment under current accounting rules since price movements of the commodity derivatives are highly correlated with the underlying hedged commodities and the transactions are designated as hedges at inception. Accordingly, under the deferral method of accounting, gains and losses related to commodity derivatives are recognized in Power purchased and interchanged in the Consolidated Statements of Income when the hedged transaction closes or if the commodity derivative is no longer sufficiently correlated. Prior to income or loss recognition, deferred gains and losses relating to these transactions are recorded in Current Assets or Current Liabilities in the Consolidated Balance Sheets.

Interest Rate Swap Agreements:
-----------------------------

      GPU Electric uses interest rate swap agreements to manage the risk of increases in variable interest rates. As of September 30, 2000, these agreements covered approximately $510 million of debt, and were scheduled to expire on various dates through June 2006. Differences between the amounts paid and received under interest rate swaps are recorded as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions. All of the agreements effectively convert variable rate debt to fixed rate debt. For the quarter ended September 30, 2000, the variable rate interest expense that would have been incurred had the swaps not been in place exceeded the fixed rate interest expense incurred in connection with the swap agreements by approximately $345 thousand.

      In April 2000, Penelec issued a total of $50 million of variable rate senior notes as unsecured medium-term notes. These variable rate securities were converted to fixed rate obligations through interest rate swap agreements.

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings (Avon). These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. As of September 30, 2000, these currency swap agreements covered (pound)527 million (US $779 million) of debt. Interest expense would have been (pound)9.8 million (US $14.5 million) as compared to (pound)9.9 million (US $14.6 million) for the quarter ended September 30, 2000 had these agreements not been in place.

Gain on Forward Foreign Exchange Contracts:
------------------------------------------

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

      Under the indexed swap agreement, Onondaga pays NIMO the market price of energy and capacity and NIMO pays Onondaga a contract price which is fixed for the first two years and then adjusted monthly, according to an indexing formula, for the remaining term. As of September 30, 2000, the unamortized balance of the swap contract was valued at $90.8 million, and was included in Other - Deferred Debits and Other Assets on the Consolidated Balance Sheets. This valuation was derived using the discounted estimated cash flows related to payments expected to be received by Onondaga.

        Effective September 29, 2000, Onondaga terminated its rights under the power put thereby terminating all agreements Onondaga had with NIMO to sell energy and capacity under the restructured power purchase agreement. As a result, in the third quarter 2000, a net pre-tax gain of $42.8 million was recorded in Other Income and Deductions on the Consolidated Statement of Income, as follows: the deferred gain of $86.7 million pre-tax related to the restructured power purchase agreement with NIMO was recognized in income; and the indexed swap agreement was marked to market and the associated deferred revenue was taken to income resulting in a pre-tax gain of $90.8 million. In addition, as a result of terminating the power put with NIMO and based on information supplied by an outside independent expert, management determined that the Onondaga plant would not operate on an economically profitable basis in the merchant generation market, and that the equipment would be technologically obsolete. As a result, an impairment test was performed under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," using the undiscounted cash flows of its operations, and it was determined that the plant was impaired. Management has written down the carrying value of the plant by $69.1 million pre-tax as of September 30, 2000. Also, as a result of the termination of Onondaga's rights under the power put, a review of firmly committed long-term executory gas transportation contracts was performed and determined to be out of market, which resulted in a charge to income of $65.6 million for out-of-market gas transportation costs. Management's analysis utilized gas and energy pricing supplied by an independent expert.


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



Business Segment Data (in thousands)
                                                                                            Income
                                                                    Interest              Before Extra-
                                                   Depreciation  Charges and  Income Tax  ordinary and                  Capital
                                        Operating     and          Preferred   Expense/   Non-recurring    Total      Expenditures
                                        Revenues   Amortization    Dividends (Benefit)(a)     Items       Assets(b) and Investments
                                        ---------  ------------  -----------  ----------  ------------ ------------  ---------------
For the nine months ended September 30, 2000
--------------------------------------------

Domestic Segments:
  Electric Utility
        Operations (GPU Energy)         $2,788,456   $  256,744   $  156,597   $136,585    $  208,339    $13,666,814  $  220,154
  Independ Power Prod
        (GPU International)                 61,769        7,077        1,357      4,533         7,113        338,333       4,975
  Electric Retail
        Energy Sales (GPU AR)               48,502        -             -        (1,078)       (2,196)        17,225          10
  Construction Services
        (MYR) (e)                          268,147        3,451        5,277      2,054           791        335,763       2,232
                                         ---------      -------      -------    -------       -------     ----------     -------
     Subtotal                            3,166,874      267,272      163,231    142,094       214,047     14,358,135     227,371
                                         ---------      -------      -------    -------       -------     ----------     -------

Foreign Segments:
  Electric/Gas Utility
        Operations: (GPU Electric)
   Electric Distribution
         - United Kingdom                  442,374       85,105      136,231     35,218        54,280      4,309,055     114,683
   Electric Distribution
         - Argentina                       134,870       13,096       19,640      7,834         2,805        613,343      32,270
   Electric Transmission
        - Australia (d)                     90,007       19,947       46,822    (10,921)        9,242        -             4,993
   Gas Transmission - Australia             45,929       10,534       32,410     (7,904)        5,391        869,173       2,573
  Independ Power Prod
        - S. America (GPU Power)            32,050        4,694        2,559      4,004         6,710        247,217         121
                                         ---------      -------      -------    -------       -------     ----------     -------
     Subtotal                              745,230      133,376      237,662     28,231        78,428      6,038,788     154,640
                                         ---------      -------      -------    -------       -------     ----------     -------

Corporate and Eliminations                      -         -            8,431       -          (16,430)       (63,837)        500
                                         ---------      -------      -------    -------       -------     ----------     -------

     Consolidated Total                 $3,912,104   $  400,648  $  409,324  $  170,325    $  276,045    $20,333,086  $  382,511
                                        ==========   ==========   ========== ==========    ==========    ===========  ==========

For the nine months ended September 30, 1999
--------------------------------------------

Domestic Segments:
  Electric Utility Operations
        (GPU Energy)                    $2,856,087   $  304,323   $  168,598    263,562    $  383,942    $13,224,051  $  212,436
  Independ Power Prod
        (GPU International)                 62,681        7,045          803      3,126         3,923        359,374       1,011
  Electric Retail Energy
        Sales (GPU AR)                      61,402          -            -       (3,627)       (6,783)        24,630         -
                                         ---------      -------      -------    -------       -------     ----------     -------
     Subtotal                            2,980,170      311,368      169,401    263,061       381,082     13,608,055     213,447
                                         ---------      -------      -------    -------       -------     ----------     -------

Foreign Segments:
  Electric/Gas Utility
        Operations: (GPU Electric)
   Electric Distribution -
        United Kingdom                     119,041       21,587       50,617      4,656        44,792(c)   4,687,476       4,018
   Electric Distribution -
        Argentina                           93,700        9,453       15,603        837         2,590        579,907      19,839
   Electric Transmission -
        Australia (d)                      144,678       32,348       77,994      3,728        (4,957)     1,824,309       5,199
   Gas Transmission -
        Australia                           19,373        3,744       16,719     (2,169)       (3,255)       795,527       3,392
  Independ Power Prod -
        S. America (GPU Power)              28,727        4,394        1,435      3,758         6,150        238,644      30,517
                                         ---------      -------      -------    -------       -------     ----------     -------
    Subtotal                              405,519       71,526      162,368     10,810        45,320      8,125,863      62,965
                                         ---------      -------      -------    -------       -------     ----------     -------

Corporate and Eliminations                     -            -          2,834        -         (10,336)       (36,086)        -
                                         ---------      -------      -------    -------       -------     ----------     -------

     Consolidated Total                 $3,385,689   $  382,894   $  334,603 $  273,871    $  416,066    $21,697,832  $  276,412
                                        ==========   ==========   ========== ==========    ==========    ===========  ==========

(a) Represents income taxes on income before extraordinary and non-recurring items.
(b)    The comparative 1999 Total Assets is as of December 31, 1999.
(c) Includes equity in net income of investee accounted for under the equity method of $74 million, for the period prior to the consolidation of GPU Power UK.
(d)    Represents GPU PowerNet, which was sold in June 2000.
(e)    MYR was acquired in April 2000.

5.    COMPREHENSIVE INCOME

      For the nine months ended September 30, 2000 and 1999, comprehensive income is summarized below.
                                                           (in thousands)
                                                             Nine months
                                                         Ended September 30,
                                                         -------------------
GPU, Inc. and Subsidiary Companies                         2000        1999
----------------------------------                         ----        -----

Net income                                             $  23,695    $ 385,528
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized loss on investments                  (11,785)      (5,291)
     Foreign currency translation                        (41,502)      23,375
                                                        --------     --------
       Total other comprehensive income/(loss)           (53,287)      18,084
                                                        --------     --------
Comprehensive income/(loss)                            $ (29,592)   $ 403,612
                                                        =========    ========

JCP&L
-----

Net income                                             $ 182,797    $ 150,745
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain on investments                      -            -
                                                        --------     --------
Comprehensive income                                   $ 182,797    $ 150,745
                                                        ========     =========

Met-Ed
------

Net income                                             $  31,369    $  93,596
                                                        --------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments           (21,233)       2,881
                                                        --------     --------
Comprehensive income                                   $  10,136    $  96,477
                                                        ========     ========

Penelec
-------

Net income                                             $  17,472    $ 107,950
                                                        --------     ---------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments           (10,609)       1,373
                                                        --------     --------
Comprehensive income                                   $   6,863    $ 109,323
                                                        ========     ========


      The net unrealized loss on investments, reflected above, for the nine months ended September 30, 2000, is due to the reclassification of previous unrealized gains totaling $31.8 million (Met-Ed $21.2 million; Penelec $10.6 million), from Accumulated other comprehensive income to Regulatory assets, net on the Consolidated Balance Sheets. See Nuclear Plant Retirement Costs section of Note 1, COMMITMENTS & CONTINGENCIES.

6.    COMPANY-OBLIGATED TRUST PREFERRED SECURITIES

      In 1999, Met-Ed Capital Trust, a wholly-owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities). Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

      In 1999, Penelec Capital Trust, a wholly-owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec
Partnership Preferred Securities). Each Penelec Trust Preferred Security represents a Penelec Partnership Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

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

               (27)  Financial Data Schedules

                     A - GPU, Inc. and Subsidiary Companies
                     B -  JCP&L
                     C -  Met-Ed
                     D -  Penelec

            (b) Reports on Form 8-K

                 GPU, Inc.:
                 ---------

                 Dated August 11, 2000, under Item 5 (Other Events) Dated October 6, 2000, under Item 5 (Other Events)

                 Jersey Central Power & Light Company:
                 ------------------------------------

                 Dated August 11, 2000, under Item 5 (Other Events)

                 Metropolitan Edison Company:
                 ---------------------------

                 Dated August 11, 2000, under Item 5 (Other Events)

                 Pennsylvania Electric Company:
                 -----------------------------

                 Dated August 11, 2000, under Item 5 (Other Events)

                                   Signatures
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.



November 9, 2000                 By:  /s/ B. L. Levy
                                    -----------------------------------
                                    B. L. Levy, Senior Vice President and
                                    Chief Financial Officer



November 9, 2000                 By:  /s/ P. E. Maricondo
                                    -----------------------------------
                                    P. E. Maricondo, Vice President
                                    and Comptroller
                                    (principal accounting officer)



                                    JERSEY CENTRAL POWER & LIGHT COMPANY
                                    METROPOLITAN EDISON COMPANY
                                    PENNSYLVANIA ELECTRIC COMPANY



November 9, 2000                 By:  /s/ M. J. Chesser
                                    -----------------------------------
                                    M. J. Chesser, President and
                                    Chief Executive Officer


November 9, 2000                 By:  /s/ M. P. O'Flynn
                                    -----------------------------------
                                    M. P. O'Flynn, Vice President- Finance
                                    and Rates & Comptroller
                                    (principal accounting officer)