Form 10-Q/A
period 2000-09-30
GPU INC /PA/
filed 2000-11-13
CIK 40779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               -------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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

GPU, Inc. and Subsidiary Companies



      GPU, Inc. hereby amends its quarterly report filed on Form 10-Q, for the period ending September 30, 2000, by amending Exhibit 12A thereof in its entirety and replacing it with the attached Exhibit 12A.

GPU, Inc. and Subsidiary Companies



                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GPU, INC.



November 13, 2000                By:  /s/ B. L. Levy
                                    -----------------------------------
                                    B. L. Levy, Senior Vice President
                                    and Chief Financial Officer



November 13, 2000                By:  /s/ P. E. Maricondo
                                    -----------------------------------
                                    P. E. Maricondo, Vice President
                                    and Comptroller