Form 10-K
period 2000-12-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2001-03-21
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the fiscal year ended December 31, 2000
                                      OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Registrant                  Title of each class            which registered
------------------------    -------------------        ----------------------

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
                            6 3/4% Series due 2025    New York Stock Exchange

                                                        Name of each exchange
Registrant                  Title of each class            which registered
------------------------    -------------------        ----------------------

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

      The aggregate market value of the registrants' voting stock held by non-affiliates based on the closing price of $31.65 on March 12, 2001 was:

      Registrant                                          Amount
      ------------------------------------            --------------
      GPU, Inc.                                       $3,781,962,280

      The number of shares outstanding of each of the registrants' classes of voting stock as of March 12, 2001 was as follows:
                                                                      Shares
Registrant                           Title                         Outstanding
------------------------------------ ----------------------------- -----------
GPU, Inc.                            Common Stock, $2.50 par value 119,493,279
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2001 Annual Meeting of Stockholders of GPU, Inc.
(Part III)
-----------------------------------------------------------------------------

      This combined Form 10-K is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                               TABLE OF CONTENTS
                               -----------------


                                                                      Page
                                                                     Number
                                                                     ------
Part I

    Item  1.    Business                                                 1
    Item  2.    Properties                                              28
    Item  3.    Legal Proceedings                                       30
    Item  4.    Submission of Matters to a Vote of Security Holders     30


Part II

    Item  5.    Market for Registrant's Common Equity and
                Related Stockholder Matters                             31
    Item  6.    Selected Financial Data                                 32
    Item  7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     32
    Item  7A.   Quantitative and Qualitative Disclosures about
                Market Risk                                             32
    Item  8.    Financial Statements and Supplementary Data             32
    Item  9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     32


Part III

    Item 10.    Directors and Executive Officers of the Registrant      33
    Item 11.    Executive Compensation                                  36
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                          43
    Item 13.    Certain Relationships and Related Transactions          44


Part IV

    Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     45


Signatures                                                              59

GPU, Inc. and Subsidiary Companies

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

      GPU, Inc., a Pennsylvania corporation, is a holding company registered under the Public Utility Holding Company Act of 1935 (1935 Act). GPU, Inc. does not directly operate any utility properties, but owns all the outstanding common stock of three domestic electric utilities serving customers in New Jersey -- Jersey Central Power & Light Company (JCP&L) -- and Pennsylvania -- Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy. JCP&L, Met-Ed and Penelec considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU
Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU Power, Inc. and its subsidiaries (GPU Power) develop, own and operate generation facilities in foreign countries. Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which sells electric energy at retail; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; GPU Service, Inc.
(GPUS), which provides legal, accounting, financial and other services to the GPU companies; GPU Diversified Holdings LLC; and GPU Nuclear, Inc. (GPUN). All of these companies considered together are referred to as "GPU."

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

      Financial information with respect to the business segments of GPU is provided in Note 13, Segment Information, of the Combined Notes to Consolidated Financial Statements.


                                SAFE HARBOR STATEMENT UNDER
                                ---------------------------
                    THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                    ----------------------------------------------------


      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, GPU, Inc., JCP&L, Met-Ed and Penelec (the GPU registrants) are hereby filing cautionary statements identifying important factors that could cause their actual results to differ materially from those projected in forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of the GPU registrants in this Form 10-K. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or

GPU, Inc. and Subsidiary Companies

future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely," "result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

      Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the GPU registrants and may cause actual results to differ materially from those contained in those forward-looking statements: the consummation of the proposed merger of GPU, Inc. with FirstEnergy Corp. (FirstEnergy); the effects of regulatory decisions, including any conditions imposed upon the proposed merger with FirstEnergy; changes in law and other governmental actions and initiatives; economic or weather conditions affecting future sales and margins; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; energy prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

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


                            SIGNIFICANT DEVELOPMENTS
                            ------------------------

Business Outlook
----------------

      In August 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy, an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent to which, any developments relate to general economic conditions. In testimony before the PaPUC, FirstEnergy stated that FirstEnergy will carefully review the PaPUC's action with respect to GPU's requested provider of last resort (PLR) relief (see Domestic Energy Supply section) on the financial condition of GPU to determine whether the

GPU, Inc. and Subsidiary Companies

consequences would have a "material adverse effect" on GPU or the combined company. The receipt of all necessary regulatory approvals is expected to take approximately nine to twelve months from the date of the merger agreement. There can be no assurance as to the outcome of these matters.

      As part of its plan to reduce ownership in non-core and under-performing assets, in June 2000 GPU completed the sale of GPU PowerNet, its Australian electric transmission company, to Singapore Power International for A$2.1 billion (US $1.26 billion). In addition, GPU completed the sale of GPU International, Inc., its domestic independent power production business, to Aquila Energy Corporation for $225 million in December 2000. GPU is retaining GPU GasNet, its Australian gas transmission business, pending improvement in local market conditions.

      In August 2000, GPU sold the second of its two operating nuclear generating stations, the Oyster Creek Nuclear Generating Station (Oyster Creek), to AmerGen Energy Company (AmerGen), for $10 million, thereby essentially exiting the generation business.

      During 2000, with the goal of improving customer service and service reliability, the GPU Energy companies committed to making additional investments in their transmission and distribution business. In addition, in 2000 the GPU Energy companies reorganized the structure of their operational divisions to enhance customer service throughout their service territory. In January 2001, the GPU Energy companies announced that they were offering Voluntary Enhanced Retirement Programs (VERP) to certain bargaining unit employees in Pennsylvania. Approximately 240 employees (Met-Ed 130 employees; Penelec 110 employees) are eligible for the VERP. If all of the eligible employees accept the offer, a pre-tax charge of approximately $23 million (Met-Ed $12 million; Penelec $11 million) would be recorded in 2001 earnings for the cost of pension and other postretirement benefits, exclusive of any severance benefits that would be paid to those employees.

      In October 1999, GPU also initiated a program of planned cost reductions of $100 million. A significant portion of these planned cost reductions were achieved in 2000, and the remaining reductions are scheduled to be implemented during 2001.

      In connection with GPU's strategy to pursue opportunities in non-regulated businesses related to its core utility infrastructure business, GPU completed the acquisition of MYR, a specialty construction company, for approximately $218 million in April 2000. MYR provides power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies. MYR also builds cellular towers for the wireless communications market.

      GPU also made investments in telecommunications-related businesses during the year. In March 2000, GPU announced its participation in America's Fiber Network LLC (AFN), of which GPU anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets. GPU anticipates investing cash, as well as existing and new fiber routes and electronic equipment, in AFN. As of December 31, 2000, GPU had invested $5.3 million in AFN through GPU Telcom.

GPU, Inc. and Subsidiary Companies

      GPU Telcom participated in the formation of Telergy Mid-Atlantic (TMA), a joint venture with Telergy, Inc. TMA provides telecommunications and marketing services for utilities' existing fiber networks. TMA's current market includes both New Jersey and Pennsylvania, with future expansions planned for contiguous regions currently served by the network of GPU Telcom. As of December 31, 2000, GPU Telcom had acquired $20 million of Telergy, Inc. convertible preferred securities.

Competitive Business Risks
--------------------------

      The GPU Energy companies expect that they will continue to serve customers in markets where there will be capped rates for varying periods and their ability to seek rate increases will be limited. In addition, as a result of Restructuring Orders issued by the NJBPU and PaPUC, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Because the GPU Energy companies have essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity in an environment where there are capped rates.

      In recent months, certain aspects of California's restructuring plan have created instability and price volatility in the electricity market, negatively affecting the California electric utilities. These utilities have defaulted on various contractual and financial obligations and have experienced rapid deterioration of their credit quality. Reaction of the financial markets, which did not anticipate the rapid deterioration of the California utilities' financial condition, has included a careful review of overall credit exposure to the electric utility industry. As a result, the amount of new financing capacity available to GPU may be less than it had previously been and renewal or refinancing of existing credit facilities will likely require GPU's acceptance of higher pricing and/or more restrictive terms and conditions. For additional information, see Financing Arrangements section.

      GPU has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and GPU Power. At December 31, 2000, GPU's investments in GPU Electric and GPU Power were $881 million and $139 million, respectively. As of that date, GPU had also guaranteed an additional $899 million and $21 million of GPU Electric and GPU Power outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

Restructuring Actions
---------------------

      With the transition to a competitive marketplace for generation service in New Jersey and Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

      In March 2001, the NJBPU issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which supersedes the Summary Order issued in May 1999. This Final Order provides for, among other things, the following:

GPU, Inc. and Subsidiary Companies

  -- a 5% rate reduction commencing August 1, 1999; additional reductions of 1% in 2000 and 2% in 2001; and an additional net 3% reduction in 2002 inclusive of a 5% rate refund from rates in effect as of April 30, 1997, partially offset by a 2% increase in the Market Transition Charge (MTC). The total rate reduction of 11% will remain in effect through July 2003, with JCP&L to file, by no later than August 1, 2002, its proposed level of all unbundled rate components as of August 1, 2003, for NJBPU consideration (in a proceeding in which all interested parties may participate), in order to establish the appropriate level of rates effective on and after August 1, 2003;

  -- the removal from regulation of the costs associated with providing electric generation service. JCP&L must provide basic generation service
      (BGS) through July 31, 2002 to retail customers who do not choose an alternative generation supplier, after which BGS will be bid out;

  --  the average shopping credits will range from 5.14 cents per KWH in 1999 to
      5.40 cents in 2003;

  -- the ability to recover stranded costs. However, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is received;

  -- the ability to securitize approximately $400 million of stranded costs associated with Oyster Creek;

  -- the establishment of a non-bypassable societal benefits charge to recover costs associated with nuclear plant decommissioning, demand-side management, manufactured gas plant remediation, universal service fund and consumer education;

  -- the NJBPU will conduct an annual review and assessment of the reasonableness and prudency of costs incurred by JCP&L in the procurement of energy and capacity needed to serve BGS load as well as of non-utility generation (NUG) and utility power purchase agreement stranded costs. JCP&L is permitted to defer for future collection from customers the amounts by which costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected in connection therewith through BGS rates. While the Summary Order specifically authorized JCP&L to securitize the deferred NUG costs, the Final Order provides that upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met, JCP&L will be permitted to securitize deferred balances to the extent permitted by the restructuring legislation; and

  -- the establishment of a non-bypassable MTC to recover, among other things, above-market costs associated with long-term NUG and utility power purchase agreements, any under-recovered deferred costs as of August 1, 1999 resulting from JCP&L's previous levelized energy adjustment clause and the amortization of Oyster Creek sunk costs, pending securitization.

GPU, Inc. and Subsidiary Companies

      In 1998, the PaPUC issued amended Restructuring Orders approving Settlement Agreements entered into by Met-Ed and Penelec which, among other things, provide for customer choice of electric generation supplier beginning January 1, 1999 and a one-year (1999) reduction in retail distribution rates for all consumers. The Orders also provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to Phase II proceedings following the completion of Met-Ed's and Penelec's generating asset divestitures, to make a final determination of the extent of that stranded cost recovery. In 2000, Met-Ed and Penelec submitted Phase II Reports to the PaPUC supporting their actual net divestiture proceeds and providing a reconciliation of stranded costs pursuant to the 1998 Restructuring Orders.

      On December 20, 2000, the PaPUC issued a Phase II Order which disallows $28 million (Met-Ed $16 million; Penelec $12 million) of the requested $304 million (Met-Ed $226 million; Penelec $78 million) of additional stranded costs above those amounts granted in the 1998 Orders. Met-Ed and Penelec had anticipated a disallowance of a portion of stranded costs, and established a $25 million (Met-Ed $19 million; Penelec $6 million) reserve in 1999. In addition, as a result of the Phase II Order, Met-Ed and Penelec recognized pre-tax income of $66 million (Met-Ed $45 million; Penelec $21 million) due primarily to pension curtailment gains associated with employees terminated as a result of the sale of generating facilities in 1999, and the reversal of certain liabilities and changes in estimates and assumptions related to Met-Ed's leasehold interest in the Merrill Creek Reservoir project. The Phase II Order also deferred a decision on Met-Ed's requested increase in rates, beginning in 2006, for recovery of Met-Ed's generation-related stranded costs. In addition, the Order requires Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items, of the Combined Notes to Consolidated Financial Statements.

Domestic Energy Supply
----------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all their fossil-fuel and hydroelectric generating stations, and in 2000, JCP&L sold Oyster Creek. (For additional information regarding the sales of the GPU Energy companies' generating facilities, see Note 6, Accounting for Extraordinary and Non-Recurring Items, of the Combined Notes to Consolidated Financial Statements.) As a result, the GPU Energy companies now have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases.

      JCP&L is required to provide BGS to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS service is to be bid out at BGS rates, which are pre-determined through July 31, 2003. The specific details of the BGS bidding process will be the subject of a future NJBPU proceeding. Under its Restructuring Order, JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing BGS to non-shopping customers exceed amounts currently reflected in its rates for BGS.

GPU, Inc. and Subsidiary Companies

      The PaPUC has approved a competitive bid process designed to assign PLR service to licensed generation suppliers, referred to as Competitive Default Service (CDS), for 20% of Met-Ed's and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003.

      In 2000, the absence of acceptable bids required Met-Ed and Penelec to supply 550 megawatts (MW) (Met-Ed 250 MW; Penelec 300 MW)of electric power more than they had planned. In addition, customers requiring approximately 600 MW (Met-Ed 240 MW; Penelec 360 MW) of power returned to Met-Ed and Penelec from their alternate suppliers for the peak Summer months. During that same period, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped generation rates. This situation resulted in GPU's Pennsylvania supply business recording a loss for 2000 of approximately $28 million (Met-Ed $14 million; Penelec $14 million) after-tax, or $0.22 per share.

      Under the terms of their restructuring settlements, Met-Ed and Penelec are required to seek alternative providers through a CDS bidding process for a portion of their customers again in 2001. Should the 2001 CDS bidding process be successful, then up to 40% of Met-Ed's and Penelec's customers would be served by third party energy providers starting on June 1, 2001. However, if the bidding process is not successful and wholesale energy prices remain high, and Met-Ed and Penelec are not granted state regulatory relief, the companies expect substantial earnings losses to continue, as well as a reduction of cash flow. Based on their current projection of returning customers to whom they must supply electricity under their PLR obligations, Met-Ed and Penelec presently estimate approximately 800 MW (Met-Ed 410 MW; Penelec 390 MW) of additional load will return to them by June 1, 2001. If this projection proves to be correct, Met-Ed and Penelec estimate that the cost of providing energy to Pennsylvania customers, including the returning 800 MW of load, could result in GPU's Pennsylvania supply business recording a loss for 2001 of approximately $120 million (Met-Ed $60 million; Penelec $60 million) after-tax, or $1 per share, based on the companies' current assessment of market energy prices. Met-Ed and Penelec also estimate that if all their shopping customers were to return by June 1, 2001, their supply business losses could be up to approximately $150 million (Met-Ed $80 million; Penelec $70 million) after-tax, or $1.25 per share.

      Given this situation, on November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of established generation rate caps. Various parties to the proceeding filed motions to dismiss the petition. On January 19, 2001, Met-Ed and Penelec made a further request that they be permitted to implement their proposed deferral mechanism pending the PaPUC's final action on their petition. On January 24, 2001, the PaPUC denied, without prejudice, the motions to dismiss Met-Ed's and Penelec's petition and recommended that the companies provide support for a rate cap exception based on the criteria in the Customer Choice and Competition Act. In addition, the PaPUC consolidated the petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule, which establishes a May 2001 date for a PaPUC order in both cases. In February 2001, Met-Ed and Penelec filed a supplement to their petition and supporting testimony which they believe establish that the PaPUC should grant them exceptions to their rate caps. In addition, Met-Ed and Penelec stated that as an alternative to the deferral mechanism they previously proposed, the circumstances would

GPU, Inc. and Subsidiary Companies

warrant an immediate increase in their present rate caps. There can be no assurance regarding the degree, if any, to which Met-Ed and Penelec may be able to recover their costs to supply electricity in excess of amounts currently reflected in their capped rates.

      The GPU Energy companies have 285 MW of generation capacity and related energy remaining to meet customer needs. The GPU Energy companies also have contracts with nonutility generators totaling 1,600 MW and agreements with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 1,740 MW in 2001 to 500 MW in May 2004. Based on the exercise of call options, the GPU Energy companies may take the energy associated with up to 150 MW of this capacity through May 2003. The GPU Energy companies have also purchased all of the capacity and energy from their previously owned TMI-1 and Oyster Creek (sold by JCP&L) stations through December 31, 2001 and March 31, 2003, respectively. In addition, the GPU Energy companies have the right to the capacity of Penelec's previously owned Homer City station (942 MW) through May 31, 2001 and the right to the capacity of several other generating stations they sold in 1999 (3,970 MW) through May 31, 2002. GPU Energy's remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years). Any residual needs will be purchased from the short-term market (one hour to one month).


                              INDUSTRY DEVELOPMENTS
                              ---------------------

      Electric utility customers have traditionally been served by vertically integrated regulated monopolies; however, for the past several years the electric utility industry has been moving away from a rate regulated environment based on cost recovery to some combination of a competitive marketplace and regulation. The enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA) facilitated the entry of competitors into the electric generation business. The Energy Policy Act of 1992 (EPAct) furthered competition among utilities and NUGs in the wholesale electric generation market, accelerating industry restructuring. The FERC has required utilities to provide open access and comparable transmission service to third parties, as well as to establish independent system operators. Pennsylvania and New Jersey have adopted comprehensive legislation providing for the restructuring of the electric utility industry, and implementing orders have been issued by the PaPUC and the NJBPU.


                            THE GPU ENERGY COMPANIES
                            ------------------------

      The electric generation and transmission facilities of the GPU Energy companies are physically interconnected and are operated as a single integrated and coordinated system serving a population of approximately five million in New Jersey and Pennsylvania. For the year 2000, the GPU Energy companies' revenues were about equally divided between Pennsylvania customers and New Jersey customers. During 2000, sales to customers by customer class were as follows:

GPU, Inc. and Subsidiary Companies

                 % Operating Revenues             % KWH Sales
               ----------------------------  --------------------------
               Total JCP&L   Met-Ed Penelec  Total JCP&L Met-Ed Penelec
               ----- -----   ------ -------  ----- ----- ------ -------
Residential      48    48      53     45      36    42     35      29
Commercial       35    38      30     32      35    40     30      33
Industrial       15    13      16     19      28    17     35      35
Other*            2     1       1      4       1     1      -       3
                ---   ---     ---    ---     ---   ---    ---     ---
                100   100     100    100     100   100    100     100
                ===   ===     ===    ===     ===   ===    ===     ===

* Rural electric cooperatives, municipalities, street and highway lighting, and others.

      Revenues of JCP&L, Met-Ed and Penelec derived from their largest single customers accounted for 1.4%, 0.4% and 1%, respectively, of their electric operating revenues for the year and their 25 largest customers, in the aggregate, accounted for approximately 9%, 5% and 7%, respectively, of such revenues. The GPU Energy companies also make interchange and spot market sales of electricity to other utilities.

      The area served by the GPU Energy companies extends from the Atlantic Ocean to Lake Erie, is generally comprised of small communities, rural and suburban areas and includes a wide diversity of industrial enterprises, as well as substantial farming areas. JCP&L provides retail service in northern, western and east central New Jersey, having an estimated population of approximately 2.7 million. Met-Ed provides retail electric service in all or portions of 14 counties, in the eastern and south central parts of Pennsylvania, having an estimated population of about 1.3 million. Penelec provides retail and wholesale electric service within a territory located in western, northern and south central Pennsylvania extending from the Maryland state line northerly to the New York state line, with a population of about 1.6 million, approximately 28% of which is concentrated in 23 cities and boroughs, all with populations over 5,000. Penelec currently provides wholesale service to the Allegheny Electric Cooperative, Inc., which serves 13 rural electric cooperatives in Pennsylvania and one in New Jersey, under an agreement which is to be terminated as of April 1, 2001, subject to FERC approval. Penelec, as lessee of the property of the Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and vicinity.

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

GPU, Inc. and Subsidiary Companies

                          INVESTMENTS IN FUCOS AND EWGS
                          -----------------------------

      GPU, Inc. has SEC authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of December 31, 2000. At December 31, 2000, GPU, Inc. has remaining authorization to finance approximately $680 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and GPU Power.


                                  GPU ELECTRIC
                                  ------------

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. In June 2000, GPU Electric sold its electric transmission business in Australia and, as a result, recorded a pre-tax loss in 2000 of $372 million ($276.6 million after-tax, or $2.28 per share), including a $94 million foreign currency loss. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Electric was $881 million. GPU, Inc. has also guaranteed up to an additional $899 million of outstanding GPU Electric obligations.

      GPU Power UK's primary business is the distribution of electricity in an area having an estimated population of approximately five million residents which includes Birmingham, parts of Staffordshire and the rural areas of Gloucestershire, Shropshire and Hereford and Worcester. Although historically industrial, the area's economy is less dominated by heavy manufacturing and has seen increased growth in the commercial sector. GPU Power UK also provides service connections for street lighting, traffic lights and other installations from its main networks.

      Through its subsidiary Midlands Power International Limited (MPI), GPU Power UK also has investments in operating generating facilities located internationally totaling 4,201 MW (of which GPU Electric's equity interest represents 1,119 MW) of capacity. At this time, MPI does not intend to invest in any new generation projects.

      GPU Power UK's non-regulated activities include electricity generation, electrical contracting, metering services and related businesses.

      GPU GasNet owns and maintains a high pressure gas transmission pipeline system, which serves a total consumption base of approximately 1.3 million residential customers and approximately 40,000 industrial and commercial users throughout Victoria. GPU GasNet's primary purpose is to transport gas from the Longford gas treatment plant in South East Victoria and from gas fields in the Southwest to the major load centers in Victoria.

      The transmission system consists of two networks - the Principal System and the smaller Western System which are connected by the Southwest pipeline. GPU GasNet's major assets are steel and other pipelines, compressors, regulating and injector stations, transfer meters and a liquefied natural gas storage facility. GPU GasNet has completed a number of construction projects to expand and augment its system, improve security of supply and take advantage of expected growth in gas consumption, including completion of a major interconnection between the Victorian and New South Wales transmission systems.

GPU, Inc. and Subsidiary Companies

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

      GPU Electric acquired Emdersa, an Argentine holding company, in March 1999. Emdersa's principal business operations consist of the distribution of electricity through its three operating companies, Edesa, Edelar and Edesal. These companies service approximately 335,000 customers in a 124,300 square mile area in the three north western provinces of San Luis, La Rioja and Salta. The customer base includes residential, commercial, industrial, public lighting and irrigation customers.

      Emdersa acquires electricity primarily from the Wholesale Electricity Market. Each of Emdersa's three operating companies distributes electricity to end users and operates on the basis of exclusive contracts to distribute electricity, which have been granted by the respective provincial governments. The operating companies' rates are embodied in and subject to specific tariff structures which are in effect for five years. The current tariff at La Rioja expired in June 2000 and the new tariff is under negotiation and anticipated to be agreed upon by the end of the first quarter 2001. The tariff at Salta expires in August 2001; and at Edesal in March 2003.


                                    GPU POWER
                                    ---------

      GPU Power has ownership interests in four operating generating facilities located in foreign countries totaling 1,229 MW (of which GPU Power's equity interest represents 424 MW) of capacity. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Power was $139 million. GPU, Inc. has also guaranteed up to an additional $21.3 million of GPU Power obligations.


                                   GPU TELCOM
                                   ----------

      GPU Telcom is a telecommunications infrastructure development and management company and wholesale telecommunications provider with operations primarily in the Mid-Atlantic region of the US. Its customers consist of telecommunications end-use service providers including: interexchange carriers; competitive local exchange carriers; competitive access providers and multiple system operators; commercial and industrial companies (private networks) and governmental agencies; cable television and telephone companies; and internet service providers. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Telcom was $67 million. See the Significant Developments section for additional information on GPU Telcom's recent business activities.

GPU, Inc. and Subsidiary Companies

                                    MYR GROUP
                                    ---------

      In April 2000, GPU, Inc. acquired MYR for approximately $218 million. MYR, a suburban Chicago-based infrastructure construction services company, provides a complete range of power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies across the US. MYR also builds cellular towers for the wireless communications market. At December 31, 2000, GPU, Inc.'s aggregate investment in MYR was $237 million.


                                CAPITAL PROGRAMS
                                ----------------

      GPU's capital spending for 2000 was $571 million and its estimated capital spending for 2001 is $667 million.

GPU Energy Companies
--------------------

      The GPU Energy companies' capital spending was $280 million (JCP&L $144 million; Met-Ed $59 million; Penelec $73 million; Other $4 million) in 2000, and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. In 2001, capital expenditures for the GPU Energy companies are estimated to be $371 million (JCP&L $184 million; Met-Ed $83 million; Penelec $97 million; Other $7 million), primarily for ongoing T&D system development. Management estimates that a substantial portion of the GPU Energy companies' 2001 capital spending will be supplied through internally generated funds.

GPU Electric
------------

      GPU Electric's capital spending of $213 million in 2000 was used primarily to make improvements to Emdersa's, GPU Power UK's, and (prior to its sale in June 2000) GPU PowerNet's T&D networks. For 2001, GPU Electric's capital expenditures are estimated to be $200 million, and management expects that a substantial portion of this capital spending will be supplied through internally generated funds.

GPU Telcom
----------

      GPU  Telcom's  capital  spending  was $66  million  in 2000,  and was used primarily to make investments in telecommunications infrastructure and businesses. In 2001, GPU Telcom's capital expenditures are estimated to be $90 million, and management expects that this will be supplied by capital contributions and internally generated funds.


                             FINANCING ARRANGEMENTS
                             ----------------------

      The California electricity market was deregulated in 1998. In recent months, certain aspects of that state's restructuring plan have created instability and price volatility in the electricity market, negatively affecting the California electric utilities. These utilities have defaulted on various contractual and financial obligations and have experienced rapid deterioration of their credit quality. Reaction of the financial markets, which did not anticipate the rapid deterioration of the California utilities' financial condition, has included a careful review of overall credit exposure to the electric utility industry.

GPU, Inc. and Subsidiary Companies

      Furthermore, Met-Ed's and Penelec's energy cost exposure related to their PLR obligation in Pennsylvania has negatively affected Met-Ed's and Penelec's earnings. Consequently, the amount of new financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been. While the GPU companies do not expect to require significant levels of new borrowings in 2001, certain existing credit facilities are due for renewal or refinancing during 2001. At December 31, 2000, these credit facilities include: $465 million available to GPU, Inc. and the GPU Energy companies under a $250 million revolving credit agreement and various committed bank lines of credit; $1 billion under GPU Capital, Inc.'s (GPU Capital) senior revolving credit agreement; $180 million under GPU Australia Holdings, Inc.'s (GPU Australia Holdings) senior revolving credit agreement; and $366 million under EI UK Holdings, Inc.'s (EI UK Holdings) two year term loan agreement.

      Renewal or refinancing of these facilities will likely require GPU's acceptance of higher pricing and/or more restrictive terms and conditions. If renewal or refinancing of the existing credit facilities is limited or cannot be achieved, GPU will be required to reduce capital spending and other discretionary cash uses, including the amount and timing of future common stock dividends. Moreover, the failure to obtain PLR relief will likely result in a further increase in capital costs, more restrictive terms and conditions and reduced access to capital markets.

      In addition, primarily as a result of these conditions (the companies' PLR exposure and the negative publicity surrounding the California utilities), in early 2001 Met-Ed and Penelec began experiencing difficulty in selling their commercial paper with maturities longer than overnight. Under normal circumstances, they issue commercial paper having maturities of up to 30 days or longer, if desired. As a result, Met-Ed and Penelec have temporarily withdrawn from the commercial paper market, and instead have resorted to borrowing against their various bank lines of credit.

      There can be no assurance as to the outcome of these matters.

GPU, Inc.
--------

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through December 31, 2000, 9.2 million shares of common stock, or approximately 8% of the outstanding shares, have been repurchased under the program, at an average price of $32.43 per share. No further repurchases of common stock are planned at this time.

      In December 2000, GPU, Inc. issued and sold $300 million of unsecured debentures, the net proceeds from which were used to repay debt at GPU, Inc., GPU Capital and GPU Electric.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $465 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec have commercial paper programs for up to $100 million, $150 million, $75 million and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one

GPU, Inc. and Subsidiary Companies

time.  JCP&L,   Met-Ed  and  Penelec  are  limited  by  their  charters  or  SEC authorization to $266 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time.

GPU Energy Companies
--------------------

      JCP&L, Met-Ed and Penelec have regulatory approval to issue senior notes through December 31, 2002 in the amounts of $300 million, $150 million and $157 million, respectively. JCP&L and Met-Ed intend to issue secured senior notes (collateralized by first mortgage bonds (FMBs) issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

      Expenditures for maturing long-term debt are expected to total $40 million (JCP&L) in 2001, and $130 million (JCP&L $50 million; Met-Ed $30 million; Penelec $50 million) in 2002. Current plans call for each of the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following their initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. In August 2000, Oyster Creek was sold to AmerGen, a joint venture of PECO Energy and British Energy. JCP&L has amended its petition to include securitization of the up-front decommissioning payment it has made under the Oyster Creek sale agreement.

      In 2000, Penelec issued four tranches, totaling $118 million, of variable and fixed rate senior notes. Two of these tranches, totaling $50 million of variable rate senior notes, were converted to fixed rate obligations through interest rate swap agreements.

      In 2000, JCP&L and Met-Ed redeemed $40 million and $50 million, respectively, of maturing FMBs; and Penelec redeemed $25 million of senior notes. Also in 2000, JCP&L redeemed $21.7 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

Met-Ed Capital Trust and Penelec Capital Trust
----------------------------------------------

      In 1999, Met-Ed Capital Trust, a wholly-owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and

GPU, Inc. and Subsidiary Companies

the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2000 in the aggregate amount of $7,350,000. Expenses of Met-Ed Trust for 2000 were approximately $17,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

      In 1999, Penelec Capital Trust, a wholly-owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2000 in the aggregate amount of $7,340,000. Expenses of Penelec Trust for 2000 were approximately $17,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

GPU Electric
------------

      In 2000, GPU GasNet refinanced A$451 million (US $250 million) of its A$747 million (two tranches totaling US $415 million) of bank debt utilizing A$250 million (US $139 million) of proceeds from a new commercial paper program; A$150 million (US $83 million) of proceeds from a new medium term note program; and A$51 million (US $28 million) of proceeds from the issuance of additional commercial paper by GPU Australia Holdings. At December 31, 2000, the following GPU GasNet debt was outstanding and included in Long-term debt on the Consolidated Balance Sheet: A$250 million (US $139 million) of commercial paper; A$211 million (US $117 million) of bank debt; and A$150 million (US $83 million) of medium term notes. In addition, GPU GasNet has established a A$750 million (US $417 million) revolving credit facility, which serves as backstop for the GPU GasNet commercial paper and medium term note programs. No borrowings were outstanding under this facility at December 31, 2000.

      GPU Capital has a $1 billion 364-day senior revolving credit agreement due in November 2001 supporting the issuance of commercial paper for its $1 billion commercial paper program, which has been established to fund GPU, Inc. and GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 2000, $633 million was outstanding under this commercial paper program and included in Notes payable on the Consolidated Balance Sheet. In early 2001, GPU Capital refinanced the majority of this outstanding commercial paper through its standby revolving credit agreement.

GPU, Inc. and Subsidiary Companies

      GPU Electric has a $150 million credit facility due in May 2002 to accommodate short term borrowing needs. The facility is guaranteed by GPU, Inc. and there were no outstanding borrowings as of December 31, 2000.

      GPU Australia Holdings has $180 million available under its senior revolving credit facility, which expires in November 2001. This facility is guaranteed by GPU, Inc. In 2000, GPU Australia Holdings borrowed $176 million under this facility, which is included in Notes payable on the Consolidated Balance Sheet at December 31, 2000, to repay all outstanding commercial paper.

      EI UK Holdings has a (pound)245 million (US $366 million) credit facility, a portion of which is guaranteed by GPU, Inc. At December 31, 2000, the entire amount of this facility was outstanding and included in Long-term debt on the Consolidated Balance Sheet.

      GPU Power UK maintains a (pound)150 million (US $224 million) revolving credit facility with six banks for working capital purposes, which expires at various dates through June 2005. At December 31, 2000, there was (pound)60 million (US $90 million) outstanding under this facility, which is included in Notes payable on the Consolidated Balance Sheet.

      In addition, GPU Power UK maintains an ongoing (pound)75 million (US $112 million) facility with a bank whereby it may borrow funds for working capital purposes. Outstanding borrowings are collateralized by portions of trade accounts receivable. At December 31, 2000, (pound)75 million (US $112 million) was outstanding under this facility, which is included in Notes payable on the Consolidated Balance Sheet.

      Expenditures for maturing long-term debt are expected to total $912 million in 2001 and $437 million in 2002.

GPU Power
---------

      In 2000, expenditures for maturing long-term debt were $7 million, and are expected to total $7 million in each of 2001 and 2002. Management anticipates meeting these obligations through internally generated funds.

MYR Group
---------

      MYR maintains a $50 million revolving credit facility, which expires in November 2003, of which up to $10 million is available for the issuance of standby letters of credit. As of December 31, 2000, $36 million was outstanding under this facility.


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

      JCP&L's and Met-Ed's FMB indentures require that, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding the issuance of additional FMBs, net earnings (before income taxes, with other income limited to 5% of operating income before income taxes) available for interest on FMBs shall have been at least twice the annual

GPU, Inc. and Subsidiary Companies

interest requirements on all FMBs to be outstanding immediately after such issuance. They also restrict the ratio of the principal amount of FMBs which may be issued to not more than 60% of available bondable value of property additions, but in general, permit JCP&L and Met-Ed to issue additional FMBs against a like principal amount of previously issued and retired FMBs.

      At December 31, 2000, JCP&L did not have bondable value of property additions available to issue any additional FMBs and Met-Ed had bondable value of property additions to permit the issuance of approximately $6 million principal amount of additional FMBs. However, JCP&L and Met-Ed can issue approximately $383 million and $160 million, respectively, of FMBs against previously issued and retired FMBs.

      Penelec issued $118 million of senior notes in 2000. It does not intend to issue any additional FMBs under its FMB indenture.

      In general, the FMB indentures permit the GPU Energy companies to direct the trustee to utilize cash on deposit to purchase callable or maturing bonds and to purchase bonds in the market at not more than 105% of their principal amount, plus accrued interest.

      Among other restrictions, JCP&L's charter provides that without the consent of the holders of two-thirds of the outstanding preferred stock, no additional shares of preferred stock may be issued unless, for a period of any twelve consecutive months out of the fifteen calendar months immediately preceding such issuance, the after-tax net earnings available for the payment of interest on indebtedness shall have been at least one and one-half times the aggregate of (a) the annual interest charges on indebtedness and (b) the annual dividend requirements on all shares of preferred stock to be outstanding immediately after such issuance. At December 31, 2000, these provisions would have permitted JCP&L to issue $1.4 billion stated value of cumulative preferred stock at an assumed 8% dividend rate.

      JCP&L's charter also provides that, without the consent of the holders of a majority of the total voting power of JCP&L's outstanding preferred stock, JCP&L may not issue or assume any securities representing short-term unsecured indebtedness, except to refund certain outstanding unsecured securities issued or assumed by JCP&L or to redeem all outstanding preferred stock, if immediately thereafter the total principal amount of all outstanding unsecured debt securities having an initial maturity of less than ten years (or within three years of maturity for all unsecured indebtedness having original maturities in excess of ten years) would exceed 10% of the aggregate of (a) the total principal amount of all outstanding secured indebtedness issued or assumed by JCP&L and (b) the capital and surplus of JCP&L. At December 31, 2000, these restrictions would have permitted JCP&L to have approximately $266 million of unsecured indebtedness outstanding.

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

GPU, Inc. and Subsidiary Companies

                                   REGULATION
                                   ----------

      As a registered holding company, GPU, Inc. is subject to regulation by the SEC under the 1935 Act. GPU is also subject to regulation under the 1935 Act with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, the entering into, and performance of, service, sales and construction contracts, and certain other matters. The SEC has determined that the electric facilities of the GPU Energy companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act also limits the extent to which GPU may engage in nonutility businesses or acquire additional utility businesses. Each of the GPU Energy companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in New Jersey by the NJBPU and in
Pennsylvania by the PaPUC. Additionally, Penelec, as lessee, operates the facilities serving the village of Waverly, New York. Penelec's retail rates for New York customers, as well as Penelec's New York operations and property, are subject to regulation by the New York Public Service Commission. With respect to wholesale rates, the transmission of electric energy, accounting, the construction and maintenance of hydroelectric projects and certain other matters, the GPU Energy companies are subject to regulation by the FERC under the Federal Power Act. The NRC regulates the ownership and operation of nuclear generating stations and other related matters. See Environmental Matters section for additional information.

      GPU Power UK's distribution operations are regulated under its Public Electricity Supply License (PES License). Accordingly, income generated by the distribution business is subject to a price cap regulatory framework, which provides for an allowed increase in revenue based on increases in the volume of electricity distributed. Under its PES License, GPU Power UK provides distribution services to virtually all electricity customers in its franchise area and, in addition, is obligated to offer electricity supply services to these customers. In June 1999, GPU Power UK sold its supply business to National Power and National Power assumed GPU Power UK's supply obligation under the PES License. An agency agreement with National Power serves as a backstop for the supply tariff GPU Power UK is allowed to charge its customers, since National Power has assumed any risks of the costs of supplying power exceeding the tariff rates.

      GPU Power UK's distribution rates are determined in accordance with a formula set by the Gas and Electricity Markets Authority, which is ordinarily reviewed every five years. The effect of the most recent review was implemented in April 2000 and the next review is scheduled for implementation in April 2005.

      GPU GasNet is presently regulated by the Australian Competition Control Commission according to a similar incentive-based regulatory mechanism. GPU GasNet's tariff order establishes an initial tariff and a CPI-X formula, which adjusts that tariff annually through December 31, 2002. The next regulatory review is scheduled for 2002, and will be effective for five years commencing January 1, 2003.

      Edesa, Edelar and Edesal operate under a specific tariff structure that may be revised by the provincial regulators every five years in accordance with the Regulatory Framework Law. In general, tariffs for electricity distribution in Argentina are set in accordance with a model that takes four factors into consideration: 1) the pass-through cost of electricity purchased,

GPU, Inc. and Subsidiary Companies

2) the cost of electricity losses, 3) distribution cost and 4) quality of service. The rate structure allows distribution companies to retain the benefit of operational efficiencies they are able to achieve until tariffs are reset.

      Empresa Guaracachi S.A., GPU Power's electric generation company in Bolivia, is subject to regulation under the Electricity Law of 1994. Twice each year, the Superintendency of Electricity recalculates the prices that Empresa Guaracachi S.A. and other electric generators may charge for capacity based upon an estimated cost of constructing a new generating unit. In addition, energy prices are recalculated semi-annually based upon a projected cost of generation, including fuel and non-fuel variable operation and maintenance costs.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million. In August 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and the GPU Energy companies have transferred $320 million and $430 million of TMI-1 and Oyster Creek decommissioning trust funds, respectively, to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%, respectively. JCP&L's net investment in TMI-2 as of December 31, 2000 was $55 million. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed's and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the GPU Energy companies had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, the GPU Energy companies are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million.

      In 1995, the US Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could

GPU, Inc. and Subsidiary Companies

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

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by GPU, Inc., the GPU Energy companies and the plaintiffs.

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

      Oral arguments on the plaintiffs' appeal were held in January, 2001. There can be no assurance as to the outcome of this litigation.

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

GPU, Inc. and Subsidiary Companies

      In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The retirement cost estimate under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $450 million for radiological decommissioning and $36 million for non-radiological removal costs (net of $12.6 million spent as of December 31, 2000)(in 2000 dollars).

      Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. Also, the cost estimate contained in this site-specific study is significantly greater than the decommissioning funding targets established by the NRC.

      The estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheet) as of December 31, 2000 is $515 million (JCP&L $129 million; Met-Ed $257 million; Penelec $129 million). This liability is based upon the 1995 site-specific study estimate (in 2000 dollars) discussed above and an estimate for remaining incremental monitored storage costs of $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of December 31, 2000, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $515 million liability as of December 31, 2000 is $127 million (JCP&L $15 million; Met-Ed $93 million; Penelec $19 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $374 million (JCP&L $115 million; Met-Ed $161 million; Penelec $98 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

      The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific study estimate. In addition, JCP&L is recovering a portion of its share of TMI-2 incremental monitored storage costs. The PaPUC
Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC; however, Penelec has recovered these costs through the divestiture of its generating assets. The 1996 Customer Choice Act also allows Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC for future recovery.

      As of December 31, 2000, the accident-related portion of TMI-2 radiological decommissioning costs is estimated to be $80 million (JCP&L $20 million; Met-Ed $40 million; Penelec $20 million), which is based on the 1995 site-specific study (in 2000 dollars). In connection with rate case resolutions, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts for their respective shares of the accident-related portion of the decommissioning liability in amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and were expensed in 1990, in the case of JCP&L, and in 1991 for Met-Ed and Penelec.

GPU, Inc. and Subsidiary Companies

      The GPU Energy companies intend to seek recovery for any increases in TMI-2 retirement costs, but recognize that recovery cannot be assured.

      The GPU Energy companies own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. In December 2000, based on new estimates to complete the decommissioning of the plant, the decommissioning liability was increased by $13 million, to $52 million (JCP&L $23 million; Met-Ed $17 million; Penelec $12 million) as of December 31, 2000. The GPU Energy companies do not believe this increase is probable of recovery, and have charged the entire amount to expense.


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

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

GPU, Inc. and Subsidiary Companies

      GPU records liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 2000, GPU has liabilities recorded on its balance sheets for environmental matters, as follows:

      Company                    Amount (in millions)
      -------                    --------------------

      JCP&L                            $56.6
      Met-Ed                             0.5
      Penelec                            7.9
      GPUN                               0.5
      GPU, Inc.                          3.5
                                        ----
         Total                         $69.0
                                        ====


      Nuclear:  Reference is made to the Nuclear Facilities section for
      -------
information regarding the TMI-2 accident, and its aftermath.

      The GPU Energy companies have provided for future contributions to the Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government. GPU's total liability at December 31, 2000 amounted to $22 million (JCP&L $14 million; Met-Ed $5 million; Penelec $3 million). JCP&L is recovering these costs from customers through its BGS and market transition charge rates, while Met-Ed and Penelec were denied recovery in the Phase II proceedings and wrote off their respective regulatory assets for DOE decontamination and decommissioning at December 31, 2000.

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

      At December 31, 2000, GPU has recorded a liability of $210 million (JCP&L $157 million; Met-Ed $35 million; Penelec $18 million) owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

      Air:  With  respect to air quality,  the  remaining  GPU-owned  generating
      ---
stations are subject to certain state environmental regulations of the New Jersey Department of Environmental Protection (NJDEP) and the Pennsylvania Department of Environmental Protection (PaDEP). The stations are also subject to certain federal environmental regulations of the Environmental Protection Agency
(EPA). One of the major sets of regulations that governs air quality is the Federal Clean Air Act of 1970.

GPU, Inc. and Subsidiary Companies

      Electromagnetic  Fields  (EMF): There  have  been  a  number  of  studies
      ------------------------------
regarding the possibility of adverse health effects from electric and power frequency magnetic fields that are found everywhere there is electricity. While some of the studies have indicated some association between exposure to magnetic fields and cancer, other studies have indicated no such association. The studies have not shown any causal relationship between exposure to magnetic fields and cancer, or any other adverse health effects. In 1996, the National Research Council of the National Academy of Sciences released a report which concluded that, "Based on a comprehensive evaluation of published studies relating to the effects of power-frequency electric and magnetic fields on cells, tissues and organisms (including humans), ... the current body of evidence does not show that exposure to these fields presents a human-health hazard. Specifically, no conclusive and consistent evidence shows that exposure to residential electric and magnetic fields produce cancer, adverse neurobehavioral effects, or reproductive and developmental effects." In June 1999, the National Institutes of Environmental Health Sciences issued a report on the health effects from exposure to power-line electric and magnetic fields. The report notes that EMF exposure would not be included as an agent "reasonably anticipated to be a human carcinogen," but recommends that inexpensive and safe reductions in field exposure levels should be encouraged, until stronger evidence provides that there is no link between exposures and health effects.

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

      Prior to 1953, the GPU Energy companies owned and operated MGP sites in New Jersey and Pennsylvania. Waste contamination associated with the operation and dismantlement of these MGP sites is, or may be, present both on-site and off-site. Claims have been asserted against the GPU Energy companies for the cost of investigation and remediation of these sites. The amount of such remediation costs and penalties may be significant and may not be covered by insurance. JCP&L has entered into agreements with the NJDEP for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 2000, JCP&L has spent approximately $44.5 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $50.2 million relating to expected future costs of these sites (as well as two other

GPU, Inc. and Subsidiary Companies

properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. Moreover, the cost to clean up these sites could be materially in excess of the $50.2 million due to significant uncertainties, including changes in acceptable remediation methods and technologies. In addition, federal and state law provides for payment by responsible parties for damage to natural resources.

      In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. As of December 31, 2000, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $51.6 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relating to these MGP sites, and has settled with all but one of those carriers.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred approximately $1.1 million of past response costs as of December 31, 2000. Chesapeake claims to have spent approximately $10 million in connection with remediation of the site. The EPA has more recently estimated the cost of ground water remediation to be on the order of $6 million. Consultants to Chesapeake have estimated the remaining remediation ground water costs to be approximately $12 million to $19 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. As of December 31, 2000, if the statutory maximum were applied, the total amount of penalties would be approximately $44 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

      The Federal Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendment and Reauthorization Act of 1986 authorize the EPA to issue orders compelling responsible parties to take cleanup action at any location that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Pennsylvania and New Jersey have

GPU, Inc. and Subsidiary Companies

enacted legislation giving similar authority to the PaDEP and the NJDEP, respectively. In addition, federal and state law provides for payment by responsible parties for damage to natural resources. Because of the nature of the GPU Energy companies' business, various by-products and substances are produced and/or handled that are classified as hazardous under one or more of these statutes. GPU generally provides for the treatment, disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain cleanup costs on the generators of the wastes. GPU has been formally notified by the EPA and state environmental authorities that it is among the potentially responsible parties
(PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at hazardous and/or toxic waste sites in the following number of instances (in some cases, more than one company is named for a given site):

     JCP&L     MET-ED     PENELEC    GPUN      GPU, INC.    TOTAL
     -----     ------     -------    ----      ---------    -----

       7         4           2         1           1         11

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of December 31, 2000, a liability of approximately $6 million (JCP&L $2.2 million; Met-Ed $0.6 million; Penelec $0.2 million; Other $3 million) was recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU company involved.

      In August 2000, Rochester Gas & Electric Corporation (RG&E) filed suit against GPU, Inc. in the US District Court for the Western District of New York for the reimbursement of $5.2 million of costs and damages it has allegedly incurred, and a declaratory judgement with respect to future costs and damages, in connection with two former MGP sites and a third property where wastes from one of those sites were allegedly deposited. All of the properties are located in Rochester, New York. According to the complaint, RG&E was an indirect subsidiary of AGECO from May 1929 until January 1946, and a subsidiary of GPU, Inc. from January 1946 until October 1949, when it was divested by order of the SEC under the 1935 Act. There can be no assurance as to the outcome of this matter.


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

GPU, Inc. and Subsidiary Companies

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

      Met-Ed and Penelec have the necessary franchise rights to furnish electric service in the various respective municipalities or territories in which each company now supplies such services. These electric franchise rights, which are generally nonexclusive rights, consist generally of (a) charter rights and (b) certificates of public convenience issued by the PaPUC and/or "grandfather rights." Such electric franchise rights are free from unduly burdensome restrictions and unlimited as to time, except in a few relatively minor cases and except as otherwise described below. The secondary franchise granted by the Borough of Boyertown to Met-Ed contains a provision that the Borough shall have the right at any time to purchase the electric system in the Borough at a valuation to be fixed by appraisers. Met-Ed holds a FERC license expiring in 2014 for the continued operation and maintenance of the York Haven hydroelectric project.


                               EMPLOYEE RELATIONS
                               ------------------

      GPU, Inc. and consolidated affiliates have approximately 14,100 employees worldwide, of whom 10,000 are employed in the US, 3,600 are in the United Kingdom (UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (4,880) and MYR (4,831), of which approximately 2,900 and 4,000, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 2,300 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. The JCP&L, Met-Ed and Penelec collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, May 1, 2003 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

GPU, Inc. and Subsidiary Companies

ITEM 2.  PROPERTIES.

GPU Energy Companies' Generating Stations
-----------------------------------------

      At December 31, 2000, the generating stations of the GPU Energy companies had an aggregate effective capability of 285,000 net kilowatts (KW), as follows:

  Name of            GPU Energy       Year of            Net KW
  Station             Company       Installation        (Summer)
  -------            ----------     ------------        --------

  GAS/OIL-FIRED
  COMBUSTION TURBINES:
  Forked River          JCP&L          1989              66,000

  HYDROELECTRIC:
  York Haven            Met-Ed       1905-1930           19,000

  PUMPED STORAGE:(a)
  Yards Creek           JCP&L          1965             200,000
                                                        -------
     TOTAL                                              285,000
                                                        =======

(a) Represents JCP&L's undivided interest in this station, which is a net user rather than a net producer of electric energy.

      Substantially all of the GPU Energy companies' properties are subject to the lien of their respective FMB indentures.

GPU Electric Generating Facilities
----------------------------------

      At December 31, 2000, GPU Electric had ownership interests in five operating natural gas-fired power production facilities located internationally, with an aggregate capability of 4,200,500 KW as follows:

 Name of                      Year of                          Ownership
Facility      Location     Installation       Total KW        Interest (KW)
--------      --------     ------------      ----------       -------------


Teesside         England      1993           1,875,000           498,800
Humber           England      1997-1999      1,261,500           237,200
Marmara          Turkey       1999             478,000           148,200
Uch              Pakistan     2000             586,000           234,400
                                             ---------         ---------
     Total                                   4,200,500         1,118,600
                                             =========         =========

GPU Power Generating Facilities
-------------------------------

      At December 31, 2000, GPU Power had ownership interests in four operating natural gas-fired cogeneration and other nonutility power production facilities located internationally, with an aggregate capability of 1,229,300 KW as follows:

GPU, Inc. and Subsidiary Companies

Name of                          Year of                        Ownership
Facility         Location     Installation    Total KW         Interest (KW)
--------         --------     ------------   ----------        -------------

Termobarran-
 quilla          Colombia     1972-98          890,000           254,500
Guaracachi       Bolivia      1975-99          287,700           143,900
Aranjuez         Bolivia      1974-94           36,900            18,500
Karachipampa     Bolivia      1982              14,700             7,400
                                             ---------           -------
      Total                                  1,229,300           424,300
                                             =========           =======

Transmission and Distribution System
------------------------------------

      At December 31, 2000, the GPU Energy companies owned the following transmission and distribution facilities:

                                     JCP&L      Met-Ed     Penelec      Total
                                  ----------  ---------- ----------   --------
Transmission and Distribution
  Substations                         302        247         471        1,020
                                      ===        ===         ===        =====

Aggregate Installed Transformer
  Capacity of Substations
    (in kilovoltamperes - KVA)    18,882,447   9,649,966 13,348,911 41,881,324
                                  ==========   ========= ========== ==========

Transmission System (estimate):
-------------------
                                     JCP&L      Met-Ed     Penelec      Total
                                  ----------  ---------- ----------   --------
Lines (In Circuit Miles):

      500 KV                              18         188        235        441
      345 KV                               -           -        149        149
      230 KV                             570         383        650      1,603
      138 KV                               -           3         11         14
      115 KV                             232         385      1,330      1,947
       69 KV, 46 KV and 34.5 KV        1,769         469        364      2,602
                                       -----       -----      -----      -----
          Total                        2,589       1,428      2,739      6,756
                                       =====       =====      =====      =====

Distribution System (estimate):
-------------------
                                     JCP&L      Met-Ed     Penelec      Total
                                  ----------  ---------- ----------   --------

Line Transformer Capacity (KVA)   10,348,078   6,176,550  7,031,077 23,555,705
                                  ==========   =========  ========= ==========

Pole Miles of Overhead Lines          16,080      12,613     22,656     51,349
                                      ======      ======     ======     ======

Trench Miles of Underground
  Cable                                7,311       2,287      2,013     11,611
                                       =====       =====      =====     ======

Foreign Utility Companies
-------------------------

Electric Transmission and Distribution:
--------------------------------------

      In addition, GPU Power UK, which provides service to 2.3 million customers in a 5,100 square mile area in England, owns a total of 37,000 miles of overhead and underground lines and has over 33,000 transformers mounted on poles and over 14,000 ground mounted transformers. Emdersa, which owns three electric distribution companies servicing three provinces in northwest Argentina with approximately 389,869 customers within 124,323 square miles, has over 7,364 transformers, and owns 12,745 miles of overhead and underground lines.

GPU, Inc. and Subsidiary Companies

Gas Transmission:
----------------

      GPU GasNet, a natural gas transmission business, encompasses 1,160 miles of pipeline consisting of two separate networks, the Principal System and the Western System, which supply all of the natural gas consumed in Victoria, Australia. The two networks service approximately 1.3 million residential customers and approximately 40,000 industrial and commercial customers throughout Victoria.


ITEM 3.  LEGAL PROCEEDINGS.

      Reference is made to Note 12, Commitments and Contingencies, of the Combined Notes to Consolidated Financial Statements contained in Item 8 for a description of certain pending legal proceedings involving GPU.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      A special meeting of GPU, Inc. shareholders was held on November 21, 2000. At that meeting, GPU, Inc. shareholders voted on a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 8, 2000, between GPU, Inc. and FirstEnergy Corp. (Merger Agreement). Under the terms of the Merger Agreement, each GPU, Inc. shareholder would have the opportunity, prior to the completion of the merger, to elect to receive for each share of GPU, Inc. common stock owned, either: (a) $36.50 in cash, without interest; or (b) shares of FirstEnergy Corp. common stock intended to provide GPU, Inc. shareholders with FirstEnergy Corp. shares having a value of $36.50, subject to adjustment. The exact exchange ratio would be determined by dividing $36.50 by the average of the closing sale prices for a share of FirstEnergy Corp. common stock over the 20-day trading period ending on the seventh trading day before the merger is completed. The exchange ratio will be fixed at 1.2318 if the average closing price of FirstEnergy Corp. shares over this period is equal to or greater than $29.6313, and at 1.5055 if the average closing price of FirstEnergy Corp. shares over this period is equal to or less than $24.2438. The elections of GPU, Inc. shareholders will be subject to proration if the result of those elections would cause more than 50% of the outstanding GPU, Inc. shares to be converted into either cash or FirstEnergy Corp. shares. GPU, Inc. shareholders voted 81,932,364 for the adoption of the Merger Agreement, and 1,425,969 against. The special meeting did not involve the election of any GPU, Inc. directors.

GPU, Inc. and Subsidiary Companies

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      All of JCP&L's, Met-Ed's and Penelec's outstanding common stock is owned by GPU, Inc. During 2000, JCP&L, Met-Ed and Penelec paid dividends on their common stock to GPU, Inc. in the following amounts: JCP&L $130 million, Met-Ed $25 million and Penelec $55 million.

      In general, the JCP&L, Met-Ed and Penelec FMB indentures restrict the payment of dividends or distributions on or with respect to their common stock to amounts credited to earned surplus since approximately the dates of the indentures. At such dates, the GPU Energy companies had balances in their earned surplus accounts (which would not be available for dividends or other distributions) as follows: JCP&L - $1.7 million; Met-Ed - $3.4 million; and Penelec - $10.1 million. Based on December 31, 2000 financial statements, JCP&L, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $793 million, $67 million and $33 million, respectively, net of amounts restricted under each companies' respective FMB indentures.

Stock Trading
-------------

      GPU, Inc. is listed as GPU on the New York Stock Exchange. On March 8, 2001, there were 32,832 registered holders of GPU, Inc. common stock.

Dividends
---------

      GPU, Inc. common stock dividend declaration dates are the first Thursdays of December, April, June and October. Dividend payment dates fall on the last Wednesday of February, May, August and November. Dividend declarations and quarterly stock price ranges for 2000 and 1999 are set forth below. See
Financing Arrangements section in Part I regarding the amount and timing of future common stock dividends.

                                  Common Stock
                                  ------------

    Dividends Declared                        Price Ranges*
-------------------------     -------------------------------------------------
                                              2000                 1999
            2000     1999     Quarter      High/Low              High/Low
           -----    -----     -------  ------------------    ------------------

April      $.545    $.53      First    $30 3/4   $23 7/16    $45        $37 1/4
June        .545     .53      Second    30 3/8    26 3/16     44 5/8     36 1/2
October     .545     .53      Third     32 3/4    26 3/8      42 9/16    32
December    .545     .53      Fourth    37 3/16   31 7/16     34 13/16   28 3/4

* Based on New York Stock Exchange Composite Transactions as reported in the Wall Street Journal.

Company-Obligated Trust Preferred Securities
--------------------------------------------

      In 1999, Met-Ed Capital Trust and Penelec Capital Trust issued $100 million each of Met-Ed Trust Preferred Securities and Penelec Trust Preferred Securities, respectively. The quarterly price ranges of these securities for 2000 and 1999 are as follows:

GPU, Inc. and Subsidiary Companies


                                              Price Ranges
---------------------------------------------------------------------------------------------------------
          Met-Ed Trust Preferred Securities (a)                  Penelec Trust Preferred Securities (b)
        ------------------------------------------               ----------------------------------------

                 2000                      1999                          2000                    1999
Quarter        High/Low                  High/Low                      High/Low                High/Low
-------   -------------------       -------------------          ------------------         ----------------


First      $21 13/16  $19 1/2       $   -        $   -           $21 1/4      $19           $   -      $   -
Second      21 15/16   19 3/4        24 5/8       23 1/8          22 13/16     20 1/8           -          -
Third       22 7/8     21 7/16       24 1/8       21 9/16         23 1/2       21 7/16       25 1/2      21 9/16
Fourth      24 7/8     22            22 13/16     19 1/8          24 3/4       21 7/8        22 5/8      19 1/4

(a) Began trading on the New York Stock Exchange on May 28, 1999.
(b) Began trading on the New York Stock Exchange on July 1, 1999.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See pages F-25 through F-27 for references to GPU, Inc.'s Quantitative and Qualitative Disclosures About Market Risk required by this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See pages F-1 and F-2 for references to each registrant's Financial Statements and Quarterly Financial Data (unaudited) required by this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

GPU, Inc. and Subsidiary Companies

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors
---------------------------

      Information regarding GPU, Inc.'s directors is incorporated by reference to the Board of Directors section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders. The current directors of JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:

                                                         Year First Elected
                                                         ------------------
Name                  Age         Position              JCP&L  Met-Ed  Penelec
----                  ---         --------              -----  ------  -------

JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer     (a)    60    Chairman of the Board      1996    1978    1994
M. J. Chesser   (b)    52    President and Chief        2000    2000    2000
                               Executive Officer
C. B. Snyder    (c)    55    Director                   1997    1997    1997

JCP&L only:
----------
G. E. Persson   (d)    68    Director                   1983
S. C. Van Ness  (e)    66    Director                   1983

(a) Mr. Hafer is Chairman, Chief Executive Officer and President of GPU, Inc. and GPUS (which he also serves as a director). He became President and Chief Operating Officer of GPU and GPUS in July 1996 and was elected to the additional positions of Chairman and Chief Executive Officer in May 1997. He is also Chairman of the Board, and a director of JCP&L, Met-Ed and Penelec (which do business as GPU Energy); Chairman of the Board and a director of GPUN and MYR; Chairman and a director of GPU Capital, Inc. (GPU Capital), GPU Electric, Inc. (GPU Electric), and Saxton Nuclear Experimental Corporation (Saxton); President, Chief Executive Officer, and a member of the Board of Managers of GPU Diversified Holdings, LLC (GPU Diversified Holdings); a director of GPU Power, Inc. (GPU Power), Avon Energy Partners Holdings (Avon), Midlands Electricity plc (Midlands) and GPU Telcom, all subsidiaries of GPU, Inc. Mr. Hafer, who has been associated with the GPU companies since 1962, served as President of Met-Ed from 1986 to 1996 and as President of Penelec from 1994 to 1996. Mr. Hafer is also a director of the U.S. Chamber of Commerce and Utilities Mutual Insurance Company, a director and past president of the Manufacturers Association of Berks County and a director and past Chairman of the Board of the Pennsylvania Electric Association. He is a director of the Reading Hospital and Medical Center, a trustee of the Caron Foundation and immediate past chairman and a member of the Board of Trustees of Drug-Free Pennsylvania.

(b) Mr. Chesser is also a director of GPUN, GPU Telcom, and Saxton. Prior to joining GPU in April 2000, Mr. Chesser was President and Chief Operating Officer of Atlantic Energy, Inc. since 1995.

GPU, Inc. and Subsidiary Companies

(c) Mrs. Snyder was elected Executive Vice President - Corporate Affairs of GPUS in 1998. She is also a director of GPUS, GPU Electric, MYR and Midlands; and a member of the Board of Managers of GPU Diversified
      Holdings. Previously, she served as Senior Vice President - Corporate Affairs of GPUS, Vice President - Public Affairs of JCP&L since 1996 and Vice President - Public Affairs of Met-Ed and Penelec since 1994.

(d) Mrs. Persson has served in the N.J. Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the N.J. Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

(e) Mr. Van Ness is Of Counsel in the firm of Hubert, Van Ness, Cayci and Goodell of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

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

Identification of Executive Officers
------------------------------------

      The current executive officers of GPU, Inc., JCP&L, Met-Ed and Penelec, their ages, positions held and business experience during the past five years are as follows:
                                                                   Year First
Name                    Age              Position                   Elected
----                    ---              --------                 ----------
GPU, Inc.:
---------
F. D. Hafer       (a)   60  Chairman, President and Chief             1996
                              Executive Officer
M. J. Chesser     (b)   52  President and Chief Executive             2000
                            Officer, JCP&L, Met-Ed and Penelec
I. H. Jolles      (c)   62  Senior Vice President and General         1990
                              Counsel
B. L. Levy        (d)   45  Senior Vice President and Chief           1998
                              Financial Officer
P. E. Maricondo   (e)   54  Vice President, Comptroller and           1998
                             Chief Accounting Officer
T. G. Howson      (f)   52  Vice President and Treasurer              1994
S. L. Guibord     (g)   52  Secretary                                 1999
C. B. Snyder      (h)   55  Executive Vice President -                1997
                              Corporate Affairs, GPUS

GPU, Inc. and Subsidiary Companies

                                                         Year First Elected
Name                  Age         Position              JCP&L  Met-Ed  Penelec
----                  ---         --------              -----  ------  -------
JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer     (a)    60    Chairman                    1996    1978   1994
M. J. Chesser   (b)    52    President and Chief         2000    2000   2000
                               Executive Officer
B. L. Levy      (d)    45    Vice President and          1998    1998   1998
                             Chief Financial Officer
T. G. Howson    (f)    52    Vice President              1994    1994   1994
                               and Treasurer
S. L. Guibord   (g)    52    Secretary                   1996    1996   1996
C. Brooks       (i)    51    Vice President              1997    1997   1997
M. J. Connolly  (j)    48    Vice President - Law        2000    2000   2000
R. P. Lantzy    (k)    51    Vice President - Generation 2000    2000    -
P. E. Maricondo(e)     54    Comptroller                 2001    2001   2001
C. A. Mascari   (l)    53    Vice President - Technical  1997    1997   1997
                               Services
M. B. Roche     (m)    49    Vice President - Customer   1999    2000   2000
                               & Regulatory Services
                               (Met-Ed and Penelec)
                               Sr. Vice President - New
                               Jersey Operations/Customer
                               Regulatory Services (JCP&L)
R. S. Zechman   (n)    57    Vice President              1996    1990   1994

(a)   See Note (a) on page 33.

(b)   See Note (b) on page 33.

(c) Mr. Jolles is also Executive Vice President, General Counsel and a director of GPUS, and a director of GPU Power, GPU Capital, GPU Electric, Avon and Midlands. He is also a director of Utilities Mutual Insurance Company.

(d) Mr. Levy is also Executive Vice President, Chief Financial Officer and a director of GPUS, and a director of GPU Power, GPU Capital, GPU Electric, Avon, Midlands and GPU Enertech Holdings, Inc. Mr. Levy is also President of GPU Capital. Prior to assuming his current position, Mr. Levy served as President, Chief Executive Officer and director of GPU International, Inc.
      (GPUI) since 1991.

(e) Mr. Maricondo was elected Comptroller and Chief Accounting Officer of GPUN in 2000. Mr. Maricondo is also Vice President, Comptroller and Chief Accounting Officer of GPU, Inc. and GPUS, and Vice President and Comptroller of GPU Capital. Prior to that he served as Vice President - Internal Auditing of GPUS since 1997 and as Vice President and Comptroller of GPUN from 1993.

(f) Mr. Howson is also Vice President and Treasurer of GPUN, GPU AR, and GPU Capital. He is Vice President of GPU Electric, and Treasurer of GPU Diversified Holdings and Saxton.

(g) Mr. Guibord served as Corporate Compliance Auditing Director of GPUS from 1994 to 1996. Mr. Guibord also serves as Secretary of GPUS, GPUN, GPU AR, GPU Capital, GPU Electric, GPU Power, GPU Diversified Holdings, GPU Enertech Holdings, Inc., GPU Telcom and Saxton.

GPU, Inc. and Subsidiary Companies

(h)   See Note (c) on page 34.

(i) Mr. Brooks previously served as Vice President - Collect and Disburse Money of GPU Generation, Inc. since 1996. Prior to that, he was Vice President - Materials and Services of GPUS since 1990.

(j) Mr. Connolly is also Vice President - Law of GPUS, GPUN and GPU AR. He previously served as Director of Legal Services of GPUS since 1993.

(k) Mr. Lantzy is also Northern New Jersey Regional President of JCP&L (effective December 22, 2000) and President of GPU Power. He previously served as President and Chief Executive Officer of GPUI since 1999 and Senior Vice President and Chief Operating Officer of GPUI and GPU Power since 1998. Prior to that he served as Director - Technical Services, GPU Generation, Inc. since 1995.

(l) Mr. Mascari previously served as Vice President - System Planning of GPUS since 1994.

(m) Mr. Roche is also a director of GPUN. Prior to assuming his current position, Mr. Roche served as Vice President - Oyster Creek since June 1995.

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


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item with respect to GPU, Inc. is incorporated by reference to the Executive Compensation section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders. The following table sets forth remuneration paid, as required by this Item, to the Chief Executive Officer and the four other most highly compensated executive officers of JCP&L, Met-Ed and Penelec for the year ended December 31, 2000.

      The managements of JCP&L, Met-Ed and Penelec were combined in a 1996 reorganization. Accordingly, the amounts shown below represent the aggregate remuneration paid to such executive officers by JCP&L, Met-Ed and Penelec during 2000, 1999 and 1998.

GPU, Inc. and Subsidiary Companies

Remuneration of Executive Officers
----------------------------------

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                           Long-Term Compensation
                                                                          --------------------------

                                      Annual Compensation                     Awards         Payouts
                               --------------------------------------         ------         -------
                                                              Other          Securities
Name and                                                     Annual          Underlying      LTIP          All Other
Principal                                                    Compens-         Options       Payouts         Compens-
Position               Year    Salary($)     Bonus($)       ation($)(1)      Granted(#)     ($)(2)          ation ($)
--------               ----    ---------     --------      -----------       ----------     --------       ----------

M. J. Chesser
President and Chief
Executive Officer       (3)       (3)          (3)            (3)               (3)            (3)             (3)

M. J. Connolly (4)     2000     185,385       25,000           -               6,500            -            15,319 (5)
Vice President - Law   1999     168,846      105,000           -               1,400            -             9,398
                       1998     150,000       35,000           -                 -              -             6,782

R. S. Zechman          2000     184,615          -             -               6,300         33,432          29,172 (6)
Vice President         1999     170,000      120,000           -               1,400         21,043          22,083
                       1998     170,000       60,000           538             4,850         18,669          17,623

C. A. Mascari          2000     170,000          -             -               5,500         33,784          36,875 (7)
Vice President -       1999     170,000      112,000           -               1,400         20,218          27,090
Technical Services     1998     170,000       50,000           -               4,850         21,002          20,762

C. Brooks              2000     170,000          -             -               5,200         33,960          22,943 (8)
Vice President         1999     170,000       90,000           460             1,400         20,424          19,041
                       1998     170,000       50,000           592             4,850         20,536          15,593


(1) Consists of earnings on "Long-Term Incentive Plan" ("LTIP") compensation paid in the year the award vests.

(2) Amounts reported in this column for the year 2000 represent each Named Executive Officer's 1995 performance-based restricted stock award that vested on June 4, 2000, at 90% of target, in accordance with the 1990 Stock Plan. The restricted units issued each year since 1995 under the 1990 Stock Plan have been performance based. For a discussion of how the 2000 performance percentages were determined, and for the 2000 restricted unit awards, see the Long-Term Incentive Plans - Awards in the Last Fiscal Year table (the "LTIP Table"). Dividends are earned on the aggregate restricted units awarded under the 1990 Stock Plan and reinvested in additional units.

      Amounts reported in this column for the years 1998 and 1999 consist of Performance Cash Incentive Awards paid on the 1993 and 1994 restricted unit awards, respectively, which vested under the 1990 Stock Plan. These amounts were designed to compensate recipients of restricted unit awards for the amount of federal and state income taxes that are payable upon vesting of such awards. There was no Performance Cash Incentive Award associated with the vesting of the restricted units awarded in 1995 that vested in 2000.

GPU, Inc. and Subsidiary Companies

      The aggregate number and value (based on the stock price per share at December 31, 2000) of unvested and deferred vested stock-equivalent restricted units (including reinvested dividend equivalents) which include the amounts shown on the LTIP table, at the end of 2000 were:

                         Aggregate Units     Aggregate Value
                         ---------------     ---------------

      M. J. Chesser        see note (3)         see note (3)
      M. J. Connolly          2,254             $ 82,975
      R. S. Zechman           8,125              299,102
      C. A. Mascari           9,313              342,835
      C. Brooks               7,572              278,744

(3) Information with respect to Mr. Chesser's compensation is included in the Executive Compensation section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

(4) Mr. Connolly was compensated by GPUS for his overall service on behalf of GPU and accordingly was not compensated directly by the other subsidiary companies for his services.

(5) Consists of GPU's matching contributions under the Savings Plan ($6,800), matching contributions under the non-qualified deferred compensation plan ($4,785), above-market interest accrued on the retirement portion of deferred compensation ($83), and earnings on LTIP compensation not paid in the current year ($3,651).

(6) Consists of GPU's matching contributions under the Savings Plan ($6,800), matching contributions under the non-qualified deferred compensation plan ($5,385), above-market interest accrued on the retirement portion of deferred compensation ($1,036), and earnings on LTIP compensation not paid in the current year ($15,951).

(7) Consists of GPU's matching contributions under the Savings Plan ($6,800), matching contributions under the non-qualified deferred compensation plan ($4,480), above-market interest accrued on the retirement portion of deferred compensation ($7,045), and earnings on LTIP compensation not paid in the current year ($18,550).

(8) Consists of GPU's matching contributions under the Savings Plan ($6,800), above-market interest accrued on the retirement portion of deferred compensation ($1,136), and earnings on LTIP compensation not paid in the current year ($15,007).

GPU, Inc. and Subsidiary Companies

Option Grants In Last Fiscal Year
---------------------------------

      The following table summarizes option grants made during 2000 to the executive officers named in the Summary Compensation Table. All of these options were granted with an exercise price equal to the fair market value of GPU stock on the date of grant.

                                              Individual Grants
                                              -----------------


                            Number of
                            Securities     % of Total
                            Underlying     Options
                            Options       Granted to
                    Grant   Granted(1)   Employees in      Base Price     Expiration    Grant Date
      Name          Date       (#)        Fiscal Year        ($/Sh)        Date       Present Value (2)
  -------------   --------  ----------   ------------      -----------  ----------    ----------------

  M. J. Chesser   (3)        (3)            (3)                 (3)          (3)             (3)

  M. J. Connolly  06/01/00   6,500          0.9%              $29.25      06/01/10       $29,900

  R. S. Zechman   06/01/00   6,300          0.9%               29.25      06/01/10        28,980

  C. A. Mascari   06/01/00   5,500          0.8%               29.25      06/01/10        25,300

  C. Brooks       06/01/00   5,200          0.7%               29.25      06/01/10        23,920


(1) Options become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These grants will fully vest upon termination of employment resulting from death or disability. Options may be exercised after retirement in accordance with the terms of the 2000 Stock Option Agreement. In the event of a change in control (which would include the Corporation's proposed merger with FirstEnergy) of GPU during the option term, all options will immediately become exercisable.

(2) Options are valued using a Black-Scholes option pricing model, a mathematical formula widely used to value options. The model as applied used the grant date and the exercise price shown on the table, and the fair market value of Common Stock on the grant date, which was the same as the exercise price. For the June 2000 grant, the model assumed (i) a risk-free rate of return of 6.38%, which approximates the yield on 10-year US Treasury zero coupon bonds on the grant date; (ii) a stock price volatility of 23.5%, based on the average historical volatility for the 36-month period ending on the grant date; (iii) an average dividend yield of 5.71%, based on the average yield for a 36-month period; (iv) the exercise of all options on the final day of their 10-year terms; and (v) 3% discount for risk of forfeiture prior to the options becoming exercisable. No discount from the theoretical value was taken to reflect the restrictions on the transfer of the options and the likelihood of the options being exercised in advance of the final day of their terms.

(3) Information with respect to Mr. Chesser's options is included in the Executive Compensation section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

GPU, Inc. and Subsidiary Companies

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Value
--------------------------------------------------------------------------------

      The following table summarizes the number and value of all unexercised options held by the executive officers named in the Summary Compensation Table. In 2000, no options were exercised by any Named Executive Officer.

                Number of Securities Underlying    Value of Unexercised
                      Unexercised Options at       In-the-Money Options
                      Fiscal Year-End (#)          at Fiscal Year-End ($)
                  --------------------------   --------------------------

Name              Exercisable  Unexercisable   Exercisable  Unexercisable
----              -----------  -------------   -----------  -------------

M. J. Chesser           (1)         (1)             (1)           (1)
M. J. Connolly           467       7,433             -          49,156
R. S. Zechman          3,700       8,850            606         47,947
C. A. Mascari          3,700       8,050            606         41,897
C. Brooks              3,700       7,750            606         39,628

(1) Information with respect to Mr. Chesser's options is included in the Executive Compensation section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

Long-Term Incentive Plans - Awards In Last Fiscal Year
------------------------------------------------------

      This table shows the LTIP awards made to the executive officers named in the Summary Compensation Table for the performance period January 1, 1999 through December 31, 2003.

                                   Performance     Estimated future payouts
                   Number of        or other        under non-stock price-
                    shares,       period until             based plans(1)
                                                ---------------------------
                   units or       maturation    Threshold   Target  Maximum
   Name        other rights        or payout       (#)        (#)      (#)
   ----        ------------   --------------    ---------   ------  -------

M. J. Chesser        (2)              (2)          (2)       (2)      (2)
M. J. Connolly      1,000       3 year vesting     500      1,000    2,000
R. S. Zechman       1,000       3 year vesting     500      1,000    2,000
C. A. Mascari         900       3 year vesting     450        900    1,800
C. Brooks             800       3 year vesting     400        800    1,600

(1) The restricted units awarded in 2000 under the 1990 Stock Plan provide for a performance adjustment to the aggregate number of units vesting for the recipient, including the accumulated reinvested dividend equivalents, based on the annualized GPU Total Shareholder Return (TSR) percentile ranking against all companies in the Standard & Poor's Electric Utility Index for the period between the award and vesting dates. With a 55th percentile ranking, the performance adjustment would be 100% as reflected in the "Target" column. In the event that the percentile ranking is below the 55th percentile, the performance adjustment would be reduced in steps reaching 0% below the 40th percentile. The minimum payout or "Threshold" begins at the 40th percentile, which results in a payout of 50% of target. A ranking below the 40th percentile would result in no award. Should the TSR percentile ranking exceed the 64th percentile, then the performance adjustment would be increased in steps reaching 200% at the 85th percentile as reflected in the "Maximum" column. Regular quarterly dividends are reinvested in additional units that are subject to the vesting restrictions of the award. Actual payouts, if any, under the Plan would

GPU, Inc. and Subsidiary Companies

      be based on the aggregate number of units awarded and the units accumulated through dividend reinvestment at the time the restrictions lapse.

(2) Information with respect to Mr. Chesser's long-term incentive plans is included in the Executive Compensation section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

      The following table illustrates the amount of aggregate annual pension from funded and unfunded sources resulting from employer contributions to the qualified trust and direct payments payable upon retirement in 2001 (computed on a single life annuity basis) to persons in specified compensation and years of service classifications:

GPU, Inc. and Subsidiary Companies

                ESTIMATED ANNUAL RETIREMENT BENEFITS (2) (3) (4)
                    BASED UPON CAREER AVERAGE COMPENSATION
                    --------------------------------------

                               (2001 Retirement)
    Career
    Average
    Compen-                          Years of Service
                  ----------------------------------------------------------
    sation(1)         15        20       25        30       35        40
    ---------     --------  -------- --------  -------- --------  ----------
    $ 50,000     $ 13,736  $18,315  $ 22,894 $ 27,473 $ 32,052  $ 36,399
     100,000       28,736   38,315    47,894   57,473   67,052    75,999
     150,000       43,736   58,315    72,894   87,473  102,052   115,599
     200,000       58,736   78,315    97,894  117,473  137,052   155,199

     250,000       73,736   98,315   122,894  147,473  172,052   194,799
     300,000       88,736  118,315   147,894  177,473  207,052   234,399
     350,000      103,736  138,315   172,894  207,473  242,052   273,999
     400,000      118,736  158,315   197,894  237,473  277,052   313,599

     450,000      133,736  178,315   222,894  267,473  312,052   353,199
     500,000      148,736  198,315   247,894  297,473  347,052   392,799
     550,000      163,736  218,315   272,894  327,473  382,052   432,399
     600,000      178,736  238,315   297,894  357,473  417,052   471,999

     650,000      193,736  258,315   322,894  387,473  452,052   511,599
     700,000      208,736  278,315   347,894  417,473  487,052   551,199
     750,000      223,736  298,315   372,894  447,473  522,052   590,799
     800,000      238,736  318,315   397,894  477,473  557,052   630,399

(1) Career Average Compensation is the average annual compensation received from January 1, 1984 to retirement and includes Salary and Bonus. The career average compensation amounts for the following Named Executive Officers differ by more than 10% from the three year average annual compensation set forth in the Summary Compensation Table and are as follows: Messrs. Connolly - $104,273; Zechman - $142,358; Mascari - $140,752; and Brooks - $134,515.

(2) Years of Creditable Service at December 31, 2000: Messrs. Chesser - 1 year; Connolly - 21 years; Zechman - 31 years; Mascari - 27 years; and Brooks - 27 years.

(3) Based on an assumed retirement at age 65 in 2001. To reduce the above amounts to reflect a retirement benefit assuming a continual annuity to a surviving spouse equal to 50% of the annuity payable at retirement, multiply the above benefits by 90%. The estimated annual benefits are not subject to any reduction for Social Security benefits or other offset amounts.

(4) Annual retirement benefits under the basic pension per the above table cannot exceed 55%, as defined in the pension plan, of the average compensation during the highest paid 36 calendar months. As of December 31, 2000, none of the Named Executive Officers exceed the 55% limit.

Remuneration of JCP&L Directors
-------------------------------

      Nonemployee directors receive an annual retainer of $15,000, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each Committee meeting attended.

GPU, Inc. and Subsidiary Companies

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item for GPU, Inc. is incorporated by reference to the Security Ownership section of GPU, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders.

      All of the outstanding shares of JCP&L (15,371,270), Met-Ed (859,500) and Penelec (5,290,596) common stock are owned beneficially and of record by their parent, GPU, Inc., 300 Madison Avenue, Morristown, NJ 07962.

      The following table sets forth, as of February 1, 2001, the beneficial ownership of equity securities (and stock-equivalent units) of each of the directors and each of the executive officers named in the Summary Compensation Table, and of all directors and executive officers of each of the respective GPU Energy companies as a group. The shares of Common Stock owned by all directors and executive officers as a group constitute less than 1% of the total shares outstanding.


                                                Amount and Nature of Beneficial Ownership
                                                      Shares(1)                Stock-Equivalent
                                                 ---------------------          ----------------
    Name               Title of Security         Direct       Indirect             Units(2)
    ----               -----------------         ------       --------             --------

JCP&L/Met-Ed/Penelec:
--------------------
F. D. Hafer             GPU Common Stock         13,345          166                48,709
M. J. Chesser           GPU Common Stock            -            -                   4,032
M. J. Connolly          GPU Common Stock            -            456                 2,254
R. S. Zechman           GPU Common Stock          1,914          -                   8,124
C. A. Mascari           GPU Common Stock            -              6                 9,313
C. Brooks               GPU Common Stock            805          -                   7,572
C. B. Snyder            GPU Common Stock          1,643          -                  10,262

JCP&L Only:
-----------
G. E. Persson           GPU Common Stock         None
S. C. Van Ness          GPU Common Stock         None

All Directors and
  Executive Officers
  as a Group            GPU Common Stock         47,861        1,999               154,557

(1) The number of shares owned and the nature of such ownership, not being within the knowledge of GPU, have been furnished by each individual.

(2) Restricted units, which do not have voting rights, represent rights (which are performance-based and subject to vesting) to receive shares of Common Stock under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries (the "1990 Stock Plan"). These amounts also include restricted units, which have vested under the 1990 Stock Plan, but which were deferred pursuant to that Plan by the following officers: Mr. Zechman
      - 740 units, Mr. Mascari - 2,150 units, and Mr. Brooks - 718 units. See Summary Compensation Table above.

GPU, Inc. and Subsidiary Companies

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      GPU and its subsidiaries have business arrangements with organizations with which certain GPU directors and certain owners of 5% or more of GPU stock are affiliated. These arrangements are conducted in the ordinary course of business, at arms-length, and on standard commercial terms and conditions.

GPU, Inc. and Subsidiary Companies

                                     PART IV
                                     -------

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

          3-B By-Laws of GPU, Inc. as amended May 6, 1999 - Incorporated by reference to Exhibit 3-B, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

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

          3-D By-Laws of JCP&L, as amended May 25, 1993 - Incorporated by reference to Exhibit 3-B, 1993 Annual Report on Form 10-K, SEC File No. 1-3141.

          3-E Restated Articles of Incorporation of Met-Ed, dated March 8, 1999 - Incorporated by reference to Exhibit 3-E, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

          3-F     By-Laws of Met-Ed as amended May 16, 2000.

          3-G Restated Articles of Incorporation of Penelec, dated March 8, 1999 - Incorporated by reference to Exhibit 3-G, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

          3-H     By-Laws of Penelec as amended May 16, 2000.

GPU, Inc. and Subsidiary Companies

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

GPU, Inc. and Subsidiary Companies

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

GPU, Inc. and Subsidiary Companies

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

GPU, Inc. and Subsidiary Companies

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

          4-A-44  Fifty-second  Supplemental  Indenture of JCP&L,  dated July 1,
                  1999  -   Incorporated   by  reference   to  Exhibit   4-B-44,
                  Registration No. 333-88783.

          4-A-45 Fifty-third Supplemental Indenture of JCP&L, dated November 1, 1999 - Incorporated by reference to Exhibit 4-A-45, 1999 Annual Report on Form 10-K, SEC File No. 1-3141.

          4-A-46 Subordinated Debenture Indenture of JCP&L, dated May 1, 1995 - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

          4-B Indenture of Met-Ed, dated November 1, 1944, between Met-Ed and United States Trust Company of New York, Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through May 1, 1960 - Incorporated by reference to Met-Ed's Instruments of Indebtedness Nos. 1 to 14 inclusive, and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

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

GPU, Inc. and Subsidiary Companies

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

GPU, Inc. and Subsidiary Companies

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

          4-B-34  Supplemental  Indenture  of  Met-Ed,  dated  July  15,  1995 -
                  Incorporated by reference to Exhibit 4-B-35, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

GPU, Inc. and Subsidiary Companies

          4-B-35  Supplemental  Indenture  of Met-Ed,  dated  August 15,  1996 -
                  Incorporated by reference to Exhibit 4-B-35, 1996 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-36  Supplemental   Indenture  of  Met-Ed,  dated  May  1,  1997  -
                  Incorporated by reference to Exhibit 4-B-36, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-37  Supplemental  Indenture  of  Met-Ed,  dated  July  1,  1999  -
                  Incorporated by reference to Exhibit 4-B-38, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

          4-B-38 Indenture between Met-Ed and United States Trust Company of New York, dated May 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9329.

          4-B-39 Senior Note Indenture between Met-Ed and United States Trust Company of New York, dated July 1, 1999 Incorporated by reference to Exhibit C-154 to GPU, Inc.'s Annual Report on Form U5S for the year 1999, SEC File No. 30-126.

          4-B-40 First Supplemental Indenture between Met-Ed and United States Trust Company of New York, dated August 1, 2000 - Incorporated by reference to Exhibit 4-A, June 30, 2000 Quarterly Report on Form 10-Q, SEC File No. 1-446.

          4-C Mortgage and Deed of Trust of Penelec, dated January 1, 1942, between Penelec and United States Trust Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1, 1960 - Incorporated by reference to Penelec's Instruments of Indebtedness Nos. 1-20, inclusive, filed as a part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

          4-C-1 Supplemental Indentures to Mortgage and Deed of Trust of Penelec, dated May 1, 1961 through December 1, 1977 - Incorporated by reference to Exhibit 2-D(1) to 2-D(19), Registration No. 2-61502.

          4-C-2 Supplemental Indenture of Penelec, dated June 1, 1978 - Incorporated by reference to Exhibit 4-A(2), Registration No. 33-49669.

          4-C-3 Supplemental Indenture of Penelec, dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(3), Registration No. 33-49669.

          4-C-4 Supplemental Indenture of Penelec, dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

          4-C-5 Supplemental Indenture of Penelec, dated December 1, 1985 - Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

GPU, Inc. and Subsidiary Companies

          4-C-6 Supplemental Indenture of Penelec, dated December 1, 1986 - Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

          4-C-7 Supplemental Indenture of Penelec, dated May 1, 1989 - Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.
          4-C-8 Supplemental Indenture of Penelec, dated December 1, 1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

          4-C-9 Supplemental Indenture of Penelec, dated March 1, 1992 - Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

          4-C-10 Supplemental Indenture of Penelec, dated June 1, 1993 - Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

          4-C-11 Supplemental Indenture of Penelec, dated November 1, 1995 - Incorporated by reference to Exhibit 4-C-11, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

          4-C-12 Supplemental Indenture of Penelec, dated August 15, 1996 - Incorporated by reference to Exhibit 4-C-12, 1996 Annual Report on Form 10-K, SEC File No. 1-3522.

          4-C-13 Senior Note Indenture between Penelec and United States Trust Company of New York, dated April 1, 1999 - Incorporated by reference to Exhibit 4-C-13, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

          4-C-14 Indenture between Penelec and United States Trust Company of New York, dated June 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9327.

          4-C-15 First Supplemental Indenture between Penelec and United States Trust Company of New York, dated August 1, 2000 - Incorporated by reference to Exhibit 4-B, June 30, 2000 Quarterly Report on Form 10-Q, SEC File No. 1-3522.

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

GPU, Inc. and Subsidiary Companies

          4-G     Payment and Guarantee Agreement of Met-Ed,  dated May 28, 1999
                  - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC No. 70-9329.

          4-H Amendment No. 1 to Payment and Guarantee Agreement of Met-Ed, dated November 23, 1999 - Incorporated by reference to Exhibit 4-H, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

          4-I     Payment and  Guarantee  Agreement  of Penelec,  dated June 16,
                  1999  -   Incorporated   by  reference   to  Exhibit   B-1(a),
                  Certificate Pursuant to Rule 24, SEC File No. 70-9327.

          4-J Amendment No. 1 to Payment and Guarantee Agreement of Penelec, dated November 23, 1999 - Incorporated by reference to Exhibit 4-J, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

          4-K Form of Rights Agreement between GPU, Inc. and ChaseMellon Shareholder Services, L.L.C. - Incorporated by reference to
                  Exhibit 4, June 30, 1998 Quarterly Report on Form 10-Q, SEC File No. 1-6047.

          4-L Indenture of GPU, Inc., dated as of December 1, 2000, between GPU, Inc. and United States Trust Company of New York.

          10-A GPU Companies Deferred Compensation Plan as amended through August 8, 2000.

          10-B Employee Incentive Compensation Plan of JCP&L, dated April 1, 1995 - Incorporated by reference to Exhibit 10-D, 1995 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-C Employee Incentive Compensation Plan of Met-Ed, dated April 1, 1995 - Incorporated by reference to Exhibit 10-E, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

          10-D Employee Incentive Compensation Plan of Penelec, dated April 1, 1995 - Incorporated by reference to Exhibit 10-F, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-E Incentive Compensation Plan for Elected Officers of JCP&L, dated February 6, 1997 - Incorporated by reference to Exhibit 10-G, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-F Incentive Compensation Plan for Elected Officers of Met-Ed, dated February 6, 1997 - Incorporated by reference to Exhibit 10-H, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          10-G Incentive Compensation Plan for Elected Officers of Penelec, dated February 6, 1997 - Incorporated by reference to Exhibit 10-I, 1997 Annual Report on Form 10-K, SEC File No. 1-3522.

GPU, Inc. and Subsidiary Companies

          10-H Deferred Remuneration Plan for Outside Directors of JCP&L, as amended and restated, effective August 8, 2000.

          10-I JCP&L Supplemental and Excess Benefits Plan, dated June 5, 1997 - Incorporated by reference to Exhibit 10-K, 1997 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-J Met-Ed Supplemental and Excess Benefits Plan, dated June 5, 1997 - Incorporated by reference to Exhibit 10-L, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

          10-K Penelec Supplemental and Excess Benefits Plan, dated June 5, 1997 - Incorporated by reference to Exhibit 10-M, 1997 Annual Report on Form 10-K, SEC File No. 1-3522.

          10-L Letter agreement dated August 8, 2000 relating to terms of employment and pension benefits for I.H. Jolles.

          10-M GPU, Inc. Restricted Stock Plan for Outside Directors as amended and restated as of August 8, 2000.

          10-N Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000.

          10-O Deferred Remuneration Plan for Outside Directors of GPU, Inc. as amended and restated effective August 8, 2000.

          10-P Form of 1998 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries - Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-Q Form of 1998 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries- Incorporated by reference to Exhibit 10-O, 1997 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-R Amended and Restated GPU System Companies Master Directors' Benefits Protection Trust effective June 1, 1999 - Incorporated by reference to Exhibit 10-T, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-S Amended and Restated GPU System Companies Master Executives' Benefits Protection Trust effective June 1, 1999 -Incorporated by reference to Exhibit 10-U, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-T GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through June 3, 1999 - Incorporated by reference to Exhibit 10-V, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-U Form of 1999 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries - Incorporated by reference to Exhibit 10-W, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

GPU, Inc. and Subsidiary Companies

          10-V Form of 1999 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries -Incorporated by reference to Exhibit 10-X, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-W Form of 2000 Stock Option Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-X Form of 2000 Performance Units Agreement under the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries.

          10-Y Deferred Stock Unit Plan for Outside Directors of GPU, Inc. as amended effective August 8, 2000.

          10-Z    Form of 2000 MYR Group Inc.  Performance Units Agreement under
                  the  1990  Stock  Plan  for   Employees   of  GPU,   Inc.  and
                  Subsidiaries.

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

          10-EE GPU Companies Supplemental Executive Retirement Plan, as amended through August 9, 2000.

          10-FF Oyster Creek Nuclear Generating Station Purchase and Sale Agreement by and among GPU Nuclear, Inc. and JCP&L, as sellers, and AmerGen Energy Company, LLC, as buyer, dated as of October 15, 1999 - Incorporated by reference to Exhibit 10-GG, 1999 Annual Report on Form 10-K, SEC File No. 1-3141.

          10-GG Agreement and Plan of Merger by and among GPU, Inc., MYR Group Inc. and GPX Acquisition Corp. - Incorporated by reference to Exhibit (c) (1) to GPU Inc.'s Schedule 14D-1 Tender Offer Statement, SEC File No. 1-6047.

          10-HH Letter Agreement with Charles M. Brennan III and Byron D. Nelson, dated December 21, 1999 - Incorporated by reference to exhibit (c) (2) to GPU, Inc.'s Schedule 14D-1 Tender Offer Statement, SEC File No. 1-6047.

GPU, Inc. and Subsidiary Companies

          10-II Forms of Estate Enhancement Program Agreements - Incorporated by reference to Exhibit 10-JJ, 1999 Annual Report on Form 10-K, SEC File No. 1-6047.

          10-JJ Severance Protection Agreement for Michael J. Chesser, dated April 17, 2000 - Incorporated by reference to Exhibit C-23, 1999 Annual Report of GPU, Inc. on Form U5S, SEC File No. 30-126.

          10-KK Supplemental Pension Agreement for Michael J. Chesser, dated April 17, 2000 - Incorporated by reference to Exhibit C-24, 1999 Annual Report of GPU, Inc. on Form U5S, SEC File No. 30-126.

          10-LL Agreement and Plan of Merger, dated August 8, 2000, between FirstEnergy Corp. and GPU, Inc. - Incorporated by reference to Exhibit (c)1, August 11, 2000 Current Report on Form 8-K, SEC File No. 1-6047.

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

          21      Subsidiaries of the Registrants

                  A - JCP&L
                  B - Met-Ed
                  C - Penelec

          23      Consent of Independent Accountants

                  A - GPU, Inc.
                  B - JCP&L
                  C - Met-Ed
                  D - Penelec

GPU, Inc. and Subsidiary Companies

(b)   Reports on Form 8-K:

          GPU, Inc.:
          ---------

               Dated January 22, 2001, under Item 5 (Other Events). Dated January 26, 2001, under Item 5 (Other Events). Dated March 7, 2001, under Item 7 (Financial Statements,
                 Pro Forma Financial Information and Exhibits).

          Metropolitan Edison Company:
          ---------------------------

               Dated January 22, 2001, under Item 5 (Other Events). Dated January 26, 2001, under Item 5 (Other Events).

          Pennsylvania Electric Company:
          -----------------------------

               Dated January 22, 2001, under Item 5 (Other Events). Dated January 26, 2001, under Item 5 (Other Events).

GPU, Inc. and Subsidiary Companies

                                         GPU, INC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GPU, INC.


Dated: March 21, 2001                  BY: /s/ F. D. Hafer
                                           ------------------------
                                            F. D. Hafer, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature and Title                                     Date
           -------------------                                ---------------

/s/ F. D. Hafer                                               March 21, 2001
----------------------------------------------
F. D. Hafer, Chairman (Chief Executive
Officer), President and Director

/s/ B. L. Levy                                                March 21, 2001
----------------------------------------------
B. L. Levy, Senior Vice President
(Chief Financial Officer)

/s/ P. E. Maricondo                                           March 21, 2001
----------------------------------------------
P. E. Maricondo, Vice President and
Comptroller (principal accounting officer)

/s/ T. B. Hagen                                               March 21, 2001
----------------------------------------------
T. B. Hagen, Director

/s/ J. M. Pietruski                                           March 21, 2001
---------------------------------------------
J. M. Pietruski, Director

/s/ R. N. Pokelwaldt                                          March 21, 2001
---------------------------------------------
R. N. Pokelwaldt, Director

/s/ C. A. Rein                                                March 21, 2001
----------------------------------------------
C. A. Rein, Director

/s/ B. S. Townsend                                            March 21, 2001
----------------------------------------------
B. S. Townsend, Director

/s/ C. A. H. Trost                                            March 21, 2001
----------------------------------------------
C. A. H. Trost, Director

/s/ K. L. Wolfe                                               March 21, 2001
----------------------------------------------
K. L. Wolfe, Director

/s/ P. K. Woolf                                               March 21, 2001
----------------------------------------------
P. K. Woolf, Director

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


                                       JERSEY CENTRAL POWER & LIGHT COMPANY


Dated: March 21, 2001                  BY: /s/ M. J. Chesser
                                           ------------------------
                                            M. J. Chesser, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature and Title                                     Date
           -------------------                                ---------------


/s/ F. D. Hafer                                               March 21, 2001
----------------------------------------------
F. D. Hafer, Chairman and Director


/s/ M. J. Chesser                                             March 21, 2001
----------------------------------------------
M. J. Chesser, President
(Chief Executive Officer) and Director


/s/ B. L. Levy                                                March 21, 2001
----------------------------------------------
B. L. Levy, Vice President
(Chief Financial Officer)


/s/ P. E. Maricondo                                           March 21, 2001
---------------------------------------------
P. E. Maricondo, Comptroller
(principal accounting officer)


/s/ C. B. Snyder                                              March 21, 2001
----------------------------------------------
C. B. Snyder, Director


/s/ G. E. Persson                                             March 21, 2001
----------------------------------------------
G. E. Persson, Director


/s/ S. C. Van Ness                                            March 21, 2001
----------------------------------------------
S. C. Van Ness, Director

Metropolitan Edison Company and Subsidiary Companies

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


                                       METROPOLITAN EDISON COMPANY


Dated: March 21, 2001                  BY: /s/ M. J. Chesser
                                           ------------------------
                                            M. J. Chesser, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature and Title                                     Date
           -------------------                                ---------------


/s/ F. D. Hafer                                               March 21, 2001
----------------------------------------------
F. D. Hafer, Chairman and Director


/s/ M. J. Chesser                                             March 21, 2001
---------------------------------------------
M. J. Chesser, President
(Chief Executive Officer) and Director


/s/ B. L. Levy                                                March 21, 2001
----------------------------------------------
B. L. Levy, Vice President
(Chief Financial Officer)


/s/ P. E. Maricondo                                           March 21, 2001
----------------------------------------------
P. E. Maricondo, Comptroller
(principal accounting officer)


/s/ C. B. Snyder                                              March 21, 2001
----------------------------------------------
C. B. Snyder, Director

Pennsylvania Electric Company and Subsidiary Companies

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


                                         PENNSYLVANIA ELECTRIC COMPANY


Dated: March 21, 2001                    BY: /s/ M. J. Chesser
                                             -----------------------
                                             M. J. Chesser, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature and Title                                     Date
           -------------------                                ---------------


/s/ F. D. Hafer                                               March 21, 2001
----------------------------------------------
F. D. Hafer, Chairman and Director


/s/ M. J. Chesser                                             March 21, 2001
----------------------------------------------
M. J. Chesser, President
(Chief Operating Officer) and Director


/s/ B. L. Levy                                                March 21, 2001
----------------------------------------------
B. L. Levy, Vice President
(Chief Financial Officer)


/s/ P. E. Maricondo                                           March 21, 2001
----------------------------------------------
P. E. Maricondo, Comptroller
(principal accounting officer)


/s/ C. B. Snyder                                              March 21, 2001
----------------------------------------------
C. B. Snyder, Director

                INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                    GPU, INC.
                                                                  Page

Supplementary Data
Selected Financial Data                                           F-3
Quarterly Financial Data                                          F-4

Combined Management's Discussion and Analysis of
   Financial Condition and Results of Operations                  F-5

Financial Statements
Report of Independent Accountants                                 F-42
Consolidated Balance Sheets as of December 31, 2000 and 1999 F-43 Consolidated Statements of Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-45
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-46
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 2000, 1999 and 1998                   F-46
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2000, 1999 and 1998                   F-47

Combined Notes to Consolidated Financial Statements               F-48

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
   Years 2000, 1999 and 1998                                      F-113


                      JERSEY CENTRAL POWER & LIGHT COMPANY

Supplementary Data
Selected Financial Data                                           F-114
Quarterly Financial Data                                          F-115

Financial Statements
Report of Independent Accountants                                 F-116
Consolidated Balance Sheets as of December 31, 2000 and 1999 F-117 Consolidated Statements of Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-119
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-120
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 2000, 1999 and 1998                   F-120
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2000, 1999 and 1998                   F-121

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
   Years 2000, 1999 and 1998                                      F-122

                     INDEX TO SUPPLEMENTARY DATA, FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                           METROPOLITAN EDISON COMPANY
                                                                  Page
Supplementary Data
Selected Financial Data                                           F-123
Quarterly Financial Data                                          F-124

Financial Statements
Report of Independent Accountants                                 F-125
Consolidated Balance Sheets as of December 31, 2000 and 1999 F-126 Consolidated Statements of Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-128
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-129
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 2000, 1999 and 1998                   F-129
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2000, 1999 and 1998                   F-130

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
   Years 2000, 1999 and 1998                                      F-131


                          PENNSYLVANIA ELECTRIC COMPANY

Supplementary Data
Selected Financial Data                                           F-132
Quarterly Financial Data                                          F-133

Financial Statements
Report of Independent Accountants                                 F-134
Consolidated Balance Sheets as of December 31, 2000 and 1999 F-135 Consolidated Statements of Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-137
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2000, 1999 and 1998                   F-138
Consolidated Statements of Retained Earnings for the
   Years Ended December 31, 2000, 1999 and 1998                   F-138
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2000, 1999 and 1998                   F-139

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the
   Years 2000, 1999 and 1998                                      F-140


Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or Notes thereto.




GPU, Inc. and Subsidiary Companies

SELECTED FINANCIAL DATA

For The Years Ended December 31,             2000(1)    1999(2)   1998(3)   1997(4)  1996(5)
----------------------------------------------------------------------------------------------


Common Stock Data

Earnings per common share before extraordinary item:
  Basic                                   $   1.92   $   3.66  $   3.03   $   2.78  $   2.48
  Diluted                                 $   1.92   $   3.66  $   3.03   $   2.77  $   2.47

Earnings per common share:
  Basic                                   $   1.92   $   3.66  $   2.83   $   2.78  $   2.48
  Diluted                                 $   1.92   $   3.66  $   2.83   $   2.77  $   2.47

Cash dividends paid per share             $  2.165   $  2.105  $  2.045   $  1.985  $  1.925

Book value per share                      $  27.81   $  28.45  $  27.01   $  25.59  $  25.21

Closing market price per share            $36 13/16  $ 29  3/4 $ 44 3/16  $ 42  1/8 $  33 5/8

Common shares outstanding (in thousands):
  Basic average                            121,161    125,368   127,093    120,722   120,513
  Diluted average                          121,259    125,570   127,312    121,002   120,751
  At year-end                              119,440    121,766   127,996    120,833   120,611

Market price to book value at year-end         132%       105%      164%       165%      133%

Price/earnings ratio                          19.2        8.1      15.6       15.2      13.6

Return on average common equity                6.9%      13.0%     10.7%      10.7%     9.8%

Financial Data (in millions)

Operating revenues                          $5,196     $4,757    $4,249     $4,143    $3,971

Other operation and maintenance expense      1,372      1,443     1,107        994     1,115

Income before extraordinary item               234        459       386        335       298

Net income                                     234        459       360        335       298

Net utility plant in service                 6,892      7,836     6,565      7,101     5,942

Total assets                                19,262     21,698    16,288     12,823    10,851

Long-term debt                               3,917      5,261     3,826      4,326     3,177

Long-term capital lease obligations              2          2         3          3         7

Subsidiary-obligated trust
  preferred securities                         200        200       -          -         -

Subsidiary-obligated mandatorily
  redeemable preferred securities              125        125       330        330       330

Cumulative preferred stock with
  mandatory redemption                          52         73        87         92       114

Capital expenditures and investments           571        461       468        470       462

Employees                                   14,100     10,830     8,957      9,346     9,345

(1) Results for 2000 include a non-recurring charge of $276.6 million (after-tax), or $2.28 per share, as a result of the sale of GPU PowerNet; a gain of $89.2 million (after-tax), or $0.73 per share, as a result of the sale of GPUI; a gain of $40.8 million (after-tax), or $0.34 per share, for the net impact of the PaPUC's Phase II Order on Met-Ed and Penelec; a net gain of $26.2 million (after-tax), or $0.22 per share, related primarily to a restructured power purchase agreement between a GPU independent power project and Niagara Mohawk; and a gain of $16.5 million (after-tax), or $0.13 per share, for the elimination of deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek nuclear generating plant.
(2) Results for 1999 include net gains of $36.1 million (after-tax), or $0.29 per share, as a result of the sales of substantially all the GPU Energy companies' electric generating stations as well as a gain on the sale of the GPU Power UK supply business of $6.8 million (after-tax), or $0.05 per share. Also in 1999, as a result of the NJBPU Restructuring Order, GPU recorded a non-recurring charge of $68 million (after-tax), or $0.54 per share.
(3) Results for 1998 include an extraordinary charge of $25.8 million (after-tax), or $0.20 per share, as a result of the PaPUC's Restructuring Orders on Met-Ed's and Penelec's restructuring plans. Also in 1998, as a result of the PaPUC Orders, GPU recorded a non-recurring charge of $40 million (after-tax), or $0.32 per share, related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.
(4) Results for 1997 reflect a non-recurring charge of $109.3 million, or $0.90 per share, for a windfall profits tax imposed on privatized utilities, including GPU Power UK, by the Government of the United Kingdom.
(5) Results for 1996 reflect a non-recurring charge of $74.5 million (after-tax), or $0.62 per share, for costs related to voluntary enhanced retirement programs.





GPU, Inc. and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First Quarter             Second Quarter
                                           -----------------------   -----------------------
in thousands, except
per share data                                2000          1999 (4)    2000 (1)     1999 (5)
---------------------------------------------------------------------------------------------

Operating revenues                         $1,176,444    $1,068,703  $1,280,374     $892,700
Operating income/(loss)                       340,312       298,633    (142,003)     132,027
Income before extraordinary item              130,998       190,719    (210,813)      47,262
Net income/(loss)                             130,998       190,719    (210,813)      47,262
Basic earnings/(loss) per share before
  extraordinary item                             1.08          1.49       (1.74)        0.39
Diluted earnings/(loss) per share before
  extraordinary item                             1.08          1.49       (1.74)        0.38
Basic earnings/(loss) per share                  1.08          1.49       (1.74)        0.39
Diluted earnings/(loss) per share                1.08          1.49       (1.74)        0.38


                                                Third Quarter             Fourth Quarter
                                           -----------------------   -----------------------
in thousands, except
per share data                                2000 (2)      1999        2000 (3)     1999 (6)
---------------------------------------------------------------------------------------------

Operating revenues                         $1,455,286    $1,424,286  $1,284,152   $1,371,435
Operating income                              192,162       376,970     394,176      201,200
Income before extraordinary item              103,510       147,547     209,843       73,486
Net income                                    103,510       147,547     209,843       73,486
Basic earnings per share before
  extraordinary item                             0.86          1.18        1.72         0.60
Diluted earnings per share before
  extraordinary item                             0.86          1.18        1.72         0.60
Basic earnings per share                         0.86          1.18        1.72         0.60
Diluted earnings per share                       0.86          1.18        1.72         0.60



(1) Results for the second quarter of 2000 include a reduction of $295 million after-tax, or $2.43 per share, for the loss on GPU Electric's sale of GPU PowerNet.
(2) Results for the third quarter of 2000 include a net gain of $26.2 million after-tax, or $0.22 per share, related primarily to a restructured power purchase agreement between a GPU independent power project and Niagara Mohawk; and an after-tax increase of $16.5 million, or $0.13 per share, for the elimination of deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek nuclear generating plant.
(3) Results for the fourth quarter of 2000 include an increase of $89.2 million after-tax, or $0.73 per share, as a result of the sale of GPUI; and an increase of $40.8 million, or $0.34 per share, for the net impact of the PaPUC's Phase II Order. In addition, during the fourth quarter 2000 there was a change in estimate of tax benefits associated with the second quarter sale of GPU PowerNet which reduced GPU's loss on the sale by $18.4 million, or $0.15 per share. The aggregate effect on earnings of other fourth quarter 2000 adjustments was a loss of approximately $17.6 million after-tax, or approximately $0.15 per share.
(4) Results for the first quarter of 1999 include an increase of $27.8 million after-tax, or $0.22 per share, for the gain on the sale of Penelec's Homer City Station, related to wholesale operations.
(5) Results for the second quarter of 1999 include a reduction of $68 million after-tax, or $0.54 per share, as a result of the NJBPU's Restructuring Order on JCP&L ; and an after-tax increase of $9.7 million, or $0.08 per share, for the gain on the sale of the GPU Power UK supply business.
(6) Results for the fourth quarter of 1999 include an increase of $8.3 million after-tax, or $0.07 per share, for the net gains on the sales of substantially all of GPU Energy's remaining generating assets; and, as a result of adjustments to the working capital estimate, a reduction of $2.9 million after-tax, or $0.03 per share, was taken against the previously recorded gain on the sale of the GPU Power UK supply business. The aggregate effect on earnings of other fourth quarter 1999 adjustments was a loss of approximately $23 million after-tax, or approximately $0.19 per share.

GPU, Inc. and Subsidiary Companies

                      COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ------------------------------------------------

      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU Power, Inc. and its subsidiaries (GPU Power) develop, own and operate generation facilities in foreign countries. Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies; GPU Diversified Holdings LLC; and GPU Nuclear, Inc. (GPUN). All of these companies considered together are referred to as "GPU."

      In 2000, GPU, Inc. sold GPU PowerNet, its Australian electric transmission company, to Singapore Power International. In addition, GPU, Inc. sold GPU International, Inc. (GPUI) to Aquila Energy Corporation. This sale included GPUI's interests in six domestic electric generating plants, and one development stage project. For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items, of the Combined Notes to Consolidated Financial Statements.


                           SAFE HARBOR STATEMENT UNDER
                           ---------------------------
                    THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                    ----------------------------------------------------

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, GPU, Inc., JCP&L, Met-Ed and Penelec (the GPU registrants) are hereby filing cautionary statements identifying important factors that could cause their actual results to differ materially from those projected in forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of the GPU registrants in this Form 10-K. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely," "result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

      Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the GPU registrants and may cause actual results to differ materially from those contained in

GPU, Inc. and Subsidiary Companies

those forward-looking statements: the consummation of the proposed merger of GPU, Inc. with FirstEnergy Corp.; the effects of regulatory decisions, including any conditions imposed upon the proposed merger with FirstEnergy Corp.; changes in law and other governmental actions and initiatives; economic or weather conditions affecting future sales and margins; the impact of deregulation and increased competition in the industry; industry restructuring; expected outcomes of legal proceedings; energy prices and availability; and uncertainties involved with foreign operations including political risks and foreign currency fluctuations.

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


                           GPU'S RESULTS OF OPERATIONS
                           ---------------------------


EARNINGS PER SHARE CONTRIBUTION:

                                                      Change (per share)
                                                  -----------------------
(on a diluted basis)      2000     1999  1998     2000 vs. 1999  1999 vs. 1998
                          ----     ----  ----     -------------  -------------
Operations:
  GPU Energy companies   $ 2.21  $ 3.51 $ 2.89       $(1.30)        $ 0.62
  GPU Electric             0.61    0.38   0.44         0.23          (0.06)
  GPU Power and GPUI       0.14    0.15   0.11        (0.01)          0.04
  GPU AR                  (0.01)  (0.04) (0.01)        0.03          (0.03)
  GPU Telcom              (0.02)     -    0.01        (0.02)         (0.01)
  MYR                      0.04      -      -          0.04             -
  GPU, Inc. (Corporate)   (0.19)  (0.14) (0.09)       (0.05)         (0.05)
                          -----   -----  -----        -----          -----
    Total operations       2.78    3.86   3.35        (1.08)          0.51
Non-recurring items:
  GPU Energy companies     0.47   (0.25) (0.52)        0.72           0.27
  GPU Electric            (2.28)   0.05     -         (2.33)          0.05
  GPUI                     0.22      -      -          0.22             -
  GPU, Inc.                0.73      -      -          0.73             -
                          -----   -----  -----        -----          -----
    Total                $ 1.92  $ 3.66 $ 2.83       $(1.74)        $ 0.83
                          =====   =====  =====        =====          =====

      GPU's 2000 earnings were $233.5 million, or $1.92 per share, compared with earnings of $459 million, or $3.66 per share, for 1999. Both periods reflect non-recurring items. GPU's return on average common equity was 6.9% in 2000, compared to 13% in 1999. Excluding the non-recurring items discussed below, return on average common equity for 2000 and 1999 would have been 9.6% and 13.7%, respectively.

      GPU's earnings for 2000 would have been $337.4 million, or $2.78 per share, if the following non-recurring items are excluded: the loss of $276.6 million after-tax, or $2.28 per share, on the sale of GPU PowerNet; the gain of $89.2 million after-tax, or $0.73 per share, on the sale of GPUI; the net increase in income of $40.8 million, or $0.34 per share, for the impact of the Pennsylvania Public Utility Commission's (PaPUC) Phase II Order; the net gain of $26.2 million after-tax, or $0.22 per share, primarily related to a restructured power supply agreement between a GPU independent power project

GPU, Inc. and Subsidiary Companies

and Niagara Mohawk Corporation (NIMO); and the gain of $16.5 million, or $0.13 per share, for the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek Nuclear Generating Station (Oyster Creek).

      Excluding the following non-recurring items, earnings for 1999 would have been $484.1 million, or $3.86 per share: the net gain of $36.1 million after-tax, or $0.29 per share, on the sales of the GPU Energy companies' generating facilities, related to Met-Ed's and Penelec's wholesale operations; the non-recurring charge of $68 million after-tax, or $0.54 per share, resulting from a Summary Restructuring Order (Summary Order) issued to JCP&L by the New Jersey Board of Public Utilities (NJBPU); and the gain on the sale of the GPU Power UK supply business of $6.8 million after-tax, or $0.05 per share.

      The $1.08 per share earnings decrease for 2000 versus 1999, excluding non-recurring items, was primarily due to the impact of electric utility restructuring in New Jersey and Pennsylvania; increased energy costs for Met-Ed and Penelec due to their need to purchase substantially all their energy requirements following the sales of their generating facilities in 1999, and the absence of deferred accounting treatment for these costs; and lower electric rates charged to customers in New Jersey. Partially offsetting the decrease was lower operation and maintenance (O&M) and depreciation expenses at the GPU Energy companies, and increased GPU Electric earnings primarily due to the acquisition of the remaining 50% ownership interest of GPU Power UK in July 1999.

      GPU's 1998 earnings of $360.1 million, or $2.83 per share included a non-recurring charge of $65.8 million after-tax, or $0.52 per share, as a result of the PaPUC's Restructuring Orders. Excluding the impact of this non-recurring item, GPU's 1998 earnings would have been $425.9 million, or $3.35 per share.

      The $0.51 per share earnings increase for 1999 versus 1998, excluding non-recurring items, was due to increased earnings from the GPU Energy companies primarily as a result of higher sales to other utilities, lower O&M expenses and lower depreciation expenses. Also contributing to the increase was higher profits from operations at GPU Power UK. Partially offsetting these increases were lower generation sales to customers by the GPU Energy companies as a result of some customers choosing alternate suppliers; and the absence of gains realized in 1998 on the sale of GPU Electric's interest in Solaris Power and the sale of AllGas Energy stock.

OPERATING REVENUES:
-------------------

      Operating revenues increased $439.1 million to $5.2 billion in 2000, and increased $508.3 million to $4.8 billion in 1999. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                              Change (in millions)
                                     --------------------------------------
                                       2000 vs. 1999        1999 vs. 1998
                                       -------------        -------------
GPU Energy companies:
  Kilowatt-hour (KWH) revenues            $(382.4)            $(570.8)
  Energy and restructuring-related
    revenues (NJ)                           242.0               220.2
  Obligation to refund revenues             115.0               (58.6)
  Competitive transition charge
    (CTC) revenues (PA)                       0.5               138.7
  Other revenues                             (7.3)               12.7
                                            -----              ------
    Total GPU Energy companies              (32.2)             (257.8)
GPU Electric                                 58.0               683.5
GPU Power and GPUI                           (4.3)               18.6
GPU AR                                      (24.3)               73.7
GPU Telcom                                    4.2                (9.7)
MYR                                         437.7                  -
                                           ------              ------
    Total increase                        $ 439.1             $ 508.3
                                           ======              ======

GPU Energy companies

Kilowatt-hour revenues
----------------------

2000 vs. 1999
      The decrease was due to lower sales to other utilities in 2000 of approximately $50 million, as a result of GPU Energy having additional power available in 1999 due to the delay in the divestiture of its generating assets; and lower rates charged to JCP&L's customers and an increase in the number of customers choosing alternate electricity suppliers in New Jersey, resulting in a decrease in revenues of approximately $132 million. In addition, certain JCP&L revenues related to stranded cost recovery of approximately $212 million, that were previously included in KWH revenues, are now included in energy and restructuring-related revenues, effective August 1, 1999.

1999 vs. 1998
      The decrease was primarily due to lower generation-related revenues of approximately $430 million as a result of some Pennsylvania customers choosing other electricity suppliers, and a decrease of approximately $325 million in nonutility generation (NUG) revenues for Met-Ed and Penelec (which did not have an impact on earnings since NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases were increased sales to other utilities of approximately $160 million, the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position in 1999) which reduced JCP&L's 1998 revenues, and higher weather-related sales.

Energy and restructuring-related revenues (JCP&L only)
------------------------------------------------------

2000 vs. 1999
      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase was primarily due to the inclusion of certain revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In addition, JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues of approximately $25 million in 1999, partially offsetting the increase in the current year.

GPU, Inc. and Subsidiary Companies

1999 vs. 1998
      The increase was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey.

Obligation to refund revenues
-----------------------------

2000 vs. 1999
      The increase was due to the absence this year of a reduction in operating revenues of $115 million, recorded in 1999, as a result of the NJBPU's Summary Order issued to JCP&L. The Summary Order requires JCP&L to refund customers 5% from rates in effect as of April 30, 1997.

1999 vs. 1998
      The decrease was primarily due to the NJBPU's Summary Order discussed above. Partially offsetting the effect of the decrease was the absence of rate reductions from operating revenues of $56.4 million, recorded in 1998, as a result of PaPUC Restructuring Orders for Met-Ed and Penelec.

Competitive transition charge (CTC) revenues (Met-Ed and Penelec only)
----------------------------------------------------------------------

2000 vs. 1999 / 1999 vs. 1998
      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's and Penelec's final Restructuring Orders effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

2000 vs. 1999
      The decrease was due to decreased transmission revenues as a result of less load served by alternative suppliers in Pennsylvania.

1999 vs. 1998
      The increase was due primarily to increased transmission revenues at Met-Ed and Penelec as a result of customer shopping in Pennsylvania.

GPU Electric

2000 vs. 1999
      The increase in revenues was primarily due to the inclusion of a full year of revenues from: GPU Power UK (GPU acquired the remaining 50% ownership interest in July 1999), approximately $90 million; Emdersa (acquired in March
1999), approximately $45 million; and GPU GasNet (acquired in June 1999), approximately $25 million. Offsetting these increases was a reduction in revenues at GPU PowerNet due to its sale in June 2000.

1999 vs. 1998
      The increase in revenues was primarily due to the inclusion of revenues from GPU Power UK, following the acquisition of the remaining 50% ownership interest in 1999, approximately $505 million; and the inclusion of Emdersa, approximately $135 million, and GPU GasNet, approximately $30 million, following their acquisitions in 1999.

GPU Power and GPUI

1999 vs. 1998
      The increase was primarily due to an increase in energy and capacity revenues at Empresa Guaracachi, GPU's 50% owned subsidiary in Bolivia, $2.4

GPU, Inc. and Subsidiary Companies

million, and the full year effect of consolidating Onondaga Cogen, L.P. (Onondaga), $11 million.

GPU AR

2000 vs. 1999
      The decrease was due to GPU AR having fewer customers as compared to last year.

1999 vs. 1998
      The increase was primarily due to an increase in electricity sales to customers who chose GPU AR as their electric energy supplier as part of retail customer choice in Pennsylvania.

MYR

2000 vs. 1999

      The increase was due to the inclusion of revenues from MYR following its acquisition by GPU, Inc. in the second quarter 2000.

OPERATING INCOME:
-----------------

      Operating income decreased $224.2 million to $784.6 million in 2000, and increased $112.8 million to $1.01 billion in 1999. The components of the changes are as follows:

                                              Change (in millions)
                                     --------------------------------------
                                       2000 vs. 1999        1999 vs. 1998
                                       -------------        -------------

GPU Energy companies                      $ (89.4)             $(26.8)
GPU Electric                               (276.5)              143.9
GPU Power and GPUI                           (1.4)               11.5
GPU AR                                        3.7                (3.6)
GPU Telcom                                   (1.7)               (3.4)
MYR                                          17.6                  -
GPU, Inc.                                   123.5                (8.8)
                                           ------               -----
    Total increase/(decrease)             $(224.2)             $112.8
                                           ======               =====

GPU Energy companies

2000 vs. 1999
      The decrease was primarily due to lower revenues as discussed above (see Operating Revenues section for additional information) and higher energy costs for Met-Ed and Penelec due to increased electricity purchases (approximately $343 million) following the sale of their generating assets. JCP&L defers for future collection its energy costs in excess of amounts in rates. Also contributing to the decrease was higher bad debt expenses in 2000, approximately $40 million; and a charge of $13 million in 2000 for increased costs associated with decommissioning the Saxton Nuclear Experimental facility. Partially offsetting this decrease was: lower 2000 O&M expenses resulting from a non-recurring credit to expense of $66.1 million due to the impact of the PaPUC's Phase II Order received by Met-Ed and Penelec (for additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items, of the Combined Notes to Consolidated Financial Statements); a reduction in expense of approximately $14 million for the receipt of additional cash distributions in 2000, compared to 1999, related to Oyster Creek property insurance; a reduction in operating expenses associated with the operation of generating stations due to the sale of essentially all GPU Energy's generating assets in 1999 (this was more than

GPU, Inc. and Subsidiary Companies

offset by increased purchased power expenses, as discussed above), approximately $330 million; and lower depreciation expense due to the 1999 sales of generating assets, approximately $75 million.

1999 vs. 1998
      The decrease was due to lower revenues as discussed above. Also contributing to the decrease was a pre-tax reserve of $25 million for Met-Ed and Penelec related to the regulatory uncertainty of the full recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings. Partially offsetting this decrease was lower O&M expenses primarily due to the sale of Penelec's interest in the Homer City Station (Homer City), lower depreciation expense due to the effect of the impairment write-down of the Oyster Creek nuclear generating station and Three Mile Island Unit 1 (TMI-1) nuclear generating facility in 1999 and 1998, respectively; and the sale of Homer City.

GPU Electric

2000 vs. 1999
      The decrease was due to the pre-tax loss of $372 million in 2000 on the sale of GPU PowerNet. Partially offsetting this decrease was increased operating income at GPU Power UK due primarily to the acquisition of the remaining 50% ownership interest in 1999, and the inclusion of Emdersa and GPU GasNet following their acquisitions. Prior to its purchase of the remaining 50% ownership interest, GPU accounted for its investment in GPU Power UK under the equity method and included its share of GPU Power UK's income in Equity in undistributed earnings of affiliates, net on the Consolidated Statements of Income. Further offsetting the decrease was a credit to income of $15.9 million pre-tax resulting from a reduction in the estimated liability of certain long-term purchase obligations under natural gas supply contracts entered into by GPU Power UK; and a pre-tax gain of $4.5 million realized on closed out forward exchange contracts.

1999 vs. 1998
      The increase was due primarily to the consolidation of GPU Power UK following the acquisition of the remaining 50% ownership in 1999, and the inclusion of Emdersa and GPU GasNet following their acquisitions in 1999.

GPU Power and GPUI

1999 vs. 1998
      The increase was primarily due to higher revenues as discussed above, and the full year effect of consolidating the Onondaga cogeneration project.

GPU AR

2000 vs. 1999
      The decrease in operating loss resulted primarily from lower electricity purchases due to GPU AR having fewer customers to supply energy, as compared to last year, partially offset by lower revenues as discussed above.

1999 vs. 1998
      The decrease was primarily due to increased prices for power purchases due to the hot summer of 1999, partially offset by higher revenues as discussed above.

GPU, Inc. and Subsidiary Companies

MYR

2000 vs. 1999
      The increase was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.

GPU, Inc.

2000 vs. 1999
      The increase was primarily due to the $133 million pre-tax gain on the sale of GPUI in 2000. Partially offsetting the increase was merger-related costs of approximately $12 million associated with the pending merger of GPU and FirstEnergy Corp. (FirstEnergy).

1999 vs. 1998
      The  decrease  was  primarily   due  to  higher   expenses  for  corporate
activities.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions increased $3 million to $178.8 million in 2000, and increased $54.5 million to $175.8 million in 1999. The components of the changes are as follows:

                                              Change (in millions)
                                     --------------------------------------
                                       2000 vs. 1999        1999 vs. 1998
                                       -------------        -------------

GPU Energy companies                       $(24.4)             $ 78.9
GPU Electric                                 (7.0)              (25.6)
GPU Power and GPUI                           35.0                 0.4
GPU AR                                        0.7                 0.1
GPU Telcom                                   (2.9)               (0.1)
MYR                                           0.9                  -
GPU, Inc.                                     0.7                 0.8
                                            -----               -----
    Total increase                         $  3.0              $ 54.5
                                            =====               =====

GPU Energy companies

2000 vs. 1999
      The decrease was due to the absence in 2000 of net non-recurring gains, related to Met-Ed's and Penelec's wholesale operations, of $61.3 million pre-tax, recognized as a result of the sale of substantially all the GPU Energy companies' electric generating stations. Partially offsetting the decrease was higher interest income of approximately $12 million; and the reversal of an estimated 1999 tax penalty of $10 million.

1999 vs. 1998
      The increase was primarily due to the recognition of the net non-recurring gains of $61.3 million pre-tax as discussed above. Also contributing to the increase was the absence of a charge for start-up payments for the establishment of an environmental fund for Met-Ed and Penelec; and the absence of a charge to terminate a contract with one of Met-Ed's wholesale customers, both in 1998.

GPU Electric

2000 vs. 1999
      The decrease was due primarily to the consolidation of GPU Power UK following the acquisition of the remaining 50% ownership interest in 1999.

GPU, Inc. and Subsidiary Companies

Prior to that, the GPU Power UK investment was accounted for under the equity method and GPU's share of GPU Power UK's income was included in Equity in undistributed earnings of affiliates, net on the Consolidated Statements of Income. Partially offsetting this was income from GPU Power UK's investments in independent power projects accounted for under the equity and cost methods, amounting to approximately $29 million in 2000.

1999 vs. 1998
      The decrease was primarily due to a pre-tax loss of $8.5 million for the write-down, to market value, of the investment in certain marketable securities due to GPU Electric's pending sale of this investment; and the absence of a pre-tax gain of $45 million realized in 1998 from the sale of Solaris Power. Offsetting the decrease was the pre-tax gain on the sale of the GPU Power UK supply business of $10.5 million and increased earnings from GPU Power UK's operations prior to the acquisition from Cinergy Corp. of the remaining 50%.

GPU Power and GPUI

2000 vs. 1999
      The increase was primarily due to the recognition in 2000 of a non-recurring $42.8 million pre-tax net gain related to a restructured power supply agreement between a GPU independent power project and NIMO. For additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items, to the Consolidated Financial Statements.

1999 vs. 1998
      In 1999, GPUI sold its interests in two cogeneration projects and its shares of NIMO stock (that it received as part of the 1998 master restructuring agreement for the Onondaga cogeneration project) for a total pre-tax gain of $12 million. Offsetting this increase was the recording of an impairment of $6.5 million, in 1999, related to the investment in the Lake cogeneration project and the absence of a pre-tax gain from the 1998 sale of a 50% interest in the Mid-Georgia cogeneration project of $9.1 million, which is offset by $2.5 million of deferred revenues recognized in income in 1999.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends increased $67.8 million to $550.3 million in 2000, and increased $93.3 million to $482.5 million in 1999. The components of the changes are as follows:

                                              Change (in millions)
                                     --------------------------------------
                                       2000 vs. 1999        1999 vs. 1998
                                       -------------        -------------

GPU Energy companies                      $ (6.9)              $(21.1)
GPU Electric                                57.1                114.6
GPU Power and GPUI                           2.2                  1.5
GPU Telcom                                    -                    -
MYR                                          7.3                   -
GPU, Inc.                                    8.1                 (1.7)
                                           -----                -----
    Total increase                        $ 67.8               $ 93.3
                                           =====                =====

GPU Energy companies

2000 vs. 1999
      The decrease was primarily due to the following: in 2000, JCP&L redeemed $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions; Penelec redeemed $25 million

GPU, Inc. and Subsidiary Companies

of long-term debt; JCP&L and Met-Ed redeemed $40 million and $50 million, respectively, of first mortgage bonds (FMBs); and in 1999, Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock; and Penelec redeemed $600 million of FMBs. Partially offsetting these decreases were increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999, the issuance of $118 million of senior notes in 2000; and the issuance of $100 million each of company-obligated trust preferred securities by Met-Ed and Penelec in 1999.

1999 vs. 1998
      The decrease was primarily due to the following: in 1999 Met-Ed and Penelec redeemed all their company-obligated mandatorily redeemable preferred securities and cumulative preferred stock (the redemption of preferred stock resulted in losses of $0.5 million and $0.7 million, respectively, for Met-Ed and Penelec); and Penelec redeemed $600 million of FMBs. Also in 1999, JCP&L redeemed $30 million of cumulative preferred stock (which resulted in a loss of $0.8 million). Partially offsetting these decreases was increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999.

GPU Electric

2000 vs. 1999
      The increase was primarily due to higher debt levels from the 1999 acquisitions of GPU Power UK (the remaining 50% ownership interest), Emdersa and GPU GasNet, which resulted in additional interest expense of approximately $120 million, offset by lower interest expense due to the sale of GPU PowerNet.

1999 vs. 1998
      The increase was primarily due to higher debt levels from the 1999 acquisitions of Emdersa, GPU GasNet and GPU Power UK (the remaining 50% ownership interest), which resulted in additional interest expense of approximately $90 million.

MYR

2000 vs. 1999

      The increase was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.

GPU, Inc.

2000 vs. 1999
      The increase was due to higher average debt levels in 2000 due to the issuance of $300 million of debentures, and the acquisition of MYR, which was partially financed with short-term debt.

EXTRAORDINARY ITEM:
-------------------

1999 vs. 1998
      The  1998   extraordinary  loss  was  due  to  the  impact  of  the  PaPUC
Restructuring Orders received by Met-Ed and Penelec.

Jersey Central Power & Light Company and Subsidiary Company


                          JCP&L'S RESULTS OF OPERATIONS
                          -----------------------------

      JCP&L's earnings for 2000 were $203.9 million, compared to 1999 earnings of $162.9 million. JCP&L's return on average common equity was 14.5% in 2000, compared to 10.7% in 1999. The increase was primarily due to a non-recurring gain of $16.5 million, in 2000, for the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of Oyster Creek; and the absence of a non-recurring charge of $68 million after-tax as a result of the NJBPU's Summary Order issued to JCP&L in 1999. Excluding the non-recurring items, earnings for 2000 would have been $187.4 million, compared to 1999 earnings of $230.9 million. The decrease in earnings on this basis was due primarily to the impact of electric utility restructuring in New Jersey; and lower electric delivery rates charged to customers. Partially offsetting the decrease was lower O&M and depreciation expenses.

      JCP&L's earnings for 1998 were $212.4 million and its return on average common equity was 13.5%. The decrease in earnings for 1999 versus 1998 was due to the non-recurring charge of $68 million after-tax, as a result of the NJBPU's Summary Order. Excluding the non-recurring charge, the increase in earnings on this basis was due primarily to increased sales to new customers, higher weather-related sales and a decrease in depreciation expense.

OPERATING REVENUES:
-------------------

      Operating revenues decreased $38.9 million to $1.98 billion in 2000, and decreased $51.4 million to $2.02 billion in 1999. The components of the changes are as follows:

                                              Changes (in millions)
                                    ---------------------------------------
                                       2000 vs. 1999        1999 vs. 1998
                                       -------------        -------------

   KWH revenues                           $(392.2)            $(156.3)
   Energy and restructuring-related
     revenues                               242.0               220.2
   Obligation to refund revenues            115.0              (115.0)
   Other revenues                            (3.7)               (0.3)
                                           ------              ------
        Decrease in revenues              $ (38.9)            $ (51.4)
                                           ======              ======

KWH revenues

2000 vs. 1999
      The decrease was primarily due to the fact that certain revenues related to stranded cost recovery of approximately $212 million, that were previously included in KWH revenues, are now included in energy and restructuring-related revenues, effective August 1, 1999. Also contributing the decrease was lower distribution rates charged to JCP&L's customers and an increase in the number of customers choosing alternate electricity suppliers, resulting in a decrease in revenues of approximately $132 million.

                    2000 Delivered KWH Sales by Service Class
                    -----------------------------------------

                      Residential               42%
                      Commercial                40%
                      Industrial/Other          18%

Jersey Central Power & Light Company and Subsidiary Company

1999 vs. 1998
      The decrease was primarily due to decreased customer usage and decreased sales to other utilities of approximately $10 million. Partially offsetting the decreases was the absence of an earnings cap adjustment (since JCP&L was not in an over earnings position through July 1999) which reduced JCP&L's 1998 revenues; increased sales to new customers; and higher weather-related sales.

Energy and restructuring-related revenues
-----------------------------------------

2000 vs. 1999
      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase was primarily due to the inclusion of certain revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey. In addition, in 1999 JCP&L changed its estimate for unbilled revenue, which resulted in the recording of additional revenues of approximately $25 million, partially offsetting the increase in the current year.

1999 vs. 1998
      The increase was primarily due to a change in the estimate for unbilled revenue and the inclusion of revenues, effective August 1, 1999, for the recovery of stranded costs due to restructuring in New Jersey.

Obligation to refund revenues to customers
------------------------------------------

2000 vs. 1999
      The increase was due to the absence this year of a reduction in operating revenues of $115 million, recorded in 1999, as a result of the NJBPU's Summary Order issued to JCP&L. The Summary Order requires JCP&L to refund customers 5% from rates in effect as of April 30, 1997.

1999 vs. 1998
      The decrease was primarily due to the NJBPU's Summary Order discussed above.

OPERATING INCOME:
-----------------

      Operating income increased $41.4 million to $407.2 million in 2000, and decreased $96.3 million to $365.8 million in 1999.

2000 vs. 1999
      The increase was primarily due to a reduction in operating expenses associated with the operation of generating stations of approximately $110 million; and lower depreciation expense of approximately $13 million, resulting from the sale of generating assets in 1999. Also contributing to the increase was a reduction in expense of approximately $13 million for the receipt of additional cash distributions in 2000, compared to 1999, related to Oyster Creek property insurance. Partially offsetting these increases was: lower revenues as discussed above; higher bad debt expenses in 2000, approximately $16 million; and a charge of $5.7 million in 2000 for increased costs associated with decommissioning the Saxton Nuclear Experimental facility.

1999 vs. 1998
      The decrease was due to the obligation to make refunds to customers and lower KWH revenues as discussed above. Partially offsetting this decrease

Jersey Central Power & Light Company and Subsidiary Company

was lower depreciation expense due to the effect of the impairment write-down of Oyster Creek and TMI-1 in 1999 and 1998, respectively.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions increased $15.5 million to $28 million in 2000, and decreased $1.5 million to $12.5 million in 1999.

2000 vs. 1999
      The increase was due to higher interest income of approximately $14 million; and the reversal of an estimated 1999 tax penalty of $1.3 million.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends decreased $3 million to $111.4 million in 2000, and decreased $4.2 million to $114.4 million in 1999.

2000 vs. 1999
      The decrease was primarily due to, in 2000, the redemption of $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions; and the redemption of $40 million FMBs.

1999 vs. 1998
      The decrease was primarily due to lower other interest expense (excludes interest on debt). Also contributing to the decrease was the redemption of $30 million of cumulative preferred stock, which resulted in a loss of $0.8 million.

Metropolitan Edison Company and Subsidiary Companies


                         MET-ED'S RESULTS OF OPERATIONS
                         ------------------------------

      Met-Ed's earnings for 2000 were $81.9 million, compared to 1999 earnings of $94.5 million. Met-Ed's return on average common equity was 16.1% in 2000 compared to 13.9% in 1999. Excluding an after-tax gain of $32 million for the impact of the PaPUC's Phase II order, earnings for 2000 would have been $49.9 million. Excluding the net gain from the sales of Met-Ed's generating facilities related to wholesale operations, earnings for 1999 would have been $93.3 million. The decrease in earnings excluding non-recurring items was primarily due to the impact of electric utility restructuring in Pennsylvania; increased energy costs resulting from Met-Ed's need to purchase substantially all its energy requirements following the sales of its generating assets in 1999, and the absence of deferred accounting treatment for these costs. Partially offsetting these was lower O&M and depreciation expenses.

      Met-Ed's earnings for 1998 were $50.4 million and its return on average common equity was 7.5%. Excluding the effect of PaPUC rate actions, earnings for 1998 would have been $76.4 million. The increase in earnings for 1999 versus 1998 on this basis was primarily due to increased sales to other utilities, higher weather-related sales and a decrease in depreciation expense.

OPERATING REVENUES:
------------------

      Operating revenues decreased $60.5 million to $842.3 million in 2000, and decreased $16.8 million to $902.8 million in 1999. The components of the changes are as follows:

                                              Changes (in millions)
                                       2000 vs. 1999        1999 vs.1998
                                       -------------        ------------

   KWH revenues                           $ (64.7)            $(152.0)
   Obligation to refund revenues               -                 27.2
   CTC revenues                               4.2                90.0
   Other revenues                              -                 18.0
                                           ------              ------
     Decrease in revenues                 $ (60.5)            $ (16.8)
                                           ======              ======

KWH revenues

2000 vs. 1999
      The decrease was primarily due to lower sales to other utilities in 2000 of approximately $93 million, as a result of Met-Ed having additional power available in 1999 due to the delay of the divestiture of its generating assets.

               2000 Delivered KWH Sales by Service Class
               -----------------------------------------

                      Residential               35%
                      Commercial                30%
                      Industrial/Other          35%

Metropolitan Edison Company and Subsidiary Companies

1999 vs. 1998
      The decrease was primarily due to lower generation-related revenues of approximately $220 million as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease of approximately $155 million in NUG revenues (which did not have an impact on earnings since NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases was increased sales to other utilities of approximately $130 million and higher weather-related sales.

Obligation to refund revenues to customers
------------------------------------------

1999 vs. 1998
      The increase was due to the absence of rate refunds of $27.2 million, recorded in 1998, as a result of the PaPUC Restructuring Order for Met-Ed.

CTC revenues
------------

2000 vs. 1999 / 1999 vs. 1998
      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Met-Ed's final Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

1999 vs. 1998
      The increase was due primarily to increased transmission revenues as a result of customer shopping in Pennsylvania.

OPERATING INCOME:
-----------------

      Operating income decreased $44.7 million to $168.5 million in 2000, and increased $45.8 million to $213.2 million in 1999.

2000 vs. 1999
      The decrease was primarily due to lower revenues as discussed above and higher energy costs due to increased electricity purchases of approximately $160 million following the sale of Met-Ed's generating assets. Also contributing to the decrease was higher bad debt expenses in 2000, approximately $12 million; and a charge of $4.2 million in 2000 for increased costs associated with decommissioning the Saxton Nuclear Experimental facility. Partially offsetting these decreases was: lower 2000 O&M expenses resulting from a non-recurring credit to expense of $44.6 million due to the impact of the PaPUC's Phase II Order (for additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items, of the Combined Notes to Consolidated Financial Statements); a reduction in operating expenses associated with the operation of generating stations due to the sale of essentially all Met-Ed's generating assets in 1999, approximately $130 million; and lower depreciation expense of approximately $30 million due to the 1999 sale of generating assets.

1999 vs. 1998
      The increase was primarily due to increased sales to other utilities, the absence of rate refunds of $27.2 million recorded in 1998, lower depreciation expense due to the effect of the impairment write-down of TMI-1 in 1998 and lower O&M expenses. Partially offsetting this increase was lower revenues due to customer shopping and the recording of a pre-tax reserve of $18.7 million related to the regulatory uncertainty of the full

Metropolitan Edison Company and Subsidiary Companies

recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions increased $8.1 million to $12.2 million in 2000, and increased $17.5 million to $4.1 million in 1999.

2000 vs. 1999
      The increase was primarily due to higher interest income of approximately $5 million; and the reversal of an estimated 1999 tax penalty of $1.8 million.

1999 vs. 1998
      The increase was primarily due to the absence of a charge for start-up payments for the establishment of an environmental fund; and the absence of a charge to terminate a contract with Middletown, both in 1998. Also contributing to the increase was the recognition of net gains of $2 million pre-tax, as a result of the sale of substantially all of Met-Ed's electric generating stations.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends decreased $6.7 million to $54.7 million in 2000, and increased $2.1 million to $61.4 million in 1999.

2000 vs. 1999
      The decrease was primarily due to the retirement of $50 million of FMBs in 2000; and the redemption of $100 million of company-obligated mandatorily redeemable preferred securities and $12 million of cumulative preferred stock, both in 1999. Partially offsetting the decreases was increased interest expense associated with the issuance of $100 million company-obligated trust preferred securities in 1999.

1999 vs. 1998
      The increase was due to the issuance of $100 million of trust preferred securities. Partially offsetting the increase was a decrease in interest on debt due to lower debt levels and lower preferred stock dividends due to the redemption of all of Met-Ed's preferred stock ($12 million), which resulted in a loss of $0.5 million.

EXTRAORDINARY ITEM:
-------------------

1999 vs. 1998
      The  1998   extraordinary  loss  was  due  to  the  impact  of  the  PaPUC
Restructuring Order received by Met-Ed.

Pennsylvania Electric Company and Subsidiary Companies


                         PENELEC'S RESULTS OF OPERATIONS
                         -------------------------------

      Penelec's earnings for 2000 were $39.2 million, compared to 1999 earnings of $151.6 million. Penelec's return on average common equity was 8.8% in 2000 compared to 26.6% in 1999. Excluding an after-tax gain of $8.8 million for the impact of the PaPUC's Phase II order, earnings for 2000 would have been $30.4 million. Excluding the net gain from the sales of Penelec's generating facilities related to wholesale operations, earnings for 1999 would have been $116.7 million. The decrease in earnings excluding non-recurring items was primarily due to the impact of electric utility restructuring in Pennsylvania; increased energy costs resulting from Penelec's need to purchase substantially all its energy requirements following the sales of its generating assets in 1999, and the absence of deferred accounting treatment for these costs. Partially offsetting these was lower O&M and depreciation expenses.

      Penelec's earnings in 1998 were $38.9 million and its return on average common equity was 5%. Excluding the effect of PaPUC rate actions, earnings for 1998 would have been $78.7 million. The increase in earnings for 1999 versus 1998 on this basis was primarily due to increased sales to other utilities, higher weather-related sales and a decrease in depreciation expense.

OPERATING REVENUES:
------------------

      Operating revenues decreased $20.1 million to $901.9 million in 2000, and decreased $110.3 million to $922 million in 1999. The components of the changes are as follows:

                                              Changes (in millions)
                                    ---------------------------------------
                                       2000 vs. 1999        1999 vs.1998
                                       -------------        ------------

   KWH revenues                           $  (9.8)            $(203.3)
   Obligation to refund revenues               -                 29.2
   CTC revenues                              (3.7)               48.7
   Other revenues                            (6.6)               15.1
                                           ------              ------
        Decrease in revenues              $ (20.1)            $(110.3)
                                           ======              ======

KWH revenues

2000 vs. 1999
      The decrease was primarily due to lower sales to other utilities in 2000 of approximately $33 million, as a result of Penelec having additional power available in 1999 due to the delay of the divestiture of its generating assets.

                    2000 Delivered KWH Sales by Service Class
                    -----------------------------------------

                      Residential               29%
                      Commercial                33%
                      Industrial/Other          38%

1999 vs. 1998
      The decrease was primarily due to lower generation-related revenues of approximately $210 million as a result of some Pennsylvania customers choosing another electric energy supplier and a decrease of approximately $170 million in NUG revenues (which did not have an impact on earnings since

Pennsylvania Electric Company and Subsidiary Companies

NUG-related revenues are now being collected through the CTC effective January 1, 1999). Partially offsetting these decreases was increased sales to other utilities of approximately $40 million and higher weather-related sales.

Obligation to refund revenues to customers
------------------------------------------

1999 vs. 1998
      The increase was due to the absence of rate refunds of $29.2 million, recorded in 1998, as a result of the PaPUC Restructuring Order for Penelec.

CTC revenues
------------

2000 vs. 1999 / 1999 vs. 1998
      CTC revenues represent Pennsylvania stranded cost recoveries permitted by the PaPUC in accordance with Penelec's Restructuring Order effective January 1, 1999. Changes in CTC revenues generally do not affect earnings as they are offset by corresponding changes in expense.

Other revenues
--------------

2000 vs. 1999
      The decrease was due to decreased transmission revenues as a result of less load served by alternative suppliers in Pennsylvania.

1999 vs. 1998
      The increase was due primarily to increased transmission revenues as a result of customer shopping in Pennsylvania.

OPERATING INCOME:
-----------------

      Operating income decreased $85.9 million to $105.7 million in 2000, and increased $20.8 million to $191.6 million in 1999.

2000 vs. 1999
      The decrease was primarily due to lower revenues as discussed above and higher energy costs due to increased electricity purchases of approximately $183 million following the sale of Penelec's generating assets. Also contributing to the decrease was higher bad debt expenses in 2000, approximately $12 million; and a charge of $3.1 million in 2000 for increased costs associated with decommissioning the Saxton Nuclear Experimental facility. Partially offsetting these decreases was: lower 2000 O&M expenses resulting from a non-recurring credit to expense of $21.5 million due to the impact of the PaPUC's Phase II Order (for additional information, see Note 6, Accounting for Extraordinary and Non-recurring Items, of the Combined Notes to Consolidated Financial Statements); a reduction in operating expenses associated with the operation of generating stations due to the sale of essentially all Penelec's generating assets in 1999, approximately $92 million; and lower depreciation expense of approximately $32 million due to the 1999 sale of generating assets.

1999 vs. 1998
      The increase was primarily due to increased sales to other utilities, the absence of rate refunds of $29.2 million recorded in 1998, lower O&M expenses primarily due to the sale of Penelec's interest in Homer City, lower depreciation expense due to the effect of the impairment write-down of TMI-1 in 1998 and the sale of Homer City. Partially offsetting these was lower KWH revenues as discussed above and a pre-tax reserve of $6.3 million related to

Pennsylvania Electric Company and Subsidiary Companies

the regulatory uncertainty of the full recoverability of stranded costs in Phase II of the Pennsylvania restructuring proceedings.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions decreased $48.2 million to $11.1 million in 2000, and increased $65.7 million to $59.3 million in 1999.

2000 vs. 1999
      The decrease was due to the absence in 2000 of net non-recurring gains of $59.3 million pre-tax, as a result of the sale of substantially all Penelec's electric generating stations; and lower interest income of approximately $7 million. Partially offsetting these was the reversal of an estimated 1999 tax penalty of $6.9 million.

1999 vs. 1998
      The increase was primarily due to the recognition of net gains of $59.3 million pre-tax, as a result of the sale of substantially all Penelec's electric generating stations. Also contributing to the increase was the absence of a charge for start-up payments for the establishment of an environmental fund in 1998.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends increased $2.8 million to $47.8 million in 2000, and decreased $18.9 million to $45 million in 1999.

2000 vs. 1999
      The increase was primarily due to the issuance of $118 million of senior notes in 2000; and the issuance of $350 million of senior notes and $100 million of company-obligated trust preferred securities, both in 1999. Partially offsetting these increases were decreased interest expense due to the following: in 2000, the redemption of $25 million of long-term debt; in 1999, the redemption of $105 million of company-obligated mandatorily redeemable preferred securities and $16.5 million of cumulative preferred stock; and the redemption of $600 million of FMBs.

1999 vs. 1998
      The decrease was primarily due to Penelec's redemption of all its company-obligated mandatorily redeemable preferred securities ($105 million) and cumulative preferred stock ($16.5 million), which resulted in a loss of $0.7 million (redemption of cumulative preferred stock); and the redemption of $600 million of FMBs. Partially offsetting the decrease was increased interest expense associated with Penelec's issuance of $350 million of senior notes in 1999.

EXTRAORDINARY ITEM:
-------------------

1999 vs. 1998
      The  1998   extraordinary  loss  was  due  to  the  impact  of  the  PaPUC
Restructuring Order received by Penelec.

GPU, Inc. and Subsidiary Companies


                   PENDING MERGER OF FIRSTENERGY CORP. AND GPU
                   -------------------------------------------

      On August 8, 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy, an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent by which, any developments relate to general economic conditions. In testimony before the PaPUC, FirstEnergy stated that FirstEnergy will carefully review the PaPUC's action with respect to GPU's requested provider of last resort (PLR) relief on the financial condition of GPU to determine whether the consequences would have a "material adverse effect" on GPU or the combined company. The receipt of all necessary regulatory approvals is expected to take approximately nine to twelve months from the date of the merger agreement. There can be no assurance as to the outcome of these matters.


                          INVESTMENTS IN FUCOs AND EWGs
                          -----------------------------

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of December 31, 2000. At December 31, 2000, GPU, Inc. has remaining authorization to finance approximately $680 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and GPU Power.


                                  GPU ELECTRIC
                                  ------------

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. In June 2000, GPU Electric sold its electric transmission business in Australia and, as a result, recorded a pre-tax loss in the quarter ended June 30, 2000 of $372 million ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. During the fourth quarter 2000, there was a change in the estimated tax benefits, which reduced GPU's after-tax loss on the sale to $276.6 million, or $2.28 per share. Through its ownership in GPU Power UK, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,201 megawatts (MW) (of which GPU Electric's equity interest represents 1,119 MW) of capacity. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Electric was $881 million. GPU, Inc. has also guaranteed up to an additional $899 million of outstanding GPU Electric obligations.

GPU, Inc. and Subsidiary Companies

                                    GPU POWER
                                    ---------

      GPU Power has ownership interests in four operating generating facilities located in foreign countries totaling 1,229 MW (of which GPU Power's equity interest represents 424 MW) of capacity. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Power was $139 million. GPU, Inc. has also guaranteed up to an additional $21.3 million of GPU Power obligations.


                                   GPU TELCOM
                                   ----------

      GPU Telcom is a telecommunications infrastructure development and management company and wholesale telecommunications provider with operations primarily in the Mid-Atlantic region of the US. Its customers consist of telecommunications end-use service providers including: interexchange carriers; competitive local exchange carriers; competitive access providers and multiple system operators; commercial and industrial companies (private networks) and governmental agencies; cable television and telephone companies; and internet service providers. At December 31, 2000, GPU, Inc.'s aggregate investment in GPU Telcom was $67 million.

      For a discussion of GPU Telcom's participation in certain recent joint ventures, see the GPU Business Plan section.


                                    MYR GROUP
                                    ---------

      In April 2000, GPU, Inc. acquired MYR for approximately $217.5 million. MYR, a suburban Chicago-based infrastructure construction services company, provides a complete range of power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies across the US. MYR also builds cellular towers for the wireless communications market. At December 31, 2000, GPU, Inc.'s aggregate investment in MYR was $237 million. For additional information, see Note 7, Acquisitions, of the Combined Notes to Consolidated Financial Statements.


                        MARKET RISK SENSITIVE INSTRUMENTS
                        ---------------------------------

      GPU uses various market risk sensitive instruments primarily to manage the risk of price, interest rate and foreign currency fluctuations. None of these instruments are held for trading purposes.

Price Fluctuations
------------------

      The GPU Energy companies use New York Mercantile Exchange (NYMEX) futures and Over-the-Counter (OTC) forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity and capacity. The GPU Energy companies also manage the natural gas requirements of certain NUG facilities that generate and sell energy to JCP&L under long-term contracts.

Interest Rate Fluctuations
--------------------------

      Penelec and GPU Electric (through GPU GasNet and GPU Power UK) use interest rate swap agreements to manage the risk of increases in variable

GPU, Inc. and Subsidiary Companies

interest rates. All of the agreements effectively convert variable rate debt to fixed rate debt. The following summarizes the principal characteristics of the swap agreements in effect as of December 31, 2000:

                                         (in thousands)
                                                                 Fixed       Variable
                Notional      Fair   Termination  Pay/Receive   Interest    Interest Rate
                 Amount     Value(a)    Date    Characteristic    Rate      at 12/31/00
                ---------- ---------  --------  --------------   ---------   --------------
Penelec        $  25,000  $    (385) 04/11/02  fixed/variable     7.12%        6.95%
               $  25,000  $    (550) 10/11/02  fixed/variable     7.19%        7.00%
                --------   --------
               $  50,000  $    (935)
                ========   ========

GPU GasNet    A$ 300,000 A$    (878) 06/03/02  fixed/variable    5.90%         6.31%
              A$ 225,000 A$  (4,274) 06/02/06  fixed/variable    6.33%         6.31%
                --------   --------
              A$ 525,000 A$  (5,152)
                ========   ========

GPU Power UK  BP  65,000 BP    (660) 09/11/03   fixed/variable    5.98%        5.99%
              BP  60,000 BP    (661) 09/11/03   fixed/variable    6.02%        5.99%
                --------   --------
              BP 125,000 BP  (1,321)
                ========   ========

BP - Represents British pounds.

Exchange rates at December 31, 2000 were as follows: A$1.7999/US$ and BP 0.6694/US$.

(a)Represents the amount Penelec and GPU Electric would (pay)/receive to terminate the swap agreements as of December 31, 2000 (prior to their scheduled termination dates).

      The amount of debt obligations covered by swap agreements and the expected variable interest rates of such debt, for each of the next five years, are as follows:

                                         (in thousands)
                          Penelec           GPU GasNet          GPU Power UK
                     -----------------------------------------------------------------
                              Expected               Expected               Expected
                     Average  Variable   Average     Variable   Average     Variable
                       Debt   Interest    Debt       Interest     Debt      Interest
Year                 Covered   Rates     Covered       Rates    Covered       Rates
---------------------------------------------------------------------------------------

2001               $ 50,000  5.67%       A$525,000  5.37-6.31%  BP125,000   5.63-5.99%
2002               $ 26,597  5.61-5.86%  A$375,000  5.42-5.83%  BP125,000   5.58-5.61%
2003                    -          -     A$225,000  5.83-6.00%  BP 93,750   5.61-5.66%
2004                    -          -     A$225,000  6.00-6.04%       -          -
2005                    -          -     A$225,000  6.04-6.09%       -          -

      The expected variable interest rates included above, for the years 2001 through 2005, were provided by the financial institutions with which the swap agreements were executed, and were derived from their proprietary models based upon recognized financial principles.

      At December 31, 2000, these agreements covered approximately $528 million of debt and are scheduled to expire on various dates through June 2006. For the year ended December 31, 2000, fixed rate interest expense exceeded variable rate interest by approximately $0.3 million.

Foreign Currency Fluctuations
-----------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to bonds issued in the US by Avon Energy Partners Holdings (Avon), which owns GPU Power UK. These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. The following summarizes the characteristics of the currency swap agreements as of December 31, 2000:

GPU, Inc. and Subsidiary Companies

                               (in thousands)
                                               Fixed      Fixed
Currency     USD     Sterling                 Sterling     USD        USD
  Swap     Notional  Notional   Termination   Interest   Interest     Fair
  Type      Value     Value        Date         Rate       Rate      Value(a)
--------   --------- ---------  -----------   --------   --------    --------

   $/BP    $350,000  BP212,122   12/11/02       7.66%      6.73%    $27,255
   $/BP    $100,000  BP 60,606   12/11/07       7.75%      7.05%    $ 9,596
   $/BP    $150,000  BP 90,909   12/11/07       7.70%      7.05%    $ 5,122
   $/BP    $250,000  BP153,374   03/04/08       6.94%      6.46%    $11,974

(a) Represents the amount GPU Electric would (pay)/receive to terminate the swap agreements as of December 31, 2000 (prior to their scheduled termination dates).

Interest expense for the year ended December 31, 2000 would have been BP 37.8 million (US $57.3 million) had these agreements not been in place as compared to actual interest expense of BP 38.6 million (US $58.4) million.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      The California electricity market was deregulated in 1998. In recent months, certain aspects of that state's restructuring plan have created instability and price volatility in the electricity market, negatively affecting the California electric utilities. These utilities have defaulted on various contractual and financial obligations and have experienced rapid deterioration of their credit quality. Reaction of the financial markets, which did not anticipate the rapid deterioration of the California utilities' financial condition, has included a careful review of overall credit exposure to the electric utility industry.

      Furthermore, Met-Ed's and Penelec's energy cost exposure related to their PLR obligation in Pennsylvania (see Competitive Environment and Rate Matters section) has negatively affected Met-Ed's and Penelec's earnings. Consequently, the amount of new financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been. While the GPU companies do not expect to require significant levels of new borrowings in 2001, certain existing credit facilities are due for renewal or refinancing during 2001. At December 31, 2000, these credit facilities include: $465 million available to GPU, Inc. and the GPU Energy companies under a $250 million revolving credit agreement and various committed bank lines of credit; $1 billion under GPU Capital, Inc.'s (GPU Capital) senior revolving credit agreement; $180 million under GPU Australia Holdings, Inc.'s (GPU Australia Holdings) senior revolving credit agreement; and $366 million under EI UK Holdings, Inc.'s two year term loan agreement.

      Renewal or refinancing of these facilities will likely require GPU's acceptance of higher pricing and/or more restrictive terms and conditions. If renewal or refinancing of the existing credit facilities is limited or cannot be achieved, GPU will be required to reduce capital spending and other discretionary cash uses, including the amount and timing of future common stock dividends. Moreover, the failure to obtain PLR relief will likely result in a further increase in capital costs, more restrictive terms and conditions and reduced access to capital markets.

      In addition, primarily as a result of these conditions (the companies' PLR exposure and the negative publicity surrounding the California utilities), in early 2001 Met-Ed and Penelec began experiencing difficulty in selling their commercial paper with maturities longer than overnight. Under

GPU, Inc. and Subsidiary Companies

normal circumstances, they issue commercial paper having maturities of up to 30 days or longer, if desired. As a result, Met-Ed and Penelec have temporarily withdrawn from the commercial paper market, and instead have resorted to borrowing against their various bank lines of credit.

      There can be no assurance as to the outcome of these matters.

Capital Expenditures and Investments
------------------------------------

      GPU's actual capital expenditures for the years 1996 through 2000, and its estimated capital spending for 2001, are as follows:

                                             (in millions)
                                 2001*  2000  1999   1998   1997  1996
                                 ----   ----  ----   ----   ----  ----
       GPU Energy companies      $371   $280  $289   $327   $356  $404
       GPU Electric               200    213   138     59      2     -
       GPU Power and GPUI           -      8    32     81    112    58
       GPU Telcom                  90     66     2      1      -     -
       MYR                          6      4     -      -      -     -
                                  ---    ---   ---    ---    ---   ---
           Total                 $667   $571  $461   $468   $470  $462
                                  ===    ===   ===    ===    ===   ===

       * Estimate.

GPU Energy companies

      The GPU Energy companies' capital spending was $280 million (JCP&L $144 million; Met-Ed $59 million; Penelec $73 million; Other $4 million) in 2000, and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. In 2001, capital expenditures for the GPU Energy companies are estimated to be $371 million (JCP&L $184 million; Met-Ed $83 million; Penelec $97 million; Other $7 million), primarily for ongoing T&D system development. Management estimates that a substantial portion of the GPU Energy companies' 2001 capital spending will be satisfied through internally generated funds.

GPU Electric

      GPU Electric's capital spending was $213 million in 2000, and was used primarily to make improvements to GPU PowerNet's (prior to its sale in June
2000), Emdersa's and GPU Power UK's transmission and distribution network. For 2001, GPU Electric's capital expenditures are estimated to be $200 million, and management expects that a substantial portion of this amount will be satisfied through internally generated funds.

GPU Telcom

      GPU  Telcom's  capital  spending  was $66  million  in 2000,  and was used primarily to make investments in telecommunications infrastructure and businesses. In 2001, GPU Telcom's capital expenditures are estimated to be $90 million, which management expects will be funded by capital contributions and internally generated funds.

Financing
---------

GPU, Inc.

      In January 1999, the GPU, Inc. Board of Directors authorized the repurchase of up to $350 million of GPU, Inc. common stock. Through December 31, 2000, 9.2 million shares of common stock, or approximately 8% of the

GPU, Inc. and Subsidiary Companies

outstanding shares, have been repurchased under the program, at an average price of $32.43 per share. GPU, Inc. has no plans to make further common stock repurchases at this time.

      In December 2000, GPU, Inc. issued and sold $300 million of unsecured debentures, the net proceeds from which were used to repay debt at GPU, Inc., GPU Capital and GPU Electric.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $465 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $266 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time. As of December 31, 2000, GPU, Inc. and the GPU Energy companies had $113 million and $132 million (JCP&L $29 million; Met-Ed $47 million; Penelec $56 million), respectively, of short-term debt outstanding.

GPU Energy companies

      JCP&L, Met-Ed and Penelec have regulatory approval to issue senior notes through December 31, 2002 in the amounts of $300 million, $150 million and $157 million, respectively. JCP&L and Met-Ed intend to issue secured senior notes (collateralized by FMBs issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

      Expenditures for maturing long-term debt are expected to total $40 million (JCP&L) in 2001, and $130 million (JCP&L $50 million; Met-Ed $30 million; Penelec $50 million) in 2002. Current plans call for each of the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following their initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

      JCP&L's and Met-Ed's bond indentures include provisions that limit the amount of FMBs the companies may issue. JCP&L's and Met-Ed's interest coverage ratios are currently in excess of indenture restrictions. In addition, JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred dividend coverage ratio is currently in excess of this charter restriction.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-

GPU, Inc. and Subsidiary Companies

bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. In August 2000, Oyster Creek was sold to AmerGen Energy Company LLC (AmerGen), a joint venture of PECO Energy and British Energy. JCP&L has amended its petition to include securitization of the up-front decommissioning payment it has agreed to make under the Oyster Creek sale agreement.

      In 2000, Penelec issued four tranches, totaling $118 million, of variable and fixed rate senior notes. Two of these tranches, totaling $50 million of variable rate senior notes, were converted to fixed rate obligations through interest rate swap agreements.

      In 2000, JCP&L and Met-Ed redeemed $40 million and $50 million, respectively, of maturing FMBs; and Penelec redeemed $25 million of senior notes. Also in 2000, JCP&L redeemed $21.7 million stated value of cumulative preferred stock pursuant to mandatory and optional sinking fund provisions.

GPU Electric

      In 2000, GPU GasNet refinanced A$451 million (US $250 million) of its A$747 million (two tranches totaling US $415 million) of bank debt utilizing A$250 million (US $139 million) of proceeds from a new commercial paper program; A$150 million (US $83 million) of proceeds from a new medium term note program; and A$51 million (US $28 million) of proceeds from the issuance of additional commercial paper by GPU Australia Holdings. At December 31, 2000, the following GPU GasNet debt was outstanding and included in Long-term debt on the Consolidated Balance Sheet: A$250 million (US $139 million) of commercial paper; A$211 million (US $117 million) of bank debt; and A$150 million (US $83 million) of medium term notes. In addition, GPU GasNet has established a A$750 million (US $417 million) revolving credit facility, which serves as backstop for the GPU GasNet commercial paper and medium term note programs. No borrowings were outstanding under this facility at December 31, 2000.

      GPU Capital has a $1 billion 364-day senior revolving credit agreement due in November 2001 supporting the issuance of commercial paper for its $1 billion commercial paper program, which has been established to fund GPU, Inc. and GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 2000, $633 million was outstanding under this commercial paper program and included in Notes payable on the Consolidated Balance Sheet. In early 2001, GPU Capital refinanced the majority of this outstanding commercial paper through its standby revolving credit agreement.

      GPU Electric has a $150 million credit facility due in May 2002 to accommodate short-term borrowing needs. The facility is guaranteed by GPU, Inc. and there were no outstanding borrowings as of December 31, 2000.

      GPU Australia Holdings has $180 million available under its senior revolving credit facility, which expires in November 2001. This facility is guaranteed by GPU, Inc. In 2000, GPU Australia Holdings borrowed $176 million under this facility, which is included in Notes payable on the Consolidated Balance Sheet at December 31, 2000, to repay all outstanding obligations under its $180 million commercial paper program.

      The above-mentioned GPU Australia Holdings commercial paper program is supported by GPU, Inc. credit facilities and GPU, Inc. has guaranteed all obligations under this program. No borrowings were outstanding at December 31, 2000.

GPU, Inc. and Subsidiary Companies

      EI UK Holdings, Inc. has a BP 245 million (US $366 million) credit facility, a portion of which is guaranteed by GPU, Inc. At December 31, 2000, the entire amount of this facility was outstanding and included in Securities due within one year on the Consolidated Balance Sheet.

      GPU Power UK maintains a BP 150 million (US $224 million) revolving credit facility with six banks for working capital purposes, which expires at various dates through June 2005. At December 31, 2000, there was BP 60 million (US $90 million) outstanding under this facility, which is included in Notes payable on the Consolidated Balance Sheet.

      In addition, GPU Power UK maintains an ongoing BP 75 million (US $112 million) bank facility for working capital purposes. Outstanding borrowings are collateralized by portions of trade accounts receivable. At December 31, 2000, BP 75 million (US $112 million) was outstanding under this facility, which is included in Notes payable on the Consolidated Balance Sheet.

      Expenditures for maturing long-term debt are expected to total $912 million in 2001 and $437 million in 2002.

GPU Power

      In 2000, expenditures for maturing long-term debt were $7 million, and are expected to total $7 million in each of 2001 and 2002. Management anticipates meeting these obligations through internally generated funds.

MYR Group

      MYR maintains a $50 million revolving credit facility, which expires in November 2003, of which up to $10 million is available for the issuance of standby letters of credit. As of December 31, 2000, $36 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

Capitalization
--------------

      Each of the GPU companies' target capitalization ratios is designed to provide credit quality ratings that permit capital market access at reasonable costs. The target capitalization ratios vary by subsidiary depending upon their business and financial risk. GPU's and the GPU Energy companies' actual capitalization ratios at December 31 for the years indicated were as follows:

GPU, Inc. and Subsidiary Companies               2000     1999    1998
----------------------------------               ----     ----    ----
Common equity                                     33%      30%     40%
Preferred securities                               4        4       6
Debt                                              63       66      54
                                                 ---      ---     ----
     Total                                       100%     100%    100%
                                                 ===      ===     ===

JCP&L
-----
Common equity                                     52%      50%     50%
Preferred securities                               7        8       8
Debt                                              41       42      42
                                                 ---      ---     ----
     Total                                       100%     100%    100%
                                                 ===      ===     ===

GPU, Inc. and Subsidiary Companies

Met-Ed                                           2000     1999    1998
------                                           ----     ----    ----
Common equity                                     45%      44%     47%
Preferred securities                               9        9       8
Debt                                              46       47      45
                                                 ---      ---     ---
     Total                                       100%     100%    100%
                                                 ===      ===     ===

Penelec
-------
Common equity                                     41%      44%     47%
Preferred securities                               9       10       7
Debt                                              50       46      46
                                                 ---      ---     ---
    Total                                        100%    100%     100%
                                                 ===     ===      ===

      The increase in GPU's debt ratio in 1999 resulted mainly from GPU Electric's acquisition of three FUCOs, including the remaining 50% of GPU Power UK that GPU did not already own.

      In 2000, the quarterly dividend on GPU, Inc.'s common stock was increased by 2.8% to an annualized rate of $2.18 per share. GPU, Inc.'s dividend payout rate in 2000 was 79% of earnings (excluding the non-recurring items).

      Based on December 31, 2000 financial statements, JCP&L, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $793 million, $67 million and $33 million, respectively, net of amounts restricted under each companies' respective FMB indentures.


                                GPU BUSINESS PLAN
                                -----------------

      With the goal of improving customer service and service reliability, the GPU Energy companies have committed to making additional investments in their transmission and distribution business. In addition, in 2000 the GPU Energy companies reorganized the structure of their operational divisions to enhance customer service throughout their service territory. In January 2001, the GPU Energy companies announced that they were offering Voluntary Enhanced Retirement Programs (VERP) to certain bargaining unit employees in Pennsylvania. Approximately 240 employees (Met-Ed 130 employees; Penelec 110 employees) are eligible for the VERP. If all of the eligible employees accept the offer, a pre-tax charge of approximately $23 million (Met-Ed $12 million; Penelec $11 million) would be recorded in 2001 earnings for the cost of pension and other postretirement benefits, exclusive of any severance benefits that would be paid to those employees.

      In October 1999, GPU also initiated a program to enhance shareholder value through planned cost reductions of $100 million and through the sale of non-core and under-performing assets. A significant portion of these planned cost reductions were achieved in 2000, and the remaining reductions will be implemented during 2001. Furthermore, GPU believes the sales of GPU PowerNet and GPUI advance its plan to enhance shareholder value by reducing its ownership in non-core and under-performing assets.

      In March 2000, GPU announced its participation in America's Fiber Network LLC (AFN), of which GPU anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU anticipates investing cash, as well as existing and new fiber routes and electronic equipment, in

GPU, Inc. and Subsidiary Companies

AFN through GPU Telcom. As of December 31, 2000, GPU Telcom had invested $5.3 million in AFN.

      In April 2000, GPU announced the formation of Telergy Mid-Atlantic (TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunications services and marketing expertise with utilities' existing fiber networks. TMA's initial target market includes New Jersey and Pennsylvania, with future expansions planned for contiguous regions currently served by the network of GPU Telcom. TMA plans to offer telecommunications service, and ultimately electricity, marketing them jointly to businesses, hospitals and educational institutions, among others. As of December 31, 2000, GPU Telcom had acquired $20 million of Telergy, Inc. convertible preferred securities.


                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

Recent Regulatory Actions
-------------------------

      With the transition to a competitive marketplace for generation service in New Jersey and Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

New Jersey Restructuring

      In 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. JCP&L is awaiting a final NJBPU order. The Summary Order provides for, among other things, full recovery of what otherwise would have become stranded costs, as well as customer choice of electric generation supplier beginning August 1, 1999 and rate reductions for all consumers. In addition, the NJBPU issued separate Orders approving the sales of JCP&L's generating assets; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is received.

      In August 1999, JCP&L filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. (For additional information, see Financing section of Liquidity and Capital Resources.) There can be no assurance as to the extent, if any, that the NJBPU will allow JCP&L to securitize these stranded costs.

Pennsylvania Restructuring

      In 1998, the PaPUC issued amended Restructuring Orders approving Settlement Agreements entered into by Met-Ed and Penelec which, among other things, provide for customer choice of electric generation supplier beginning January 1, 1999 and a one-year (1999) reduction in retail distribution rates for all consumers. The Orders also provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to Phase II proceedings following the completion of Met-Ed's and Penelec's generating asset divestitures, to make a final determination of the extent of that stranded cost recovery. In 2000, Met-Ed and Penelec submitted Phase II Reports to the PaPUC supporting their actual net divestiture proceeds and

GPU, Inc. and Subsidiary Companies

providing a reconciliation of stranded costs pursuant to the 1998 Restructuring Orders.

      On December 20, 2000, the PaPUC issued a Phase II Order which disallows $28 million (Met-Ed $16 million; Penelec $12 million) of the requested $304 million (Met-Ed $226 million; Penelec $78 million) of additional stranded costs above those amounts granted in the 1998 Orders. Met-Ed and Penelec had anticipated a disallowance of a portion of stranded costs, and established a $25 million (Met-Ed $19 million; Penelec $6 million) reserve in 1999. In addition, as a result of the Phase II Order, Met-Ed and Penelec recognized pre-tax income of $66 million (Met-Ed $45 million; Penelec $21 million) due primarily to pension curtailment gains associated with employees terminated as a result of the sale of generating facilities in 1999, and the reversal of certain liabilities and changes in estimates and assumptions related to Met-Ed's leasehold interest in the Merrill Creek Reservoir project. The Phase II Order also deferred a decision on Met-Ed's requested increase in rates, beginning in 2006, for recovery of Met-Ed's generation-related stranded costs. In addition, the Order requires Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items, of the Combined Notes to Consolidated Financial Statements.

GPU Energy Supply Plan
----------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. In 1999, the GPU Energy companies completed the sales of TMI-1 and substantially all their fossil-fuel and hydroelectric generating stations, and in 2000, JCP&L sold Oyster Creek. (For additional information regarding the sales of the GPU Energy companies' generating facilities, see Note 6, Accounting for Extraordinary and Non-Recurring Items, of the Combined Notes to Consolidated Financial Statements.) As a result, the GPU Energy companies now have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, as discussed below. (For additional information regarding the increased risks associated with supplying that electricity, see GPU Energy Supply Market Risk section.)

Generation Agreements

      The GPU Energy companies have 285 MW (JCP&L 266 MW; Met-Ed 19 MW) of generation capacity and related energy remaining to meet customer needs. The GPU Energy companies also have power purchase agreements with NUGs totaling 1,600 MW (JCP&L 926 MW; Met-Ed 273 MW; Penelec 401 MW) and contracts with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 1,740 MW in 2001 to 500 MW in May 2004. Based on the exercise of call options, JCP&L may take the energy associated with up to 150 MW of this capacity through May 2003. The GPU Energy companies have also purchased all of the capacity and energy from the TMI-1 and Oyster Creek nuclear generating stations (which they sold to AmerGen) through December 31, 2001 and through March 31, 2003, respectively. In addition, the GPU Energy companies have the right to the capacity of the Homer City Station (in which Penelec sold its 50% interest to a subsidiary of Edison Mission Energy) (942 MW) through May 31, 2001 and the right to the capacity of the generating stations sold in 1999 (3,970 MW) through May 31, 2002. The GPU Energy companies' remaining capacity and energy needs will be met by short- to

GPU, Inc. and Subsidiary Companies

intermediate-term commitments (one month to three years). Any residual needs will be purchased from the short-term market (one hour to one month).

      Pursuant to the mandates of the Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into power purchase agreements with NUGs for the purchase of energy and capacity for terms of up to 20 years. The NJBPU Summary Order provides JCP&L full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $3.3 billion (JCP&L $1.7 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheets for above-market NUG costs. These amounts are offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

      In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at December 31, 2000 of $191 million. To the extent Penelec incurs above-market NUG costs in excess of the CTC revenues allocated for such costs, Penelec may withdraw amounts from the trust.

Basic Generation Service Provider

      JCP&L is required to provide basic generation services (BGS) to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS service will be bid out at BGS rates, which are pre-determined through July 31, 2003. The specific details of the BGS bidding process will be the subject of a future NJBPU proceeding. Under its Summary Order, JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing BGS to non-shopping customers exceed amounts currently reflected in its rates for BGS.

Provider of Last Resort

      Under the 1998 PaPUC Restructuring Orders, Met-Ed and Penelec customers have been permitted to shop for their generation supplier since January 1, 1999. The PaPUC approved a competitive bid process designed to assign PLR service to licensed generation suppliers, referred to as Competitive Default Service (CDS), for 20% of Met-Ed's and Penelec's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003. Any retail customers assigned to CDS may return to Met-Ed and Penelec as the default PLR. Met-Ed and Penelec may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed's and Penelec's rate cap.

      In February 2000, Met-Ed and Penelec announced that they had not received any bids in response to their offer to auction CDS service for up to 20% of their retail customers and, as a result, would be increasing their forward purchasing of electric power to accommodate these customers for whom they will now continue to be the default supplier. At the PaPUC's direction, Met-Ed and Penelec initiated a collaborative process in June 2000 with all interested parties from the 1998 Restructuring Orders, including the PaPUC, to address the companies' PLR risks. This process was concluded without resolution of the issues surrounding the companies' PLR risk.

GPU, Inc. and Subsidiary Companies

      In 2000, the lack of bidders required Met-Ed and Penelec to supply 550 MW (Met-Ed 250 MW; Penelec 300 MW) of electric power more than they had planned. In addition, customers requiring approximately 600 MW (Met-Ed 240 MW; Penelec 360
MW) of power returned to Met-Ed and Penelec from their alternate suppliers for the peak Summer months. During that same period, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped generation rates. This situation resulted in GPU's Pennsylvania supply business recording a loss for 2000 of approximately $28 million (Met-Ed $14 million; Penelec $14 million) after-tax, or $0.22 per share.

      Under the terms of their restructuring settlements, Met-Ed and Penelec are required to seek alternative providers through a CDS bidding process for a portion of their customers again in 2001. Should the 2001 CDS bidding process be successful, then up to 40% of Met-Ed's and Penelec's customers would be served by third party energy providers starting on June 1, 2001. However, if the bidding process is not successful and wholesale energy prices remain high, and Met-Ed and Penelec are not granted state regulatory relief, the companies expect substantial earnings losses to continue, as well as a reduction of cash flow. Based on their current projection of returning customers to whom they must supply electricity under their PLR obligations, Met-Ed and Penelec presently estimate approximately 800 MW (Met-Ed 410 MW; Penelec 390 MW) of additional load will return to them by June 1, 2001. If this projection proves to be correct, Met-Ed and Penelec estimate that the cost of providing energy to Pennsylvania customers, including the returning 800 MW of load, could result in GPU's Pennsylvania supply business recording a loss for 2001 of approximately $120 million (Met-Ed $60 million; Penelec $60 million) after-tax, or $1 per share, based on the companies' current assessment of market energy prices. Met-Ed and Penelec also estimate that if all their shopping customers were to return by June 1, 2001, their supply business losses could be up to approximately $150 million (Met-Ed $80 million; Penelec $70 million) after-tax, or $1.25 per share.

      Given this situation, on November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of established generation rate caps. Various parties to the proceeding filed motions to dismiss the petition. On January 19, 2001, Met-Ed and Penelec made a further request that they be permitted to implement their proposed deferral mechanism pending the PaPUC's final action on their petition. On January 24, 2001, the PaPUC denied, without prejudice, the motions to dismiss Met-Ed's and Penelec's petition and recommended that the companies provide support for a rate cap exception based on the criteria in the Customer Choice and Competition Act. In addition, the PaPUC consolidated the petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule, which establishes a May 2001 date for a PaPUC order in both cases. In February 2001, Met-Ed and Penelec filed a supplement to their petition and supporting testimony which they believe establish that the PaPUC should grant them exceptions to their rate caps. In addition, Met-Ed and Penelec stated that as an alternative to the deferral mechanism they previously proposed, the circumstances would warrant an immediate increase in their present rate caps. There can be no assurance regarding the degree, if any, to which Met-Ed and Penelec may be able to recover their costs to supply electricity in excess of amounts currently reflected in their capped rates.

GPU, Inc. and Subsidiary Companies

GPU Energy Supply Market Risk
-----------------------------

      With the divestiture of essentially all their generating plants, the GPU Energy companies are in a net short position (load in excess of supply). Consequently, the GPU Energy companies must manage their purchase and sale of installed capacity and ancillary services to minimize business risk associated with their reliability obligation in PJM. Supply/risk management transactions will be made based on the objective of decreasing price uncertainty. The GPU Energy companies will enter into supply/hedging market arrangements for hedging purposes only.

Electricity

      The GPU Energy companies are generally at risk of rising prices for electricity and electricity-related products and services. These risks may differ during some months of the year. To manage these risks, the GPU Energy companies employ a portfolio approach which primarily consists of two party forward purchases and options, but may also include NYMEX PJM electricity futures and similar instruments, as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

      The GPU Energy companies' electricity market risks can be price-related, volume-related or cost recovery-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase amounts of electricity, installed capacity and ancillary services for load requirements from the PJM interchange spot market. To the extent the GPU Energy companies must rely on the PJM pool to satisfy load requirements, financial exposure exists for the difference between the PJM energy and installed capacity spot market prices and the fixed rates paid by customers.

- Volume-related risk refers to the uncertainty associated with the amount of load the GPU Energy companies are required to serve. Deregulation of the electric utility industry has resulted in the ability of customers to purchase electricity from other electric suppliers. This customer shopping, combined with weather changes, which affect customer energy usage, can affect the GPU Energy companies' position.

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's deferred energy and capacity cost recovery mechanism (Market Transition Charge). Cost recovery-related risk also refers to the prudency risk associated with future NUG cost recovery under the Restructuring Orders approved by the PaPUC and the NJBPU which require continued mitigation of above-market NUG costs.

Natural Gas

      GPU Energy purchases natural gas for JCP&L's Forked River generating facility. In addition, as part of its NUG cost mitigation program, GPU Energy also manages the natural gas requirements of certain NUGs that produce and sell energy to JCP&L under long-term contracts. Prudently incurred costs associated with natural gas commodity and transportation are included in JCP&L's BGS costs to be recovered through BGS charges and the Market Transition Charge.

GPU, Inc. and Subsidiary Companies

      GPU Energy employs a portfolio approach consisting of two party forward purchases and NYMEX natural gas futures contracts. GPU Energy is exposed to price-related, volume-related and cost recovery-related market risks for its natural gas purchases, similar to those electricity market risks previously described.

Allegheny Complaint
-------------------

      In 2000, Allegheny Electric Cooperative (AEC), a wholesale customer, filed a complaint with the Federal Energy Regulatory Commission (FERC) against Penelec claiming, among other things, that Penelec should not be permitted to charge AEC increased purchased power costs which Penelec has incurred following Penelec's divestiture of its generating plants.

      On January 5, 2001, Penelec and AEC entered into a settlement agreement, which is subject to approval by FERC and the Rural Utilities Service. Under the agreement, Penelec would no longer be obligated to supply energy to AEC under its existing wheeling and power supply contract, effective March 2001. In addition, in February 2001 Penelec paid AEC $16 million, subject to refund in the event the agreement is not approved or AEC defaults on certain of its obligations in the agreement.


                              ENVIRONMENTAL MATTERS
                              ---------------------

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities.

      GPU records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At December 31, 2000, the GPU Energy companies have liabilities recorded on their balance sheets for environmental remediation totaling $66 million (JCP&L $56 million; Met-Ed $2 million; Penelec $8 million).

      For more information, see the Environmental Matters section of Note 12, Commitments and Contingencies, of the Combined Notes to Consolidated Financial Statements.


                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS
                      -------------------------------------

      As a result of the 1979 Three Mile Island Unit 2 (TMI-2) accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against GPU, Inc. and the GPU Energy companies. Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

GPU, Inc. and Subsidiary Companies

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by GPU, Inc., the GPU Energy companies and the plaintiffs.

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

      Oral arguments on the plaintiffs' appeal were held in January 2001. There can be no assurance as to the outcome of this litigation.

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

      On May 24, 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings which essentially deregulated the electric generation portion of JCP&L's business. Accordingly, in the second quarter of 1999, JCP&L discontinued the application of FAS 71 and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and EITF Issue 97-4 with respect to its electric generation operations. In 1998,

GPU, Inc. and Subsidiary Companies

Met-Ed and Penelec, in conjunction with receiving their Restructuring Orders, discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF 97-4 for their generation operations. The transmission and distribution portion of the GPU Energy companies' operations continues to be subject to the provisions of FAS 71.

      Statement of  Financial  Accounting  Standards  No. 133,  "Accounting  for
Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) provides an exemption for certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, certain criteria must be met, including that it must be probable that the contract will result in physical delivery. GPU adopted FAS 133 on January 1, 2001.

      GPU's use of derivative instruments is intended to manage the risk of fluctuations in commodity prices, interest rates and foreign currencies. GPU does not intend to hold or issue derivative instruments for trading purposes. GPU enters into fixed-price contracts for future purchases of electricity and natural gas with individual counterparties or through traded exchanges. The majority of these commodity contracts entered into by GPU are considered "normal purchases," as defined by FAS 133, and, therefore, are excluded from the statement's scope. Commodity contracts accounted for as derivatives under FAS 133 are designated as cash flow hedges of the underlying commodity purchases, to the extent they qualify for such treatment. FAS 133 requires that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of Other Comprehensive Income, net of tax. GPU also enters into third party energy option contracts. These derivative instruments are accounted for as cash flow hedges of the underlying commodity purchases, to the extent they are effective hedges. Upon adoption of this statement at January 1, 2001, the impact of FAS 133 as it relates to forward, futures and option contracts was immaterial to GPU's earnings or financial position.

      To hedge against high transmission rates along certain routes during periods of high congestion, GPU enters into fixed transmission rights (FTRs) agreements. Upon adoption of FAS 133 at January 1, 2001, the impact of this statement as it relates to FTRs was immaterial to GPU's earnings or financial position.

      GPU uses various types of interest rate swaps to convert floating-rate loans to fixed rates. These instruments are accounted for as cash flow hedges, to the extent they are effective hedges. Upon adoption of this statement on January 1, 2001, derivative liabilities of approximately $7 million (Penelec $1 million; GPU Power $1.5 million; GPU Electric $4.5 million)were recognized on the Consolidated Balance Sheet, with an offset, net of tax, of $5 million (Penelec $1 million; GPU Power $1.5 million; GPU Electric $2.5 million) to Accumulated other comprehensive income and a $2 million (GPU Electric) charge to income.

GPU, Inc. and Subsidiary Companies

      GPU uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. Upon adoption of FAS 133 on January 1, 2001, derivative assets of approximately $54 million (GPU Power
UK) were recognized on the Consolidated Balance Sheet, with an offset, net of tax, to Accumulated other comprehensive income.

GPU, Inc. and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of GPU, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of GPU, Inc. and Subsidiary Companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001



GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                                 (In Thousands)
                                                                  December 31,
                                                               2000          1999
-------------------------------------------------------------------------------------


ASSETS
Utility Plant:
  Utility plant in service                                 $10,138,233    $11,766,446
  Accumulated depreciation                                  (3,246,175)    (3,929,963)
                                                            ----------     ----------
      Net utility plant in service (Note 1)                  6,892,058      7,836,483
  Construction work in progress                                153,417        170,317
  Other, net                                                    16,572         18,128
                                                            ----------     ----------
      Net utility plant                                      7,062,047      8,024,928
                                                            ----------     ----------

Other Property and Investments:
  Goodwill, net (Note 1)                                     1,986,449      2,615,301
  Nuclear decommissioning trusts, at market (Note 12)          367,805        636,284
  Nuclear fuel disposal trust, at market                       126,336        119,293
  Other, net                                                   765,783        923,171
                                                            ----------     ----------
      Total other property and investments                   3,246,373      4,294,049
                                                            ----------     ----------

Current Assets:
  Cash and temporary cash investments                          392,004        471,548
  Marketable securities                                         17,114         26,946
  Special deposits                                             126,149         42,687
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of $92,714 for 2000 and $59,403 for 1999                 540,166        445,745
    Other                                                      162,048        185,968
  Unbilled revenues (Note 1)                                   221,810        152,263
  Cost and estimated earnings in excess of
    billings on uncompleted contracts (Note 1)                  29,377            -
  Materials and supplies, at average cost or less               79,679        101,255
  Deferred income taxes (Note 8)                                33,857         72,249
  Prepayments                                                  154,775        141,352
                                                            ----------     ----------
      Total current assets                                   1,756,979      1,640,013
                                                            ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)                      5,033,004      4,716,246
  Deferred income taxes (Note 8)                             1,732,537      2,528,393
  Other                                                        431,521        494,203
                                                            ----------     ----------
      Total deferred debits and other assets                 7,197,062      7,738,842
                                                            ----------     ----------




      Total Assets                                        $19,262,461     $21,697,832
                                                           ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                                   (In Thousands)
                                                                    December 31,
                                                               2000           1999
-------------------------------------------------------------------------------------


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   331,958    $   331,958
  Capital surplus                                            1,014,326      1,011,721
  Retained earnings                                          2,395,384      2,426,350
  Accumulated other comprehensive income/(loss)                (62,624)        (6,341)
                                                            ----------     ----------
      Total                                                  3,679,044      3,763,688
  Reacquired common stock, at cost                            (357,994)      (298,735)
                                                            ----------     ----------
      Total common stockholders' equity (Note 5)             3,321,050      3,464,953
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                                   51,500         73,167
    Without mandatory redemption                                12,649         12,649
  Subsidiary-obligated mandatorily redeemable
    preferred securities (Note 4)                              125,000        125,000
  Subsidiary-obligated trust preferred securities (Note 4)     200,000        200,000
  Long-term debt (Note 3)                                    3,917,069      5,261,070
                                                            ----------     ----------
      Total capitalization                                   7,627,268      9,136,839
                                                            ----------     ----------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)                 992,090        581,147
  Notes payable (Note 2)                                     1,480,667      1,761,395
  Bank overdraft (Note 1)                                      276,456        224,585
  Obligations under capital leases (Note 11)                       485         48,165
  Accounts payable                                             481,712        468,825
  Billings in excess of cost and estimated
    earnings on uncompleted contracts (Note 1)                  21,315            -
  Taxes accrued                                                 37,604        309,509
  Interest accrued                                              95,083         76,246
  Other                                                        447,154        732,110
                                                            ----------     ----------
      Total current liabilities                              3,832,566      4,201,982
                                                            ----------     ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                             3,093,826      3,563,078
  Unamortized investment tax credits                            44,344         61,364
  Three Mile Island Unit 2 future costs (Note 12)              514,922        496,944
  Power purchase contract loss liability (Note 12)           3,273,968      3,300,878
  Other                                                        875,567        936,747
                                                            ----------     ----------
      Total deferred credits and other liabilities           7,802,627      8,359,011
                                                            ----------     ----------


Commitments and Contingencies (Note 12)


      Total Liabilities and Capitalization                 $19,262,461    $21,697,832
                                                            ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME
                                                       (In Thousands, Except Per Share Data)
                                                           For The Years Ended December 31,
                                                           2000         1999           1998
-----------------------------------------------------------------------------------------------


Operating Revenues (Note 1)                              $5,196,256   $4,757,124     $4,248,792
                                                         ----------   ----------     ----------

Operating Expenses:
  Fuel                                                       62,630      304,621        407,105
  Power purchased and interchanged                        2,196,847    1,305,521      1,122,841
  Deferred costs, net (Note 1)                             (229,321)     (38,108)       (25,542)
  Other operation and maintenance (Note 9)                1,372,447    1,443,109      1,106,913
  Net loss on sale of businesses (Note 6)                   239,510          -              -
  Depreciation and amortization (Note 1)                    548,259      542,939        522,094
  Taxes, other than income taxes (Note 9)                   221,237      190,212        219,302
                                                         ----------   ----------     ----------
       Total operating expenses                           4,411,609    3,748,294      3,352,713
                                                         ----------   ----------     ----------

Operating Income                                            784,647    1,008,830        896,079
                                                         ----------   ----------     ----------

Other Income and Deductions:
  Allowance for other funds used during construction            747          432            916
  Equity in undistributed earnings of affiliates, net        28,456       89,746         72,012
  Other income, net                                         149,635       85,616         48,366
                                                         ----------   ----------     ----------
       Total other income and deductions                    178,838      175,794        121,294
                                                         ----------   ----------     ----------

Income Before Interest Charges
  and Preferred Dividends                                   963,485    1,184,624      1,017,373
                                                         ----------    ---------     ----------

Interest Charges and Preferred Dividends:
  Long-term debt and notes payable                          510,826      432,368        345,172
  Subsidiary-obligated trust preferred securities            13,690        8,345          -
  Subsidiary-obligated mandatorily
   redeemable preferred securities                           10,700       24,627         28,888
  Other interest                                             10,655       10,048          8,277
  Allowance for borrowed funds used
   during construction                                       (2,506)      (3,897)        (4,348)
  Preferred stock dividends of subsidiaries,
   inclusive of $2,116 loss on 1999 reacquisitions            6,904       11,006         11,243
                                                         ----------   ----------     ----------
       Total interest charges and preferred dividends       550,269      482,497        389,232
                                                         ----------   ----------     ----------

Income Before Income Taxes and Minority Interest            413,216      702,127        628,141
  Income taxes (Note 8)                                     176,807      239,623        240,089
  Minority interest net income                                2,871        3,490          2,171
                                                         ----------   ----------     ----------

Income Before Extraordinary Item                            233,538      459,014        385,881
  Extraordinary item, net of income tax benefit of
   $16,300 (Note 6)                                             -            -          (25,755)
                                                         ----------   ----------     ----------
Net Income                                               $  233,538   $  459,014     $  360,126
                                                         ==========   ==========     ==========

Basic -   Earnings Per Average Common Share
           Before Extraordinary Item                     $     1.92   $     3.66     $     3.03
          Extraordinary Item                                    -            -            (0.20)
                                                         ----------   ----------     ----------
          Earnings Per Average Common Share              $     1.92   $     3.66     $     2.83
                                                         ==========   ==========     ==========
          Average Common Shares Outstanding                 121,161      125,368        127,093
                                                         ==========   ==========     ==========

Diluted - Earnings Per Average Common Share
           Before Extraordinary Item                     $     1.92   $     3.66     $     3.03
          Extraordinary Item                                    -            -           (0.20)
                                                         ----------   ----------     ----------
          Earnings Per Average Common Share              $     1.92   $     3.66     $     2.83
                                                         ==========   ==========     ==========
          Average Common Shares Outstanding                 121,259      125,570        127,312
                                                         ==========   ==========     ==========

Cash Dividends Paid Per Share                            $    2.165   $    2.105     $    2.045
                                                         ==========   ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  (In Thousands)
                                                        For The Years Ended December 31,
                                                          2000        1999         1998
---------------------------------------------------------------------------------------------


Net income                                                $233,538    $459,014    $360,126
                                                           -------     -------     -------
Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized (loss)/gain on investments                (20,779)      5,838       8,987
  Foreign currency translation                             (31,884)     13,859      (9,461)
  Minimum pension liability                                 (3,620)      5,266      (1,534)
                                                           -------     -------     -------
     Total other comprehensive (loss)/income               (56,283)     24,963      (2,008)
                                                           -------     -------     -------
Comprehensive income                                      $177,255    $483,977    $358,118
                                                           =======     =======     =======


      The net unrealized loss on investments, reflected above for 2000, is due to the reclassification of previous unrealized gains totaling $31.8 million, from Accumulated other comprehensive income to Regulatory assets, net on the Consolidated Balance Sheets. See Nuclear Plant Retirement Costs section of Note 12, Commitments and Contingencies.








CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                  (In Thousands)
                                                          For The Years Ended December 31,
                                                           2000         1999       1998
-------------------------------------------------------------------------------------------


Balance at beginning of year                            $2,426,350  $2,230,425  $2,140,712
  Net income                                               233,538     459,014     360,126
  Cash dividends declared on common stock                 (264,504)   (263,089)   (263,561)
  Other adjustments, net                                        -           -       (6,852)
                                                         ---------   ---------   ---------
Balance at end of year                                  $2,395,384  $2,426,350  $2,230,425
                                                         =========   =========   =========







The accompanying notes are an integral part of the consolidated financial statements.



GPU, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (In Thousands)
                                                            For The Years Ended December 31,
                                                            2000          1999          1998
-----------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                            $  233,538    $  459,014    $   360,126
  Extraordinary item (net of income tax
    benefit of $16,300)                                        -             -           25,755
                                                        ----------    ----------     ----------
  Income before extraordinary item                         233,538       459,014        385,881
   Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          583,804       568,832        552,795
    Provision for doubtful accounts                         66,516        25,091        16,169
    Regulatory assets, net                                (189,968)      (20,123)       (65,959)
    Amortization of property under capital leases           11,472        47,584         49,913
    Gain on restructured supply agreement                  (42,781)          -              -
    NJBPU / PaPUC restructuring rate orders                (66,130)      115,000         68,500
    Loss/(Gain) on sale of businesses / investments        232,059       (64,019)       (43,548)
    Equity in undistributed earnings of affiliates,
      net of distributions received                         14,036       (62,170)       (44,621)
    Deferred income taxes and investment tax
      credits, net                                         344,177      (717,768)      (165,860)
    Deferred costs, net                                   (229,321)      (37,841)       (24,482)
  Changes in working capital:
    Receivables                                           (235,654)     (109,373)        75,116
    Materials and supplies                                  13,381        81,297            704
    Special deposits and prepayments                       (16,772)       42,247        (18,514)
    Payables and accrued liabilities                      (168,781)      (22,972)       (18,645)
  Nonutility generation contract buyout costs               (5,660)      (94,034)       (54,018)
  Other, net                                                30,900       (59,513)        79,435
                                                        ----------    ----------     ----------
      Net cash provided by operating activities            574,816       151,252        792,866
                                                        ----------    ----------     ----------

Investing Activities:
  Acquisitions, net of cash acquired                      (220,243)   (1,670,739)          -
  Capital expenditures and investments                    (570,574)     (460,952)      (468,223)
  Proceeds from sale of businesses / investments         1,459,576     2,581,151        160,244
  Contributions to nonutility generation trusts                -        (266,701)           -
  Proceeds from nonutility generation trusts                75,991           -              -
  Contributions to decommissioning trusts                 (139,184)     (168,657)       (51,039)
  Trust fund established for repayment of debt            (112,634)          -              -
  Other, net                                                (4,142)       61,560        (37,876)
                                                        ----------    ----------     ----------
       Net cash provided/(required)
         by investing activities                           488,790        75,662       (396,894)
                                                        ----------    ----------     ----------

Financing Activities:
  Issuance of long-term debt                               491,587     1,787,094        749,724
  Retirement of long-term debt                          (1,086,086)   (1,883,850)    (1,036,110)
  Increase/(Decrease) in notes payable, net               (119,654)      882,352        (62,292)
  Issuance of subsidiary-obligated trust
    preferred securities                                       -         193,070            -
  Redemption of subsidiary-obligated mandatorily
    redeemable preferred securities                            -        (205,383)           -
  Redemption of preferred stock of subsidiaries            (21,667)      (60,944)       (15,000)
  Capital lease principal payments                         (48,515)      (51,040)       (50,663)
  Issuance of common stock                                     -             -          269,448
  Reacquisition of common stock                            (71,913)     (225,821)           -
  Dividends paid on common stock                          (262,965)     (264,448)      (258,058)
                                                        ----------    ----------     ----------
       Net cash provided/(required)
         by financing activities                        (1,119,213)      171,030       (402,951)
                                                        ----------    ----------     ----------
Effect of exchange rate changes on cash                    (23,937)          849         (5,365)
                                                        ----------    ----------     ----------
Net increase/(decrease) in cash and temporary cash
  investments from above activities                        (79,544)      398,793        (12,344)
Cash and temporary cash investments, beginning of year     471,548        72,755         85,099
                                                        ----------    ----------     ----------
Cash and temporary cash investments, end of year        $  392,004    $  471,548     $   72,755
                                                        ==========    ==========     ==========
Supplemental Disclosure:
  Interest and preferred dividends paid                 $  548,989    $  459,496     $  370,303
                                                        ==========    ==========     ==========
  Income taxes paid                                     $   99,116    $  702,355     $  333,994
                                                        ==========    ==========     ==========
  New capital lease obligations incurred                $   41,580    $   37,662     $   37,793
                                                        ==========    ==========     ==========
  Common stock dividends declared but not paid          $   65,095    $   64,557     $   65,917
                                                        ==========    ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

GPU, Inc. and Subsidiary Companies


                    COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU Power, Inc. and its subsidiaries (GPU Power) develop, own and operate generation facilities in foreign countries. Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which is involved in retail energy sales; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies; GPU Diversified Holdings LLC; and GPU Nuclear, Inc. (GPUN). All of these companies considered together are referred to as "GPU."

      In 2000, GPU, Inc. sold GPU PowerNet, its Australian electric transmission company, to Singapore Power International (SPI). In addition, GPU, Inc. sold GPU International, Inc. (GPUI) to Aquila Energy Corporation (Aquila). This sale included GPUI's interests in six domestic electric generating plants, and one development stage project. For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items.


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

GPU, Inc. and Subsidiary Companies

interest). All significant intercompany transactions and accounts are eliminated in consolidation. GPU also uses the equity method of accounting for investments in affiliates in which it has the ability to exercise significant influence.

      GPU began accounting for GPU Power UK as a consolidated entity in the third quarter of 1999, following its acquisition of the remaining 50% ownership interest from Cinergy Corp. (Cinergy).

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

                                    REVENUES
                                    --------

      GPU recognizes operating revenues for services rendered to the end of the relevant accounting period. Therefore, the electric operating revenues of GPU Electric and the GPU Energy companies include an estimate for unbilled revenues.

      MYR recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost. Contract cost includes

GPU, Inc. and Subsidiary Companies

all  direct  material,  subcontract  and labor  costs and those  indirect  costs related to contract performance, such as supplies, tool repairs and depreciation. MYR charges selling, general and administrative costs, including indirect costs associated with maintaining district offices, to expense as incurred.

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

            CLASSIFICATION OF CURRENT ASSETS AND CURRENT LIABILITIES
            --------------------------------------------------------

      The length of MYR's contracts vary, with some larger contracts exceeding one year. In accordance with industry practice, MYR includes in current assets and current liabilities amounts realizable and payable under contracts which may extend beyond one year.

                                 DEFERRED COSTS
                                 --------------

      JCP&L recovers its prudently incurred generation-related costs, including nonutility generation (NUG) costs, through a Basic Generation Service (BGS) charge and a Market Transition Charge (MTC), and defers any differences between actual costs and amounts recovered from customers through rates. Met-Ed and Penelec use deferred accounting for the above-market portion of NUG costs which are collected through the Competitive Transition Charge (CTC).

      On November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking recovery of their power purchase costs in excess of established rate caps. Currently, Met-Ed and Penelec do not have authority to defer these costs for future recovery. The PaPUC consolidated this petition for consideration with the GPU/FirstEnergy Corp. (FirstEnergy) merger proceeding, which establishes a May 2001 date for a PaPUC order in both cases, based on the current merger procedural schedule.

                                  UTILITY PLANT
                                  -------------

      Prior to the sale of the Oyster Creek Nuclear Generation Station (Oyster Creek) in 2000, the plant was written down to its sale price of $10 million. All other utility plant, including the GPU Energy companies' remaining generation plants, and additions are valued at cost. The assets of acquired companies are carried at their fair value as of the acquisition date, less accumulated depreciation.

                                  DEPRECIATION
                                  ------------

      GPU generally provides for depreciation at annual rates determined and revised periodically, on the basis of studies, to be sufficient to depreciate the original cost of depreciable property over estimated remaining service lives, which are generally longer than those employed for tax purposes.

GPU, Inc. and Subsidiary Companies

These  rates,  on an  aggregate  composite  basis,  resulted in annual  rates as follows:
                       GPU       JCP&L    Met-Ed      Penelec
                       ---       -----    ------      -------
          2000         3.16%     3.30%    2.87%       2.72%
          1999         2.96%     2.94%    3.01%       2.81%
          1998         3.43%     3.65%    3.53%       3.25%

GPU GasNet uses the volumetric depreciation method to amortize the cost of its gas pipeline.

                              AMORTIZATION POLICIES
                              ---------------------

Accounting for TMI-2 and Forked River Investments:
-------------------------------------------------

      At December 31, 2000, $55 million is included in Regulatory assets, net on the Consolidated Balance Sheets for JCP&L's investment in Three Mile Island Unit 2 (TMI-2). JCP&L is collecting annual revenues for the amortization of TMI-2 of $9.6 million. This level of revenue will be sufficient to recover the remaining investment by 2008. Met-Ed and Penelec have collected all of their TMI-2 investment attributable to retail customers. At December 31, 2000, $48 million is included in Regulatory assets, net on the Consolidated Balance Sheets for JCP&L's Forked River project. JCP&L is collecting annual revenues for the amortization of this project of $11.2 million, which will be sufficient to recover its remaining investment by 2006. Because JCP&L has not been provided revenues for a return on the unamortized balances of the damaged TMI-2 facility and the cancelled Forked River project, these investments are being carried at their discounted present values.

Nuclear Fuel:
------------

      Prior to the sale of Three Mile Island Unit 1 (TMI-1) in 1999 and Oyster Creek in 2000, the GPU Energy companies amortized nuclear fuel on a unit-of-production basis and rates were determined and periodically revised to amortize the cost of the fuel over its useful life.

      At December 31, 2000 and 1999, the liability of the GPU Energy companies for future contributions to the Federal Decontamination and Decommissioning Fund for the cleanup of uranium enrichment plants operated by the Federal Government amounted to $22 million (JCP&L $14 million; Met-Ed $5 million; Penelec $3 million) and $25 million (JCP&L $15 million; Met-Ed $7 million; Penelec $3 million), respectively, and is primarily reflected in Deferred Credits and Other Liabilities - Other. Annual contributions, which began in 1993, are being made over a 15-year period. JCP&L is recovering these costs from customers through its BGS and MTC rates. Met-Ed and Penelec are not recovering these costs in rates.

Goodwill:
--------

      Goodwill, resulting from GPU's purchase of various businesses, is recorded on the Consolidated Balance Sheets and amortized to expense, on a straight-line basis, over its useful life not to exceed 40 years. Goodwill amortization expense amounted to $54.7 million, $51.6 million and $14 million for the years ended December 31, 2000, 1999 and 1998, respectively. GPU periodically reviews undiscounted projections of future cash flows from operations to assess whether any potential intangible impairment exists on its goodwill. For additional information of goodwill resulting from acquisitions, see Note 7, Acquisitions.

GPU, Inc. and Subsidiary Companies

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

      The total liability under these contracts, including interest, at December 31, 2000, all of which relates to spent nuclear fuel from nuclear generation through April 1983, amounted to $210.1 million (JCP&L $157 million; Met-Ed $35.4 million; Penelec $17.7 million), and is reflected in Deferred Credits and Other Liabilities - Other. As the actual liability is substantially in excess of the amount recovered to date from ratepayers, the GPU Energy companies have reflected such excess in Regulatory assets, net. The distribution rates presently charged to customers provide for the collection of these costs, plus interest, over a remaining period of seven years for JCP&L. For Met-Ed and Penelec, these costs are a component of their respective CTC. The GPU Energy companies' current rates provide for the recovery of costs for spent nuclear fuel disposal costs resulting from nuclear generation subsequent to April 1983.

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

                             DERIVATIVE INSTRUMENTS
                             ----------------------

      GPU's use of derivative instruments is intended to manage the risk of price, interest rate and foreign currency fluctuations. GPU does not intend to hold or issue derivative instruments for trading purposes.

Commodity Derivatives:
---------------------

      The GPU Energy companies use New York Mercantile Exchange (NYMEX) futures and Over-the-Counter (OTC) forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity. The GPU Energy companies also manage the natural gas requirements of certain NUG facilities that generate and sell energy to JCP&L

GPU, Inc. and Subsidiary Companies

under long-term contracts. These commodity derivatives qualify for hedge accounting treatment under current accounting rules since price movements of GPU, Inc. and Subsidiary Companies the commodity derivatives are highly correlated with the underlying hedged commodities and the transactions are designated as hedges at inception. Accordingly, under the deferral method of accounting, gains and losses related to commodity derivatives are recognized in Power purchased and interchanged in the Consolidated Statements of Income when the hedged transaction closes or if the commodity derivative is no longer sufficiently correlated. Prior to income or loss recognition, deferred gains and losses relating to these transactions are recorded in Current Assets or Current Liabilities in the Consolidated Balance Sheets.

Interest Rate Swap Agreements:
-----------------------------

      Penelec and GPU Electric (through GPU GasNet and GPU Power UK) use interest rate swap agreements to manage the risk of increases in variable interest rates. As of December 31, 2000, these agreements covered approximately $528 million (Penelec $50 million; GPU Electric $478 million) of debt, and were scheduled to expire on various dates through June 2006. Differences between the amounts paid and received under interest rate swaps are recorded as adjustments to the interest expense of the underlying debt since the swaps are related to specific assets, liabilities or anticipated transactions. All of the agreements effectively convert variable rate debt to fixed rate debt. For the year ended December 31, 2000, fixed rate interest expense exceeded variable rate interest by approximately $0.3 million (Penelec $0.1 million; GPU Electric $0.2 million).

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings (Avon). These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. Interest expense is recorded based on the fixed sterling interest rate. As of December 31, 2000, these currency swap agreements covered BP 517 million (US $850 million) of debt. Interest expense would have been BP 37.8 million (US $57.3 million) as compared to British pounds (BP) 38.6 million (US $58.4 million) for the year ended December 31, 2000 had these agreements not been in place.

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

GPU, Inc. and Subsidiary Companies

exchange rate changes on cash balances held in foreign currencies are reported as a separate line item on the Consolidated Statements of Cash Flows.

      Avon and GPU Power UK have a formal agreement with a United Kingdom bank, under which they maintain available cash balances in a number of subsidiary bank accounts and an overdraft in the main GPU Power UK operating account. The overdraft balance was $276.5 million as of December 31, 2000, while total cash at GPU Power UK was $314.3 million. Since GPU Power UK manages the overdraft balance in such a way that it does not exceed the available cash balances in the other associated accounts, no interest or fees are paid under this arrangement. In effect, GPU Power UK uses the overdraft facility to utilize the available cash in the other bank accounts. The overdraft position and the offsetting cash balances subject to this arrangement are shown on the Consolidated Balance Sheets in Bank overdraft and Cash and temporary cash investments, respectively.


2.  SHORT-TERM BORROWING ARRANGEMENTS

     At December 31, 2000 and 1999, short-term debt outstanding consisted of the following:


                                          2000                   1999
                                 ---------------------  ----------------------
                                   Balance   Weighted     Balance    Weighted
Company          Facility        Outstanding Avg. Rate  Outstanding  Avg. Rate
-------          --------        ----------- ---------  -----------  ---------
                                (in millions)          (in millions)

GPU, Inc.     Bank Loans           $  113       7.2%     $  123         7.0%
JCP&L         Bank Loans                2       7.0           -         -
              Commercial Paper         27       7.4           -         -
Met-Ed        Commercial Paper         47       6.8           -         -
Penelec       Commercial Paper         56       6.7          54         6.9
MYR           Bank Loans               36       7.2           -         -
GPU Electric  Bank Loans              476       7.0         366         6.1
              Commercial Paper/
                Medium Term Notes     724       8.0       1,218         6.5
                                    -----                 -----
              Total                $1,481                $1,761
                                    =====                 =====

GPU's weighted average interest rate on the short-term borrowings was 7.5% and 6.5% at December 31, 2000 and 1999, respectively.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates. In addition, commitment fees or facility fees are determined by market rates at the time the facility is put in place, and can change based on the borrower's current bond rating.

      In recent months, certain aspects of California's restructuring plan have created instability and price volatility in the electricity market, negatively affecting the California electric utilities. These utilities have defaulted on various contractual and financial obligations and have experienced rapid deterioration of their credit quality. Reaction of the financial markets, which did not anticipate the rapid deterioration of the California utilities' financial condition, has included a careful review of overall credit exposure to the electric utility industry.

      Furthermore, Met-Ed's and Penelec's energy cost exposure related to their provider of last resort (PLR) obligation in Pennsylvania has negatively affected Met-Ed's and Penelec's earnings. Consequently, the amount of new

GPU, Inc. and Subsidiary Companies

financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been and renewal or refinancing of existing credit facilities will likely require GPU's acceptance of higher pricing and/or more restrictive terms and conditions. The credit facilities that expire in 2001 include: $465 million available to GPU, Inc. and the GPU Energy companies under a $250 million revolving credit agreement and various committed bank lines of credit; $1 billion under GPU Capital, Inc.'s (GPU Capital) senior revolving credit agreement; $180 million under GPU Australia Holdings, Inc.'s (GPU Australia Holdings) senior revolving credit agreement; and $366 million under EI UK Holdings, Inc.'s two year term loan agreement.

      In addition, primarily as a result of these conditions (the companies' PLR exposure and the negative publicity surrounding the California utilities), in early 2001 Met-Ed and Penelec began experiencing difficulty in selling their commercial paper with maturities longer than overnight. Under normal circumstances, they issue commercial paper having maturities of up to 30 days or longer, if desired. As a result, Met-Ed and Penelec have temporarily withdrawn from the commercial paper market, and instead have resorted to borrowing against their various bank lines of credit.

GPU, Inc. and GPU Energy companies

      GPU, Inc. and the GPU Energy companies have available $465 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec can issue commercial paper in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $266 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time. As of December 31, 2000, GPU, Inc. and the GPU Energy companies had $113 million and $132 million (JCP&L $29 million; Met-Ed $47 million; Penelec $56 million), respectively, of short-term debt outstanding.

GPU Electric

      GPU Capital has a $1 billion 364-day senior revolving credit agreement due in November 2001 supporting the issuance of commercial paper for its $1 billion commercial paper program, which has been established to fund GPU, Inc. and GPU Electric acquisitions. GPU, Inc. has guaranteed GPU Capital's obligations under this program. At December 31, 2000 and 1999, $633 million and $768 million was outstanding under this commercial paper program, respectively, and included in Notes payable on the Consolidated Balance Sheets. In early 2001, GPU Capital refinanced the majority of this outstanding commercial paper through its standby revolving credit agreement.

      GPU Electric has a $150 million credit facility due in May 2002 to accommodate short-term borrowing needs. The facility is guaranteed by GPU, Inc. and there were no outstanding borrowings as of December 31, 2000.

      GPU Australia Holdings has $180 million available under its senior revolving credit facility, which expires in November 2001. This facility is guaranteed by GPU, Inc. In 2000, GPU Australia Holdings borrowed $176 million under this facility, which is included in Notes payable on the Consolidated Balance Sheet, to repay all outstanding obligations under its $180 million commercial paper program. There were no outstanding borrowings under this revolving credit facility as of December 31, 1999.

GPU, Inc. and Subsidiary Companies

      The above-mentioned GPU Australia Holdings commercial paper program is supported by GPU, Inc. credit facilities and GPU, Inc. has also guaranteed all obligations under this program. At December 31, 1999, $182 million was outstanding under this commercial paper program and included in Notes payable on the Consolidated Balance Sheet. No borrowings were outstanding at December 31, 2000.

      In August 2000, GPU GasNet entered into a A$750 million (US $417 million) commercial paper program to refinance maturing bank debt. In addition, GPU GasNet established a A$750 million (US $417 million) credit facility to serve as a backstop for this commercial paper program. At December 31, 2000, there was A$250 million (US $139 million) of commercial paper outstanding under this program and included in Long-term debt on the Consolidated Balance Sheet since it is management's intent to reissue this amount of commercial paper on a long-term basis.

      GPU Power UK maintains a BP 150 million (approximately US $224 million) revolving credit facility with six banks for working capital purposes, which expires at various dates through June 2005. At December 31, 2000 and 1999, there was BP 60 million (US $90 million) and BP 87 million (US $140 million) outstanding under this facility, respectively, which is included in Notes payable on the Consolidated Balance Sheets.

      In addition, GPU Power UK maintains an ongoing BP 75 million (US $112 million) bank facility for working capital purposes. Outstanding borrowings are collateralized by portions of trade accounts receivable. At December 31, 2000 and 1999, BP 75 million (US $112 million) and BP 75 million (US $121 million) was outstanding under this facility, respectively, which is included in Notes payable on the Consolidated Balance Sheets.

MYR

      MYR maintains a $50 million revolving credit facility, which expires in November 2003, of which up to $10 million is available for the issuance of standby letters of credit. As of December 31, 2000, $36 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.


3.   LONG-TERM DEBT

      At December 31, 2000 and 1999, long-term debt outstanding consisted of the following:

GPU, Inc. and Subsidiary Companies

GPU, Inc. and Subsidiary Companies
----------------------------------
                                                          (in millions)
                                                         Total        Due
2000                                       Interest       Debt      Within
----
                             Maturities     Rates     Outstanding  One Year
                             ----------     -----     -----------  --------
GPU Energy companies, GPUS
  & GPU, Inc.:
  First mortgage bonds       2001-2027    5.35-9.20%    $1,695 (1)   $   40
  Senior notes               2002-2019    5.75-7.77%       441 (2)        -
  Other long-term debt       2001-2039    7.05-7.69%       334           22

GPU Electric:
   Bank loans                2001-2014    5.98-10.5%     1,184          912
   Bonds                     2002-2008    7.38-7.46%       983            -
   Commercial
   paper/Medium
     term notes              2001-2003    5.98-10.5%       222 (3)        -

GPU Power                    2003-2022      4.5-9.5%        39            7
                                                         -----        -----

    Total                                               $4,898       $  981
                                                         =====        =====


(1)   Amount is less unamortized net discount of $3.1 million.

(2)   Amount is less unamortized net discount of $1.6 million.

(3) Amount includes $139 million of Australian commercial paper, which is included in Long-term debt on the Consolidated Balance Sheet since it is management's intent to reissue this amount on a long-term basis.



                                                          (in millions)
                                                         Total        Due
1999                                       Interest       Debt      Within
----
                             Maturities     Rates     Outstanding  One Year
                             ----------     -----     -----------  --------
GPU Energy companies & GPUS:
  First mortgage bonds(a)    2000-2027    5.35-9.48%    $1,785 (1)   $  90
  Senior notes               2004-2019    5.75-6.63%       348 (2)       -
  Other long-term debt       2000-2039    6.76-7.69%        34           -

GPU Electric:
   Bank loans                2000-2014    4.16-6.56%     2,264         475
   Bonds                     2002-2008    7.38-7.46%     1,092           -
   Medium term notes         2001-2002    6.33%            263           -
   GPUI Group                2000-2022    4.5 -7%           46           5
                                                         -----        ----

    Total                                               $5,832       $ 570
                                                         =====        ====


(1)   Amount is less unamortized net discount of $2.8 million.

(2)   Amount is less unamortized net discount of $1.8 million.

GPU, Inc. and Subsidiary Companies

JCP&L                                                     (in thousands)
-----
                                                       2000            1999
                                                    ----------      ---------
First Mortgage Bonds - Series as noted (a):

              6.04%  due 2000                      $      -       $   40,000
              6.45%  due 2001                          40,000         40,000
              9%     due 2002                          50,000         50,000
              6.375% due 2003                         150,000        150,000
              7.125% due 2004                         160,000        160,000
              6.78%  due 2005                          50,000         50,000
              8.25%  due 2006                          50,000         50,000
              6.85%  due 2006                          40,000         40,000
              7.90%  due 2007                          40,000         40,000
              7.125% due 2009                           6,300          6,300
              7.10%  due 2015                          12,200         12,200
              9.20%  due 2021                          50,000         50,000
              8.55%  due 2022                          30,000         30,000
              8.82%  due 2022                          12,000         12,000
              8.85%  due 2022                          38,000         38,000
              8.32%  due 2022                          40,000         40,000
              7.98%  due 2023                          40,000         40,000
              7.5%   due 2023                         125,000        125,000
              8.45%  due 2025                          50,000         50,000
              6.75%  due 2025                         150,000        150,000
                                                    ---------      ---------

                   Subtotal                         1,133,500      1,173,500

Amounts due within one year                           (40,000)       (40,000)
Unamortized net discount                               (2,511)        (2,752)
                                                    ---------      ---------

      Total                                         1,090,989      1,130,748
                                                    ---------      ---------

Other long-term debt
  (excludes amounts due within one year
    of $14 for 2000 and $13 for 1999)                   2,998          3,012
                                                    ---------      ---------

      Total long-term debt                         $1,093,987     $1,133,760
                                                    =========      =========

GPU, Inc. and Subsidiary Companies

Met-Ed                                                   (in thousands)
------
                                                      2000           1999
                                                   ---------      ----------
First Mortgage Bonds - Series as noted (a):

              6.2%   due 2000                      $    -         $ 30,000
              9.48%  due 2000                           -           20,000
              8.05%  due 2002                        30,000         30,000
              6.6%   due 2003                        20,000         20,000
              7.22%  due 2003                        40,000         40,000
              9.1%   due 2003                        30,000         30,000
              6.34%  due 2004                        40,000         40,000
              6.77%  due 2005                        30,000         30,000
              7.35%  due 2005                        20,000         20,000
              6.36%  due 2006                        17,000         17,000
              6.40%  due 2006                        33,000         33,000
              6.00%  due 2008                         8,700          8,700
              6.1%   due 2021                        28,500         28,500
              8.6%   due 2022                        30,000         30,000
              8.8%   due 2022                        30,000         30,000
              6.97%  due 2023                        30,000         30,000
              7.65%  due 2023                        30,000         30,000
              8.15%  due 2023                        60,000         60,000
              5.95%  due 2027                        13,690         13,690
                                                    -------        --------

                  Subtotal                          490,890        540,890

Amounts due within one year                             -          (50,000)
Unamortized net discount                                (27)           (31)
                                                    -------        -------

      Total                                         490,863        490,859
                                                    -------        -------

Other long-term debt
  (excludes amounts due within one year
    of $27 for 2000 and $25 for 1999)                 5,997          6,024
                                                    -------        -------

      Total long-term debt                         $496,860       $496,883
                                                    =======        =======



Penelec                                                  (in thousands)
-------
                                                     2000            1999
                                                   ---------      ---------
First Mortgage Bonds - Series as noted (a):

              6.125% due 2007                      $  4,110       $  4,110
              6.55%  due 2009                           -              -
              5.35%  due 2010                        12,310         12,310
              5.35%  due 2010                        12,000         12,000
              5.80%  due 2020                        20,000         20,000
              6.05%  due 2025                        25,000         25,000
                                                    -------        -------

                  Subtotal                           73,420         73,420

Amounts due within one year                             -              -
Unamortized net discount                                 (8)           (10)
                                                    -------        -------

      Total                                          73,412         73,410
                                                    -------        -------

GPU, Inc. and Subsidiary Companies

Penelec (continued)                                      (in thousands)
-------
                                                     2000            1999
                                                   ---------      ---------
Senior Notes - Series as noted:

              6.42%  due 2002                        25,000            -
              6.47%  due 2002                        25,000            -
              5.75%  due 2004                       125,000        125,000
              7.50%  due 2005                         8,000            -
              6.125% due 2009                       100,000        100,000
              7.77%  due 2010                        35,000            -
              6.625% due 2019                       125,000        125,000
                                                    -------        -------

                  Subtotal                          443,000        350,000

Unamortized net discount                             (1,597)        (1,781)
                                                    -------        -------

      Total                                         441,403        348,219
                                                    -------        -------

Other long-term debt
  (excludes amounts due within one year
    of $14 for 2000 and $13 for 1999)                 2,998          3,012
                                                    -------        -------

      Total long-term debt                         $517,813       $424,641
                                                    =======        =======


(a) Substantially all of the utility plant owned by the GPU Energy companies is subject to the liens of their respective mortgages.


      For the years 2001, 2002, 2003, 2004 and 2005, GPU has long-term debt maturities as follows:

                                            (in millions)

Company                 2001        2002        2003        2004        2005
-------                 ----        ----        ----        ----        ----

JCP&L                   $ 40        $ 50        $150        $160         $50
Met-Ed                     -          30          90          40          50
Penelec                    -          50          -          125           8
GPU Electric             912         436         176          11          12
GPU Power                  7           7           6           6           2
GPU, Inc.                  -           -           -           -         300
GPUS                      22           -           -           -           -
                         ---         ---         ---         ---         ---

  Total                 $981        $573        $422        $342        $422
                         ===         ===         ===         ===         ===


      At December 31, 2000, EI UK Holdings, Inc. had long-term debt outstanding of BP 245 million (US $366 million) under its BP 245 million credit facility, a portion of which is guaranteed by GPU, Inc.

      As discussed in Note 2, Short-Term Borrowing Arrangements, the amount of new financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been and renewal or refinancing of existing credit facilities will likely require GPU's acceptance of higher pricing and/or more restrictive terms and conditions.

GPU, Inc. and Subsidiary Companies

      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to GPU for debt of the same remaining maturities and credit qualities. The estimated fair value of GPU's long-term debt, including amounts due within one year, as of December 31, 2000 and 1999 is as follows:

                                              (in millions)
                           ------------------------------------------------
                                     2000                      1999
                           -----------------------    ---------------------
                            Carrying       Fair        Carrying      Fair
                             Amount        Value        Amount       Value
                           ----------   ----------    ----------   --------

JCP&L                        $1,134       $1,125        $1,174     $1,139
Met-Ed                          497          504           547        532
Penelec                         518          497           424        392
GPU Electric                  2,389        2,469         3,619      4,186
GPU Power                        39           35            46         41
GPU, Inc.                       299          300             -          -
GPUS                             22           22            22         22
                              -----        -----         -----      -----

  Total                      $4,898       $4,952        $5,832     $6,312
                              =====        =====         =====      =====



4.  PREFERRED SECURITIES

Cumulative Preferred Stock: (a)
--------------------------

JCP&L
-----

Cumulative  preferred stock,  without par value,  15,600,000 shares  authorized,
748,334  and  965,000   shares  issued  and   outstanding   in  2000  and  1999,
respectively.

                                                    (in thousands)
                                                  2000        1999
                                                --------    --------
Cumulative preferred stock -
  with mandatory redemption (b)(c)(d):
    8.65% Series J,
       333,334 and 500,000 shares at 12/31/00
         and 12/31/99, respectively              $33,333     $50,000
     7.52% Series K,
       290,000 and 340,000 shares at 12/31/00
         and 12/31/99, respectively               29,000      34,000
                                                  ------      ------
      Subtotal                                    62,333      84,000
Amounts due within one year (d)                  (10,833)    (10,833)
                                                  ------      ------
      Total cumulative preferred stock -
        with mandatory redemption                $51,500     $73,167
                                                  ======      ======

Cumulative preferred stock - without mandatory redemption (c)(e):
    4% Series, 125,000 shares,
      callable at $106.50 a share                $12,500     $12,500
Premium on cumulative preferred stock                149         149
                                                  ------      ------
      Total cumulative preferred stock -
        without mandatory redemption             $12,649     $12,649
                                                  ======      ======

GPU, Inc. and Subsidiary Companies

 (a) In 1999, Met-Ed and Penelec redeemed all of their outstanding shares of cumulative preferred stock for $12.5 million and $17.4 million, respectively. At December 31, 2000 and 1999, the GPU Energy companies were authorized to issue 37,035,000 of cumulative preferred stock. If dividends on any of the cumulative preferred stock of JCP&L are in arrears for four quarters, the holders of cumulative preferred stock, voting as a class, are entitled to elect a majority of the Board of Directors until all dividends in arrears have been paid. If JCP&L has failed to pay dividends in full on any outstanding shares of cumulative preferred stock, thereafter and until dividends in full on all such shares of cumulative preferred stock have been paid, or declared and set apart for payment, for all past quarterly dividend periods, JCP&L shall not redeem any cumulative preferred stock unless all the shares of cumulative preferred stock outstanding are redeemed and shall not purchase or otherwise acquire for value any shares of cumulative preferred stock except in accordance with an offer (which may vary with respect to shares of different series) made to all holders of share of cumulative preferred stock.

(b) The 7.52% and 8.65% Series are callable at various prices above their stated values beginning in 2002 and 2000, respectively. Pursuant to mandatory sinking fund provisions, the 7.52% Series is to be redeemed ratably over the next fourteen years. The 8.65% Series is to be redeemed ratably over the next four years.

(c) During 2000, JCP&L redeemed $5 million stated value of its 7.52% cumulative preferred stock and $16.7 million stated value of its 8.65% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. During 1999, JCP&L redeemed all of its outstanding shares of 7.88% cumulative preferred stock with a stated value of $25 million and $5 million stated value of its 7.52% cumulative preferred stock pursuant to mandatory and optional sinking fund provisions. JCP&L's total redemption cost for 2000 and 1999 was $21.7 million and $30.9 million, respectively.

(d) The shares with mandatory redemption have redemption requirements of $10.8 million for each year of the next four years, and $2.5 million in year five. The fair value of the preferred stock with mandatory redemption, including amounts due within one year, based on market price quotations at December 31, 2000 and 1999, was $65.6 million and $86.5 million, respectively.

(e) The outstanding shares of preferred stock without mandatory redemption are callable at various prices above their stated values. At December 31, 2000, JCP&L could call the 4% Series for $13.3 million.


Subsidiary-Obligated Mandatorily Redeemable Preferred Securities:
----------------------------------------------------------------

      JCP&L Capital, L.P., Met-Ed Capital, L.P. and Penelec Capital, L.P. are special-purpose partnerships in which a subsidiary of JCP&L, Met-Ed and Penelec, respectively, is the sole general partner. In 1995, JCP&L Capital, L.P. issued
$125 million at 8.56% (5 million shares at $25 per share) of mandatorily redeemable preferred securities (MIPS) and in 1994, Met-Ed Capital, L.P. and Penelec Capital, L.P. issued $100 million at 9% (4 million shares at $25 per share) and $105 million at 8.75% (4.2 million shares at $25 per share), respectively, of MIPS. The proceeds were loaned to JCP&L, Met-Ed and Penelec, respectively, which, in turn, issued their deferrable interest subordinated debentures to the partnerships. In 1999, Met-Ed and Penelec

GPU, Inc. and Subsidiary Companies

redeemed all of their outstanding shares of MIPS for $100 million and $105 million, respectively. At December 31, 2000, JCP&L's outstanding shares of MIPS had a fair value of $122.2 million.

      The MIPS of JCP&L Capital, L.P. mature in 2044 and are redeemable at the option of JCP&L beginning in May of 2000 at 100% of their principal amount. JCP&L has fully and unconditionally guaranteed payment of distributions, to the extent there is sufficient cash on hand to permit such payments and legally available funds, and payments on liquidation or redemption of its Preferred Securities. Distributions on the MIPS (and interest on the subordinated debentures) may be deferred for up to 60 months, but JCP&L may not pay dividends on, or redeem or acquire, any of its cumulative preferred or common stock until deferred payments on its subordinated debentures are paid in full.

Subsidiary-Obligated Trust Preferred Securities:
-----------------------------------------------

      In 1999, Met-Ed Capital Trust, a wholly-owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

      In 1999, Penelec Capital Trust, a wholly-owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

      The fair value of the Met-Ed and Penelec Trust Preferred Securities at December 31, 2000 was $96.5 million and $97 million, respectively.

GPU, Inc. and Subsidiary Companies

5.  STOCKHOLDERS' EQUITY

      The following table presents information relating to the common stock ($2.50 par value) of GPU, Inc.:

                                       2000            1999          1998
                                       ----            ----          ----

Authorized shares                   350,000,000    350,000,000    350,000,000
Issued shares                       132,783,338    132,783,338    132,783,338
Reacquired shares                    13,343,387     11,017,798      4,787,657
Outstanding shares                  119,439,951    121,765,540    127,995,681
Outstanding restricted units            312,520        283,602        268,360
Outstanding stock options             1,175,069        389,250        335,950

      In 2000, GPU, Inc. reacquired 2.8 million shares of common stock at a total cost of $71.9 million.

      At December 31, 2000 and 1999, the following issues of common stock were outstanding:

                                                  (in thousands)
                                               2000           1999
-                                            --------       ---------
GPU, Inc.
--------

Common stock, par value $2.50 per share      $331,958       $331,958
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
                                              =======        =======


      Pursuant to the 1990 Employee Stock Plan (as restated to reflect amendments through June 1, 2000), awards may be granted in the form of incentive stock options, nonqualified stock options, restricted shares of common stock, performance units and stock appreciation rights, which may accompany options.

      In 2000, GPU, Inc. granted stock options to officers and selected employees to purchase 722,700 shares at $29.25 per share. During the year, 17,100 of these options were forfeited leaving a total of 705,600 outstanding at December 31, 2000. Also in 2000, as part of the acquisition of MYR, options held by MYR employees to purchase MYR stock were converted to 97,524 options to purchase GPU, Inc. common stock. The average exercise price of the 97,524 options is $9.93 per share and 6,305 of these options were exercised at an average price of $4.90 during 2000. No additional options

GPU, Inc. and Subsidiary Companies

were exercised in 2000. In 1999, GPU, Inc. granted stock options to officers to purchase 90,600, 1,000 and 1,000 shares at $42.9375, $34.50 and $34.6875 per share, respectively. In 1998, GPU, Inc. granted stock options to officers to purchase 305,950 and 30,000 shares at $36.625 per share and $44.25 per share, respectively. In 2000, 7,300 and 3,700 options exercisable at $36.625 and $42.9375 per share, respectively, were forfeited. No options were exercised in 1999 and 1998.

      At December 31, 2000 and 1999, there were 274,892 and 101,607 options exercisable at weighted average exercise prices of $32.66 and $37.38 per option, respectively. There were no options exercisable at December 31, 1998. All options, other than the MYR converted options have an exercise price equal to the fair market per share value of GPU, Inc. common stock on the grant date. All options vest in three equal annual installments, have a 10-year term and are exercisable in accordance with the terms set forth in the Stock Option Agreement. In the event of a change in control of GPU during the option term (which would include GPU, Inc.'s proposed merger with FirstEnergy), all options would immediately become exercisable. The weighted-average remaining contractual life of options outstanding as of December 31, 2000 was 8.7 years.

      The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.60, $6.60 and $4.41 per option, respectively. The options were valued using the Black-Scholes pricing model. For the years 2000, 1999 and 1998, the assumptions used in these valuations were as follows: a risk-free rate of return of 6.38%, 6.14% and 5.70%, respectively; a stock price volatility of 23.5%, 20.21% and 17.36%, respectively; an average dividend yield of 5.71%, 5.42% and 5.67%, respectively; and the exercise of all options on the final day of their 10-year terms.

      Also pursuant to the 1990 Employee Stock Plan, in 2000, 1999 and 1998, GPU, Inc. issued performance units to officers and selected employees representing rights to receive shares of common stock, on a one-for-one basis, at the end of the restriction period. The number of shares eventually issued will depend upon the degree to which GPU's performance goals have been met for the performance period and could range from 0% to 200% of the originally awarded units plus additional units resulting from reinvested dividend equivalents. These performance units vest on a pro-rata basis over three or five years. In the event of a change in control of GPU during the performance period (which would include GPU, Inc.'s proposed merger with FirstEnergy), all performance units would immediately vest within the range of 100% to 200% of the original units awarded.

      Since 1997, pursuant to the Deferred Stock Unit Plan for Outside Directors, restricted units were issued to outside directors representing rights to receive shares of GPU, Inc. common stock, on a one-for-one basis. All restricted units are considered common stock equivalents and, accordingly, are reflected in the computation of diluted earnings per share shown on the Consolidated Statements of Income. The restricted units accrue dividend equivalents on a quarterly basis, which are reinvested in additional restricted units. The restricted units vest upon the outside director completing 54 months of service or immediately in the case of a change in control.

      Through the above-mentioned plans, officers, selected employees and outside directors were awarded 72,327, 56,994 and 53,260 performance units or restricted units in 2000, 1999 and 1998, respectively. Also in 2000, as part of the acquisition of MYR, restricted units held by MYR employees were converted to GPU, Inc. common stock restricted shares. As of December 31,

GPU, Inc. and Subsidiary Companies

2000, 208,136 of these shares were outstanding. In 2000, 1999 and 1998, through these plans, GPU, Inc. issued a total of 247,845, 20,215 and 20,611 shares of common stock, respectively, from previously reacquired shares. At December 31, 2000, there were 1,974,190 shares of common stock authorized for issuance as awards of restricted shares, units, options or rights, in the aggregate.

      In 1996, GPU adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for employee stock-based compensation. As permitted by FAS 123, GPU continues to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the fair value-based method of accounting been applied instead, the fair value of options would have been expensed, and net income for 2000, 1999 and 1998 would have been $231.4 million, $458.7 million and $359.3 million, respectively, and earnings per share for the same periods would have been $1.91, $3.66 and $2.83, respectively.

Accumulated Other Comprehensive Income/(Loss):
----------------------------------------------

In 1997, GPU adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." At December 31, 2000 and 1999, GPU had the following amounts in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets:

                                                       (in thousands)
                                                      2000        1999
                                                      ----        ----
GPU, Inc. and Subsidiary Companies
----------------------------------

Net unrealized gains on investments (1)            $ 13,404    $ 34,183
Foreign currency translation                        (72,402)    (40,518)
Minimum pension liability                            (3,626)         (6)
                                                     ------      ------
   Accumulated other comprehensive income/(loss)   $(62,624)   $( 6,341)
                                                     ======      ======

 JCP&L
 -----

 Net unrealized gain on investments                $     7     $      7
 Minimum pension liability                             (15)         -
                                                     -----       -------
   Accumulated other comprehensive income/(loss)   $    (8)    $      7
                                                     =====       ======

 Met-Ed
 ------

 Net unrealized gain on investments (1)            $     74    $ 21,369
 Minimum pension liability                              (10)         (6)
                                                     ------      ------
   Accumulated other comprehensive income          $     64    $ 21,363
                                                     ======      ======

Penelec
-------

 Net unrealized gain on investments (1)            $     23    $ 10,619
 Minimum pension liability                              -           -
                                                     ------      -------
   Accumulated other comprehensive income          $     23    $ 10,619
                                                     ======      ======


(1) The change in the net unrealized gain on investments includes the reclassification of previously unrealized gains totaling $31.8 million (Met-Ed $21.2 million; Penelec $10.6 million), from Accumulated other

GPU, Inc. and Subsidiary Companies

     comprehensive income to Regulatory assets, net on the Consolidated Balance Sheets. See Nuclear Plant Retirement Costs section of Note 12, Commitments and Contingencies.

      The   components  of  the  change  in  accumulated   other   comprehensive
income/(loss), and the related tax effects, for the years 2000, 1999 and 1998 are as follows:
                                                   (in thousands)
                                             Amount   Income Tax   Amount
                                            Before     (Expense)   Net of
                                             Taxes      Benefit     Taxes
                                            --------  ----------  ---------
GPU, Inc. and Subsidiary Companies
----------------------------------

2000
----
Net unrealized gains/(loss) on investments  $(38,042)  $ 17,263   $(20,779)
                                              ------     ------     ------
Foreign currency translation adjustments     (43,240)    15,134    (28,106)
Adjustment for amounts included in income     (5,813)     2,035     (3,778)
                                              ------     ------     ------
   Net change in accumulated other
      comprehensive income                   (49,053)    17,169    (31,884)
                                              ------     ------     ------
Minimum pension liability                     (6,183)     2,563     (3,620)
                                              ------     ------     ------
   Total change in accumulated other
      comprehensive income/(loss)           $(93,278)  $ 36,995   $(56,283)
                                              ======     ======     ======

1999
----
Net unrealized gains on investments         $ 12,516   $( 4,680)  $  7,836
Adjustment for amounts included in income    ( 1,998)       -      ( 1,998)
                                              ------     ------     ------
   Net change in accumulated other
      comprehensive income                    10,518    ( 4,680)     5,838
                                              ------     ------     ------
Foreign currency translation adjustments      19,735    ( 6,907)    12,828
Adjustment for amounts included in income      1,586       (555)     1,031
                                              ------     ------     ------
   Net change in accumulated other
      comprehensive income                    21,321    ( 7,462)    13,859
                                              ------     ------     ------
Minimum pension liability                      8,957    ( 3,691)     5,266
                                              ------     ------     ------
   Total change in accumulated other
      comprehensive income/(loss)           $ 40,796   $(15,833)  $ 24,963
                                              ======     ======     ======

1998
----
Net unrealized gains on investments         $ 13,235   $( 4,248)  $  8,987
                                              ------     ------     -------
Foreign currency translation adjustments     (23,295)     8,233    (15,062)
Adjustment for amounts included in income      8,737    ( 3,136)     5,601
                                              ------     ------     ------
   Net change in accumulated other
      comprehensive income/(loss)            (14,558)     5,097    ( 9,461)
                                              ------     ------     ------
Minimum pension liability                    ( 2,605)     1,071    ( 1,534)
                                              ------     ------     ------
   Total change in accumulated other
      comprehensive income/(loss)           $( 3,928)  $  1,920   $( 2,008)
                                              ======     ======     ======


JCP&L
-----

2000
----
Net unrealized gain on investments          $    -     $    -     $    -
Minimum pension liability                        (26)        11        (15)
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $    (26)  $     11   $    (15)
                                              ======     ======     ======

GPU, Inc. and Subsidiary Companies

                                                    (in thousands)
                                             Amount   Income Tax   Amount
                                            Before     (Expense)   Net of
                                             Taxes      Benefit     Taxes
                                            --------  ----------  ---------
JCP&L (continued)
-----

1999
----
Net unrealized gain on investments          $      7   $    -     $      7
Minimum pension liability                        718       (293)       425
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $    725   $   (293)  $    432
                                              ======     ======     ======

1998
----
Net unrealized gain on investments          $    -     $    -     $    -
Minimum pension liability                       (718)       293       (425)
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $   (718)  $    293   $   (425)
                                              ======     ======     ======


Met-Ed
------

2000
----
Net unrealized gain on investments          $(36,312)  $ 15,016   $(21,296)
Minimum pension liability                         (6)         3         (3)
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $(36,318)  $ 15,019   $(21,299)
                                              ======     ======     ======

1999
----
Net unrealized gain on investments          $  7,388   $ (3,073)  $  4,315
Minimum pension liability                        901       (373)       528
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $  8,289   $ (3,446)  $  4,843
                                              ======     ======     ======

1998
----
Net unrealized gain on investments          $  6,990   $ (2,842)  $  4,148
Minimum pension liability                       (196)        81       (115)
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $  6,794   $ (2,761)  $  4,033
                                              ======     ======     ======


Penelec
-------

2000
----
Net unrealized gain on investments          $(18,173)  $  7,577   $(10,596)
Minimum pension liability                        -          -          -
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $(18,173)  $  7,577   $(10,596)
                                              ======     ======     ======

1999
----
Net unrealized gain on investments          $  3,708   $ (1,607)  $  2,101
Minimum pension liability                        282       (117)       165
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $  3,990   $ (1,724)  $  2,266
                                              ======     ======     ======

1998
----
Net unrealized gain on investments          $  3,470   $ (1,406)  $  2,064
Minimum pension liability                        (73)        30        (43)
                                              ------     ------     ------
   Total change in accumulated
      other comprehensive income/(loss)     $  3,397   $ (1,376)  $  2,021
                                              ======     ======     ======

GPU, Inc. and Subsidiary Companies

6.  ACCOUNTING FOR EXTRAORDINARY AND NON-RECURRING ITEMS

GPU PowerNet Sale (2000):
-------------------------

      In June 2000, GPU, Inc. sold GPU PowerNet, its Australian electric transmission company, to SPI for A$2.1 billion (approximately US $1.26 billion). As part of the sales price, SPI assumed liability for A$230 million (US $137.8 million) of medium term notes. A significant portion of the net proceeds from the sale were used to repay debt in 2000, and the remaining proceeds have been placed in a trust and will be used to further reduce debt. As a result of the sale, GPU recorded in Operating Income on the Consolidated Statement of Income, a pre-tax loss in the quarter ended June 30, 2000 of $372 million ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. During the fourth quarter 2000, there was a change in the estimated tax benefits, which reduced GPU's after-tax loss on the sale to $276.6 million, or $2.28 per share.

GPU International, Inc. (GPUI) Sale (2000):
------------------------------------------

      In December 2000, GPU, Inc. sold GPUI to Aquila for $225 million. The sale included GPUI's interests in six domestic operating plants and one development stage project. The net proceeds from the sale were used primarily to reduce debt at GPU Capital.

      As a result of the sale, GPU realized a pre-tax gain of $133 million ($89.2 million after-tax, or $0.73 per share).

Restructured Power Purchase Agreement (2000):
--------------------------------------------

      In June 1998, Onondaga Cogeneration L.P. (Onondaga), a GPUI independent power project, and Niagara Mohawk Power Corporation (NIMO) renegotiated their existing power purchase agreement and entered into a 10-year indexed swap agreement and power put.

      In September 2000 (prior to the sale of GPUI), Onondaga terminated its rights under the power put thereby terminating all agreements Onondaga had with NIMO to sell energy and capacity under the restructured power purchase agreement. As a result, in 2000, a net pre-tax gain of $42.8 million ($27.8 million after-tax, or $0.23 per share) was recorded in Other Income and Deductions on the Consolidated Statement of Income, as follows: the deferred gain of $86.7 million pre-tax related to the restructured power purchase agreement with NIMO was recognized in income; and the indexed swap agreement was marked to market and the associated deferred revenue was taken to income resulting in a pre-tax gain of $90.8 million. In addition, as a result of terminating the power put with NIMO and based on information supplied by an outside independent expert, management determined that the Onondaga plant would not operate on an economically profitable basis in the merchant generation market, and that the equipment would be technologically obsolete. As the result of an impairment test performed under Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," using the undiscounted cash flows of the plant's operations, management determined that the plant was impaired, and the carrying value of the plant was written down by $69.1 million pre-tax. Also, as a result of the termination of Onondaga's rights under the power put, a review of firmly committed long-term executory gas transportation contracts was performed and the contracts were determined to be out of market, which resulted in a charge to income of $65.6 million. Management's analysis utilized gas and energy pricing supplied by an independent expert.

GPU, Inc. and Subsidiary Companies

      In addition, in 2000 a pre-tax charge of $2.5 million ($1.6 million after-tax, or $0.01 per share) was recorded in other operation and maintenance expense for settlement amounts paid in connection with the termination of Onondaga's steam supply agreement.

PaPUC Phase II Order (2000):
----------------------------

      On December 20, 2000, the PaPUC issued a Phase II Order providing a final determination of Met-Ed's and Penelec's stranded cost recovery related to the divestiture of their generating assets. The net impact of the Phase II Order was a credit to income of $66.1 million pre-tax (Met-Ed $44.6 million; Penelec $21.5 million), or $40.8 million after-tax (Met-Ed $32 million; Penelec $8.8 million), or $0.34 per share, the major components of which are discussed below.

      As a result of the sales of their generating facilities in 1999, Met-Ed and Penelec recognized a pension curtailment gain (per Statement of Financial Accounting Standards No. 88 (FAS 88), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions"), associated with employees who were terminated from the companies at the time of the sale. This gain, which amounted to $50.5 million pre-tax (Met-Ed $26.2 million; Penelec $24.3 million), was deferred pending the outcome of the Phase II proceedings. Upon receipt of the Phase II Order, the deferred gain was recognized in income.

      In their Phase II filings, Met-Ed and Penelec requested recovery of an additional $303.8 million (Met-Ed $226.3 million; Penelec $77.5 million) of stranded costs. The Phase II Order disallows recovery of $27.9 million (Met-Ed $16 million; Penelec $11.9 million) of this amount. However, Met-Ed and Penelec anticipated a disallowance of a portion of their stranded costs, and established a reserve of $24.9 million (Met-Ed $18.7 million; Penelec $6.2 million) in 1999. Therefore, in 2000, the remaining disallowance of $3 million pre-tax (Met-Ed $(2.7) million; Penelec $5.7 million) was (credited)/charged to income.

      Met-Ed requested recovery of stranded costs associated with its leasehold interest in the Merrill Creek Reservoir project. The Phase II Order granted Met-Ed full recovery of these costs. Met-Ed had previously recorded liabilities which were reversed upon review of the Phase II Order. In addition, during the proceedings, certain estimates and assumptions used in calculating the lease expense were revised. The reversal of related liabilities and the changes in estimates and assumptions resulted in a credit to income of $13.8 million pre-tax.

      The Phase II Order deferred a decision on Met-Ed's requested rate increase in 2006 for future consideration. The Order also requires Met-Ed and Penelec to seek a ruling from the Internal Revenue Service (IRS) approving the credit to ratepayers of unamortized investment tax credits and excess deferred income tax benefits associated with their divested generating stations, which were recognized in operating income in 1999. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed and Penelec would then reduce stranded costs by $40 million and record a corresponding charge to income.

GPU, Inc. and Subsidiary Companies

Generation Asset Divestiture (2000 and 1999):
---------------------------------------------

GPU Energy companies

      During 2000 and 1999, the GPU Energy companies completed the sales of substantially all their electric generating facilities. The PaPUC has made a final determination of Met-Ed's and Penelec's stranded cost recovery, as discussed above. The NJBPU, however, has deferred making a final determination of the net proceeds and stranded cost recovery related to JCP&L's generating asset divestitures until an IRS ruling regarding the treatment of associated federal income tax benefits is received.

      In August 2000, JCP&L sold Oyster Creek to AmerGen Energy Company, LLC (AmerGen), a joint venture of PECO Energy and British Energy, for approximately $10 million. As a result of the sale, a non-recurring gain of $16.5 million, or $0.13 per share, was recognized in income for the reversal of certain deferred taxes and realization of an investment tax credit related to the sale. If JCP&L receives an IRS ruling that supports returning these tax benefits to ratepayers, JCP&L would then reduce its stranded costs by this amount and record a corresponding charge to income. As part of the sale, AmerGen has assumed full responsibility for decommissioning the plant and JCP&L has transferred $440 million of Oyster Creek decommissioning trust funds to AmerGen, of which approximately $114 million was paid into the trust by JCP&L at closing. JCP&L has agreed to fund the station's outage cost (up to a maximum of $88 million), including the fuel reload, for the refueling outage completed in November 2000. Outage costs of approximately $88 million were incurred, and are presently being reviewed by GPU. AmerGen will repay these outage costs to JCP&L in nine equal annual installments without interest, beginning August 2001. As discussed below, the Oyster Creek plant was written down to its fair market value in 1999.

      In 1999, the GPU Energy companies sold TMI-1 to AmerGen for a total purchase price of approximately $100 million. The sale did not have a significant impact on 1999 earnings since TMI-1 had been written down to its fair market value in 1998, resulting in a loss of $528.3 million pre-tax (JCP&L $133.1 million; Met-Ed $270.7 million; Penelec $124.5 million), which was deferred as a regulatory asset.

      Penelec sold its 50% interest in the Homer City Station to a subsidiary of Edison Mission Energy for approximately $900 million in 1999. As a result, Penelec recorded a pre-tax gain of $38.2 million ($22.6 million after-tax, or $0.18 per share) for the portion of the gain related to wholesale operations and deferred as a regulatory liability the remaining pre-tax gain of $590.7.

      Penelec sold its 20% interest in the Seneca Pumped Storage Hydroelectric Generating Station to The Cleveland Electric Illuminating Company for $43 million in 1999. The sale resulted in a pre-tax gain of $2 million ($1.2 million after-tax, or $0.01 per share) for the portion of the gain related to wholesale operations and the deferral of the remaining pre-tax gain of $30.2 million as a regulatory liability.

      In addition, during 1999 the GPU Energy companies completed the sales of their remaining fossil fuel and hydroelectric generating facilities to Sithe Energies (Sithe) for approximately $1.6 billion (JCP&L $416 million; Met-Ed $641 million; Penelec $558 million) (JCP&L's Forked River combustion turbines and 50% interest in Yards Creek, as well as Met-Ed's York Haven hydroelectric station, were not included in the sales). The sales resulted in a pre-tax gain of $22.9 million (Met-Ed $2.4 million; Penelec $20.5

GPU, Inc. and Subsidiary Companies

million), or $13.4 million after-tax (Met-Ed $1.4 million; Penelec $12 million), or $0.11 per share, for the portion of the gain related to wholesale operations, and deferral of the remaining pre-tax gain of $706.5 million (Met-Ed $389.1 million; Penelec $317.4 million) as a regulatory liability.

GPU Power UK

      Prior to GPU's purchase of the 50% of GPU Power UK it did not already own, GPU Power UK sold its electric supply business to National Power plc for approximately $300 million. As a result, in 1999 GPU recorded a pre-tax gain on the sale of $10.5 million ($6.8 million after-tax, or $0.05 per share).

JCP&L Restructuring Order (1999):
---------------------------------

      In 1999, the NJBPU issued a Summary Order regarding JCP&L's unbundling, stranded cost and restructuring filings. Accordingly, in 1999 JCP&L discontinued the application of FAS 71 and adopted the provisions of FAS 101 and EITF Issue 97-4 with respect to its electric generation operations. The transmission and distribution operations of JCP&L continue to be subject to the provisions of FAS 71.

      In 1999, JCP&L recorded a reduction in operating revenues of $115 million ($68 million after-tax, or $0.54 per share) relating to the Summary Order. This reduction reflects JCP&L's obligation to refund to customers 5% from rates in effect as of April 30, 1997. The refund will be made to customers from August 1, 2002 through July 31, 2003.

      Since JCP&L is no longer subject to FAS 71 for the generation portion of its business, GPU performed an impairment test on Oyster Creek in accordance with FAS 121. Management determined that JCP&L's net investment in Oyster Creek, including plant, nuclear fuel and materials and supplies inventories, was impaired. This investment was written down by a total of $678 million pre-tax in 1999 to reflect the plant's fair market value. This impairment, which was recorded as an extraordinary deduction, was reversed and re-established as a regulatory asset since the NJBPU Summary Order provides for rate recovery.

Pennsylvania Restructuring Orders (1998):
----------------------------------------

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

      As a result of the Restructuring Orders, Met-Ed and Penelec recorded a pre-tax extraordinary charge of $42.1 million (Met-Ed $11.5 million; Penelec $30.6 million), or $25.8 million after-tax (Met-Ed $6.8 million; Penelec $19 million), or $0.20 per share, and a pre-tax non-recurring charge of $68.5 million (Met-Ed $32.9 million; Penelec $35.6 million), or $40 million after-tax (Met-Ed $19.2 million; Penelec $20.8 million), or $0.32 per share, for customer refunds of 1998 revenues and for the establishment of a sustainable energy fund.

GPU, Inc. and Subsidiary Companies

      In accordance with FAS 121, impairment tests were performed and determined that the net investment in TMI-1 was impaired at December 31, 1998, resulting in a write-down of $518 million pre-tax (JCP&L $134 million; Met-Ed $257 million; Penelec $127 million) to reflect TMI-1's fair market value. Of the amount written down for TMI-1, $508 million (JCP&L $134 million; Met-Ed $255 million; Penelec $119 million) was deferred as a regulatory asset pending the outcome of the Phase II proceedings and $10 million (Met-Ed $2 million; Penelec $8 million) (the FERC jurisdictional portion) was charged to expense as an extraordinary item in 1998.


7.  ACQUISITIONS

MYR Group Inc.
--------------

      In April 2000, GPU, Inc. acquired MYR for approximately $217.5 million. The fair value of the assets acquired totaled approximately $154.6 million and the amount of liabilities assumed totaled approximately $99.7 million.

      MYR, a suburban Chicago-based infrastructure construction services company, provides a complete range of power line and commercial/industrial electrical construction services for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies across the US. MYR also builds cellular towers for the wireless communications market.

      The acquisition was partially financed through the issuance of GPU, Inc. short-term debt and was accounted for under the purchase method of accounting. The total acquisition cost exceeded the estimated value of net assets acquired by approximately $162.9 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

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

GPU, Inc. and Subsidiary Companies

      The acquisition was financed through: (1) an A$750 million (approximately US $495 million) senior credit facility, which is non-recourse to GPU, Inc.; and
(2) an equity contribution from GPU Capital of A$275 million (approximately US $180 million) provided through the issuance of commercial paper guaranteed by GPU, Inc.

      The acquisition was accounted for under the purchase method. The total acquisition cost exceeded the estimated value of net assets acquired by approximately $88 million. This excess is considered goodwill and is being amortized on a straight-line basis over 40 years.

Midlands Electricity plc (GPU Power UK)
--------------------------------------

      In July 1999, GPU Electric acquired Cinergy's 50% ownership interest in Avon, which owns GPU Power UK, for BP 452.5 million (approximately US $714 million). GPU and Cinergy had jointly formed Avon in 1996 to acquire GPU Power UK. The fair value of the assets acquired totaled approximately US $2.1 billion and the liabilities totaled approximately US $1.5 billion, including debt of US $1 billion.

      GPU Electric financed the acquisition through a combination of equity and debt. The equity was funded from: (1) a US $250 million contribution from GPU, Inc., and (2) the issuance of US $50 million of commercial paper by GPU Capital, which is guaranteed by GPU, Inc. The debt has been provided through a two-year BP 245 million (approximately US $382 million) credit agreement entered into by EI UK Holdings, of which GPU, Inc. has guaranteed approximately US $100 million.

      As a result of GPU's purchase of Cinergy's 50% ownership in GPU Power UK, effective in the third quarter of 1999, GPU began accounting for GPU Power UK as a consolidated entity, rather than under the equity method of accounting as was previously the practice. Consequently, Goodwill, net on the Consolidated Balance Sheet increased by approximately $1.8 billion in the third quarter of 1999. Of this amount, $1.7 billion relates to the previous 1996 acquisition of GPU Power UK by GPU and Cinergy and approximately $119 million represents goodwill resulting from GPU's purchase of Cinergy's 50% share of GPU Power UK. The goodwill is being amortized on a straight-line basis over 40 years.

Pro Forma Information (1999 Acquisitions)

      The consolidated unaudited pro forma results of operations for 1999 and 1998 present information assuming Emdersa, GPU GasNet and the 50% of GPU Power UK (that GPU did not already own) were acquired January 1, 1998. The pro forma amounts include certain adjustments, primarily to recognize interest expense, amortization of goodwill and depreciation of assets having stepped-up bases, and are not necessarily indicative of the actual results that would have been realized had the acquisitions occurred on the assumed date of January 1, 1998, nor are they necessarily indicative of future results. The consolidated unaudited pro forma information is as follows for 1999 and 1998, respectively: operating revenues of $6 billion and $6.9 billion; income before extraordinary item of $493 million and $442 million; net income of $493 million and $416 million; basic and diluted earnings per share before extraordinary item of $3.94 and $3.47; and basic and diluted earnings per share of $3.94 and $3.27.

GPU, Inc. and Subsidiary Companies

8.  INCOME TAXES

      As of December 31, 2000 and 1999, Regulatory assets, net on the Consolidated Balance Sheets reflected $301 million and $296 million, respectively, of Income taxes recoverable through future rates (primarily related to liberalized depreciation), and Income taxes refundable through future rates of $23 million and $28 million, respectively (related to unamortized ITC), substantially due to the recognition of amounts not previously recorded with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993, as follows:

                                                              (in millions)
                                                            2000        1999
                                                            ----        ----

Income Taxes Recoverable Through Future Rates:
   JCP&L                                                    $ 18        $  2
   Met-Ed                                                    124         124
   Penelec                                                   159         170
                                                             ---         ---
     Total                                                  $301        $296
                                                             ===         ===


Income Taxes Refundable Through Future Rates:
   JCP&L                                                    $  4        $ 14
   Met-Ed                                                     10           8
   Penelec                                                     9           6
                                                             ---         ---
     Total                                                  $ 23        $ 28
                                                             ===         ===


      Summaries of the components of deferred taxes as of December 31, 2000 and 1999 are as follows:

GPU, Inc. and Subsidiary Companies

GPU, Inc. and Subsidiary Companies:
----------------------------------

                                 (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------
                      2000     1999                            2000     1999
                      ----     ----                            ----     ----
Current:                                Current:
Unbilled revenue     $   24   $   12    Revenue taxes         $    6   $    5
Other                    10       60    Deferred energy            3        3
                      -----    -----                           -----    -----
   Total             $   34   $   72        Total             $    9   $    8
                      =====    =====                           =====    =====

Noncurrent:                             Noncurrent:
Unamortized ITC      $   32   $   36    Liberalized
Decommissioning         111       77      depreciation:
Above-market NUGs       725      798       Previously flowed
Customer transition                          through          $  205   $  222
  charge                  -      533       Future revenue
NUG Costs                62        -         requirements        150      147
                                                               -----    -----
Net gain on genera-                           Subtotal           355      369
   tion asset sales     184      499    Liberalized
Deferred foreign                         depreciation            552      659
   tax credits          145      137    Customer transition
Other                   474      448     charge                  795    1,451
                      -----    -----
   Total             $1,733   $2,528    Net loss on genera-
                      =====    =====
                                         tion asset sales        292      218
                                        Market transition
                                         charge                  100        -
                                        Decommissioning          116        -
                                        Purchase accounting
                                         basis difference        482      573
                                        Other                    402      293
                                                               -----    -----
                                          Total               $3,094   $3,563
                                                               =====    =====


JCP&L:
-----
                                 (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------
                     2000      1999                            2000      1999
                     ----      ----                            ----      ----
Current:                                Current:
Unbilled revenue     $ 21      $  2     Revenue taxes          $  6      $  5
                      ===       ===
                                        Deferred Energy           2         3
                                                                ---       ---
                                        Total                  $  8      $  8
                                                                ===       ===

Noncurrent:                             Noncurrent:
Unamortized ITC      $ 13      $ 23     Liberalized
Decommissioning        15        31       depreciation:
Contributions in aid                       Previously flowed
  of construction      20        21          through           $ 41      $ 35
Revenues subject                           Future revenue
  to refund            47        47          requirements        33        29
                                                                ---       ---
Net gain on genera-                           Subtotal           74        64
  tion asset sales     93        73     Liberalized
Other                   -        27      depreciation           261       368
                      ---       ---
      Total          $188      $222     Forked River              -         7
                      ===       ===
                                        Net loss on genera-
                                         tion asset sales       291        58
                                        Market transition
                                         charge                 100         -
                                        Decommissioning          56         -
                                        Other                    84        74
                                                                ---       ---
                                            Total              $866      $571
                                                                ===       ===

GPU, Inc. and Subsidiary Companies

Met-Ed:
------
                                (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------

                      2000     1999                            2000     1999
                      ----     ----                            ----     ----
Current:                                Noncurrent:
Unbilled revenue      $  2     $  3     Liberalized
                       ===      ===
                                           depreciation:
Noncurrent:                                 Previously flowed
Unamortized ITC       $ 10     $  8           through          $ 71     $ 81
Decommissioning         63       27         Future revenue
Above-market NUGs      296      303           requirements       51       49
                                                                ---      ---
Customer transition                             Subtotal        122      130
  charge                 -      160     Liberalized
Generation revenue                        depreciation          132      129
  requirements          24       24     Customer transition
Net gain on genera-                       charge                382      594
  tion asset sales       2      161     Net loss on genera-
Other                   53       55       tion asset sales        -      110
                       ---      ---
      Total           $448     $738     Decommissioning          62        -
                       ===      ===
                                        Other                    30       30
                                                                ---      ---
                                                 Total         $728     $993
                                                                ===      ===


Penelec:
-------
                                (in millions)
Deferred Tax Assets                     Deferred Tax Liabilities
-------------------                     ------------------------

                       2000    1999                             2000     1999
                       ----    ----                             ----     ----
Current:                                Noncurrent:
Unbilled revenue      $    2  $    8    Liberalized
                       =====   =====
                                          depreciation:
Noncurrent:                                Previously flowed
Unamortized ITC       $    9  $    5        through            $   92  $  103
Decommissioning           35      19       Future revenue
Above-market NUGs        428     494        requirements           66      69
                                                                -----   -----
Customer transition                           Subtotal            158     172
  charge                   -     374        Liberalized
NUG Costs                 83       -          depreciation        158     155
Generation revenue                      Customer transition
  requirements            23      23      charge                  412     856
Net gain on genera-                     Net loss on genera-
  tion asset sales        89     264      tion asset sales         -       51
Other                     42      46    Other                       8      16
                       -----   -----                            -----   -----
      Total           $  709  $1,225          Total            $  736  $1,250
                       =====   =====                            =====   =====


      The reconciliations of net income to book income subject to tax and of the federal statutory rate to combined federal and state effective tax rates, are as follows:

GPU, Inc. and Subsidiary Companies

GPU, Inc. and Subsidiary Companies:
----------------------------------
                                                      (in millions)
                                               2000        1999      1998
                                               ----        ----      -----

Net income                                     $234        $459      $360
Preferred stock dividends                         7           9        11
Loss on preferred stock reacquisition             -           2         -
Income tax expense                              182         294       250
                                                ---         ---       ---
  Book income subject to tax                   $423*       $764*     $621*
                                                ===         ===       ===

Federal statutory rate                           35%         35%       35%
State tax, net of federal benefit                 9           5         5
Amortization of ITC                              (4)         (6)       (1)
Australian tax rate reduction                    (2)          -         -
PowerNet sale                                     8           -         -
Other, net                                       (3)          4         1
                                                ---         ---       ---
  Effective income tax rate                      43%         38%       40%
                                                ===         ===       ===

* Includes pre-tax foreign operations income of $228 million, $331 million and $238 million, of which $15 million, $85 million and $88 million, respectively for 2000, 1999 and 1998, are included in Equity in undistributed earnings/(loss) of affiliates in the Consolidated Statements of Income. For 2000, pre-tax foreign operations income excludes a loss of $372 million on sale of PowerNet.


JCP&L:
-----                                                 (in millions)
                                               2000        1999      1998
                                               ----        ----      -----

Net income                                     $211        $172      $222
Income tax expense                              120         101       145
                                                ---         ---       ---
  Book income subject to tax                   $331        $273      $367
                                                ===         ===       ===

Federal statutory rate                           35%         35%       35%
State tax, net of federal benefit                 7           6         5
Amortization of ITC, net                         (4)         (5)        -
Other, net                                       (2)          1        (1)
                                                ---         ---       ---
  Effective income tax rate                      36%         37%       39%
                                                ===         ===       ===


Met-Ed:
------
                                                     (in millions)
                                               2000       1999       1998
                                               ----       ----       ----

Net income                                     $ 82       $ 96       $ 51
Income tax expense                               44         61         33
                                                ---        ---        ---
  Book income subject to tax                   $126       $157       $ 84
                                                ===        ===        ===

Federal statutory rate                           35%        35%        35%
State tax, net of federal benefit                 6          7          6
Amortization of ITC                              (1)        (8)        (2)
Other, net                                       (5)         5          -
                                                ---        ---        ---
  Effective income tax rate                      35%        39%        39%
                                                ===        ===        ===

GPU, Inc. and Subsidiary Companies

Penelec:
-------
                                                     (in millions)
                                               2000       1999       1998
                                               ----       ----       ----

Net income                                     $ 39       $153       $ 40
Income tax expense                               30         54         31
                                                ---        ---        ---
  Book income subject to tax                   $ 69       $207       $ 71
                                                ===        ===        ===

Federal statutory rate                           35%        35%        35%
State tax, net of federal benefit                 5          7          8
Amortization of ITC, net                         (2)       (11)         -
Other, net                                        5         (5)         1
                                                ---        ---        ---
  Effective income tax rate                      43%        26%        44%
                                                ===        ===        ===


Federal and state income tax expense is comprised of the following:


GPU, Inc. and Subsidiary Companies:
----------------------------------
                                                     (in millions)
                                                2000      1999       1998
                                                ----      ----       -----
Provisions for taxes currently payable:
  Domestic                                     $(174)     $ 775      $290
  Foreign                                         34         60        22
                                                 ---        ---       ---
      Total provision for taxes                 (140)       835       312
                                                 ---        ---       ---

Deferred income taxes:
  Liberalized depreciation                      (100)      (252)        2
  Foreign deferred taxes                          27         80        31
  Unbilled revenues                                6         19         -
  Gain/(loss) on sale of property                395       (406)        -
  Decommissioning                                 26         87       (19)
  PA Restructuring (FAS 71)                        -         61       (15)
  Operating nonutility generators               (187)         -         -
  Customer transition charge                     124          -         -
  Market transition charge                        76         21         -
  Nonutility generation contract buyout costs    (56)       (14)      (11)
  Provision for rate refunds                       -        (47)      (10)
  OPEBs                                            -          2       (12)
  Other                                           28        (45)      (19)
                                                 ---        ---       ---
      Deferred income taxes, net                 339       (494)      (53)
                                                 ---        ---       ---

Amortization of ITC, net                         (17)       (47)       (9)
                                                 ---        ---       ---

      Income tax expense                       $ 182      $ 294      $250
                                                 ===        ===       ===


      The foreign taxes in the above table for 2000, 1999 and 1998 include $5 million ($19 million Current; $(14) million Deferred), $53 million ($16 million Current; $37 million Deferred) and $27 million ($10 million Current; $17 million Deferred) in foreign tax expense which is netted in Equity in undistributed earnings/(loss) of affiliates in the Consolidated Statements of Income. Included in the ITC Amortization is the recognition of $10 million and $36 million for 2000 and 1999, respectively of ITC benefit resulting from the sale of generation plants.

GPU, Inc. and Subsidiary Companies

JCP&L:                                              (in millions)
-----
                                                2000      1999        1998
                                                ----      ----        -----
Provisions for taxes currently payable         $(135)     $197        $187
                                                 ---       ---         ---

Deferred income taxes:
  Liberalized depreciation                      (106)      (49)        (11)
  Decommissioning                                 62        22         (12)
  Nonutility generation contract buyout costs    (20)      (19)          -
  Provision for rate refund                        -       (47)          -
  Unbilled revenue                                (3)       19           -
  Gain/(loss) sale of property                   226       (16)          -
  Market transition charge                        76        21           -
  Other postemployment benefits                    -         4          (5)
  Gain/Loss on reacquired debt                     -         -           3
  New Jersey revenue tax                           4         -          (2)
  Deferral of energy costs                         -        (1)         10
  Abandonment loss - Forked River                  -        (4)         (4)
  Nuclear outage maintenance costs                34         3           3
  Accretion income                                 -         -           4
  Pension expense/VERP                             -        (2)         (2)
  Demand-side management                           4        (7)          -
  Global settlement                                -         2          (8)
  Gas site & investigation MGP
    insurance recovery                             -         -          (8)
  Other                                           (7)      (10)         (6)
                                                 ---       ---         ---
      Deferred income taxes, net                 270       (84)        (38)
                                                 ---       ---         ---

Amortization of ITC, net                         (15)      (12)         (4)
                                                 ---       ---         ---

      Income tax expense                       $ 120      $101        $145
                                                 ===       ===         ===


Met-Ed:                                              (in millions)
------
                                                2000      1999        1998
                                                ----      ----        ----
Provisions for taxes currently payable         $  22      $140        $ 56
                                                 ---       ---         ---

Deferred income taxes:
  Liberalized depreciation                         3       (88)          5
  Decommissioning                                (31)       42          (5)
  PA Restructuring (FAS 71)                        -        30          15
  Operating nonutility generators                (99)        -           -
  Customer transition charge                     118         -           -
  Nonutility generation contract buyout costs      -         2          (9)
  Provision for rate refund                        -         -         (11)
  Unbilled revenue                                 3         -           -
  Gain/(loss) sale of property                    49       (51)          -
  Other postemployment benefits                    -         -          (5)
  Pension expense/VERP                            (5)        -          (3)
  Nuclear outage maintenance costs                 -         3          (3)
  Nonutility generation contract
      over collections                             -         -           8
  CTC NUG deferrals                                -         -          (5)
  Sustainable energy fund                          -         -          (2)
  Other                                          (15)       (5)         (6)
                                                 ---       ---         ---
      Deferred income taxes, net                  23       (67)        (21)
                                                 ---       ---         ---

Amortization of ITC, net                          (1)      (12)         (2)
                                                 ---       ---         ---

      Income tax expense                       $  44      $ 61        $ 33
                                                 ===       ===         ===

GPU, Inc. and Subsidiary Companies

Penelec:                                             (in millions)
-------
                                               2000       1999        1998
                                               ----       ----        ----
Provisions for taxes currently payable         $ 15       $472        $ 47
                                                ---        ---         ---

Deferred income taxes:
  Liberalized depreciation                        3       (114)          2
  Decommissioning                                (4)        23          (2)
  PA Restructuring (FAS 71)                       -         31         (11)
  Operating nonutility generators               (89)         -           -
  Customer transition charge                      6          -           -
  Nonutility generation contract buyout costs   (36)         3          (1)
  Unbilled revenue                                7          -           -
  Gain/(loss) sale of property                  120       (339)          -
  Other postemployment benefits                   -         (2)         (2)
  Pension expense/VERP                           (4)         -          (2)
  Nuclear outage maintenance costs                -          2          (1)
  Nonutility generation contract
      over collections                            -          -           6
  CTC NUG deferrals                             (15)         -           2
  Sustainable energy fund                         2          -          (3)
  Other                                          26          1          (2)
                                                ---        ---         ---
      Deferred income taxes, net                 16       (395)        (14)
                                                ---        ---         ---

Amortization of ITC, net                         (1)       (23)         (2)
                                                ---        ---         ---

      Income tax expense                       $ 30       $ 54        $ 31
                                                ===        ===         ===

     The IRS has completed its examinations of GPU's federal income tax returns through 1995.


9.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Maintenance   expense  and  other  taxes  charged  to  operating  expenses consisted of the following:

                                                 (in millions)
                                           2000       1999         1998
                                           ----       ----         ----

Maintenance:
   JCP&L                                   $ 79       $ 84         $ 91
   Met-Ed                                    23         48           49
   Penelec                                   31         54           62
   Other                                     51         24            -
                                            ---        ---          ---
       Total maintenance                   $184       $210         $202
                                            ===        ===          ===

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                           2000       1999         1998
                                           ----       ----         ----
Other taxes:

  New Jersey Transitional Energy
    Facility Assessment                    $ 48       $ 59         $ 67
                                            ---        ---          ---

   Pennsylvania state gross receipts:
     Met-Ed                                  36         27           39
     Penelec                                 37         27           40
                                            ---        ---          ---
       Total                                 73         54           79
                                            ---        ---          ---

   Real estate and personal property:
     JCP&L                                    4          5            9
     Met-Ed                                   2          4            6
     Penelec                                  1          6            8
     Other                                   41         24            -
                                            ---        ---          ---
       Total                                 48         39           23
                                            ---        ---          ---

   Stamp taxes (U.K.)                         -          6            -
                                            ---        ---          ---

   Other:
     JCP&L                                   13         13           19
     Met-Ed                                   6          9           13
     Penelec                                  8          9           16
     Other                                   25          2            2
                                            ---        ---          ---
       Total                                 52         33           50
                                            ---        ---          ---

       Total other taxes                   $221       $191         $219
                                            ===        ===          ===

      The cost of services rendered to the GPU Energy companies by their affiliates is as follows:
                                                 (in millions)
                                           2000       1999         1998
                                           ----       ----         ----
JCP&L:
-----
   Cost of services rendered by GPUN       $211       $189         $182
   Cost of services rendered by GPUS        253        322           26
   Cost of services rendered by
    GPU Generation, Inc. (Genco)              -         69           51
                                            ---        ---          ---
     Total                                 $464       $580         $259
                                            ===        ===          ===

   Amount Charged to Income                $259       $393         $239
                                            ===        ===          ===

Met-Ed:
------
   Cost of services rendered by GPUN       $  2       $102         $ 59
   Cost of services rendered by GPUS         97        152           40
   Cost of services rendered by Genco         -         96          108
                                            ---        ---          ---
     Total                                 $ 99       $350         $207
                                            ===        ===          ===

   Amount Charged to Income                $ 77       $264         $180
                                            ===        ===          ===

Penelec:
-------
   Cost of services rendered by GPUN       $  1       $ 51         $ 30
   Cost of services rendered by GPUS        138        184           17
   Cost of services rendered by Genco         -        102          163
                                            ---        ---          ---
     Total                                 $139       $337         $210
                                            ===        ===          ===

   Amount Charged to Income                $109       $259         $170
                                            ===        ===          ===

GPU, Inc. and Subsidiary Companies

      For the years 2000, 1999 and 1998, JCP&L purchased $14 million, $22 million and $26 million, respectively, of energy from a cogeneration project in which an affiliate has a 50% partnership interest.


10.  EMPLOYEE BENEFITS

Pension Plans and Other Postretirement Benefits:
-----------------------------------------------

      GPU maintains defined benefit pension plans covering substantially all employees. GPU also provides certain retiree health care and life insurance benefits for substantially all US employees who reach retirement age while working for GPU. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of assets for the years ended December 31, 2000 and 1999, a statement of the funded status of the plans, the amounts recognized in the Consolidated Balance Sheets as of December 31, 2000 and 1999 and the weighted average assumptions used in the measurement of the benefit obligation. The pension benefit disclosure amounts for GPU, Inc. and Subsidiary Companies for the year 1999 reflect the acquisition of the remaining 50% of GPU Power UK by GPU in July of that year. Accordingly, the July 1999 benefit obligation and fair value of plan assets balances for GPU Power UK are shown next to the line items entitled "Acquisitions" and the post-acquisition amounts occurring in the second half of 1999 are included in the tables.

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                   Pension Benefits          Benefits
                                ----------------------  ------------------
                                  2000         1999      2000       1999
                                  ----         ----      ----       ----

GPU, Inc. and Subsidiary Companies
----------------------------------

Change in benefit obligation:
Benefit obligation
 at January 1:                  $ 3,157.8   $ 1,897.0   $ 737.1   $ 790.5
Acquisitions                            -     1,502.5         -         -
Service cost                         37.0        46.2      11.4      15.9
Interest cost                       201.8       158.0      53.9      52.2
Plan amendments                         -         2.5       8.2         -
Actuarial (gain)/loss and
  other items                      (102.3)     (182.8)    (57.8)    (36.9)
Currency exchange                  (104.9)       (4.0)        -         -
Benefits paid                      (205.4)     (171.0)    (37.2)    (39.8)
Curtailments and settlements        (18.9)     (139.4)     (5.7)    (44.8)
Termination benefits                 27.1        48.8         -         -
                                  -------     -------     -----     ------
Benefit obligation
 at December 31:                $ 2,992.2   $ 3,157.8   $ 709.9   $ 737.1
                                  =======     =======     =====     =====

Change in plan assets:
Fair value of plan assets
 at January 1:                  $ 4,343.4   $ 2,258.8   $ 543.3   $ 507.1
Acquisitions                            -     1,710.2         -         -
Actual return on plan assets       (172.4)      579.4      (7.2)     61.0
Employer contributions                1.4         1.8      11.2      15.0
Benefits paid                      (205.4)     (171.0)    (37.2)    (39.8)
Currency exchange                  (117.5)       (5.8)        -         -
Settlement and other items          (35.4)      (30.0)        -         -
                                  -------     -------     -----     -----
Fair value of plan assets
 at December 31:                $ 3,814.1   $ 4,343.4   $ 510.1   $ 543.3
                                  =======     =======     =====     =====

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                   Pension Benefits          Benefits
                                ----------------------  ------------------
                                   2000        1999      2000       1999
                                   ----        ----      ----       ----

GPU, Inc. and Subsidiary Companies (continued)
----------------------------------

Funded Status:
Funded status at December 31:   $   821.9   $ 1,185.6   $(199.8)  $(193.8)
Unrecognized net actuarial
 (gain)/loss                       (575.1)     (953.0)    (61.7)    (54.2)
Unrecognized prior service cost      19.4        21.5      15.2       2.9
Unrecognized net transition
 (asset)/obligation                  (0.9)       (1.4)    111.8     143.3
                                  -------     -------    ------     -----

Net amount recognized           $   265.3   $   252.7   $(134.5)  $(101.8)
                                  =======     =======    ======     =====

Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Prepaid benefit cost            $   286.0   $   297.2   $     -   $  24.2
Accrued benefit liability           (28.5)      (45.3)   (134.5)   (126.0)
Intangible asset                      1.6         0.8         -         -
Accumulated other comprehensive
 income                               2.6           -         -         -
Deferred income taxes                 3.6           -         -         -
                                  -------     -------     -----     ------

Net amount recognized           $   265.3   $   252.7   $(134.5)  $(101.8)
                                  =======     =======     =====     =====



JCP&L
-----

Change in benefit obligation:
Benefit obligation
 at January 1:                  $     4.9   $   509.7   $   0.5   $ 198.2
Transfer to GPUS                        -      (502.4)        -    (197.7)
Service cost                          0.5         0.1         -         -
Interest cost                         1.5         0.4         -         -
Actuarial (gain)/loss                (1.7)       (2.8)        -         -
Benefits paid                        (0.1)       (0.1)        -         -
                                  -------     -------     -----     -----
Benefit obligation
 at December 31:                $     5.1   $     4.9   $   0.5   $   0.5
                                  =======     =======     =====     =====

Change in plan assets:
Fair value of plan assets
 at January 1:                  $     6.2   $   639.9   $   0.1   $ 137.0
Transfer to GPUS                        -      (634.4)        -    (136.9)
Actual return on plan assets         (0.1)        0.8         -         -
Benefits paid                        (0.1)       (0.1)        -         -
Change in allocations                (2.6)          -         -         -
                                  -------     -------     -----     -----
Fair value of plan assets
 at December 31:                $     3.4   $     6.2   $   0.1   $   0.1
                                  =======     =======     =====     =====

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                          Postretirement
                                   Pension Benefits          Benefits
                                ----------------------  ------------------
                                    2000       1999       2000      1999
                                    ----       ----       ----      ----
JCP&L (continued)
-----

Funded Status:
Funded status at December 31:   $    (1.7)  $     1.3   $  (0.4)  $  (0.4)
Unrecognized net actuarial
 (gain)/loss                         (0.1)       (3.2)      0.2      (0.2)
Unrecognized net transition
 (asset)/obligation                   0.1         0.1       0.1       0.1
                                  -------     -------     -----     -----

Net amount recognized           $    (1.7)  $    (1.8)  $  (0.1)  $  (0.5)
                                  =======     =======     =====     =====

Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Accrued benefit liability       $    (1.8)  $    (1.9)  $  (0.1)  $  (0.5)
Intangible Asset                      0.1         0.1         -         -
                                  -------     -------     -----     -----

Net amount recognized           $    (1.7)  $    (1.8)  $  (0.1)  $  (0.5)
                                  =======     =======     =====     =====



Met-Ed
------

Change in benefit obligation:
Benefit obligation
 at January 1:                  $    10.3   $   377.9   $   1.9   $ 163.0
Transfer to GPUS                        -      (367.9)        -    (160.8)
Service cost                          0.2         0.2       0.1       0.1
Interest cost                         0.8         0.5       0.2       0.2
Plan amendments                         -           -       0.1         -
Actuarial (gain)/loss                (1.0)       (0.2)     (0.3)     (0.6)
Benefits paid                        (0.1)       (0.2)        -         -
                                  -------     -------     -----     -----
Benefit obligation
 at December 31:                $    10.2   $    10.3   $   2.0   $   1.9
                                  =======     =======     =====     =====

Change in plan assets:
Fair value of plan assets
 at January 1:                  $     9.0   $   428.3   $   0.6   $  62.4
Transfer to GPUS                        -      (420.2)        -     (61.9)
Actual return on plan assets         (0.4)        1.1         -       0.1
Benefits paid                        (0.1)       (0.2)        -         -
Change in allocations                 3.0           -      (0.1)        -
                                  -------     -------     -----     -----
Fair value of plan assets
 at December 31:                $     1.5   $     9.0   $   0.5   $   0.6
                                  =======     =======     =====     =====

Funded Status:
Funded status at December 31:   $     1.3   $    (1.3)  $  (1.5)  $  (1.3)
Unrecognized net actuarial
 (gain)/loss                         (2.2)        0.4       0.8       0.7
Unrecognized net transition
 (asset)/obligation                     -           -       0.3       0.3
                                  -------     -------     -----     -----

Net amount recognized           $    (0.9)  $    (0.9)  $  (0.4)  $  (0.3)
                                  =======     =======     =====     =====

GPU, Inc. and Subsidiary Companies

                                                 (in millions)
                                                              Other
                                                           Postretirement
                                   Pension Benefits           Benefits
                                 --------------------   ------------------
                                   2000       1999       2000        1999
                                   ----       ----       ----        ----
Met-Ed (continued)
------

Amounts recognized in the
 Consolidated Balance Sheet at
 December 31:
Accrued benefit liability       $    (0.9)  $    (0.9)  $  (0.4)  $  (0.3)
                                  -------     -------     -----     -----

Net amount recognized           $    (0.9)  $    (0.9)  $  (0.4)  $  (0.3)
                                  =======     =======     =====     =====



Penelec
-------

Change in benefit obligation:
Benefit obligation
 at January 1:                  $     3.0   $   419.7   $     -   $     -
Transfer to GPUS                        -      (416.1)        -         -
Interest cost                         0.2         0.2         -         -
Actuarial (gain)/loss                 0.1        (0.7)        -         -
Benefits paid                        (0.1)       (0.1)        -         -
                                  -------     -------     -----     -----
Benefit obligation
 at December 31:                $     3.2   $     3.0   $     -   $     -
                                  =======     =======     =====     =====

Change in plan assets:
Fair value of plan assets
 at January 1:                  $     1.9   $   535.2   $     -   $     -
Transfer to GPUS                        -      (533.5)        -         -
Actual return on plan assets         (0.1)        0.3         -         -
Benefits paid                        (0.1)       (0.1)        -         -
Change in allocations                (0.1)          -         -         -
                                  -------     -------     -----     -----
Fair value of plan assets
 at December 31:                $     1.6   $     1.9   $     -   $     -
                                  =======     =======     =====     =====

Funded Status:
Funded status at December 31:   $    (1.6)  $    (1.1)  $     -   $     -
Unrecognized net actuarial
 (gain)/loss                          0.6         0.1         -         -
Unrecognized net transition
 obligation                           0.1         0.1         -         -
                                  -------     -------     -----     -----

Net amount recognized           $    (0.9)  $    (0.9)  $     -   $     -
                                  =======     =======     =====     =====

Amounts recognized in the
 Consolidated Balance Sheet
 at December 31:
Accrued benefit liability       $    (1.0)  $    (1.0)  $     -   $     -
Intangible Asset                      0.1         0.1         -         -
                                  -------     -------     -----     -----

Net amount recognized           $    (0.9)  $    (0.9)  $     -   $     -
                                  =======     =======     =====     =====

GPU, Inc. and Subsidiary Companies

                                                               Other
                                                           Postretirement
                                  Pension Benefits            Benefits
                                  ----------------      -----------------
                                  2000        1999      2000         1999
                                  ----        ----      ----         ----

Weighted average assumptions
 as of December 31 for GPU, Inc.
 and Subsidiary Companies:
Discount rate                     7.1%        7.0%       7.5%        7.5%
Expected return on plan assets    8.5%        8.1%       9.25%       8.5%
Rate of compensation increase     4.7%        4.7%         -           -

Weighted average assumptions
 as of December 31 for JCP&L,
 Met-Ed and Penelec:
Discount rate                     7.5%        7.5%       7.5%        7.5%
Expected return on plan assets    9.25%       8.5%       9.25%       8.5%
Rate of compensation increase       -         4.5%         -           -


The following tables provide the components of net periodic pension and other postretirement benefit costs. As previously discussed, the 1999 net periodic pension cost for GPU, Inc. and Subsidiary Companies reflects post-acquisition amounts related to GPU Power UK for the second half of the year.

Pension Plans:
                                                        (in millions)
                                                   2000       1999      1998
                                                   ----       ----      ----
GPU, Inc. and Subsidiary Companies
----------------------------------

Service cost                                     $  37.0    $  46.2   $  36.1
Interest cost                                      201.8      158.0     121.6
Expected return on plan assets                    (273.9)    (198.0)   (140.1)
Amortization of transition (asset)/obligation       (0.5)      (0.5)     (0.5)
Other amortization                                 (12.0)       2.1       1.1
                                                   -----      -----     -----

Net periodic pension cost                        $ (47.6)   $   7.8   $  18.2
                                                   =====      =====     =====


JCP&L
-----

Service cost                                     $   0.5    $   0.1   $   7.2
Interest cost                                        1.5        0.4      33.7
Expected return on plan assets                      (2.2)      (0.3)    (39.6)
Amortization of transition (asset)/obligation          -          -      (0.3)
Other amortization                                  (0.3)         -       0.6
                                                   -----      -----     ------

Net periodic pension cost                        $  (0.5)   $   0.2   $   1.6
                                                   =====      =====     =====


Met-Ed
------

Service cost                                     $   0.2    $   0.2   $   6.3
Interest cost                                        0.8        0.5      23.4
Expected return on plan assets                      (0.9)      (0.5)    (25.4)
Amortization of transition (asset)/obligation          -          -      (0.1)
Other amortization                                     -          -       0.4
                                                   -----      -----     -----

Net periodic pension cost                        $   0.1    $   0.2   $   4.6
                                                   =====      =====     =====

GPU, Inc. and Subsidiary Companies

                                                        (in millions)
                                                   2000       1999      1998
                                                   ----       ----      ----
Penelec
-------

Service cost                                     $     -    $     -   $   4.1
Interest cost                                        0.2        0.2      27.2
Expected return on plan assets                      (0.1)      (0.1)    (33.1)
Amortization of transition (asset)/obligation          -          -       0.3
Other amortization                                     -          -       0.4
                                                   -----      -----     -----

Net periodic pension cost                        $   0.1    $   0.1   $  (1.1)
                                                   =====      =====     =====


      In 2000, the effects of lower than expected salary increases and the GPU PowerNet divestiture resulted in decreases in the benefit obligation as of December 31, 2000 of $30 million and $36 million, respectively. No significant portions of these amounts relate to JCP&L, Met-Ed or Penelec. In 1999, the effect of increasing the discount rate assumption for the US pension plans from 6.75% to 7.5% resulted in a $162 million (JCP&L $0.5 million; Met-Ed $1.0 million; Penelec $0.3 million; Other $160.2 million) decrease in the benefit obligation as of December 31, 1999.

      The above net periodic pension cost amount for 2000 excludes pre-tax charges of $9 million related to JCP&L, which were deferred pending future rate recovery, resulting from employee terminations related to continuing generation asset divestiture. The above net periodic pension cost amount for 1999 excludes pre-tax credits of $31 million, of which $30 million was deferred for return to customers, resulting from employee terminations related to generation asset divestiture. No portion of these amounts relate to JCP&L, Met-Ed or Penelec. The above net periodic pension cost amount for 1998 excludes pre-tax charges of $30 million (JCP&L $8 million; Met-Ed $11 million; Penelec $9 million; Other $2 million), of which $22 million (JCP&L $6 million; Met-Ed $9 million; Penelec $7 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998.


Other Postretirement Benefits:
                                                         (in millions)
                                                  2000        1999     1998
                                                  ----        ----     ----
GPU, Inc. and Subsidiary Companies
----------------------------------

Service cost                                     $ 11.4     $ 15.9   $ 16.4
Interest cost                                      53.9       52.2     54.4
Expected return on plan assets                    (41.8)     (37.5)   (29.5)
Amortization of transition (asset)/obligation      10.8       14.6     15.8
Other amortization                                 (0.8)       1.6      5.0
                                                   ----       ----     ----

  Net periodic postretirement benefit cost       $ 33.5     $ 46.8   $ 62.1
                                                   ====       ====     ====

JCP&L
-----

Service cost                                     $    -     $    -   $  2.9
Interest cost                                         -          -     13.9
Expected return on plan assets                        -             -  (7.3)
Amortization of transition obligation                 -          -      4.4
Other amortization                                    -          -      0.7
                                                   ----       ----     ----

  Net periodic postretirement benefit cost       $    -     $    -   $ 14.6
                                                   ====       ====     ====

GPU, Inc. and Subsidiary Companies

                                                         (in millions)
                                                  2000        1999     1998
                                                  ----        ----     ----
Met-Ed
------

Service cost                                     $  0.1     $  0.1   $  2.9
Interest cost                                       0.2        0.2     11.2
Expected return on plan assets                     (0.1)         -     (3.9)
Amortization of transition obligation                 -          -      3.1
Other amortization                                    -          -      1.7
                                                   ----       ----     ----

  Net periodic postretirement benefit cost       $  0.2     $  0.3   $ 15.0
                                                   ====       ====     ====

Penelec
-------

Service cost                                     $    -     $    -   $  2.0
Interest cost                                         -          -     15.1
Expected return on plan assets                        -          -     (8.9)
Amortization of transition obligation                 -          -      4.8
Other amortization                                    -          -      1.4
                                                   ----       ----     ----

  Net periodic postretirement benefit cost       $    -     $    -   $ 14.4
                                                   ====       ====     ====


      In 2000, lower than expected claims experience resulted in a $32 million decrease in the benefit obligation as of December 31, 2000. No significant portion of this amount relates to JCP&L, Met-Ed or Penelec. In 1999, the effect of increasing the assumption associated with medical inflation rates was partially offset by the effect of increasing the discount rate assumption from 6.75% to 7.5% and resulted in a $45 million increase in the benefit obligation as of December 31, 1999. No significant portion of this amount relates to JCP&L, Met-Ed or Penelec. The benefit obligation was determined by application of the terms of the medical and life insurance plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates of 9.5% for those not eligible for Medicare and 10.5% for those eligible for Medicare, then decreasing gradually to 6% in 2009 and thereafter. These costs also reflect the implementation of an annual cost-cap of 6% for individuals who retire after December 31, 1995 and reach age 65. The effect of a 1% change in these assumed cost trend rates would increase or decrease the benefit obligation by $36.9 million or $36.6 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic postretirement health-care cost by $3.4 million or $3.3 million, respectively. No significant portion of the effect of such a 1% change relates to JCP&L, Met-Ed or Penelec.

     The above net periodic postretirement benefit cost amount for 2000 excludes pre-tax charges of $7 million, which were deferred pending future rate recovery, resulting from employee terminations related to continuing generation asset divestiture. No portion of this amount relates to JCP&L, Met-Ed or Penelec. The above net periodic postretirement benefit cost amount for 1999 excludes pre-tax charges of $3 million, which were deferred pending future rate recovery, resulting from employee terminations related to generation asset divestiture. No portion of this amount relates to JCP&L, Met-Ed or Penelec. The above net periodic postretirement benefit cost amount for 1998 excludes pre-tax charges of $20 million (JCP&L $6 million; Met-Ed $6 million; Penelec $7 million; Other $1 million), of which $12 million (JCP&L $3 million; Met-Ed $5 million; Penelec $4 million) was deferred pending future rate recovery, resulting from early retirement programs in 1998.

GPU, Inc. and Subsidiary Companies

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

      Certain employees of MYR are covered by union-sponsored collectively bargained defined benefit plans. Expenses for these plans amounted to approximately $26 million, $27 million and $26 million in 2000, 1999 and 1998, respectively, as determined in accordance with negotiated labor contracts.


Savings Plans:
--------------

      GPU also maintains savings plans for substantially all US employees. These plans provide for employee contributions up to specified limits and various levels of employer matching contributions. The matching contributions for GPU were as follows:

                                                     (in millions)
Company                                         2000      1999      1998
-------                                         ----      ----      ----

JCP&L                                          $ 0.1     $ 0.1    $ 2.8
Met-Ed                                           0.1       0.1      3.4
Penelec                                            -         -      1.6
Other                                           10.8      13.8      5.8
                                                ----      ----     ----
  Total                                        $11.0     $14.0    $13.6
                                                ====      ====     ====


11.  LEASES

GPU Energy companies

      Capital lease obligations at December 31, 2000 and 1999 totaled $2 million and $48 million (consisting primarily of Oyster Creek nuclear fuel, as discussed below), respectively.

      Prior to the sales of TMI-1 and Oyster Creek to AmerGen in December 1999 and August 2000, respectively, the GPU Energy companies had nuclear fuel lease agreements with nonaffiliated fuel trusts for the plant. Upon the sales of TMI-1 and Oyster Creek, the related fuel leases were terminated and

GPU, Inc. and Subsidiary Companies

all outstanding amounts due under the related credit facilities were paid. Lease expense consists of an amount designed to amortize the cost of the nuclear fuel as consumed plus interest costs. For the years ended December 31, 2000, 1999 and 1998, these amounts were as follows:

                                             (in millions)
Company                              2000         1999         1998
-------                              ----         ----         ----

JCP&L                               $  13        $  34        $  30
Met-Ed                                  -           13           16
Penelec                                 -            6            8
                                     ----         ----         ----
    Total                           $  13        $  53        $  54
                                     ====         ====         ====

      Met-Ed and JCP&L have sold and leased back a portion of their respective ownership interests in the Merrill Creek Reservoir project. The annual minimum lease payments under these operating leases, which have remaining terms of 32 years, range from approximately $3.6 million to $6.7 million (Met-Ed $1.6 million to $2.9 million; JCP&L $2 million to $3.8 million) over the next five years, net of reimbursements from sub-lessees. JCP&L is recovering its Merrill Creek lease payments, net of reimbursements, through distribution rates. Met-Ed's Merrill Creek lease payments were offset against the actual net divestiture proceeds received from the 1999 sales of its generation assets.

GPU, Inc.

      A subsidiary of GPUI sold and leased back the Lake electric cogeneration facility for an initial term of eleven years, expiring in August 2004, for which GPU, Inc. has guaranteed payments of up to $8.1 million. Although GPU, Inc. sold GPUI (including Lake) in 2000, GPU, Inc. has remained on the guaranty, and has obtained an indemnity from Aquila's parent. In addition, a 20-year site lease was entered into for the Lake facility expiring in 2013. Prior to its sale to Aquila, GPUI accounted for these leases as operating leases and GPU's related rent expense for 2000 and 1999 totaled $11.3 million and $12.3 million, respectively.


12.  COMMITMENTS AND CONTINGENCIES

                   PENDING MERGER OF FIRSTENERGY CORP. AND GPU
                   -------------------------------------------

      On August 8, 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy, an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      Under the agreement, GPU stockholders would receive $36.50 for each share of GPU common stock they own, payable in cash or the equivalent of $36.50 per share in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.24 and $29.63. Each GPU stockholder would be able to elect the form of consideration, subject to proration so that the aggregate consideration to all GPU stockholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU stockholder's share converted into FirstEnergy common stock would be exchanged for not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the sixth trading date prior to the merger closing.

GPU, Inc. and Subsidiary Companies

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent by which, any developments relate to general economic conditions. In testimony before the PaPUC, FirstEnergy stated that FirstEnergy will carefully review the PaPUC's action with respect to GPU's requested PLR relief on the financial condition of GPU to determine whether the consequences would have a "material adverse effect" on GPU or the combined company. The receipt of all necessary regulatory approvals is expected to take approximately nine to twelve months from the date of the merger agreement. There can be no assurance as to the outcome of these matters.


                    COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
                    ---------------------------------------------------

Stranded Costs and Regulatory Restructuring Orders:
--------------------------------------------------

      With the transition to a competitive marketplace for generation service in New Jersey and Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

      In 1999, the NJBPU issued a Summary Order with respect to JCP&L's rate unbundling, stranded cost and restructuring filings. JCP&L is awaiting a final NJBPU order. The Summary Order provides for, among other things, full recovery of what otherwise would have become stranded costs, as well as customer choice of electric generation supplier beginning August 1, 1999 and rate reductions for all consumers. In addition, the NJBPU issued separate Orders approving the sales of JCP&L's generating assets; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until an IRS ruling regarding the treatment of associated federal income tax benefits is received.

      In 1998, the PaPUC issued amended Restructuring Orders approving Settlement Agreements entered into by Met-Ed and Penelec which, among other things, provide for customer choice of electric generation supplier beginning January 1, 1999 and a one-year (1999) reduction in retail distribution rates for all consumers. The Orders also provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to Phase II proceedings following the completion of Met-Ed's and Penelec's generating asset divestitures, to make a final determination of the extent of that stranded cost recovery. In 2000, Met-Ed and Penelec submitted Phase II Reports to the PaPUC supporting their actual net divestiture proceeds and providing a reconciliation of stranded costs pursuant to the 1998 Restructuring Orders.

      On December 20, 2000, the PaPUC issued a Phase II Order which disallows $28 million (Met-Ed $16 million; Penelec $12 million) of the requested $304 million (Met-Ed $226 million; Penelec $78 million) of additional stranded costs above those amounts granted in the 1998 Orders. Met-Ed and Penelec had anticipated a disallowance of a portion of stranded costs, and established a

GPU, Inc. and Subsidiary Companies

$25 million pre-tax (Met-Ed $19 million; Penelec $6 million) reserve in 1999. In addition, as a result of the Phase II Order, Met-Ed and Penelec recognized pre-tax income of $66 million (Met-Ed $45 million; Penelec $21 million) due primarily to pension curtailment gains associated with employees terminated as a result of the sale of generating facilities in 1999, and the reversal of certain liabilities and changes in estimates and assumptions related to Met-Ed's leasehold interest in the Merrill Creek Reservoir project. The Phase II Order also deferred a decision on Met-Ed's requested increase in rates, beginning in 2006, for recovery of Met-Ed's generation-related stranded costs. In addition, the Order requires Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed and Penelec would then reduce stranded costs by $40 million and record a corresponding charge to income. For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items.

Supply of Electricity:
---------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity. JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers exceed amounts currently reflected in its rates for basic generation service. Met-Ed and Penelec, however, are unable to recover energy costs in excess of their established rate caps, which are in effect for varying periods.

      During 2000, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped generation rates. This situation has resulted in a substantial loss of earnings for Met-Ed and Penelec in 2000, especially during the peak Summer months, and this condition is expected to continue so long as wholesale energy prices remain high, and Met-Ed and Penelec are not granted regulatory relief.

      Given this situation, on November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of established generation rate caps. Various parties to the proceeding filed motions to dismiss the petition. On January 19, 2001, Met-Ed and Penelec made a further request that they be permitted to implement their proposed deferral mechanism pending the PaPUC's final action on their petition. On January 24, 2001, the PaPUC denied, without prejudice, the motions to dismiss Met-Ed's and Penelec's petition and recommended that the companies provide support for a rate cap exception based on the criteria in the Customer Choice and Competition Act. In addition, the PaPUC consolidated the petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule, which establishes a May 2001 date for a PaPUC order in both cases. In February 2001, Met-Ed and Penelec filed a supplement to their petition and supporting testimony which they believe establish that the PaPUC should grant them exceptions to their rate caps. In addition, Met-Ed and Penelec stated that as an alternative to the deferral mechanism they previously proposed, the circumstances would warrant an immediate increase in their present rate

GPU, Inc. and Subsidiary Companies

caps. There can be no assurance regarding the degree, if any, to which Met-Ed and Penelec may be able to recover their costs to supply electricity in excess of amounts currently reflected in their capped rates.

Generation Agreements:
---------------------

      The  evolving  competitive   generation  market  has  created  uncertainty
regarding the forecasting of the GPU Energy companies' energy supply needs, which has caused the GPU Energy companies to seek shorter-term agreements offering more flexibility. The GPU Energy companies' supply plan focuses on short- to intermediate-term commitments (one month to three years), with any residual needs then being purchased from the short-term market (one hour to one month).

      The GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy through 2004. Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $1.2 billion in 2001, $265 million in 2002, $92 million in 2003 and $5 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity, which agreements have remaining terms of up to 20 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources. The following table shows actual payments from 1998 through 2000, and estimated payments thereafter through 2005:

                               Payments Under NUG Agreements
                               -----------------------------
                                      (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

      1998                $788       $403        $174        $211
      1999                 774        388         167         219
      2000                 734        364         153         217
      2001                 775        438         145         192
      2002                 804        466         148         190
      2003                 813        465         153         195
      2004                 816        458         157         201
      2005                 798        443         160         195


      The NJBPU Summary Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. At December 31, 2000, the GPU Energy companies have recorded, on a present value basis, a total estimated liability of $3.3 billion (JCP&L $1.7 billion; Met-Ed $0.7 billion; Penelec $0.9 billion) on the Consolidated Balance Sheet for above-market NUG costs which is offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

GPU, Inc. and Subsidiary Companies

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


                             ACCOUNTING MATTERS
                             ------------------

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),
"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101," with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continues to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the December 31, 2000 and December 31, 1999 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

                                                        (in thousands)
                                                  --------------------------
                                                      2000           1999
                                                  -----------     ----------
GPU, Inc. and Subsidiaries
--------------------------
Market transition charge (MTC) / basic
  generation service                              $2,732,926      $2,397,071
Competitive transition charge (CTC)                1,680,484       1,709,258
Income taxes recoverable through future
  rates, net                                         263,942         280,268
Costs recoverable through distribution rates         257,135         296,842
Societal benefits charge                             195,011         116,941
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                               60,362         100,794
Above-market deferred NUG costs                     (178,573)       (252,348)
Other, net                                            21,717          67,420
                                                   ---------       ---------
     Total regulatory assets, net                 $5,033,004      $4,716,246
                                                   =========       =========

JCP&L
-----
Regulatory assets, net:
MTC / basic generation service                    $2,732,926      $2,397,071
Costs recoverable through distribution rates         257,135         296,842
Societal benefits charge                             195,011         116,941
                                                   ---------       ---------
     Total regulatory assets, net                 $3,185,072      $2,810,854
                                                   =========       =========

Met-Ed
------
Regulatory assets, net:
CTC                                               $1,048,211      $  999,623
Income taxes recoverable through future
  rates, net                                         114,543         115,713
TMI-2 decommissioning costs                           27,610          65,455
Above-market NUG deferral costs                        8,485             545
Other, net                                            29,132          51,529
                                                   ---------       ---------
     Total regulatory assets, net                 $1,227,981      $1,232,865
                                                   =========       =========

GPU, Inc. and Subsidiary Companies

                                                         (in thousands)
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ---------
Penelec
-------
Regulatory assets, net:
CTC                                               $  632,273      $  709,635
Income taxes recoverable through future
  rates, net                                         149,399         164,555
TMI-2 decommissioning costs                           32,752          35,339
Above-market NUG deferral costs                     (187,058)       (252,893)
Other, net                                            (7,415)         15,891
                                                   ---------       ---------
     Total regulatory assets, net                 $  619,951      $  672,527
                                                   =========       =========


      Statement of  Financial  Accounting  Standards  No. 133,  "Accounting  for
Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 (as amended) provides an exemption for certain contracts that qualify as normal purchases and sales. To qualify for this exclusion, certain criteria must be met, including that it must be probable that the contract will result in physical delivery. GPU adopted FAS 133 on January 1, 2001.

      GPU's use of derivative instruments is intended to manage the risk of fluctuations in commodity prices, interest rates and foreign currencies. GPU does not intend to hold or issue derivative instruments for trading purposes. GPU enters into fixed-price contracts for future purchases of electricity and natural gas with individual counterparties or through traded exchanges. The majority of these commodity contracts entered into by GPU are considered "normal purchases," as defined by FAS 133, and, therefore, are excluded from the statement's scope. Commodity contracts accounted for as derivatives under FAS 133 are designated as cash flow hedges of the underlying commodity purchases, to the extent they qualify for such treatment. FAS 133 requires that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of Other Comprehensive Income, net of tax. GPU also enters into third party energy option contracts. These derivative instruments are accounted for as cash flow hedges of the underlying commodity purchases, to the extent they are effective hedges. Upon adoption of this statement at January 1, 2001, the impact of FAS 133 as it relates to forward, futures and option contracts was immaterial to GPU's earnings or financial position.

      To hedge against high transmission rates along certain routes during periods of high congestion, GPU enters into fixed transmission rights (FTRs) agreements. Upon adoption of FAS 133 at January 1, 2001, the impact of this statement as it relates to FTRs was immaterial to GPU's earnings or financial position.

      GPU uses various types of interest rate swaps to convert floating-rate loans to fixed rates. These instruments are accounted for as cash flow hedges, to the extent they are effective hedges. Upon adoption of this statement on January 1, 2001, derivative liabilities of approximately $7 million (Penelec $1 million; GPU Power $1.5 million; GPU Electric $4.5

GPU, Inc. and Subsidiary Companies

million) were recognized on the Consolidated Balance Sheet, with an offset, net of tax, of $5 million (Penelec $1 million; GPU Power $1.5 million; GPU Electric $2.5 million) to Accumulated other comprehensive income and a $2 million (GPU Electric) charge to income.

      GPU uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These instruments will be accounted for as cash flow hedges, to the extent they are effective hedges. Upon adoption of FAS 133 on January 1, 2001, derivative assets of approximately $54 million (GPU Power
UK) were recognized on the Consolidated Balance Sheet, with an offset, net of tax, to Accumulated other comprehensive income.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In December 1999, the GPU Energy companies sold TMI-1 to AmerGen for approximately $100 million. In August 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and the GPU Energy companies have transferred $320 million and $430 million of TMI-1 and Oyster Creek decommissioning trust funds, respectively, to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%, respectively. JCP&L's net investment in TMI-2 as of December 31, 2000 and December 31, 1999 was $55 million and $61 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed's and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

GPU, Inc. and Subsidiary Companies

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

      In 1996, the District Court granted a motion for summary judgment filed by GPU, Inc. and the GPU Energy companies, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by GPU, Inc., the GPU Energy companies and the plaintiffs.

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

      Oral arguments on the plaintiffs' appeal were held in January, 2001. There can be no assurance as to the outcome of this litigation.

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

GPU, Inc. and Subsidiary Companies

      In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The retirement cost estimate under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $450 million for radiological decommissioning and $36 million for non-radiological removal costs (net of $12.6 million spent as of December 31, 2000)(in 2000 dollars).

      Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. Also, the cost estimate contained in this site-specific study is significantly greater than the decommissioning funding targets established by the NRC.

      The estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of December 31, 2000 and December 31, 1999 is $515 million (JCP&L $129 million; Met-Ed $257 million; Penelec $129 million) and $497 million (JCP&L $124 million; Met-Ed $249 million; Penelec $124 million), respectively. This liability is based upon the 1995 site-specific study estimate (in 2000 and 1999 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) and $27 million (JCP&L $7 million; Met-Ed $13 million; Penelec $7 million) as of December 31, 2000 and December 31, 1999, respectively, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $515 million liability as of December 31, 2000 is $127 million (JCP&L $15 million; Met-Ed $93 million; Penelec $19 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $374 million (JCP&L $115 million; Met-Ed $161 million; Penelec $98 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

      The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific study estimate. In addition, JCP&L is recovering a portion of its share of TMI-2 incremental monitored storage costs. The PaPUC
Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC; however, Penelec has recovered these costs through the divestiture of its generating assets. The 1996 Customer Choice Act also allows Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC for future recovery.

      As of December 31, 2000, the accident-related portion of TMI-2 radiological decommissioning costs is estimated to be $80 million (JCP&L $20 million; Met-Ed $40 million; Penelec $20 million), which is based on the 1995 site-specific study (in 2000 dollars). In connection with rate case resolutions, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts for their respective shares of the accident-related portion of the decommissioning liability in amounts of $15 million, $40 million and

GPU, Inc. and Subsidiary Companies

$20 million, respectively. These contributions were not recoverable from customers and were expensed in 1990, in the case of JCP&L, and in 1991 for Met-Ed and Penelec.

      The GPU Energy companies intend to seek recovery for any increases in TMI-2 retirement costs, but recognize that recovery cannot be assured.

      Prior to September 2000, increases in the accident-related portion of Met-Ed's and Penelec's TMI-2 decommissioning liability were charged to expense, in amounts totaling $23.2 million (Met-Ed $15.4 million; Penelec $7.8 million) through August 2000. Likewise, through August 2000, earnings on Met-Ed's and Penelec's contributions to external trusts, in amounts totaling $34.9 million (Met-Ed $23.3 million; Penelec $11.6 million), were taken to income, and the related unrealized gains and losses were accrued to Accumulated other comprehensive income on the Consolidated Balance Sheet.

      During the course of ongoing regulatory proceedings in Pennsylvania, Met-Ed and Penelec determined, in the third quarter 2000, that a portion of their regulatory assets for TMI-2 decommissioning previously regarded as probable of recovery in rates, are now no longer deemed probable of recovery. As a result, in the third quarter 2000, Met-Ed and Penelec charged to income $11.7 million (Met-Ed $7.9 million; Penelec $3.8 million) pre-tax for the write-down of their respective regulatory assets for TMI-2 decommissioning, representing the net realized gain they previously recorded on the accident-related portion of the TMI-2 decommissioning trust. Furthermore, the unrealized gains or losses associated with the accident-related portion of the TMI-2 decommissioning trust (previously recorded in Accumulated other comprehensive income) were transferred to Regulatory assets, net on the Consolidated Balance Sheet, and will no longer be recorded in Accumulated other comprehensive income.

      The GPU Energy companies own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. In December 2000, based on new estimates to complete the decommissioning of the plant, the decommissioning liability was increased by $13 million, to $52 million (JCP&L $23 million; Met-Ed $17 million; Penelec $12 million) as of December 31, 2000. The GPU Energy companies do not believe this increase is probable of recovery, and have charged the entire amount to expense.


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

GPU, Inc. and Subsidiary Companies

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

     JCP&L       MET-ED      PENELEC      GPUN       GPU,INC.    TOTAL
     -----       ------      -------      ----       -------     -----
       7            4           2          1            1         11

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of December 31, 2000, a liability of approximately $6 million (JCP&L $2.2 million; Met-Ed $0.6 million; Penelec $0.2 million; other $3 million) was recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. Chesapeake is currently performing the cleanup at the Site. According to the complaint, the EPA is seeking (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for noncompliance with the Order. The EPA has stated that it has incurred

GPU, Inc. and Subsidiary Companies

approximately $1.1 million of past response costs as of December 31, 2000. Chesapeake claims to have spent approximately $10 million in connection with remediation of the site. The EPA has more recently estimated the cost of ground water remediation to be on the order of $6 million. Consultants to Chesapeake have estimated the remaining remediation ground water costs to be approximately $12 million to $19 million. In accordance with its penalty policy, and in discussions with GPU, the EPA has demanded penalties calculated at a daily rate of $8,800, rather than the statutory maximum of $27,500 per day. As of December 31, 2000, if the statutory maximum were applied, the total amount of penalties would be approximately $44 million. GPU believes that it has meritorious defenses to the imposition of penalties, or that if a penalty is assessed, it should be at a lower daily rate. Chesapeake has also sued GPU, Inc. for contribution to the cleanup of the Dover Site. The US District Court for the District of Delaware has consolidated the case filed by Chesapeake with the case filed by the EPA and discovery is proceeding. There can be no assurance as to the outcome of these proceedings.

      In August 2000, Rochester Gas & Electric Corporation (RG&E) filed suit against GPU, Inc. in the US District Court for the Western District of New York for the reimbursement of $5.2 million of costs and damages it has allegedly incurred, and a declaratory judgement with respect to future costs and damages, in connection with two former MGP sites and a third property where wastes from one of those sites were allegedly deposited. All of the properties are located in Rochester, New York. According to the complaint, RG&E was an indirect subsidiary of AGECO from May 1929 until January 1946, and a subsidiary of GPU, Inc. from January 1946 until October 1949, when it was divested by order of the SEC under the Public Utility Holding Company Act. There can be no assurance as to the outcome of this matter.

      In connection with the 1999 sale of its Seward Generation Station to Sithe, Penelec has assumed up to $6 million of remediation costs associated with certain coal mine refuse piles which are the subject of an earlier consent decree with the Pennsylvania Department of Environmental Protection. Penelec received recovery of these remediation costs through a reduction of its liability to ratepayers, per the December 20, 2000 PaPUC Phase II Order.

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of December 31, 2000, JCP&L has spent approximately $44.5 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $50.2 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. The cost to clean up these sites could be materially in excess of the $50.2 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      In 1997, the NJBPU approved JCP&L's request to establish a Remediation Adjustment Clause for the recovery of MGP remediation costs. As a result of the NJBPU's Summary Order, effective August 1, 1999, the recovery of these costs was transferred to the Societal Benefits Charge. As of December 31, 2000, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $51.6 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future

GPU, Inc. and Subsidiary Companies

estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relating to these MGP sites, and has settled with all but one of those carriers.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

Class Action Litigation:
-----------------------

GPU Energy

      In July 1999, the Mid-Atlantic states experienced a severe heat storm which resulted in power outages throughout the service territories of many electric utilities, including the territory of JCP&L. Following these outages, the NJBPU initiated an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four New Jersey electric utilities. This investigation was essentially completed in May 2000, with the issuance of Phase I and Phase II reports and orders from the NJBPU. Both the Phase I and Phase II reports and orders contain, among other things, directions for JCP&L to undertake certain actions and report back to the NJBPU on the results. Additionally, the NJBPU Phase II order concluded that there is not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers.

      Two class action lawsuits were commenced in New Jersey Superior Court in July 1999. These suits were subsequently consolidated into a single proceeding, and they seek compensatory and punitive damages arising from the service interruptions of July 1999 in the JCP&L territory. The GPU defendants named in these suits (i.e., GPU, Inc., JCP&L, GPUS and GPU Generation, Inc.) moved to dismiss or stay the litigation pending the NJBPU's exercise of its primary jurisdiction to investigate the causes of the outages. The trial court denied that motion, and also certified a plaintiff class consisting of JCP&L customers and their "dependents, tenants, employees and other intended beneficiaries of customers who suffered damages as a result" of the service interruptions.

      In January 2000, the New Jersey Appellate Division granted the GPU defendants' motion for leave to take an interlocutory appeal of the trial court's decision on the issue of primary jurisdiction. On June 14, 2000, the Appellate Division affirmed the trial court but determined that the NJBPU's findings in the exercise of its "exclusive jurisdiction" could be "probative...but not determinative" of at least some of the issues in the litigation, and leaving it to the trial court to "decide in the first instance just what weight and validity to give the [NJBPU's] findings and conclusions."

      In response to the GPU defendants' demand for a statement of damages, the plaintiffs have stated that they are seeking $700 million, subject to the results of pretrial discovery. JCP&L has notified its insurance carriers of the plaintiffs' allegations. The primary insurance carrier has stated that, while the substance of the plaintiffs' allegations is covered under the policy, it is reserving its rights concerning coverage as circumstances develop. In September 2000, JCP&L received from its primary insurance carrier the initial indemnification payment for certain expenses incurred by JCP&L relative to this action.

      Discovery continues in the class action, and no trial date has been set. The GPU defendants filed a motion with the trial court seeking

GPU, Inc. and Subsidiary Companies

decertification of the class, and oral argument on the decertification was held in February 2001. There can be no assurance as to the outcome of these matters.

GPU Electric

      As a result of the September 1998 fire and explosion at the Longford natural gas plant in Victoria, Australia, Victorian gas users (plaintiffs) have brought a class action in the Australian Federal Court against Esso Australia Limited and its affiliate (Esso), the owner and operator of the plant, for losses suffered due to the lack of natural gas supply and related damages. The plaintiffs claim that Esso was, among other things, negligent in designing, maintaining and operating the Longford plant, and also assert claims under Australian fair trade practices law.

      Esso has joined as third party defendants the State of Victoria (State) and various State-owned entities which operated the Victorian gas industry prior to its privatization, including Transmission Pipelines Australia (TPA) and its affiliate Transmission Pipelines (Assets) Australia (TPAA). GPU, Inc., through GPU GasNet, acquired the assets of TPA and the shares of TPAA from the State in June 1999. Esso asserts that the State and the gas industry were negligent in that, among other things, they failed to ensure that the gas system would provide a secure supply of gas to users, and also asserts claims under the Australian fair trade practices law. In addition, GPU GasNet and other private entities (Buyers) that purchased the Victorian gas assets from the State have joined Esso as third party defendants. Esso asserts that if the gas industry is liable as alleged, that liability has been transferred to the Buyers as part of the State's privatization process.

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

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and GPU Power. As of December 31, 2000, GPU, Inc.'s investments in GPU Electric and GPU Power were $881 million and $139 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $899 million and $21 million of GPU Electric and GPU Power outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent to operating in such locations, including foreign currency fluctuations.

GPU, Inc. and Subsidiary Companies

GPU Electric

      In June 2000, GPU sold GPU PowerNet, its Australian electric transmission company, for A$2.1 billion (US $1.26 billion). For further information, see Note 6, Accounting for Extraordinary and Non-Recurring Items.

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

      GPU's investment in the Uch Power Project as of December 31, 2000 was approximately $37.9 million, plus a guaranty letter of credit of $3.6 million, and its share of the projected completion costs represents an additional $3.1 million commitment. Cinergy (the former owner of 50% of Midlands Electricity plc) agreed to fund up to an aggregate of $20 million of the required capital contributions, for a period of one year from July 15, 1999, and "cash losses," which could be incurred on the Uch Power Project, for a period of up to ten years from July 15, 1999. Cinergy has reimbursed GPU Electric for $4.9 million of capital contributions through December 31, 2000, leaving a remaining commitment of up to $15.1 million. There can be no assurance as to the outcome of this matter.

      GPU Power UK also owns an 18.75% interest in Humber Power Limited (Humber). At December 31, 2000, GPU Power UK's equity in the project, which is located in England, was approximately $28 million. A number of investors in the project (not including GPU Power UK) also have purchase power agreements with Humber, which provide for the servicing of the project's debt and a return on equity. The purchasers are claiming that such contracts, which provide for prices of power in excess of current market prices, will become unenforceable under a proposed new UK regulatory scheme. Humber and the purchasers have agreed to submit the matter to arbitration as provided by the contracts. If the contracts cannot be satisfactorily reformed, the prices at which Humber can sell its energy may not be sufficient to provide an equity return to the investors or ultimately to service Humber's debt. There can be no assurance as to the outcome of this matter.

      As part of the 1999 sale of the GPU Power UK supply business and the purchase of the 50% of GPU Power UK that GPU did not already own, certain long-term purchase obligations under natural gas supply contracts were retained. Most of these contracts, which extend to September 2005, were at fixed prices in excess of the market price of gas, and a liability had been established for the estimated loss under such contracts. However, as a result of increasing gas prices during the second quarter of 2000, GPU Power UK was able to enter into matching forward sale contracts for the majority of

GPU, Inc. and Subsidiary Companies

the gas purchases, resulting in a reduction in the estimated liability and a pre-tax credit to income of $15.9 million. Other open gas contracts, which extend to 2002, require GPU Power UK to purchase or to sell gas at fixed prices. The estimated out-of-market position of all contracts at December 31, 2000 was $22 million; however, the remaining open positions included both sales and purchases, thereby reducing the remaining exposure to future price changes.

      In an English court decision involving two unaffiliated utilities (National Grid and National Power), the court held that utilities improperly used a pension plan surplus in the UK Electricity Supply Pension Scheme to eliminate scheduled payments in respect of early retirement costs and employer contributions. The court found that, in the case of National Grid and National Power, procedures had not been strictly followed, and as such, a liability may now exist. At a subsequent hearing, the court refused to consider the validity or effectiveness of retrospective amendments to the plan. National Grid and National Power have appealed the court's decision to the House of Lords. Pending the outcome of the Appeal, the requirement for any payments has been stayed. The appeal in the House of Lords is expected to be heard in the first quarter of 2001. If a similar complaint were to be made against GPU Power UK, GPU Power UK's potential liability is estimated to be a maximum of BP 63 million (US $94 million), exclusive of any applicable interest charges or penalties. The GPU Power UK section of the Electricity Supply Pension Scheme remains in substantial surplus and any payment to the plan that might ultimately prove to be necessary would be accounted for as an increase in pension assets, and would not have an immediate impact on income. However, any related penalties or interest (which could be assessed, though none are currently proposed) may adversely affect income. There can be no assurance as to the outcome of this matter.

      Emdersa's operating companies are subject to a number of government claims related to Value-added tax liabilities and to Social Security taxes collected in their electric rates, which aggregate approximately $21 million. The claims are generally related to transitional issues surrounding the privatization of Argentina's electricity industry. There can be no assurance as to the outcome of these matters.

GPU Power

      On July 9, 1999, DIAN (the Colombian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA) 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation (EI Barranquilla, a wholly owned subsidiary of GPU Power, ABB Barranquilla, Corporacion Electrica de la Costa Atlantica (CORELCA) and Distral Group have a 28.7%, 28.7%, 42.5% and 0.1% interest in TEBSA, respectively). The failure to give notice of this Special Requirement to the US Export Import Bank (EXIM Bank) is an event of default under the loan agreement. GPU Power also believes that other events of default exist under the loan agreements with project lenders including the Overseas Private Investments Corporation (OPIC), a commercial bank syndicate. As a result, certain required certifications have not been delivered to EXIM Bank, OPIC and the other project lenders, which failure is, itself, an event of default under the loan agreements. These issues are currently being discussed with EXIM Bank, the other project lenders, and the Government of Colombia, as well as the other partners in the TEBSA project. In addition, in January 2001 CORELCA advised GPU Power that it was conducting its own investigation of the matter. As of December 31, 2000, GPU Power has an investment of approximately $92 million in TEBSA and is committed to make additional standby equity

GPU, Inc. and Subsidiary Companies

contributions of $21.3 million, which GPU, Inc. has guaranteed. The total outstanding senior debt of the TEBSA project is $372 million at December 31, 2000, and, in addition, GPU, Inc. has guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5 million, under the project's operations and maintenance agreement. There can be no assurance as to the outcome of these matters.

      With regard to the "Special Requirement" issued by DIAN, DIAN asserts that TEBSA should be liable for approximately $4.4 million consisting of $1.3 million in additional tax and $3.1 million in penalties and interest. TEBSA has filed both procedural and substantive objections to these assertions, the DIAN responded to these objections reiterating its previous position, and TEBSA, in turn, filed an appeal with the DIAN on June 2, 2000. A response is expected within one year.

      In July 2000, the DIAN issued a "Special Requirement" on the 1997 income tax return of TEBSA challenging a tax exemption benefit under a Colombian income tax statute. The DIAN requested payment of approximately $1.2 million in additional tax, penalties and interest. On October 12, 2000, TEBSA filed a response with the DIAN stating arguments supporting its tax exemption benefit. There can be no assurance as to the outcome of these matters.

GPU Telcom

      In March 2000, GPU, Inc. announced its participation in America's Fiber Network LLC (AFN), of which GPU, Inc. anticipates owning 25%. AFN is a high-speed fiber optics company with a network of more than 7,000 route miles, or 140,000 fiber miles, connecting major markets in the eastern US to secondary markets with a growing need for broadband access. GPU, Inc. anticipates investing cash, as well as existing and new fiber routes and electronic equipment, in AFN through GPU Telcom. As of December 31, 2000, GPU Telcom had invested $5.3 million in AFN.

      In April 2000, GPU, Inc.  announced the formation of Telergy  Mid-Atlantic
(TMA), a joint venture between GPU Telcom and Telergy, Inc. TMA combines established telecommunications services and marketing expertise with utilities' existing fiber networks and natural positioning in serving retail markets. As of December 31, 2000 GPU Telcom had acquired $20 million of Telergy, Inc. convertible preferred securities.

Other:
-----

      JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its December 31, 2000 book value of $21 million. Negotiations to resolve this dispute are continuing; however, there can be no assurance as to the outcome of this matter.

      In March 1999, Penelec and New York State Electric & Gas Corporation (NYSEG) each sold their 50% undivided ownership interests in the Homer City Station to a subsidiary of Edison Mission Energy (EME) for a total of $1.9 billion. In connection with the sale, Penelec and NYSEG indemnified the buyer with respect to certain contingent liabilities, including costs or

GPU, Inc. and Subsidiary Companies

expenses which the EPA might impose for failure to comply with New Source Performance Standards, Prevention of Significant Deterioration and New Source Review regulations under the Clean Air Act prior to the date of the sale. In 1998, the EPA had conducted inspections at Homer City with regard to the plant's compliance with these regulations. On October 30, 2000, EME notified Penelec and NYSEG that the EPA had concluded that these regulations applied to Homer City prior to the sale to EME and that Homer City was operating in violation of these Clean Air Act regulations. If it is ultimately determined that these regulations were applicable to Homer City, the EPA could assess substantial monetary penalties and require capital modifications to the plant, the costs of which would be material. To the extent Penelec and NYSEG are obligated to indemnify EME for any of these costs, they would each be severally liable for a 50% share. There can be no assurance as to the outcome of this matter.

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

      In 2000, a change in the investment return assumptions, due to better than expected investment performance, resulted in a reduction of approximately $6.9 million, to $22.6 million, in the estimated liability for the remaining 459 employees. Consequently, goodwill was credited for $3.4 million (50% of the change in estimate) and $3.5 million was credited to income. During 2000, $16.9 million was paid to 399 employees. The remaining severance liability of $4.5 million at December 31, 2000 reflects the above transactions as well as currency translation adjustments and the impact of seven employees who were retained, and is included in Other current liabilities on the Consolidated Balance Sheet. Management expects the remaining employees to leave by June 30, 2001.

      GPU AR has entered into contracts to supply electricity to retail customers through June 2001. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $10.6 million as of December 31, 2000. GPU, Inc. has guaranteed these payments, as well as certain other obligations, up to a maximum of $19 million.

      In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and have been paying fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In 1996, the DOE notified the GPU Energy companies and other standard contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling

GPU, Inc. and Subsidiary Companies

the delay. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground disposal facility for spent nuclear fuel in Utah.

      At December 31, 2000, GPU has recorded a liability of $210 million owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

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

      GPU, Inc. and consolidated affiliates have approximately 14,100 employees worldwide, of whom 10,000 are employed in the US, 3,600 are in the United Kingdom (UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (4,880) and MYR (4,831), of which approximately 2,900 and 4,000, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 2,300 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. The JCP&L, Met-Ed and Penelec collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2002, May 1, 2003 and May 14, 2002, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on June 30, 2001.

      In  January  2001,  the GPU  Energy  companies  announced  that  they were offering Voluntary Enhanced Retirement Programs (VERP) to certain bargaining unit employees in Pennsylvania. Approximately 240 employees (Met-Ed 130 employees; Penelec 110 employees) are eligible for the VERP. If all of the eligible employees accept the offer, a pre-tax charge of approximately $23 million (Met-Ed $12 million; Penelec $11 million) would be recorded in 2001 earnings for the cost of pension and other postretirement benefits, exclusive of any severance benefits that would be paid to those employees.

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

      GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's management evaluates the performance of its business units based upon income before extraordinary and non-recurring items (the adjustments to income for each of the years presented are described below). For the purpose of providing segment information, domestic electric utility operations (GPU Energy) is comprised of the three electric utility operating companies serving customers in New Jersey and Pennsylvania, as well as GPU Generation, Inc. (sold in late
1999), GPUN and GPUS. For additional information on GPU's organizational structure and businesses, see preface to the Combined Notes to Consolidated Financial Statements.

      GPU's 2000 non-recurring items totaled a net charge of $103.9 million after-tax, and consisted of the following: the loss of $276.6 million after-tax on the sale of GPU PowerNet; the gain of $89.2 million after-tax on the sale of GPUI; the net increase in income of $40.8 million for the impact of the PaPUC's Phase II Order; the net gain of $26.2 million after-tax primarily related to a restructured power supply agreement between a GPU independent power project and NIMO; and the gain of $16.5 million for the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of Oyster Creek.

      GPU's 1999 non-recurring items totaled a net charge of $25.1 million after-tax, and consisted of the following: the charge of $68 million after-tax resulting from a NJBPU Summary Order issued to JCP&L ; the net gain of $36.1 million after-tax on the sales of the GPU Energy companies' generating facilities, related to wholesale operations; and the gain on the sale of the GPU Power UK supply business of $6.8 million after-tax.

      GPU's 1998 non-recurring items totaled a charge of $65.8 million after-tax, and consisted of the following: an extraordinary loss of $25.8 million after-tax as a result of the PaPUC's Restructuring Orders and the discontinued application of FAS 71 with respect to Met-Ed's and Penelec's electric generation operations; and a charge of $40 million after-tax for customer refunds and the establishment of a sustainable energy fund, also as a result of the PaPUC's Restructuring Orders.


GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)

                                                                          Interest                Income
                                                                          Charges              Before Extra-             Capital
                                                            Depreciation    and    Income Tax ordinary and             Expenditures
                                                 Operating     and       Preferred  Expense/   Non-recurring   Total       and
                                                 Revenues  Amortization  Dividends (Benefit)(a)   Items        Assets  Investments
                                                 --------- -----------   ---------  ---------   ----------  ----------- ----------

2000

Domestic Segments:
  Electric Utility Operations (GPU Energy)       $3,647,482   $360,201    $213,921    $184,876   $  267,764   $12,647,529 $276,117
  Independ Power Prod (GPU International) (d)        74,440      8,864     2,115         5,135        7,685           -      6,763
  Electric Retail Energy Sales (GPU AR)              60,306        -          -           (853)     (1,715)        19,943      -
  Telecommunications Infrastructure (GPU Telcom)     10,488        429        -         (1,856)      (2,635)      104,061   65,664
  Construction Services (MYR) (b)                   437,679      4,893       7,294       5,879        5,334       354,197    3,883
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Subtotal                                     4,230,395    374,387     223,330     193,181      276,433    13,125,730  352,427
                                                  ---------    -------     -------     -------      -------    ----------  -------

Foreign Segments:
  Electric/Gas Utility Operations:
  (GPU Electric)
   Electric Distribution - United Kingdom           594,294    115,643     184,234      35,224       62,277(e)  4,367,405  168,536
   Electric Distribution - Argentina                182,502     18,259      32,602       5,829         (846)      635,050   37,541
   Electric Transmission - Australia (c)             90,007     19,947      46,822     (10,921)       9,242          -       4,993
   Gas Transmission - Australia                      56,669     13,748      47,173      (9,929)       4,131       862,939    2,101
  Independ Power Prod - S. America (GPU Power)       42,389      6,232       3,371       5,002        8,634       255,166      182
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Subtotal                                       965,861    173,829     314,202      25,205       83,438     6,120,560  213,353
                                                  ---------    -------     -------     -------      -------    ----------  --------

Corporate and Eliminations                              -           43      12,737     (12,432)     (22,381)       16,171    4,794
                                                  ---------     -------    -------     -------      -------    ----------  -------
     Consolidated Total                          $5,196,256    $548,259   $550,269    $205,954     $337,490   $19,262,461 $570,574
                                                  =========     =======    =======     =======      =======    ==========  =======

1999
----

Domestic Segments:
  Electric Utility Operations (GPU Energy)       $3,679,474    $409,215   $209,769    $238,533     $440,881   $13,211,808 $289,025
  Independ Power Prod (GPU International)            83,434       9,401      1,044       9,478       11,337       359,374    1,225
  Electric Retail Energy Sales (GPU AR)              84,681         -          -        (2,393)      (4,558)       24,630       -
  Telecommunications Infrastructure (GPU Telcom)      6,347         130        -            58          102        12,243    2,366
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Subtotal                                     3,853,936     418,746    210,813     245,676      447,762    13,608,055  292,616
                                                  ---------    -------     -------     -------      -------    ----------  -------

Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
   Electric Distribution - United Kingdom           504,826     52,847      91,433      21,208       54,836(f)  4,687,476   75,054
   Electric Distribution - Argentina                135,938     15,273      23,414        (960)      (1,778)      579,907   38,225
   Electric Transmission - Australia (c)            193,366     42,850     110,059      (1,171)      (6,715)    1,824,309   19,889
   Gas Transmission - Australia                      31,326      6,933      28,821     (12,156)         (39)      795,527    4,747
  Independ Power Prod - S. America (GPU Power)       37,732      6,290       3,560       5,152        8,116       238,644   30,421
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Subtotal                                       903,188    124,193     257,287      12,073       54,420     8,125,863  168,336
                                                  ---------    -------     -------     -------      -------    ----------  -------

Corporate and Eliminations                              -         -         14,397        -         (18,068)      (36,086)     -
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Consolidated Total                          $4,757,124   $542,939    $482,497    $257,749     $484,114   $21,697,832 $460,952
                                                  =========    =======     =======     =======      =======    ==========  =======



GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)

                                                                          Interest                Income
                                                                          Charges              Before Extra-             Capital
                                                            Depreciation    and    Income Tax ordinary and             Expenditures
                                                 Operating     and       Preferred  Expense/   Non-recurring   Total       and
                                                 Revenues  Amortization  Dividends (Benefit)(a)   Items        Assets   Investments
                                                 --------- -----------   ---------  ---------   ----------  ----------- ----------


1998

Domestic Segments:
  Electric Utility Operations (GPU Energy)       $3,937,139   $469,623    $241,886    $269,838     $367,586   $13,290,138 $326,858
  Independ Power Prod (GPU International)            72,256      4,560         748       9,103       11,622       397,523   21,375
  Electric Retail Energy Sales (GPU AR)              10,938        -           -        (1,201)      (2,231)        2,651       34
  Telecommunications Infrastructure (GPU Telcom)     16,115        -           -         1,498        2,166         8,119    1,560
                                                  ---------    -------     -------     -------      -------    ----------  -------
    Subtotal                                      4,036,448    474,183     242,634     279,238      379,143    13,698,431  349,827
                                                  ---------    -------     -------     -------      -------    ----------  -------


Foreign Segments:
  Electric/Gas Utility Operations: (GPU Electric)
   Electric Distribution - United Kingdom               944      1,226      30,859      (6,489)      37,249(g)    617,737      -
   Electric Transmission - Australia (c)            181,059     40,841     108,227      11,421       18,885     1,788,877   58,549
  Independ Power Prod - S. America (GPU Power)       33,136      5,844       4,219         719        2,499       237,162   59,847
                                                  ---------    -------     -------     -------      -------    ----------  -------
    Subtotal                                        215,139     47,911     143,305       5,651       58,633     2,643,776  118,396
                                                  ---------    -------     -------     -------      -------    ----------  -------
Corporate and Eliminations                           (2,795)       -         3,293         -        (11,818)      (54,098)     -
                                                  ---------    -------     -------     -------      -------    ----------  -------
     Consolidated Total                          $4,248,792   $522,094    $389,232    $284,889     $425,958   $16,288,109 $468,223
                                                  =========    =======     =======     =======      =======    ==========  =======


(a) Represents income taxes on income before extraordinary and non-recurring items.
(b)  MYR was acquired in April 2000.
(c)  Represents GPU PowerNet, which was sold in June 2000.
(d)  GPU International was sold in December 2000.
(e) Includes income from GPU Power UK's investments in independent power projects accounted for under the equity and cost methods of $29 million.
(f) Includes equity in net income of investee accounted for under the equity method of $74 million, for the period prior to the consolidation of GPU Power UK.
(g) Includes equity in net income of investee accounted for under the equity method of $62 million.


GPU, Inc. and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
------------------------------------------------------------------------------------------------




          Column A              Column B           Column C           Column D    Column E
----------------------------    ---------          --------           --------    --------
                                                  Additions
                                            ----------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                   Balance
                                Beginning   Costs and    to Other                  at End
         Description            of Period    Expenses    Accounts    Deductions   of Period
         -----------            ---------    --------    --------    ----------   ---------

Year ended December 31, 2000
  Allowance for doubtful
    accounts                     $59,927(e) $61,671     $4,619(a)    $33,503(b)    $92,714
  Allowance for inventory
    obsolescence                     639        102          -            83(c)        658

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $51,045(e) $31,458     $120,161(a)  $143,261(b)   $59,403
  Allowance for inventory
    obsolescence                     218(e)     581          -            160(c)       639

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $ 8,087    $16,169     $  5,564(a)  $ 21,486(b)   $ 8,334
  Allowance for inventory
    obsolescence                   1,484        -            (13)(d)    1,311(c)       160



(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.

(d)  Sale of inventory previously written off.

(e) Beginning balance is adjusted for 2000 acquisition ($524 relating to allowance for doubtful accounts) and 1999 acquisitions ($42,711 relating to the allowance for doubtful accounts and $58 relating to the allowance for inventory obsolescence). For additional information, see Note 7 of the Combined Notes to Consolidated Financial Statements.




Jersey Central Power & Light Company and Subsidiary Company

SELECTED FINANCIAL DATA
                                                         (In Millions)
                                              For the Years Ended December 31,
                                    2000(1)     1999(2)     1998        1997       1996(3)
-------------------------------------------------------------------------------------------


Operating revenues                $1,979.3    $2,018.2    $2,069.6    $2,094.0    $2,057.9

Other operation and
  maintenance expense                381.8       482.9       485.0       455.0       556.1

Net income                           210.8       172.4       222.4       212.0       156.3

Earnings available for
  common stock                       203.9       162.9       212.4       200.6       143.2

Net utility plant in service       2,056.9     1,729.3     2,538.2     2,664.1     2,717.1

Total assets                       6,217.4     5,811.0     4,582.1     4,641.6     4,676.7

Long-term debt                     1,094.0     1,133.8     1,173.5     1,173.3     1,173.1

Long-term obligations
  under capital leases                 -           -           -           -           0.1

Company-obligated
  mandatorily redeemable
  preferred securities               125.0       125.0       125.0       125.0       125.0

Cumulative preferred stock
  with mandatory redemption           51.5        73.2        86.5        91.5       114.0

Capital expenditures and
  investments                        144.4       140.9       154.9       172.2       199.8

Return on average common equity       14.5%       10.7%       13.5%       13.1%        9.5%



(1) Results for 2000 reflect non-recurring income of $16.5 million (after-tax) resulting from the elimination of deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek nuclear generating plant.


(2) Results for 1999 reflect a non-recurring charge of $68 million (after-tax) related to the NJBPU Restructuring Order.


(3)  Results  for  1996  reflect  a   non-recurring   charge  of  $39.4  million
     (after-tax) for costs related to voluntary enhanced retirement programs.





Jersey Central Power & Light Company and Subsidiary Company

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter             Second Quarter
                                           -----------------------   ----------------------

In Thousands                                 2000          1999        2000         1999 (1)
--------------------------------------------------------------------------------------------

Operating revenues                         $452,745      $516,889    $490,150     $391,025
Operating income                             95,995       113,127      99,553       11,285
Net income/(loss)                            45,570        53,697      44,434       (5,855)
Earnings/(loss) available for common stock   43,109        51,265      42,773       (8,225)



                                                Third Quarter             Fourth Quarter
                                           -----------------------   ----------------------

In Thousands                                 2000 (2)      1999        2000 (3)     1999 (4)
--------------------------------------------------------------------------------------------

Operating revenues                         $605,045      $670,245    $431,357     $440,050
Operating income                            135,835       194,846      75,863       46,531
Net income                                   92,793       102,903      28,015       21,635
Earnings available for common stock          91,402       100,565      26,624       19,257



(1) Results for the second quarter of 1999 include a reduction of $68 million after-tax as a result of the NJBPU's Restructuring Order on JCP&L.

(2) Results for the third quarter of 2000 include an increase of $16.5 million after-tax resulting from the elimination of deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek nuclear generating plant.

(3) The aggregate effect on earnings of fourth quarter 2000 adjustments was a loss of approximately $9.9 million after-tax.

(4) The aggregate effect on earnings of fourth quarter 1999 adjustments was a gain of approximately $3 million after-tax.

Jersey Central Power & Light Company and Subsidiary Company

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Jersey Central
Power & Light Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jersey Central Power & Light Company and Subsidiary Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001


Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS
                                                              (In Thousands)
                                                                December 31,
                                                             2000           1999
------------------------------------------------------------------------------------


ASSETS
Utility Plant:
  Utility plant in service                                 $3,269,676     $3,601,695
  Accumulated depreciation                                 (1,212,784)    (1,872,422)
                                                            ---------      ---------
      Net utility plant in service (Note 1)                 2,056,892      1,729,273
  Construction work in progress                                75,201         80,671
  Other, net                                                   13,311         14,781
                                                            ---------      ---------
      Net utility plant                                     2,145,404      1,824,725
                                                            ---------      ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 12)         115,311        394,941
  Nuclear fuel disposal trust, at market                      126,336        119,293
  Other, net                                                    6,342          1,252
                                                            ---------      ---------
       Total other property and investments                   247,989        515,486
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                             801         68,684
  Special deposits                                              1,220          1,035
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of $21,479 for 2000 and $6,056 for 1999                 156,358        164,099
    Affiliates                                                 28,853         34,992
    Other                                                      38,107         34,696
  Unbilled revenues (Note 1)                                   80,864         78,251
  Fuel inventory, at average cost or less                         508            240
  Deferred income taxes (Note 8)                               20,669          1,652
  Prepayments                                                  96,916         23,000
                                                            ---------      ---------
      Total current assets                                    424,296        406,649
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)                     3,185,072      2,810,854
  Deferred income taxes (Note 8)                              187,632        221,668
  Other                                                        26,962         31,615
                                                            ---------      ---------
      Total deferred debits and other assets                3,399,666      3,064,137
                                                            ---------      ---------





      Total Assets                                         $6,217,355     $5,810,997
                                                            =========      =========








The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED BALANCE SHEETS

                                                                 (In Thousands)
                                                                  December 31,
                                                              2000           1999
------------------------------------------------------------------------------------


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  153,713     $  153,713
  Capital surplus                                             510,769        510,769
  Retained earnings                                           794,786        720,878
  Accumulated other comprehensive income/(loss)                    (8)             7
                                                            ---------      ---------
      Total common stockholder's equity (Note 5)            1,459,260      1,385,367
  Cumulative preferred stock: (Note 4)
    With mandatory redemption                                  51,500         73,167
    Without mandatory redemption                               12,649         12,649
  Company-obligated mandatorily redeemable
    preferred securities (Note 4)                             125,000        125,000
  Long-term debt (Note 3)                                   1,093,987      1,133,760
                                                            ---------      ---------
      Total capitalization                                  2,742,396      2,729,943
                                                            ---------      ---------

Current Liabilities:
  Securities due within one year (Notes 3 & 4)                 50,847         50,846
  Notes payable (Note 2)                                       29,200            -
  Obligations under capital leases (Note 11)                      -           48,165
  Accounts payable:
    Affiliates                                                 98,526         60,527
    Other                                                      95,988         82,355
  Taxes accrued                                                 8,836         13,079
  Interest accrued                                             23,625         24,523
  Other                                                        37,786         36,169
                                                            ---------      ---------
      Total current liabilities                               344,808        315,664
                                                            ---------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                              866,058        570,568
  Unamortized investment tax credits                           17,087         32,114
  Power purchase contract loss liability (Note 12)          1,699,473      1,624,769
  Nuclear fuel disposal fee                                   156,959        148,009
  Three Mile Island Unit 2 future costs (Note 12)             128,735        124,241
  Other                                                       261,839        265,689
                                                            ---------      ---------
      Total deferred credits and other liabilities          3,130,151      2,765,390
                                                            ---------      ---------


Commitments and Contingencies (Note 12)



      Total Liabilities and Capitalization                 $6,217,355     $5,810,997
                                                            =========      =========




The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF INCOME

                                                                 (In Thousands)
                                                         For The Years Ended December 31,
                                                           2000          1999       1998
----------------------------------------------------------------------------------------------



Operating Revenues (Note 1)                             $1,979,297    $2,018,209    $2,069,648
                                                        ----------    ----------    ----------


Operating Expenses:
  Fuel                                                      19,886        91,044        86,431
  Power purchased and interchanged:
    Affiliates                                              48,131       127,406        57,643
    Others                                               1,052,108       670,538       658,742
  Deferred costs, net (Note 1)                            (229,321)      (38,108)      (25,542)
  Other operation and maintenance (Note 9)                 381,848       482,874       485,054
  Depreciation and amortization (Note 1)                   235,001       241,842       250,675
  Taxes, other than income taxes (Note 9)                   64,398        76,824        94,586
                                                        ----------    ----------    ----------

       Total operating expenses                          1,572,051     1,652,420     1,607,589
                                                        ----------    ----------    ----------

Operating Income                                           407,246       365,789       462,059
                                                        ----------    ----------    ----------

Other Income and Deductions:
  Allowance for other funds used during construction           719           -             786
  Other income, net                                         27,234        12,461        13,227
                                                        ----------    ----------    ----------
       Total other income and deductions                    27,953        12,461        14,013
                                                        ----------    ----------    ----------

Income Before Interest Charges                             435,199       378,250       476,072
                                                        ----------    ----------    ----------

Interest Charges:
  Long-term debt and notes payable                          93,888        95,325        95,361
  Company-obligated mandatorily
   redeemable preferred securities                          10,700        10,700        10,700
  Other interest                                             1,211           650         4,129
  Allowance for borrowed funds used during
   construction                                             (1,287)       (1,775)       (1,638)
                                                        ----------    ----------    ----------

       Total interest charges                              104,512       104,900       108,552
                                                        ----------    ----------    ----------

Income Before Income Taxes                                 330,687       273,350       367,520
  Income taxes (Note 8)                                    119,875       100,970       145,078
                                                        ----------    ----------    ----------

Net Income                                                 210,812       172,380       222,442
  Preferred stock dividends                                  6,904         8,670        10,065
  Loss on preferred stock reacquisition                        -             848           -
Earnings Available for Common Stock                     $  203,908    $  162,862    $  212,377
                                                        ==========    ==========    ==========






The accompanying notes are an integral part of the consolidated financial statements.



Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                    (In Thousands)
                                                            For The Years Ended December 31,
                                                            2000          1999          1998
----------------------------------------------------------------------------------------------



Net income                                                $210,812      $172,380      $222,442
                                                        ----------    ----------    ----------
Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gain on investments                             -             7           -
  Minimum pension liability                                    (15)          425          (425)
                                                        ----------    ----------    ----------
    Total other comprehensive income/(loss)                    (15)          432          (425)
                                                        ----------    ----------    ----------
Comprehensive income                                      $210,797      $172,812      $222,017
                                                        ==========    ==========    ==========





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                    (In Thousands)
                                                           For The Years Ended December 31,
                                                            2000          1999        1998
---------------------------------------------------------------------------------------------




Balance at beginning of year                            $  720,878    $  893,016     $ 875,639

  Net income                                               210,812       172,380       222,442
                                                        ----------    ----------    ----------

         Total                                             931,690     1,065,396     1,098,081
                                                        ----------    ----------    ----------

  Cash dividends on capital stock:

     Cumulative preferred stock (at the annual rates indicated below):

       4%    Series   ($4.00 a share)                         (500)         (500)         (500)
       7.88% Series E ($7.88 a share)                          -          (1,162)       (1,970)
       8.48% Series I ($8.48 a share)                          -             -            (212)
       8.65% Series J ($8.65 a share)                       (3,843)       (4,325)       (4,325)
       7.52% Series K ($7.52 a share)                       (2,561)       (2,683)       (3,058)

     Common stock (not declared on a
     per share basis)                                     (130,000)     (335,000)     (195,000)
                                                        ----------    ----------    ----------

         Total                                            (136,904)     (343,670)     (205,065)
                                                        ----------    ----------    ----------

  Loss on preferred stock reacquisition                        -            (848)          -
                                                        ----------    ----------    ----------

Balance at end of year                                  $  794,786    $  720,878    $  893,016
                                                        ==========    ==========    ==========




The accompanying notes are an integral part of the consolidated financial statements.



Jersey Central Power & Light Company and Subsidiary Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000            1999         1998
---------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                            $ 210,812       172,380      $ 222,442
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                         269,564       272,284        277,950
    Provision for doubtful accounts                        25,732         9,549          4,670
    Regulatory assets, net                               (167,331)       (7,271)        26,947
    Amortization of property under capital leases          11,472        29,507         26,739
    NJBPU restructuring rate order                            -         115,000            -
    Loss on sale of investments                             1,163           -              -
    Nuclear outage maintenance costs, net                     -             -           (6,640)
    Deferred income taxes and investment tax
      credits, net                                        255,453       (96,183)       (41,865)
    Deferred costs, net                                  (229,321)      (37,841)       (24,482)
    Allowance for other funds used during
      construction                                           (719)          -             (786)
  Changes in working capital:
    Receivables                                           (20,105)      (57,943)       (11,106)
    Materials and supplies                                   (268)       46,023          3,863
    Special deposits and prepayments                      (74,099)        9,660        (12,450)
    Payables and accrued liabilities                       20,076       (19,861)       (12,275)
    Due to/from affiliates                                 44,136        (6,755)        10,722
  Nonutility generation contract buyout costs                 -         (35,500)       (15,000)
  Other, net                                                4,259       (14,605)       (13,856)
                                                        ---------     ---------     ----------
      Net cash provided by operating activities           350,824       378,444        434,873
                                                        ---------     ---------     ----------

Investing Activities:
  Capital expenditures                                   (144,389)     (140,915)      (154,918)
  Proceeds from sale of investments                        74,797       413,753            -
  Contributions to decommissioning trusts                (130,444)      (59,175)       (28,003)
  Other, net                                                 (624)       (2,162)       (10,720)
                                                        ---------     ---------     ----------
     Net cash provided/(required) by
        investing activities                             (200,660)      211,501       (193,641)
                                                        ---------     ---------     ----------

Financing Activities:
  Increase/(decrease) in notes payable, net                29,200      (122,344)         7,090
  Retirement of long-term debt                            (40,000)          (12)           (11)
  Capital lease principal payments                        (48,515)      (27,347)       (29,084)
  Redemption of preferred stock                           (21,667)      (30,940)       (15,000)
  Dividends paid on preferred stock                        (7,065)       (7,468)       (10,371)
  Dividends paid on common stock                         (130,000)     (335,000)      (195,000)
                                                        ---------     ---------     ----------
      Net cash required by financing activities          (218,047)     (523,111)      (242,376)
                                                        ---------     ---------     ----------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                       (67,883)       66,834         (1,144)
Cash and temporary cash investments, beginning of year     68,684         1,850          2,994
                                                        ---------     ---------     ----------
Cash and temporary cash investments, end of year        $     801     $  68,684     $    1,850
                                                        =========     =========      =========


Supplemental Disclosure:
  Interest and preferred dividends paid                 $ 110,661     $ 115,624     $  116,942
                                                        =========     =========      =========
  Income taxes paid/(refunded)                          $ (50,105)    $ 189,304     $  192,335
                                                        =========     =========      =========
  New capital lease obligations incurred                $  41,580     $   9,407     $   32,680
                                                        =========     =========      =========




The accompanying notes are an integral part of the consolidated financial statements.


Jersey Central Power & Light Company and Subsidiary Company

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
------------------------------------------------------------------------------------------------





          Column A              Column B           Column C           Column D     Column E
----------------------------    ---------          --------           --------     --------
                                                  Additions
                                            ---------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                   Balance
                                Beginning   Costs and    to Other                  at End
         Description            of Period    Expenses    Accounts    Deductions   of Period
         -----------            ---------    --------    --------    ----------   ---------

Year ended December 31, 2000
  Allowance for doubtful
    accounts                     $6,056     $25,732     $ 2,427(a)   $12,736(b)   $21,479
  Allowance for inventory
    obsolescence                    -           -           -            -            -

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $1,764     $ 9,549     $37,098(a)   $42,355(b)   $ 6,056
  Allowance for inventory
    obsolescence                    -           -            -           -            -

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $1,414     $ 4,670     $ 1,729(a)   $ 6,049(b)   $ 1,764
  Allowance for inventory
    obsolescence                    (16)        -           -             16(c)       -




(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.





Metropolitan Edison Company and Subsidiary Companies

SELECTED FINANCIAL DATA
                                                          (In Millions)
                                                 For the Years Ended December 31,
                                     2000(1)    1999(2)   1998(3)      1997         1996(4)
--------------------------------------------------------------------------------------------

Operating revenues                $  842.3   $  902.8   $  919.6     $  943.1     $  910.4

Other operation
  and maintenance expense             91.5      250.2      247.2        228.3        250.0

Income before
  extraordinary item                  81.9       95.1       57.7         93.5         69.1

Net income                            81.9       95.1       50.9         93.5         69.1

Earnings available for
  common stock                        81.9       94.5       50.4         93.0         71.8

Net utility plant in service       1,094.7    1,059.4    1,239.2      1,492.0      1,455.7

Total assets                       3,161.4    3,488.2    4,065.0      2,509.8      2,447.0

Long-term debt                       496.9      496.9      546.9        576.9        563.3

Long-term obligations
  under capital leases                   -          -          -            -          0.4

Company-obligated
  mandatorily redeemable
  preferred securities                   -          -      100.0        100.0        100.0

Company-obligated trust
  preferred securities               100.0      100.0          -            -            -

Capital expenditures and
  investments                         58.5       66.4       75.1         87.6         76.7

Return on average common equity       16.1%      13.9%       7.5%        12.9%        10.3%




(1) Results for 2000 include a gain of $32 million (after-tax) as a result of the net impact of the PaPUC's Phase II order.

(2) Results for 1999 include a net gain of $1.2 million (after-tax) as a result of the sale of substantially all of Met-Ed's electric generating stations.

(3) Results for 1998 include an extraordinary charge of $6.8 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Met-Ed recorded a non-recurring charge of $19 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(4) Results for 1996 reflect a non-recurring charge of $15.4 million (after-tax) for costs related to voluntary enhanced retirement programs.



Metropolitan Edison Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter             Second Quarter
                                           -----------------------   ----------------------

In Thousands                                 2000          1999        2000         1999
-------------------------------------------------------------------------------------------

Operating revenues                         $203,056      $229,157    $197,814     $198,010
Operating income                             55,319        76,252      19,213       44,623
Net income/(loss)                            26,493        32,832       8,667       19,142
Earnings available for common stock          26,493        32,224       8,667       19,142



                                                Third Quarter             Fourth Quarter
                                           -----------------------   ----------------------

In Thousands                                 2000          1999        2000 (1)     1999 (2)
--------------------------------------------------------------------------------------------


Operating revenues                         $227,442      $280,235    $214,021     $195,425
Operating income                              9,844        81,257      84,113       11,116
Net income                                   (3,791)       41,622      50,526        1,527
Earnings available for common stock          (3,791)       41,622      50,526        1,527




(1) Results for 2000 include a gain of $32 million (after-tax) as a result of the net impact of the PaPUC's Phase II order. The aggregate effect on earnings of other fourth quarter 2000 adjustments was a loss of approximately $6 million after-tax.

(2) Results for the fourth quarter of 1999 include an increase of $1.2 million after-tax for the net gain on the sale of substantially all of Met-Ed's generating assets, related to wholesale operations. In addition, the aggregate effect on earnings of other fourth quarter 1999 adjustments was a loss of approximately $5 million after-tax.

Metropolitan Edison Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Metropolitan Edison Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metropolitan Edison Company and Subsidiary Companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001


Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                                (In Thousands)
                                                                 December 31,
                                                              2000          1999
------------------------------------------------------------------------------------


ASSETS
Utility Plant:
  Utility plant in service                                 $1,561,252     $1,522,100
  Accumulated depreciation                                   (489,607)      (462,709)
                                                            ---------      ---------
      Net utility plant in service (Note 1)                 1,071,645      1,059,391
  Construction work in progress                                22,437         25,329
  Other, net                                                      596            643
                                                            ---------      ---------
      Net utility plant                                     1,094,678      1,085,363
                                                            ---------      ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 12)         154,068        144,261
  Other, net                                                    4,472          3,010
                                                            ---------      ---------
      Total other property and investments                    158,540        147,271
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                           3,234         10,899
  Special deposits                                                205            160
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of 13,004 for 2000, and 4,757 for 1999                   70,118         60,188
    Affiliates                                                 49,731         77,067
    Other                                                      28,525         46,377
  Unbilled revenues (Note 1)                                   38,688         28,956
  Deferred income taxes (Note 8)                                1,838          2,945
  Prepayments                                                   7,556         16,715
                                                            ---------      ---------
      Total current assets                                    199,895        243,307
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Notes 1 & 12)                     1,227,981      1,232,865
  Deferred income taxes (Note 8)                              447,868        738,189
  Other                                                        32,417         41,198
                                                            ---------      ---------
      Total deferred debits and other assets                1,708,266      2,012,252
                                                            ---------      ---------


      Total Assets                                         $3,161,379     $3,488,193
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                 (In Thousands)
                                                                   December 31,
                                                               2000           1999
------------------------------------------------------------------------------------


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $   66,273     $   66,273
  Capital surplus                                             400,200        400,200
  Retained earnings                                            70,476         13,581
  Accumulated other comprehensive income                           64         21,363
                                                            ---------      ---------
       Total common stockholder's equity (Note 5)             537,013        501,417
  Company-obligated trust preferred securities                100,000        100,000
  Long-term debt (Note 3)                                     496,860        496,883
                                                            ---------      ---------
      Total capitalization                                  1,133,873      1,098,300
                                                            ---------      ---------

Current Liabilities:
  Securities due within one year (Note 3)                          27         50,025
  Notes payable (Note 2)                                       46,600            -
  Accounts payable:
    Affiliates                                                 69,462        125,179
    Other                                                      37,399         30,106
  Taxes accrued                                                20,768         35,976
  Interest accrued                                             14,375         16,738
  Other                                                        13,858         18,208
                                                            ---------      ---------
      Total current liabilities                               202,489        276,232
                                                            ---------      ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                              728,344        993,427
  Unamortized investment tax credits                           14,159         15,010
  Power purchase contract loss liability (Note 12)            727,503        735,833
  Three Mile Island Unit 2 future costs (Note 12)             257,367        248,381
  Nuclear fuel disposal fee                                    35,456         33,430
  Other                                                        62,188         87,580
                                                            ---------      ---------
      Total deferred credits and other liabilities          1,825,017      2,113,661
                                                            ---------      ---------


  Commitments and Contingencies (Note 12)


      Total Liabilities and Capitalization                 $3,161,379     $3,488,193
                                                            =========      =========




The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                                  (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000          1999         1998
--------------------------------------------------------------------------------------------



Operating Revenues (Note 1)                             $842,333      $902,827      $919,594
                                                         -------       -------       -------

Operating Expenses:
  Fuel                                                       -          86,156        99,511
  Power purchased and interchanged:
    Affiliates                                             2,328         3,415        17,766
    Others                                               468,742       221,516       220,095
  Other operation and maintenance (Note 9)                91,456       250,220       247,189
  Depreciation and amortization (Note 1)                  68,695        88,989       109,148
  Taxes, other than income taxes (Note 9)                 42,623        39,283        58,459
                                                         -------       -------       -------
       Total operating expenses                          673,844       689,579       752,168
                                                         -------       -------       -------

Operating Income                                         168,489       213,248       167,426
                                                         -------       -------       -------

Other Income and Deductions:
  Allowance for other funds used during construction          28           164           130
  Other income/(expense), net                             12,169         3,901       (13,539)
                                                         -------       -------       -------

       Total other income and deductions                  12,197         4,065       (13,409)
                                                         -------       -------       -------


Income Before Interest Charges                           180,686       217,313       154,017
                                                         -------       -------       -------

Interest Charges:
  Long-term debt and notes payable                        45,866        45,996        47,557
  Company-obligated trust preferred securities             6,656         4,369           -
  Company-obligated mandatorily
   redeemable preferred securities                           -           8,950         9,000
  Other interest                                           2,658         2,527         3,130
  Allowance for borrowed funds used during
   construction                                             (477)       (1,048)         (813)
                                                         -------       -------       -------

         Total interest charges                           54,703        60,794        58,874
                                                         -------       -------       -------

Income Before Income Taxes                               125,983       156,519        95,143
  Income taxes (Note 8)                                   44,088        61,396        37,423
                                                         -------       -------       -------

Income Before Extraordinary Item                          81,895        95,123        57,720
  Extraordinary item (net of income taxes
   of $4,708) (Note 6)                                       -             -          (6,805)
                                                         -------       -------       -------

Net Income                                                81,895        95,123        50,915
  Preferred stock dividends                                  -              66           483
  Loss on preferred stock reacquisition                      -             542           -
                                                         -------       -------       -------
Earnings Available for Common Stock                     $ 81,895      $ 94,515      $ 50,432
                                                         =======       =======       =======





The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                   (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000          1999         1998
---------------------------------------------------------------------------------------------



Net income                                              $ 81,895      $ 95,123      $ 50,915
                                                         -------       -------       -------
Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gain/(loss) on investments              (21,295)        4,315         4,148
  Minimum pension liability                                   (4)          528          (115)
                                                         -------       -------       --------

     Total other comprehensive income/(loss)             (21,299)        4,843         4,033
                                                         -------       -------       -------
Comprehensive income                                    $ 60,596      $ 99,966      $ 54,948
                                                         =======       =======       =======

      The net unrealized loss on investments, reflected above for 2000, is due to the reclassification of previous unrealized gains totaling $21.2 million, from Accumulated other comprehensive income to Regulatory assets, net on the Consolidated Balance Sheets. See Nuclear Plant Retirement Costs section of Note 12, Commitments and Contingencies.





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                   (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000         1999          1998
--------------------------------------------------------------------------------------------



Balance at beginning of year                            $ 13,581      $234,066      $268,634

  Net income                                              81,895        95,123        50,915
                                                         -------       -------       -------

         Total                                            95,476       329,189       319,549
                                                         -------       -------       -------


  Cash dividends on capital stock:

     Cumulative preferred stock (at the annual rates indicated below):

       3.90% Series ($3.90 a share)                          -             (34)         (251)
       4.35% Series ($4.35 a share)                          -             (14)          (98)
       3.85% Series ($3.85 a share)                          -              (5)          (36)
       3.80% Series ($3.80 a share)                          -              (4)          (30)
       4.45% Series ($4.45 a share)                          -              (9)          (68)

     Common stock (not declared on a
     per share basis)                                    (25,000)     (315,000)      (85,000)
                                                         -------       -------       -------


           Total                                         (25,000)     (315,066)      (85,483)
                                                         -------       -------       -------


  Loss on preferred stock reacquisition                      -            (542)          -
                                                         -------       -------       -------

Balance at end of year                                  $ 70,476      $ 13,581      $234,066
                                                         =======       =======       =======


The accompanying notes are an integral part of the consolidated financial statements.



Metropolitan Edison Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (In Thousands)
                                                          For The Years Ended December 31,
                                                           2000          1999        1998
-------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                            $  81,895     $  95,123    $  50,915
  Extraordinary item (net of income tax
    benefit of $4,708)                                        -             -          6,805
                                                         --------      --------      -------

  Income before extraordinary item                         81,895        95,123       57,720
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          74,379        91,575      114,961
    Provision for doubtful accounts                        18,511         7,095        5,673
    Regulatory assets, net                                 15,941        33,987      (44,890)
    Amortization of property under capital leases             -          12,041       14,666
    PaPUC restructuring rate orders                       (44,580)         -          32,900
    Gain/(loss) on sale of investments                        575        (2,011)         -
    Nuclear outage maintenance costs, net                     -          (7,595)       6,494
    Deferred income taxes and investment tax
      credits, net                                         21,631       (79,142)     (23,152)
    Allowance for other funds used during
      construction                                            -            (164)        (130)
  Changes in working capital:
    Receivables                                           (12,499)      (53,810)      (5,238)
    Materials and supplies                                    -          36,944       (1,911)
    Special deposits and prepayments                        9,115         4,803      (13,861)
    Payables and accrued liabilities                      (14,656)      (80,141)      10,445
    Due to/from affiliates                                (28,352)       (5,013)       1,332
  Nonutility generation contract buyout costs              (1,250)      (55,034)     (32,917)
  Other, net                                              (36,313)     (103,006)      51,456
                                                         --------      --------      -------
     Net cash provided/(required) by
        operating activities                               84,397      (104,348)     173,548
                                                         --------      --------      -------

Investing Activities:
  Capital expenditures                                    (58,481)      (66,388)     (75,068)
  Proceeds from sale of investments                         3,519       641,273           -
  Contributions to decommissioning trusts                  (8,700)      (33,556)     (17,766)
  Other, net                                                  -             (45)         465
                                                         --------      --------      -------
      Net cash provided/(required) by
        investing activities                              (63,662)      541,284      (92,369)
                                                         --------      --------      -------

Financing Activities:
  Issuance of company-obligated trust preferred
    securities                                                -          96,535          -
  Increase/(decrease) in notes payable, net                46,600       (79,540)      12,261
  Retirement of long-term debt                            (50,000)      (30,024)         (22)
  Capital lease principal payments                            -         (15,786)     (13,609)
  Contributions from parent company                           -          30,000           -
  Redemption of preferred stock                               -         (12,598)          -
  Redemption of company-obligated mandatorily
    redeemable preferred securities                           -        (100,000)          -
  Dividends paid on preferred stock                           -             (66)        (483)
  Dividends paid on common stock                          (25,000)     (315,000)     (85,000)
                                                         --------      --------      -------
      Net cash required by financing activities           (28,400)     (426,479)     (86,853)
                                                         --------      --------      -------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                        (7,665)       10,457       (5,674)
Cash and temporary cash investments, beginning of year     10,899           442        6,116
                                                         --------      --------      -------
Cash and temporary cash investments, end of year        $   3,234     $  10,899    $     442
                                                         ========      ========      =======

Supplemental Disclosure:
  Interest and preferred dividends paid                 $  54,107     $  59,380    $  57,891
                                                         ========      ========      =======
  Income taxes paid                                     $  45,534     $ 120,277    $  77,296
                                                         ========      ========      =======
  New capital lease obligations incurred                $     -       $  18,840    $   3,399
                                                         ========      ========      =======


The accompanying notes are an integral part of the consolidated financial statements.


Metropolitan Edison Company and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
------------------------------------------------------------------------------------------------




          Column A              Column B           Column C           Column D    Column E
----------------------------    ---------          --------           --------    --------
                                                  Additions
                                            ---------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                   Balance
                                Beginning   Costs and    to Other                  at End
         Description            of Period    Expenses    Accounts    Deductions   of Period
         -----------            ---------   ----------   --------    ----------   ---------

Year ended December 31, 2000
  Allowance for doubtful
    accounts                     $4,757     $18,511     $ 1,602(a)   $11,866(b)   $13,004
  Allowance for inventory
    obsolescence                    -           -           -            -            -

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $3,335     $ 7,095     $42,811(a)   $48,484(b)   $ 4,757
  Allowance for inventory
    obsolescence                    160         -           -            160(d)       -

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,147     $ 5,673     $ 1,712(a)   $ 7,197(b)   $ 3,335
  Allowance for inventory
    obsolescence                  1,433         -           (13)(c)    1,260(d)       160






(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Sale of inventory previously written off.

(d)  Inventory written off.




Pennsylvania Electric Company and Subsidiary Companies

SELECTED FINANCIAL DATA
                                                       (In Millions)
                                               For the Years Ended December 31,
                                     2000(1)    1999(2)     1998(3)     1997        1996(4)
-------------------------------------------------------------------------------------------

Operating revenues                $  901.9    $  922.0    $1,032.2    $1,052.9    $1,019.6

Other operation and
  maintenance expense                148.7       248.0       275.1       258.4       293.9

Income before
  extraordinary item                  39.3       152.5        58.6        95.0        69.8

Net income                            39.3       152.5        39.6        95.0        69.8

Earnings available
  for common stock                    39.3       151.6        38.9        94.4        73.9

Net utility plant in service       1,203.2     1,179.9     1,626.5     1,720.8     1,715.7

Total assets                       3,048.1     3,695.8     4,524.8     2,563.0     2,503.4

Long-term debt                       517.8       424.6       626.4       676.4       656.5

Long-term obligations
  under capital leases                 1.7         2.2         2.6         3.3         4.1

Company-obligated
  mandatorily redeemable
  preferred securities                 -           -         105.0       105.0       105.0

Company-obligated trust
  preferred securities               100.0       100.0         -           -           -

Capital expenditures and
  investments                         73.2        78.3        89.6        99.1       114.7

Return on average common equity        8.8%       26.6%        5.0%       12.1%       10.0%



(1) Results for 2000 include a gain of $8.8 million (after-tax) as a result of the net impact of the PaPUC's Phase II order.

(2) Results for 1999 include a gain of $34.9 million (after-tax) as a result of the sale of Penelec's remaining electric generating stations.

(3) Results for 1998 include an extraordinary charge of $19 million (after-tax) as a result of the PaPUC's Restructuring Order. Also in 1998, as a result of the PaPUC Order, Penelec recorded a non-recurring charge of $21 million (after-tax) related to the obligation to refund 1998 revenues; and for the establishment of a sustainable energy fund.

(4)  Results  for  1996  reflect  a   non-recurring   charge  of  $19.7  million
     (after-tax) for costs related to voluntary enhanced retirement programs.




Pennsylvania Electric Company and Subsidiary Companies

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter            Second Quarter
                                           -----------------------   ---------------------

In Thousands                                 2000          1999 (1)     2000        1999
------------------------------------------------------------------------------------------


Operating revenues                         $220,105      $246,249     $206,789    $205,097
Operating income                             53,632        72,642       14,678      45,009
Net income/(loss)                            26,942        65,490        4,539      19,945
Earnings available for common stock          26,942        64,610        4,539      19,945



                                                Third Quarter            Fourth Quarter
                                           -----------------------   ---------------------

In Thousands                                 2000          1999         2000 (3)    1999 (2)
--------------------------------------------------------------------------------------------


Operating revenues                         $236,729      $254,609     $238,258    $216,010
Operating income                            (11,067)       41,613       48,428      32,336
Net income                                  (14,009)       22,515       21,778      44,541
Earnings/(loss) available for common stock  (14,009)       22,515       21,778      44,541



(1) Results for the first quarter of 1999 include an increase of $27.8 million after-tax for the gain on the sale of Penelec's Homer City Station, related to wholesale operations.


(2) Results for the fourth quarter of 1999 includes an increase of $7.1 million after-tax for the net gain on the sale of Penelec's remaining generating assets, related to wholesale operations. In addition, the aggregate effect on earnings of other fourth quarter 1999 adjustments was a gain of approximately $14 million after-tax.

(3) Results for the fourth quarter of 2000 include an after-tax gain of $8.8 million for the net impact of the PaPUC's Phase II order. The aggregate effect on earnings of other fourth quarter 2000 adjustments was a loss of approximately $1.7 million after-tax.

Pennsylvania Electric Company and Subsidiary Companies

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Pennsylvania Electric Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pennsylvania Electric Company and Subsidiary Companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001




Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
                                                               (In Thousands)
                                                                 December 31,
                                                            2000           1999
------------------------------------------------------------------------------------


ASSETS
Utility Plant:
  Utility plant in service                                 $1,791,594     $1,732,386
  Accumulated depreciation                                   (588,377)      (552,449)
                                                            ---------      ---------
      Net utility plant in service (Note 1)                 1,203,217      1,179,937
  Construction work in progress                                25,895         30,329
  Other, net                                                    2,665          2,704
                                                            ---------      ---------
      Net utility plant                                     1,231,777      1,212,970
                                                            ---------      ---------

Other Property and Investments:
  Nonutility generation trusts, at market                     190,710        266,700
  Nuclear decommissioning trusts, at market (Note 12)          98,426         97,082
  Other, net                                                      833          1,233
                                                            ---------      ---------
      Total other property and investments                    289,969        365,015
                                                            ---------      ---------

Current Assets:
  Cash and temporary cash investments                             250         32,250
  Special deposits                                                330            233
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of $14,851 for 2000 and $5,288 for 1999                  78,001         69,752
    Affiliates                                                 25,073         15,546
    Other                                                      21,205         24,658
  Unbilled revenues (Note 1)                                   39,514         30,836
  Deferred income taxes (Note 8)                                1,912          7,589
  Prepayments                                                  11,869         15,484
                                                            ---------      ---------
      Total current assets                                    178,154        196,348
                                                            ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets, net: (Notes 1 & 12)                      619,951        672,527
  Deferred income taxes (Note 8)                              708,954      1,225,150
  Other                                                        19,314         23,781
                                                            ---------      ---------
      Total deferred debits and other assets                1,348,219      1,921,458
                                                            ---------      ---------




      Total Assets                                         $3,048,119     $3,695,791
                                                            =========      =========

The accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                (In Thousands)
                                                                  December 31,
                                                              2000           1999
------------------------------------------------------------------------------------


LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  105,812     $  105,812
  Capital surplus                                             320,487        285,486
  Retained earnings                                            43,515         59,265
  Accumulated other comprehensive income                           23         10,619
                                                            ---------      ---------
      Total common stockholder's equity (Note 5)              469,837        461,182
  Company-obligated trust preferred securities                100,000        100,000
  Long-term debt (Note 3)                                     517,813        424,641
                                                            ---------      ---------
      Total capitalization                                  1,087,650        985,823
                                                            ---------      ---------


Current Liabilities:
  Securities due within one year (Note 3)                          14             13
  Notes payable (Note 2)                                       55,800         53,600
  Obligations under capital leases (Note 11)                      485            -
  Accounts payable:
    Affiliates                                                 29,788         66,223
    Other                                                      50,673         34,845
  Taxes accrued                                                23,895        108,005
  Interest accrued                                             11,582          6,588
  Other                                                         6,880         17,567
                                                            ---------      ---------
      Total current liabilities                               179,117        286,841
                                                            ---------      ---------


Deferred Credits and Other Liabilities:
  Deferred income taxes (Note 8)                              735,750      1,250,490
  Unamortized investment tax credits                           13,098         14,240
  Power purchase contract loss liability (Note 12)            846,992        940,276
  Three Mile Island Unit 2 future costs (Note 12)             128,820        124,322
  Nuclear fuel disposal fee                                    17,728         16,717
  Other                                                        38,964         77,082
                                                            ---------      ---------
      Total deferred credits and other liabilities          1,781,352      2,423,127
                                                            ---------      ---------


Commitments and Contingencies (Note 12)


      Total Liabilities and Capitalization                 $3,048,119     $3,695,791
                                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                                  (In Thousands)
                                                          For The Years Ended December 31,
                                                            2000          1999        1998
------------------------------------------------------------------------------------------



Operating Revenues (Note 1)                             $  901,881    $  921,965    $1,032,226
                                                         ---------     ---------     ---------


Operating Expenses:
  Fuel                                                         -          82,397       176,548
  Power purchased and interchanged:
     Affiliates                                              2,634         6,422         2,729
     Others                                                542,483       273,082       233,395
  Other operation and maintenance (Note 9)                 148,698       248,034       275,107
  Depreciation and amortization (Note 1)                    56,505        78,384       109,800
  Taxes, other than income taxes (Note 9)                   45,890        42,046        63,874
                                                         ---------     ---------     ---------
       Total operating expenses                            796,210       730,365       861,453
                                                         ---------     ---------     ---------

Operating Income                                           105,671       191,600       170,773
                                                         ---------     ---------     ---------
Other Income and Deductions:
  Allowance for other funds used during construction           -             268           -
  Other income/(expense), net                               11,135        59,081        (6,429)
                                                         ---------     ---------     ---------
       Total other income and deductions                    11,135        59,349        (6,429)
                                                         ---------     ---------     ---------

Income Before Interest Charges                             116,806       250,949       164,344
                                                         ---------     ---------     ---------
Interest Charges:
  Long-term debt and notes payable                          36,839        34,588        54,907
  Company-obligated trust preferred securities               7,034         3,976           -
  Company-obligated mandatorily
   redeemable preferred securities                             -           4,977         9,188
  Other interest                                             4,671         1,608         1,019
  Allowance for borrowed funds used during
   construction                                               (742)       (1,074)       (1,897)
                                                         ---------     ---------     ---------
       Total interest charges                               47,802        44,075        63,217
                                                         ---------     ---------     ---------

Income Before Income Taxes                                  69,004       206,874       101,127
  Income taxes (Note 8)                                     29,754        54,383        42,537
                                                         ---------     ---------     ---------

Income Before Extraordinary Item                            39,250       152,491        58,590
  Extraordinary item (net of income taxes
   of $11,592) (Note 6)                                        -             -         (18,950)
                                                         ---------     ---------     ---------

Net Income                                                  39,250       152,491        39,640
  Preferred stock dividends                                    -             154           695
  Loss on preferred stock reacquisition                        -             726           -
                                                         ---------     ---------     ---------
Earnings Available for Common Stock                     $   39,250    $  151,611    $   38,945
                                                         =========     =========     =========






The accompanying notes are an integral part of the consolidated financial statements.



Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000          1999          1998
--------------------------------------------------------------------------------------------



Net income                                              $ 39,250      $152,491      $ 39,640
                                                         -------       -------       -------
Other comprehensive income/(loss), net of tax: (Note 5)
  Net unrealized gains/(loss) on investments             (10,596)        2,101         2,064
  Minimum pension liability                                  -             165           (42)
                                                         -------       -------       -------

     Total other comprehensive income/(loss)             (10,596)        2,266         2,022
                                                         -------       -------       -------
Comprehensive income                                    $ 28,654      $154,757      $ 41,662
                                                         =======       =======       =======


      The net unrealized loss on investments for year 2000 is due to the reclassification of previous unrealized gains totaling $10.6 million from Accumulated other comprehensive income to Regulatory assets, net in the Consolidated Balance Sheets. See Nuclear Plant Retirement Costs section of Note 12, Commitments and Contingencies.





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                   (In Thousands)
                                                          For The Years Ended December 31,
                                                          2000          1999        1998
--------------------------------------------------------------------------------------------



Balance at beginning of year                            $ 59,265      $367,653      $393,708

  Net income                                              39,250       152,491        39,640
                                                         -------       -------       -------

         Total                                            98,515       520,144       433,348
                                                         -------       -------       -------

  Cash dividends on capital stock:

     Cumulative preferred stock (at the annual rates indicated below):

       4.40% Series B ($4.40 a share)                        -             (29)         (131)
       3.70% Series C ($3.70 a share)                        -             (41)         (183)
       4.05% Series D ($4.05 a share)                        -             (25)         (114)
       4.70% Series E ($4.70 a share)                        -             (15)          (66)
       4.50% Series F ($4.50 a share)                        -             (17)          (77)
       4.60% Series G ($4.60 a share)                        -             (27)         (124)

     Common stock (not declared on a
     per share basis)                                    (55,000)     (460,000)      (65,000)
                                                         -------       -------        ------


         Total                                           (55,000)     (460,154)      (65,695)
                                                         -------       -------       -------


  Loss on preferred stock reacquisition                      -            (725)          -
                                                         -------       -------       -------

Balance at end of year                                  $ 43,515      $ 59,265      $367,653
                                                         =======       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.



Pennsylvania Electric Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (In Thousands)
                                                            For The Years Ended December 31,
                                                            2000          1999         1998
----------------------------------------------------------------------------------------------


Operating Activities:
  Net income                                            $  39,250     $  152,491    $   39,640
  Extraordinary item (net of income tax
    benefit of $11,592)                                       -              -          18,950
                                                         --------      ---------     ---------
  Income before extraordinary item                         39,250        152,491        58,590
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                          56,852         78,072       107,239
    Provision for doubtful accounts                        20,667          8,447         5,826
    Regulatory assets, net                                (38,578)       (46,839)      (48,016)
    Amortization of property under capital leases             -            6,036         7,319
    PaPUC restructuring rate orders                       (21,550)           -          35,600
    Gain on sale of investments                            (4,882)       (59,313)          -
    Nuclear outage maintenance costs, net                     -           (3,803)        3,251
    Deferred income taxes and investment tax
      credits, net                                         14,804       (417,559)      (15,496)
    Allowance for other funds used during construction       (742)          (268)          -
  Changes in working capital:
    Receivables                                           (30,228)       (28,343)       (7,601)
    Materials and supplies                                    -           56,559        (1,310)
    Special deposits and prepayments                        3,518         18,466        (1,878)
    Payables and accrued liabilities                      (73,976)        29,484        16,709
    Due to/from affiliates                                (45,963)        14,577        21,466
  Nonutility generation contract buyout costs              (4,410)        (3,500)       (6,101)
  Other, net                                              (31,283)       (69,964)       16,537
                                                         --------      ---------     ---------
    Net cash provided/(required) by
      operating activities                               (116,521)      (265,457)      192,135
                                                         --------      ---------     ---------
Investing Activities:
  Capital expenditures                                    (73,247)       (78,331)      (89,550)
  Proceeds from sale of investments                           -        1,493,444           -
  Contributions to nonutility generation trusts            75,991       (266,701)          -
  Contributions to decommissioning trusts                     (40)       (75,926)       (5,270)
  Other, net                                                6,617          1,002          (520)
                                                         --------      ---------     ---------
    Net cash provided/(required) by
      investing activities                                  9,321      1,073,488       (95,340)
                                                         --------      ---------     ---------
Financing Activities:
  Issuance of company-obligated trust
    preferred securities                                      -           96,535           -
  Issuance of long-term debt                              118,000        348,218           -
  Increase/(Decrease) in notes payable, net                 2,200        (32,423)        8,442
  Contributions from parent                                35,000            -             -
  Retirement of long-term debt                            (25,000)      (600,011)      (30,011)
  Capital lease principal payments                            -           (7,907)       (6,781)
  Redemption of preferred stock                               -          (17,406)          -
  Redemption of company-obligated mandatorily
    redeemable preferred securities                           -         (105,383)          -
  Dividends paid on preferred stock                           -             (154)         (695)
  Dividends paid on common stock                          (55,000)      (460,000)      (65,000)
                                                         --------      ---------     ---------
    Net cash provided/(required) by
      financing activities                                 75,200       (778,531)      (94,045)
                                                         --------      ---------     ---------
Net increase/(decrease) in cash and temporary cash
  investments from above activities                       (32,000)        29,500         2,750
Cash and temporary cash investments, beginning of year     32,250          2,750           -
                                                         --------      ---------     ---------
Cash and temporary cash investments, end of year        $     250     $   32,250    $    2,750
                                                         ========      =========     =========
Supplemental Disclosure:
  Interest and preferred dividends paid                 $  40,443     $   55,779    $   64,057
                                                         ========      =========     =========
  Income taxes paid                                     $ 110,395     $  413,810    $   46,732
                                                         ========      =========     =========

  New capital lease obligations incurred                $     -       $    9,415    $    1,714
                                                         ========      =========     =========

The  accompanying notes are an integral part of the consolidated financial statements.


Pennsylvania Electric Company and Subsidiary Companies

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        (In Thousands)
------------------------------------------------------------------------------------------------




          Column A              Column B           Column C           Column D    Column E
----------------------------    ---------          --------           --------    --------
                                                  Additions
                                            ---------------------
                                 Balance       (1)         (2)
                                   at       Charged to   Charged                   Balance
                                Beginning   Costs and    to Other                  at End
         Description            of Period    Expenses    Accounts    Deductions   of Period
         -----------            ---------    --------    --------    ----------   ---------

Year ended December 31, 2000
  Allowance for doubtful
    accounts                     $5,288     $20,667     $ 1,539(a)   $12,643(b)   $14,851
  Allowance for inventory
    obsolescence                    -           -           -            -            -

Year ended December 31, 1999
  Allowance for doubtful
    accounts                     $3,235     $ 8,447     $38,374(a)   $44,768(b)   $ 5,288
  Allowance for inventory
    obsolescence                    -           -            -           -            -

Year ended December 31, 1998
  Allowance for doubtful
    accounts                     $3,526     $ 5,826     $ 2,123(a)   $ 8,240(b)   $ 3,235
  Allowance for inventory
    obsolescence                     67         -           -             67(c)       -







(a)  Recovery of accounts previously written off.

(b)  Accounts receivable written off.

(c)  Inventory written off.