Form 10-Q
period 2001-03-31
GPU INC /PA/; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO
filed 2001-05-03
CIK 40779, 53456, 65350, 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ---------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    --------------


Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 401-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
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

      The number of shares outstanding of each of the registrant's classes of voting stock, as of April 30, 2001, was as follows:
                                                                      Shares
Registrant                           Title                         Outstanding
-----------------------------------  ----------------------------  -----------
GPU, Inc.                            Common Stock, $2.50 par value 119,495,650
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                 March 31, 2001


                                Table of Contents
                                -----------------

                                                                        Page
                                                                        ----
PART I - Financial Information

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         1

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                23
            Statements of Income                                          25
            Statements of Cash Flows                                      26

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                27
            Statements of Income                                          29
            Statements of Cash Flows                                      30

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                31
            Statements of Income                                          33
            Statements of Cash Flows                                      34

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                35
            Statements of Income                                          37
            Statements of Cash Flows                                      38

      Combined Notes to Consolidated Financial Statements                 39

PART II - Other Information                                               62

Signatures                                                                63





      The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals), which are in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

      This combined Quarterly Report on Form 10-Q is separately filed by GPU, Inc., Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. None of these registrants make any representations as to information relating to the other registrants. This combined Form 10-Q supplements and updates the 2000 Annual Report on Form 10-K, filed by the individual registrants with the Securities and Exchange Commission and should be read in conjunction therewith.

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

   - the effects of regulatory decisions, including any conditions imposed relating to the proposed merger with FirstEnergy Corp.;

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

GPU, Inc. and Subsidiary Companies


               COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); GPU Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU Power, Inc. and its subsidiaries (GPU Power) develop, own and operate generation facilities in foreign countries. Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which sells electric energy at retail; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies; GPU Diversified Holdings LLC, which makes investments in energy-related businesses; and GPU Nuclear, Inc. (GPUN). All of these companies considered together are referred to as "GPU."


                           GPU'S RESULTS OF OPERATIONS
                           ---------------------------

EARNINGS PER SHARE CONTRIBUTION:
--------------------------------

(on a diluted basis)                        Three Months Ended
                                                  March 31,
                                       ----------------------------
                                        2001       2000     Change
                                       ------     ------    ------
Operations:
   GPU Energy companies                $ 0.71     $ 0.79    $(0.08)
   GPU Electric                          0.10       0.29     (0.19)
   GPU Power/GPUI (1)                    0.02       0.03     (0.01)
   GPU AR                                0.01       0.01       -
   GPU Telcom                             -          -         -
   MYR                                   0.01        -        0.01
   GPU, Inc. (Corporate)                (0.10)     (0.04)    (0.06)
                                        -----      -----     -----
     Total operations                    0.75       1.08     (0.33)
Non-recurring items:
   GPU Energy companies                 (0.17)       -       (0.17)
                                        -----      -----     -----
     Total                             $ 0.58     $ 1.08    $(0.50)
                                        =====      =====     =====

(1) The 2000 results included GPU International, Inc. (GPUI), which was sold in December 2000.


      GPU's earnings for the first quarter 2001 before non-recurring items were $89 million, or $0.75 per share, compared with earnings of $131 million, or $1.08 per share, for the same period in 2000. There were no non-recurring items in the first quarter 2000. The lower 2001 first quarter earnings on this basis was primarily due to the Pennsylvania energy supply loss reflecting the fact that Met-Ed and Penelec had to purchase electricity under its provider of last resort obligation at prices above the retail rate caps

GPU, Inc. and Subsidiary Companies

at which they could resell it, as well as the effect of increasing numbers of shopping customers returning from alternate generation suppliers in Pennsylvania; and lower earnings at GPU Power UK due to the reset of electricity delivery rates that took effect in April 2000.

      After taking into account the 2001 non-recurring items, GPU recorded net income of $68.9 million, or $0.58 per share, in the first quarter 2001. The 2001 non-recurring items included: a charge of $10.7 million after-tax, or $0.09 per share, for costs related to Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees in Pennsylvania; and a charge of $9.4 million after-tax, or $0.08 per share, for costs related to the termination of a wholesale energy contract with Allegheny Electric Cooperative (AEC).

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2001 increased $124 million to $1.3 billion, as compared to the first quarter 2000. The components of the changes are as follows:

                                               2001 vs. 2000 (in millions)
                                               ---------------------------
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
GPU Energy companies:
  Kilowatt-hour (KWH) revenues                          $  60.6
  Energy and restructuring-related
    Revenues (NJ)                                          (1.5)
  Competitive transition charge
    (CTC) revenues (PA)                                     0.9
  Other revenues                                            0.8
                                                          -----
    Total GPU Energy companies                             60.8
GPU Electric                                              (61.1)
GPU Power/GPUI                                            (23.5)
GPU AR                                                    (11.1)
GPU Telcom                                                  6.1
MYR                                                       152.8
                                                          -----
    Total increase                                       $124.0
                                                          =====

GPU Energy companies

Kilowatt-hour revenues
----------------------

      The increase for the three months ended March 31, 2001 was primarily due to the return of numerous shopping customers in Pennsylvania from alternate generation suppliers during the first quarter 2001, and higher weather-related sales due to colder winter temperatures this year compared to the previous winter.

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

GPU Electric

     The decrease for the three months ended March 31, 2001 was primarily due to the reset of electricity delivery rates at GPU Power UK that took effect in April 2000, and the absence of revenues in 2001 at GPU PowerNet due to its sale in June 2000.

GPU Power/GPUI

      The decrease for the three months ended March 31, 2001 was primarily due to the sale of GPUI in December 2000.

GPU AR

      The decrease for the three months ended March 31, 2001 was primarily due to lower KWH sales as a result of fewer sales contracts based on significantly higher wholesale electricity prices, as compared to the same period last year.

GPU Telcom

      The increase for the three months ended March 31, 2001 was primarily due to more fiber optics miles constructed for private build customers in 2001, as compared to the same period last year.

MYR

      The increase for the three months ended March 31, 2001 was due to the inclusion of revenues from MYR following its acquisition by GPU, Inc. in the second quarter 2000.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2001 decreased $123.8 million to $216.5 million, as compared to the first quarter 2000. The components of the changes are as follows:

                                       2001 vs. 2000 (in millions)
                                       ---------------------------
                                          Three Months Ended
                                               March 31,
                                          ------------------
GPU Energy companies                           $ (64.8)
GPU Electric                                     (61.7)
GPU Power/GPUI                                     0.9
GPU AR                                            (2.2)
GPU Telcom                                         2.0
MYR                                                2.4
GPU, Inc.                                         (0.4)
                                                ------
    Total decrease                             $(123.8)
                                                ======

GPU, Inc. and Subsidiary Companies

GPU Energy companies

      The decrease was primarily due to increased electricity purchases by Met-Ed and Penelec due to fewer customers shopping for their energy supply and higher energy prices (approximately $81 million); a non-recurring charge of $18.3 million pre-tax, for the costs of a VERP offered to and accepted by certain bargaining unit employees in Pennsylvania; and a non-recurring charge of $16 million pre-tax, for costs related to the termination of a wholesale energy contract with AEC. Partially offsetting these decreases was increased KWH revenues, as discussed above, and lower operation and maintenance (O&M) expenses (approximately $40 million, excluding the VERP) primarily due to the sale of the Oyster Creek Generating Station (Oyster Creek) in August 2000.

GPU Electric

      The decrease for the three months ended March 31, 2001 was primarily due to lower revenues as a result of the reset of electricity delivery rates at GPU Power UK. Also contributing to the decrease in operating income was an increase in O&M expenses (approximately $10 million) due primarily to higher employee related costs. Partially offsetting these decreases was lower depreciation expenses of approximately $6 million.

MYR

      The increase for the three months ended March 31, 2001 was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the first quarter 2001 increased $0.2 million to $23.3 million, as compared to the first quarter 2000. The components of the changes are as follows:

                                       2001 vs. 2000 (in millions)
                                       ---------------------------
                                          Three Months Ended
                                          ------------------
                                               March 31,
GPU Energy companies                           $  7.3
GPU Electric                                     (5.2)
GPU Power/GPUI                                   (2.5)
GPU AR                                             -
GPU Telcom                                       (1.4)
MYR                                              (0.1)
GPU, Inc.                                         2.1
                                                -----
    Total increase                             $  0.2
                                                =====


GPU Energy companies

      The increase for the three months ended March 31, 2001 was primarily due to higher CTC interest income of approximately $5 million.

GPU, Inc. and Subsidiary Companies

GPU Electric

      The decrease for the three months ended March 31, 2001 was due primarily to the decrease of investment income of approximately $5 million at GPU Power UK.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the first quarter 2001 decreased $22 million to $121 million, as compared to the first quarter 2000. The components of the changes are as follows:

                                       2001 vs. 2000 (in millions)
                                       ---------------------------
                                          Three Months Ended
                                               March 31,
                                          ------------------

GPU Energy companies                           $  0.9
GPU Electric                                    (28.7)
GPU Power/GPUI                                   (0.3)
GPU AR                                             -
GPU Telcom                                         -
MYR                                               0.3
GPU, Inc.                                         5.8
                                                -----
    Total decrease                             $(22.0)
                                                =====

GPU Electric

      The decrease for the three months ended March 31, 2001 was primarily due to lower debt levels resulting primarily from the sale of GPU PowerNet in June 2000. Also contributing to the decrease was lower interest rates at GPU Capital, Inc.

GPU, Inc.

      The increase for the three months ended March 31, 2001 was primarily due to the issuance of $300 million of debentures in December 2000.


                           JCP&L RESULTS OF OPERATIONS
                           ---------------------------

      JCP&L's earnings for the first quarter 2001 were $50 million, compared to first quarter 2000 earnings of $43.1 million. The increase was primarily due to higher weather-related sales due to colder winter temperatures this year compared to the previous winter; and lower O&M expenses as a result of the sale of Oyster Creek in August 2000.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2001 increased $8.9 million to $461.6 million, as compared to the first quarter 2000. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                       2001 vs. 2000 (in millions)
                                       ---------------------------
                                           Three Months Ended
                                                March 31,
                                           ------------------

KWH revenues                                    $ 8.1
Energy and restructuring-related
  revenues                                       (1.5)
Other revenues                                    2.3
                                                  ---
    Increase in revenues                        $ 8.9
                                                  ===


      The increase in KWH revenues was primarily due to higher demand for electricity resulting from colder weather during the winter of 2001 compared to the previous winter.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2001 increased $7.7 million to $103.7 million, as compared to the first quarter 2000. The increase was primarily due to increased KWH revenues, as discussed above; and lower O&M expenses of approximately $35 million as a result of the sale of Oyster Creek in August 2000. Partially offsetting these increases was higher deprecation and amortization expenses of approximately $6 million, and higher energy costs due to increase demand and the need to purchase more electricity due to the sale of Oyster Creek.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the first quarter 2001 decreased $0.5 million to $27.7 million, as compared to the first quarter 2000. The decrease was primarily due to the redemption of $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions in 2000.


                          MET-ED RESULTS OF OPERATIONS
                          ----------------------------

      Met-Ed's earnings for the first quarter 2001 were $16 million, compared to first quarter 2000 earnings of $26.5 million. Excluding a non-recurring charge of $5.4 million after-tax for costs related to a VERP offered to certain bargaining unit employees, earnings for the first quarter 2001 would have been $21.4 million. The decrease in earnings on this basis was primarily due to the fact that Met-Ed had to purchase electricity under its provider of last resort obligation at prices above the retail rate caps at which it could resell it, and the effect of increasing numbers of shopping customers returning from alternate generation suppliers.

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2001 increased $18 million to $221.1 million, as compared to the first quarter 2000. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                        2001 vs. 2000 (in millions)
                                        ---------------------------
                                           Three Months Ended
                                                March 31,
                                           ------------------

KWH revenues                                    $ 18.5
CTC revenues                                       1.1
Other revenues                                    (1.6)
                                                 -----
    Increase in revenues                        $ 18.0
                                                 =====


      The increase in KWH revenues was primarily due to the return of numerous shopping customers from alternate generation suppliers during the first quarter 2001, partially offset by a decrease of sales to other utilities.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2001 decreased $24.5 million to $30.8 million, as compared to the first quarter 2000. The decrease was primarily due to increased electricity purchases and higher energy prices (approximately $33 million); and a non-recurring charge to other O&M expenses of $9.2 million pre-tax, for costs related to the VERP. Partially offsetting these decreases was increased KWH revenues, as discussed above.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the first quarter 2001 increased $5.4 million to $8.2 million, as compared to the first quarter 2000. The increase was primarily due to higher CTC interest income of approximately $5 million.

INTEREST CHARGES:
-----------------

      Interest charges for the first quarter 2001 decreased $1 million to $13.1 million, as compared to the first quarter 2000. The decrease was primarily due to the retirement of $50 million of first mortgage bonds in 2000.


                          PENELEC RESULTS OF OPERATIONS
                          -----------------------------

      Penelec recorded a net loss of $2.1 million for the first quarter 2001, compared to first quarter 2000 earnings of $26.9 million. Excluding a non-recurring charge of $9.4 million after-tax for costs related to the termination of a wholesale energy contract with AEC, and a non-recurring charge of $5.3 million after-tax for costs related to a VERP offered to certain bargaining unit employees, earnings for the first quarter 2001 would have been $12.6 million. The decrease in earnings on this basis was primarily due to the fact that Penelec had to purchase electricity under its provider of last resort obligation at prices above the retail rate caps at which it could resell it, and the effect of increasing numbers of shopping customers returning from alternate generation suppliers.

GPU, Inc. and Subsidiary Companies

OPERATING REVENUES:
-------------------

      Operating revenues for the first quarter 2001 increased $23.7 million to $243.8 million, compared to the first quarter 2000. The components of the changes are as follows:

                                       2001 vs. 2000 (in millions)
                                       ---------------------------
                                           Three Months Ended
                                                March 31,
                                           ------------------

KWH revenues                                    $ 23.9
CTC revenues                                      (0.2)
Other revenues                                      -_
                                                 ------
    Increase in revenues                        $ 23.7
                                                 =====

      The increase in KWH revenues was primarily due to the return of numerous shopping customers from alternate generation suppliers during the first quarter 2001, partially offset by a decrease of sales to other utilities.

OPERATING INCOME:
-----------------

      Operating income for the first quarter 2001 decreased $48.2 million to $5.4 million, as compared to the first quarter 2000. The decrease was primarily due to increased electricity purchases and higher energy prices (approximately $48 million); a non-recurring charge of $16 million pre-tax, for costs related to the termination of the AEC contract; and a non-recurring charge to other O&M expenses of $9.1 million pre-tax, for costs related to the VERP. Partially offsetting these decreases was increased KWH revenues, as discussed above.

INTEREST CHARGES:
-----------------

      Interest charges for the first quarter 2001 increased $2.4 million to $11.5 million, as compared to the first quarter 2000. The increase was primarily due to the increase of $93 million of senior notes in 2000.



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

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order

GPU, Inc. and Subsidiary Companies

issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent by which, any developments relate to general economic conditions. In testimony before the PaPUC, FirstEnergy stated that FirstEnergy will carefully review the PaPUC's action with respect to GPU's requested provider of last resort (PLR) relief on the financial condition of GPU to determine whether the consequences would have a "material adverse effect" on GPU or the combined company (for further information on the subject of PLR, see Provider of Last Resort section of Competitive Environment and Rate Matters). The receipt of all necessary regulatory approvals is expected to take approximately twelve months from the date of the merger agreement. There can be no assurance as to the outcome of these matters.


                          INVESTMENTS IN FUCOs AND EWGs
                          -----------------------------

      GPU, Inc. has Securities and Exchange Commission (SEC) authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of March 31, 2001. At March 31, 2001, GPU, Inc. has remaining authorization to finance approximately $518 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and GPU Power.


                                  GPU ELECTRIC
                                  ------------

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. Through its ownership of GPU Power UK, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 4,201 megawatts (MW) (of which GPU Electric's equity interest represents 1,119 MW) of capacity. At March 31, 2001, GPU, Inc.'s aggregate investment in GPU Electric was $802 million. GPU, Inc. has also guaranteed up to an additional $1 billion of outstanding GPU Electric obligations.


                                    GPU POWER
                                    ---------

      GPU Power has ownership interests in four operating generating facilities located in foreign countries totaling 1,229 MW (of which GPU Power's equity interest represents 424 MW) of capacity. At March 31, 2001, GPU, Inc.'s aggregate investment in GPU Power was $141 million. GPU, Inc. has also guaranteed up to an additional $21 million of GPU Power obligations.


                                   GPU TELCOM
                                   ----------

      GPU Telcom is a telecommunications infrastructure development and management company and wholesale telecommunications provider with operations primarily in the Mid-Atlantic region of the US. Its customers consist of telecommunications end-use service providers including: interexchange carriers; competitive local exchange carriers; competitive access providers and multiple system operators; commercial and industrial companies (private networks) and governmental agencies; cable television and telephone companies; and internet service providers. At March 31, 2001, GPU, Inc.'s aggregate investment in GPU Telcom was $72 million. GPU, Inc. also intends

GPU, Inc. and Subsidiary Companies

to guarantee up to $50 million of obligations under a syndicated bank facility of America's Fiber Network LLC, a high-speed fiber optics company in which GPU Telcom has invested.


                                    MYR GROUP
                                    ---------

      MYR is a utility infrastructure construction services company which provides power line and commercial/industrial electrical construction for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies. MYR also builds cellular towers for the wireless communications market. At March 31, 2001, GPU, Inc.'s aggregate investment in MYR was $237 million.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      The California electricity market was deregulated in 1998. In recent months, certain aspects of that state's restructuring plan have created instability and price volatility in the electricity market, negatively affecting the California electric utilities. These utilities have defaulted on various contractual and financial obligations and have experienced rapid deterioration of their credit quality. Reaction of the financial markets has included a careful review of overall credit exposure to the electric utility industry. As a result of this instability, coupled with the inability to pass on increasing wholesale power costs to its customers, Pacific Gas & Electric Company, California's largest utility, filed for reorganization under Chapter 11 of the US Bankruptcy Code in April 2001.

      Furthermore, Met-Ed's and Penelec's energy cost exposure related to their PLR obligation in Pennsylvania has negatively affected Met-Ed's and Penelec's earnings. Consequently, the amount of new financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been. While the GPU companies do not expect to require significant levels of new borrowings in 2001, certain existing credit facilities are due for renewal or refinancing during 2001. At March 31, 2001, these credit facilities include: $433 million available to GPU, Inc. and the GPU Energy companies under a $250 million revolving credit agreement and various committed bank lines of credit; $1 billion under GPU Capital, Inc.'s (GPU Capital) senior revolving credit agreement; $180 million under GPU Australia Holdings, Inc.'s (GPU Australia Holdings) senior revolving credit agreement; and $360 million under EI UK Holdings, Inc.'s two year term loan agreement. These credit facilities expire at various times through November 2001.

      Renewal or refinancing of these facilities will require GPU's acceptance of higher pricing and/or more restrictive terms and conditions, particularly if Met-Ed and Penelec are unable to obtain adequate regulatory relief from their PLR obligations. If renewal or refinancing of the existing credit facilities is limited or cannot be achieved, GPU will be required to reduce capital spending and other discretionary cash uses, including the amount and timing of future common stock dividends. Moreover, the failure to obtain PLR relief will likely result in a further increase in capital costs, more restrictive terms and conditions and reduced access to capital markets. For information relating to the companies' petition for PLR relief, see Provider of Last Resort section of Competitive Environment and Rate Matters.

GPU, Inc. and Subsidiary Companies

      GPU, Inc. and the GPU Energy companies have reached an agreement in principle with their lenders to amend and extend their revolving credit agreement which expires on May 6, 2001. Among other things, the amendment would provide for committed bank borrowing capacity of between $302 million and $369 million, an extension of the term to not later than October 31, 2001 and additional commitments and other fees. This extension, together with other bilateral credit commitments, would result in an overall reduction in such committed bank credit of between $64 million and $131 million, which, if necessary, GPU believes it could fund from its other committed facilities. In the event that the majority lenders conclude that the PaPUC decision on Met-Ed's and Penelec's pending request for PLR relief is "unsatisfactory," the amended agreement would require the GPU Energy companies to pledge their senior notes, secured by their first mortgage bonds, as collateral security for borrowings under the credit agreement and would prohibit GPU, Inc. from paying common stock dividends and limit its ability to make investments in GPU Energy and non-core businesses. Moreover, the maturity date of the credit agreement would be shortened. It is expected that a definitive amendment to the credit agreement will be entered into on or about May 4, 2001.

      Negotiations to extend the EI UK Holdings term loan agreement (which expires on July 15, 2001) to not later than October 31, 2001 are also in process.

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


Capital Expenditures and Investments
------------------------------------

GPU Energy companies

      The GPU Energy companies' capital spending for the first quarter 2001 was $59 million (JCP&L $33 million; Met-Ed $12 million; Penelec $14 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. For 2001, capital expenditures for the GPU Energy companies are estimated to be $371 million (JCP&L $184 million; Met-Ed $83 million; Penelec $97 million; Other $7 million), primarily for ongoing T&D system development. Management estimates that a substantial portion of the GPU Energy companies' 2001 capital spending will be supplied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the first quarter 2001 of $40 million was used primarily to make improvements to Emdersa's and GPU Power UK's distribution networks. For 2001, GPU Electric's capital expenditures are estimated to be $200 million, and management expects that a substantial portion of this amount will be supplied through internally generated funds.

GPU, Inc. and Subsidiary Companies

GPU Telcom

      GPU Telcom's capital spending for the first quarter 2001 of $18 million was used primarily to make investments in telecommunications infrastructure and businesses. In 2001, GPU Telcom's capital expenditures are estimated to be $90 million, which management expects will be supplied by capital contributions and internally generated funds.

Financing
---------

GPU, Inc.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies have available $433 million of short-term borrowing facilities, which include a $250 million revolving credit agreement and various bank lines of credit. In addition, GPU, Inc., JCP&L, Met-Ed and Penelec have commercial paper programs in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. From these sources, GPU, Inc. has regulatory authority to have $250 million outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $264 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time. As of March 31, 2001, GPU, Inc. and the GPU Energy companies had $61 million and $266 million (JCP&L $92 million; Met-Ed $87 million; Penelec $87 million), respectively, of short-term debt outstanding.

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

      Maturing long-term debt is expected to total $40 million (JCP&L) in 2001, and $130 million (JCP&L $50 million; Met-Ed $30 million; Penelec $50 million) in 2002. Current plans call for each of the GPU Energy companies to issue senior notes during the next three years to fund the redemption of maturing senior securities, refinance outstanding senior securities and finance construction activities. Following their initial issuance of senior notes, the GPU Energy companies would not issue any additional FMBs other than as collateral for the senior notes. The senior note indentures prohibit (subject to certain exceptions) the GPU Energy companies from issuing any debt which is senior to the senior notes.

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

      In August 1999, JCP&L filed a petition with the New Jersey Board of Public
Utilities  (NJBPU)  requesting   authorization  to  issue  transition  bonds  to
securitize the recovery of

GPU, Inc. and Subsidiary Companies

bondable stranded costs attributable to the projected net investment in Oyster Creek at September 1, 2000. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. In August 2000, Oyster Creek was sold to AmerGen Energy Company LLC (AmerGen), a joint venture of PECO Energy and British Energy. JCP&L currently plans to sell transition bonds in the fourth quarter 2001.

      At March 31, 2001, JCP&L, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $768 million, $68 million and $31 million, respectively, net of amounts restricted under each company's respective FMB indentures.

GPU Electric

      GPU Capital has established a $1 billion commercial paper program to fund GPU, Inc. and GPU Electric acquisitions. At March 31, 2001, $22 million was outstanding under this commercial paper program and included in Notes payable on the Consolidated Balance Sheet.

      To support the issuance of GPU Capital commercial paper, GPU Capital has a $1 billion, 364-day senior revolving credit agreement expiring in November 2001, which, in combination with the GPU Capital commercial paper program, is guaranteed by GPU, Inc. for up to $1 billion of outstanding obligations. In early 2001, GPU Capital refinanced the majority of its then outstanding commercial paper through this senior revolving credit agreement. At March 31, 2001, $723 million was outstanding under the senior revolving credit agreement and included in Notes payable on the Consolidated Balance Sheet.

      GPU GasNet has a A$750 million (US $366 million) debt issuance program jointly arranged by two banks to refinance a portion of GPU GasNet's maturing bank debt. The various agreements under the program facilitate the issuance of GPU GasNet commercial paper and medium term notes. At March 31, 2001, A$250 million (US $122 million) of commercial paper and A$150 million (US $73 million) of medium term notes were outstanding under this program and included in Long-term debt on the Consolidated Balance Sheet.

      GPU GasNet has a A$250 million (US $122 million) revolving credit facility which serves as backstop for the issuance of GPU GasNet's commercial paper. At March 31, 2001, there were no outstanding borrowings under the revolving credit facility.

      In addition, GPU GasNet has a A$375 million (US $183 million) senior credit facility. At March 31, 2001, A$211 million (US $103 million) of bank debt was outstanding under this facility and included in Long-term debt on the Consolidated Balance Sheet.

      GPU Electric has a $150 million credit facility, which expires in May 2002, to accommodate short-term borrowing needs. Borrowings under this facility are guaranteed by GPU, Inc. At March 31, 2001, there were no outstanding borrowings under this facility.

      GPU Australia Holdings has a $180 million senior revolving credit facility, which expires in November 2001. Borrowings under this facility are guaranteed by GPU, Inc. At March 31, 2001, $176 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

GPU, Inc. and Subsidiary Companies

      EI UK Holdings, Inc. has a British pounds (BP) 245 million (US $348 million) credit facility consisting of a two tranches (BP 60 million and BP 185 million). Borrowings under the BP 60 million tranche (US $85.3 million) are guaranteed by GPU, Inc. This credit facility expires on July 15, 2001. GPU is seeking an extension of the maturity date to not later than October 31, 2001. At March 31, 2001, the entire amount of this facility was outstanding and included in Securities due within one year on the Consolidated Balance Sheet.

      GPU Power UK maintains separate revolving credit facilities with six banks totaling BP 150 million (US $224 million) for working capital purposes, expiring in July 2005. At March 31, 2001, BP 48 million (US $68 million) was outstanding under these facilities and included in Notes payable on the Consolidated Balance Sheet.

      In addition, GPU Power UK maintains a BP 75 million (US $107 million) bank facility for working capital purposes. Outstanding borrowings are collateralized by portions of trade accounts receivable. At March 31, 2001, BP 75 million (US $107 million) was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

      Maturing long-term debt is expected to total $912 million in 2001 and $437 million in 2002.

GPU Power

      Maturing long-term debt is expected to total $7 million in each of 2001 and 2002. Management anticipates meeting these obligations through internally generated funds.

MYR Group

      MYR maintains a $50 million revolving credit facility, which expires in November 2003, of which up to $10 million is available for the issuance of standby letters of credit. GPU, Inc. has guaranteed MYR's borrowings under this facility. As of March 31, 2001, $20 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

      In March 2001, 207 employees (Met-Ed 101 employees; Penelec 106 employees) accepted Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees in Pennsylvania. As a result, a pre-tax charge of approximately $18 million (Met-Ed $9 million; Penelec $9 million) has been recorded in 2001 Operating Income for the cost of pension and other postretirement benefits.

      In October 1999, GPU initiated a program to enhance shareholder value through planned cost reductions of $100 million and through the sale of non-core and under-performing assets. A significant portion of these planned cost reductions were achieved in 2000, and the remaining reductions are scheduled to be implemented during 2001.

Recent Regulatory Actions
-------------------------

      With the transition to a competitive marketplace for generation service in New Jersey and Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

GPU, Inc. and Subsidiary Companies

New Jersey Restructuring

      In March 2001, the NJBPU issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which supersedes a Summary Order issued by the NJBPU in May 1999. The Final Order confirms rate reductions set forth in the Summary Order, which began in August 1999 and will remain in effect at increasing levels through July 2003, and provides for, among other things, deregulation of the costs associated with providing electric generation service. The Final Order confirms the establishment of a non-bypassable societal benefits charge to recover costs associated with, among other things, nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC). The Final Order provides for the ability to recover stranded costs; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until GPU's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon.

      In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping  customers and costs incurred under nonutility  generation
(NUG) agreements exceed amounts collected in BGS and MTC rates. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

      The Final Order also provides for the ability to securitize approximately $400 million of stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of these costs.

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

      In 2000, the PaPUC issued a Phase II Order which, among other things, disallowed a portion of the requested additional stranded costs above those amounts granted in the 1998 Orders. The Phase II Order also deferred a decision on Met-Ed's requested increase in rates, beginning in 2006, for recovery of Met-Ed's generation-related stranded costs. In addition, the Order requires Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed and Penelec would then reduce

GPU, Inc. and Subsidiary Companies

stranded costs by $40 million plus interest and record a corresponding charge to income.

GPU Energy Supply Plan
----------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. In 1999 and 2000, the GPU Energy companies completed the sales of substantially all their electric generating stations. As a result, the GPU Energy companies now have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, as discussed below. (For additional information regarding the increased risks associated with supplying that electricity, see GPU Energy Supply Market Risk section.)

Generation Agreements

      The GPU Energy companies have 285 MW of generation capacity and related energy remaining to meet customer needs. The GPU Energy companies also have contracts with nonutility generators totaling 1,598 MW (JCP&L 926 MW; Met-Ed 272 MW; Penelec 400 MW) and agreements with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 2,200 MW in 2001 to 500 MW in May 2004. Based on the exercise of call options, the GPU Energy companies may take the energy associated with up to 150 MW of this capacity through May 2003. The GPU Energy companies have also purchased all of the capacity and energy from their previously owned Three Mile Island Unit 1 (TMI-1) and Oyster Creek (sold by JCP&L) nuclear generating stations through December 31, 2001 and March 31, 2003, respectively. In addition, the GPU Energy companies have the right to the capacity of Penelec's previously owned Homer City station (942 MW) through May 31, 2001 and the right to the capacity of several other generating stations they sold in 1999 (3,970 MW) through May 31, 2002. GPU Energy's remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years). Any residual needs will be purchased from the short-term market (one hour to one month). Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $1.1 billion in 2001, $454 million in 2002, $74 million in 2003, and $5 million in 2004.

      Pursuant to the mandates of the Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The NJBPU Final Order provides JCP&L full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $2.7 billion (JCP&L $1.6 billion; Met-Ed $0.5 billion; Penelec $0.6 billion) on the Consolidated Balance Sheets for above-market NUG costs. These amounts are offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

      In 1999, Penelec deposited a portion of the proceeds from its generation asset sale into a NUG Trust, which has a balance at March 31, 2001 of $187 million. To the extent Penelec incurs above-market NUG costs in

GPU, Inc. and Subsidiary Companies

excess of the CTC revenues allocated for such costs, Penelec may withdraw amounts from the trust.

Basic Generation Service Provider

      JCP&L is required to provide basic generation service (BGS) to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS service will be bid out at BGS rates, which are pre-determined through July 31, 2003. The specific details of the BGS bidding process will be the subject of a future NJBPU proceeding. Under its Final Order, JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing BGS to non-shopping customers exceed amounts currently reflected in its rates for BGS.

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

      In 2000, the absence of acceptable bids required Met-Ed and Penelec to supply 550 megawatts (MW) (Met-Ed 250 MW; Penelec 300 MW) of electric power more than they had planned. In addition, customers requiring approximately 600 MW (Met-Ed 240 MW; Penelec 360 MW) of power returned to Met-Ed and Penelec from their alternate suppliers for the peak Summer months. During that same period, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped rates. This situation resulted in GPU's Pennsylvania supply business recording a loss for 2000 of approximately $28 million (Met-Ed $14 million; Penelec $14 million) after-tax, or $0.22 per share.

      Under the terms of their restructuring settlements, in 2001 Met-Ed and Penelec again sought alternative providers through a CDS bidding process for 40% of their customers; however, the companies did not receive any bids in response to their request. If wholesale energy prices remain high and Met-Ed and Penelec are not granted state regulatory relief, the companies expect substantial earnings losses to continue, as well as a reduction of cash flow. Based on their current projection of returning customers to whom they must

GPU, Inc. and Subsidiary Companies

supply electricity under their PLR obligations, Met-Ed and Penelec now estimate approximately 1,100 MW (Met-Ed 560 MW; Penelec 540 MW) of additional load will return to them by June 1, 2001. If this projection proves to be correct, Met-Ed and Penelec estimate that the cost of providing energy to Pennsylvania customers, including the returning 1,100 MW of load, could result in GPU's Pennsylvania supply business recording a loss for 2001 of approximately $150 million (Met-Ed $70 million; Penelec $80 million) after-tax, or $1.25 per share, based on the companies' current assessment of market energy prices. Met-Ed and Penelec also estimate that if all their shopping customers were to return by June 1, 2001, their supply business losses could be up to approximately $165 million (Met-Ed $77 million; Penelec $88 million) after-tax, or $1.37 per share.

      On November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of amounts reflected in their capped generation rates. Various parties to the proceeding filed motions to dismiss the petition. On January 19, 2001, Met-Ed and Penelec made a further request that they be permitted to implement their proposed deferral mechanism pending the PaPUC's final action on their petition. On January 24, 2001, the PaPUC denied, without prejudice, the motions to dismiss Met-Ed's and Penelec's petition and recommended that the companies provide support for a rate cap exception based on the criteria in the Customer Choice and Competition Act. In addition, the PaPUC consolidated the petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule. In February 2001, Met-Ed and Penelec filed a supplement to their petition and testimony supporting the granting of exceptions to their rate caps. In addition, Met-Ed and Penelec stated that as an alternative to the deferral mechanism they previously proposed, the circumstances warrant an immediate increase in their present generation rate caps coupled with a cost deferral mechanism.

      On April 25, 2001, the PaPUC Administrative Law Judge (ALJ) assigned to the combined proceeding issued his recommended decision. The ALJ recommended generation rate cap increases totaling $316.7 million (Met-Ed $162.5 million; Penelec $154.2 million) to address the companies' exposure to increased wholesale energy prices under Met-Ed's and Penelec's PLR obligation. The generation rate cap increases would be effective on about June 1, 2001, and would be in lieu of Met-Ed's and Penelec's proposed deferral mechanism for excess PLR costs. With respect to the GPU/FirstEnergy merger, the ALJ recommended that the merger be approved, subject to certain conditions, including that merger-related savings are flowed back to ratepayers through an extension of each company's transmission and distribution rate cap until December 2007. Parties in the proceeding have until May 7, 2001 to file exceptions to the ALJ's recommended decision, and responses to these exceptions must be filed by May 14, 2001. The PaPUC is tentatively scheduled to issue its final decision in the combined proceeding on May 24, 2001.

      There can be no assurance regarding the degree, if any, to which Met-Ed and Penelec may be able to recover their costs to supply electricity in excess of amounts currently reflected in their capped generation rates.

GPU Energy Supply Market Risk
-----------------------------

      With the divestiture of essentially all their generating plants, the GPU Energy companies are in a net short position (load in excess of supply). Consequently, the GPU Energy companies must manage their purchase and sale of

GPU, Inc. and Subsidiary Companies

installed capacity and ancillary services to minimize business risk associated with their reliability obligation in the PJM Interconnection, LLC (PJM). Supply/risk management transactions will be made based on the objective of decreasing price uncertainty. The GPU Energy companies will enter into supply/hedging market arrangements for hedging purposes only.

Electricity

      The GPU Energy companies are generally at risk of rising prices for electricity and electricity-related products and services. These risks may differ during some months of the year. To manage these risks, the GPU Energy companies employ a portfolio approach which primarily consists of two party forward purchases and options, but may also include New York Mercantile Exchange (NYMEX) PJM electricity futures and similar instruments, as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

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

GPU, Inc. and Subsidiary Companies

Allegheny Complaint
-------------------

      Allegheny Electric Cooperative (AEC), a wholesale customer, filed a complaint with the Federal Energy Regulatory Commission (FERC) against Penelec claiming, among other things, that Penelec should not be permitted to charge AEC increased purchased power costs which Penelec has incurred following Penelec's divestiture of its generating plants.

      In 2001, Penelec and AEC entered into a settlement agreement under which Penelec will no longer be obligated to supply energy to AEC under its existing wheeling and power supply contract, effective March 2001. In addition, in February 2001 Penelec paid AEC $16 million, subject to refund in the event AEC defaults on certain of its obligations in the agreement. The $16 million payment was charged to operations in the first quarter 2001.

                              ENVIRONMENTAL MATTERS
                              ---------------------

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities. In addition, federal and state law provide for payment by responsible parties for damage to natural resources.

      GPU records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At March 31, 2001, the GPU Energy companies have liabilities recorded on their balance sheets for environmental remediation totaling $64 million (JCP&L $55 million; Met-Ed $2 million; Penelec $7 million).

      For more information, see the Environmental Matters section of Note 1, Commitments and Contingencies, of the Combined Notes to Consolidated Financial Statements.


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

GPU, Inc. and Subsidiary Companies

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

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs have taken an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision.

      There can be no assurance as to the outcome of this litigation.

      GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.


                               ACCOUNTING MATTERS
                               ------------------

      Effective January 1, 2001, GPU adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

      In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at their fair value. FAS 133 (as amended) provides an exemption for certain contracts that qualify as "normal purchases and sales." To qualify for this exclusion, certain criteria, including that it must be probable that the contract will result in physical delivery, must be met.

      The GPU Energy companies use NYMEX futures and Over-the-Counter (OTC) forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity. The GPU Energy companies also manage the natural gas requirements of certain NUG facilities that generate and sell energy to JCP&L under long-term contracts. The majority of the forward commodity contracts are considered "normal purchases and sales," as defined by FAS 133, and therefore are excluded from the scope of FAS 133. However, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of FAS 133, has not reached a final conclusion regarding the appropriate accounting treatment for certain types of energy contracts under FAS 133. Depending on the final decision of the FASB, certain commodity contracts currently considered "normal purchases and sales"

GPU, Inc. and Subsidiary Companies

may no longer qualify for this exclusion, and may be required to be accounted for under FAS 133. In this case, GPU would follow the transition provisions for applying the guidance in FAS 133. Management believes such contracts would qualify as cash flow hedges and be recorded at fair value on the balance sheet, with the effective portion of the hedge recognized in accumulated other comprehensive income.

      The adoption of FAS 133 on January 1, 2001 resulted in the recognition of derivative assets on the Consolidated Balance Sheet at January 1, 2001 in the amount of $114.8 million, with offsetting amounts, net of tax, recorded in Accumulated other comprehensive income, of $59.1 million, and Regulatory assets, net, of $51.1 million. As of January 1, 2001, derivative liabilities in the amount of $5.8 million were also recorded as a result of adopting FAS 133, with an offsetting amount, net of tax, recorded in Accumulated other comprehensive income, of $3.4 million. As of January 1, 2001, a cumulative effect of accounting change was recognized as an expense in Other income, net on the Consolidated Statement of Income, in the amount of $1 million.

      For further discussion regarding GPU's use of derivative instruments to manage the risk of fluctuations in commodity prices, interest rates and foreign currencies, and the impact of the implementation of FAS 133, see Note 2, Accounting for Derivative Instruments, of the Combined Notes to Consolidated Financial Statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                     In Thousands
                                                             ----------------------------------
                                                             March 31,             December 31,
                                                               2001                   2000
                                                             ---------------    ---------------
                                                                        (Unaudited)
ASSETS
Utility Plant:
   Utility plant in service                                  $ 9,953,336           $10,138,233
   Accumulated depreciation                                   (3,209,213)           (3,246,175)
                                                             -----------           -----------
         Net utility plant in service                          6,744,123             6,892,058
   Construction work in progress                                 175,831               153,417
   Other, net                                                     16,455                16,572
                                                             -----------           -----------
         Net utility plant                                     6,936,409             7,062,047
                                                             -----------           -----------

Other Property and Investments:
   Goodwill, net                                               1,889,896             1,986,449
   Nuclear decommissioning trusts, at market (Note 1)            366,740               367,805
   Nuclear fuel disposal trust, at market                        131,930               126,336
   Other, net                                                    937,104               765,783
                                                             -----------           -----------
         Total other property and investments                  3,325,670             3,246,373
                                                             -----------           -----------

Current Assets:
   Cash and temporary cash investments                           404,279               392,004
   Marketable securities                                          11,258                17,114
   Special deposits                                              116,132               126,149
   Accounts receivable:
      Customers, less provision for doubtful accounts
        of $87,232 for 2001 and $92,714 for 2000                 510,064               540,166
      Other                                                      230,294               162,048
   Unbilled revenues                                             201,294               221,810
   Cost and estimated earnings in excess of
      billings on uncompleted contracts                           35,042                29,377
   Materials and supplies, at average cost or less                87,491                79,679
   Deferred income taxes                                          50,329                33,857
   Prepayments                                                   115,010               154,775
                                                             -----------           -----------
         Total current assets                                  1,761,193             1,756,979
                                                             -----------           -----------

Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                             4,407,707             5,033,004
   Deferred income taxes                                       1,780,667             1,732,537
   Other                                                         420,463               431,521
                                                             -----------           -----------
         Total deferred debits and other assets                6,608,837             7,197,062
                                                             -----------           -----------





         Total Assets                                        $18,632,109           $19,262,461
                                                             ===========           ===========



The accompanying notes are an integral part of the consolidated financial statements.




                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                        In Thousands
                                                                --------------------------------
                                                                March 31,           December 31,
                                                                  2001                   2000
                                                               -----------          ------------
                                                               (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                                $   331,958           $   331,958
   Capital surplus                                               1,014,405             1,014,326
   Retained earnings                                             2,464,273             2,395,384
   Accumulated other comprehensive income/(loss) (Note 4)          (52,787)              (62,624)
         Total                                                   3,757,849             3,679,044
                                                                 ---------             ---------
   Reacquired common stock, at cost                               (356,762)             (357,994)
                                                                 ---------             ---------
         Total common stockholders' equity                       3,401,087             3,321,050
   Cumulative preferred stock:
      With mandatory redemption                                     51,500                51,500
      Without mandatory redemption                                  12,649                12,649
   Subsidiary-obligated mandatorily redeemable
      preferred securities                                         125,000               125,000
   Subsidiary-obligated trust preferred securities (Note 5)        200,000               200,000
   Long-term debt                                                3,745,460             3,917,069
                                                                 ---------             ---------
         Total capitalization                                    7,535,696             7,627,268
                                                                 ---------             ---------

Current Liabilities:
   Securities due within one year                                1,006,393               992,090
   Notes payable                                                 1,607,653             1,480,667
   Bank overdraft                                                  236,626               276,456
   Accounts payable                                                460,058               481,712
   Billings in excess of cost and estimated
      earnings on uncompleted contracts                             29,882                21,315
   Taxes accrued                                                    52,213                37,604
   Interest accrued                                                102,033                95,083
   Other                                                           343,703               447,639
                                                                 ---------             ---------
         Total current liabilities                               3,838,561             3,832,566
                                                                 ---------             ---------

Deferred Credits and Other Liabilities:
   Deferred income taxes                                         3,143,408             3,093,826
   Unamortized investment tax credits                               42,948                44,344
   Three Mile Island Unit 2 future costs (Note 1)                  519,607               514,922
   Power purchase contract loss liability (Note 1)               2,665,615             3,273,968
   Other                                                           886,274               875,567
                                                                 ---------             ---------
         Total deferred credits and other liabilities            7,257,852             7,802,627
                                                                 ---------             ---------


Commitments and Contingencies (Note 1)


         Total Liabilities and Capitalization                  $18,632,109           $19,262,461
                                                               ===========           ===========



The accompanying notes are an integral part of the consolidated financial statements.



                       GPU, INC. AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)
                                                                       In Thousands
                                                                   (Except Per Share Data)
                                                               -------------------------------
                                                                        Three Months
                                                                        Ended March 31,
                                                               -------------------------------
                                                                 2001                  2000
                                                                 ----                  ----

Operating Revenues                                            $1,300,439            $1,176,444
                                                               ---------             ---------

Operating Expenses:
   Fuel                                                            4,517                19,483
   Power purchased and interchanged                              582,170               427,990
   Deferred costs, net                                           (50,737)              (33,514)
   Other operation and maintenance                               357,919               241,029
   Depreciation and amortization                                 133,461               129,595
   Taxes, other than income taxes                                 56,580                51,549
                                                               ---------             ---------
         Total operating expenses                              1,083,910               836,132
                                                               ---------             ---------

Operating Income                                                 216,529               340,312
                                                               ---------             ---------

Other Income and Deductions:
   Allowance for other funds used during
      construction                                                    51                   245
   Equity in undistributed earnings
      of affiliates, net                                           3,414                 3,652
   Other income, net                                              19,786                19,178
                                                               ---------             ---------
         Total other income and deductions                        23,251                23,075
                                                               ---------             ---------

Income Before Interest Charges
   and Preferred Dividends                                       239,780               363,387
                                                               ---------             ---------

Interest Charges and Preferred Dividends:
   Long-term debt and notes payable                              112,011               132,914
   Subsidiary-obligated trust preferred securities                 3,673                 3,673
   Subsidiary-obligated mandatorily
      redeemable preferred securities                              2,675                 2,675
   Other interest                                                  1,936                 2,070
   Allowance for borrowed funds used
      during construction                                           (737)                 (830)
   Preferred stock dividends of subsidiaries                       1,391                 2,461
                                                               ---------             ---------
      Total interest charges and
         preferred dividends                                     120,949               142,963
                                                               ---------             ---------

Income Before Income Taxes and Minority Interest                 118,831               220,424
   Income taxes                                                   48,774                88,949
   Minority interest net income                                    1,162                   477
                                                               ---------             ---------


Net Income                                                    $   68,895            $  130,998
                                                               =========             =========

Basic -  Earnings Per Avg. Common Share                       $      .58            $     1.08
                                                               =========             =========
         -    Avg. Common Shares Outstanding                     119,516               121,367
                                                               =========             =========
Diluted - Earnings Per Avg. Common Share                       $     .58            $     1.08
                                                               =========             =========
         -    Avg. Common Shares Outstanding                     119,627               121,426
                                                               =========             =========
Cash Dividends Paid Per Share                                 $     .545            $      .53
                                                               =========             =========

The accompanying notes are an integral part of the consolidated financial statements.

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                     In Thousands
                                                               ------------------------------
                                                                      Three Months
                                                                    Ended March 31,
                                                               -------------------------------
                                                                 2001                  2000
                                                                 ----                  ----
Operating Activities:
   Net income                                                 $  68,895             $ 130,998
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                              149,492               138,634
     Amortization of property under capital leases                  -                   3,209
     Provision for doubtful accounts                             (5,788)               (4,661)
     Regulatory assets, net                                     (36,287)              (53,478)
     Voluntary enhanced retirement programs                      18,266                   -
     Gain on sale of businesses/investments                      (2,212)                  -
     Equity in undistributed earnings
         of affiliates, net of distributions received            (2,404)               (2,266)
     Deferred income taxes and investment tax
         credits, net                                           (11,374)               17,778
     Deferred costs, net                                        (50,737)              (33,514)
   Changes in working capital:
     Receivables                                                (10,511)              (73,192)
     Materials and supplies                                      (5,262)                2,230
     Special deposits and prepayments                            24,084                44,665
     Payables and accrued liabilities                           (61,799)              131,974
   Nonutility generation contract buyout costs                      -                  (5,660)
   Other, net                                                     7,834                27,591
                                                               --------              ---------
        Net cash provided by operating activities                82,197               324,308
                                                               --------              ---------

Investing Activities:
   Capital expenditures and investments                        (117,322)             (111,551)
   Proceeds from sale of businesses/investments                   5,572                   -
   Proceeds from nonutility generation trusts                     8,465                   -
   Contributions to decommissioning trusts                       (2,677)               (7,510)
   Other, net                                                    (7,349)               (2,052)
                                                               --------              ---------
        Net cash required by investing activities              (113,311)             (121,113)
                                                               --------              ---------

Financing Activities:
   Issuance of long-term debt                                       -                  16,142
   Increase in notes payable, net                               152,243                87,427
   Retirement of long-term debt                                 (28,569)              (50,083)
   Capital lease principal payments                                 -                  (5,937)
   Reacquisition of common stock                                    -                 (22,383)
   Dividends paid on common stock                               (65,100)              (64,409)
                                                               --------              ---------
        Net cash provided/(required)
          by financing activities                                58,574               (39,243)
                                                               --------              ---------

Effect of exchange rate changes on cash                         (15,185)               18,496
                                                               --------              ---------

Net increase in cash and temporary
  cash investments from above activities                         12,275               182,448
Cash and temporary cash investments, beginning of year          392,004               471,548
                                                               --------              ---------
Cash and temporary cash investments, end of period            $ 404,279             $ 653,996
                                                               ========              ========

Supplemental Disclosure:
   Interest and preferred dividends paid                      $ 101,020             $ 134,376
                                                               ========              ========
   Income taxes paid                                          $   3,205             $   7,074
                                                               ========              ========
   New capital lease obligations incurred                     $     -               $     -
                                                               ========              ========
   Common stock dividends declared but not paid               $     -               $     -
                                                               ========              ========

The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets


                                                                       In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              ---------------------------------
                                                              (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                   $3,283,382            $3,269,676
   Accumulated depreciation                                   (1,237,379)           (1,212,784)
                                                               ---------             ---------
         Net utility plant in service                          2,046,003             2,056,892
   Construction work in progress                                  92,548                75,201
   Other, net                                                     13,311                13,311
                                                               ---------             ---------
         Net utility plant                                     2,151,862             2,145,404
                                                               ---------             ---------


Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)            114,904               115,311
   Nuclear fuel disposal trust, at market                        131,930               126,336
   Other, net                                                     25,496                 6,342
                                                               ---------             ---------
         Total other property and investments                    272,330               247,989
                                                               ---------             ---------


Current Assets:
   Cash and temporary cash investments                               801                   801
   Special deposits                                                4,231                 1,220
   Accounts receivable:
      Customers, less provision for doubtful accounts
         of $18,339 for 2001 and $21,479 for 2000                139,216               156,358
      Affiliates                                                  32,080                28,853
      Other                                                      126,229                38,107
   Unbilled revenues                                              74,309                80,864
   Fuel inventory, at average cost or less                           536                   508
   Deferred income taxes                                          15,643                20,669
   Prepayments                                                     5,524                96,916
                                                               ---------             ---------
         Total current assets                                    398,569               424,296
                                                               ---------             ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                             3,063,118             3,185,072
   Deferred income taxes                                         185,699               187,632
   Other                                                          27,258                26,962
                                                               ---------             ---------
         Total deferred debits and other assets                3,276,075             3,399,666
                                                               ---------             ---------




         Total Assets                                         $6,098,836            $6,217,355
                                                               =========             =========



The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets


                                                                     In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              ---------------------------------
                                                              (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
    Common stock                                              $  153,713            $  153,713
    Capital surplus                                              510,769               510,769
    Retained earnings                                            769,777               794,786
    Accumulated other comprehensive income/(loss) (Note 4)         2,317                    (8)
                                                               ---------             ---------
         Total common stockholder's equity                     1,436,576             1,459,260
    Cumulative preferred stock:
      With mandatory redemption                                   51,500                51,500
      Without mandatory redemption                                12,649                12,649
    Company-obligated mandatorily redeemable
      preferred securities                                       125,000               125,000
    Long-term debt                                             1,044,047             1,093,987
                                                               ---------             ---------
         Total capitalization                                  2,669,772             2,742,396
                                                               ---------             ---------


Current Liabilities:
    Securities due within one year                               100,847                50,847
    Notes payable                                                 92,300                29,200
    Accounts payable:
      Affiliates                                                  23,093                98,526
      Other                                                       94,258                95,988
    Taxes accrued                                                 44,047                 8,836
    Interest accrued                                              27,553                23,625
    Other                                                         27,569                37,786
                                                               ---------             ---------
         Total current liabilities                               409,667               344,808
                                                               ---------             ---------


Deferred Credits and Other Liabilities:
    Deferred income taxes                                        887,441               866,058
    Unamortized investment tax credits                            16,188                17,087
    Power purchase contract loss liability (Note 1)            1,572,278             1,699,473
    Nuclear fuel disposal fee                                    159,260               156,959
    Three Mile Island Unit 2 future costs (Note 1)               129,907               128,735
    Other                                                        254,323               261,839
                                                               ---------             ---------
         Total deferred credits and other liabilities          3,019,397             3,130,151
                                                               ---------             ---------


Commitments and Contingencies (Note 1)


         Total Liabilities and Capitalization                 $6,098,836            $6,217,355
                                                              ==========            ==========



The accompanying notes are an integral part of the consolidated financial statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       In Thousands
                                                              ------------------------------
                                                                       Three Months
                                                                      Ended March 31,
                                                              ------------------------------
                                                                2001                   2000
                                                                ----                   ----

Operating Revenues                                            $461,682              $452,745
                                                               -------               -------

Operating Expenses:
   Fuel                                                          1,338                 5,867
   Power purchased and interchanged:
      Affiliates                                                 8,117                20,276
      Others                                                   258,286               194,122
   Deferred costs, net                                         (50,737)              (33,514)
   Other operation and maintenance                              63,644                98,127
   Depreciation and amortization                                61,749                56,143
   Taxes, other than income taxes                               15,573                15,729
                                                               -------               -------
         Total operating expenses                              357,970               356,750
                                                               -------               -------

Operating Income                                               103,712                95,995
                                                               -------               -------

Other Income and Deductions:
   Allowance for other funds used during
      construction                                                  51                   216
   Other income, net                                             7,272                 5,432
                                                               -------               -------
         Total other income and deductions                       7,323                 5,648
                                                               -------               -------

Income Before Interest Charges                                 111,035               101,643
                                                               -------               -------

Interest Charges:
   Long-term debt and notes payable                             23,178                23,262
   Company-obligated mandatorily
      redeemable preferred securities                            2,675                 2,675
   Other interest                                                  917                   152
   Allowance for borrowed funds used
      during construction                                         (434)                 (346)
                                                               -------               -------

         Total interest charges                                 26,336                25,743
                                                               -------               -------

Income Before Income Taxes                                      84,699                75,900
   Income taxes                                                 33,317                30,330
                                                               -------               -------

Net Income                                                      51,382                45,570
   Preferred stock dividends                                     1,391                 2,461
                                                               -------               -------
Earnings Available for Common Stock                           $ 49,991              $ 43,109
                                                               =======               =======





The accompanying notes are an integral part of the consolidated financial statements.



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        In Thousands
                                                              --------------------------------
                                                                        Three Months
                                                                       Ended March 31,
                                                              --------------------------------
                                                                 2001                   2000
                                                                 ----                   ----

Operating Activities:
   Net income                                                 $  51,382              $  45,570
   Adjustments to reconcile income to cash provided:
      Depreciation and amortization                              70,801                 64,494
      Provision for doubtful accounts                            (1,123)                 1,153
      Regulatory assets, net                                    (12,623)                (7,407)
      Amortization of property under capital leases                 -                    3,209
      Loss on sale of investments                                    48                    -
      Deferred income taxes and investment tax
         credits, net                                            15,512                  7,135
      Deferred costs, net                                       (50,737)               (33,514)
      Allowance for funds used during construction                  (51)                  (215)
   Changes in working capital:
      Receivables                                               (63,301)                11,477
      Materials and supplies                                        (28)                   (83)
      Special deposits and prepayments                           88,380                 14,414
      Payables and accrued liabilities                           33,266                 28,216
      Due to/from affiliates                                    (78,659)                 7,901
   Other, net                                                    (4,493)                 7,292
                                                                -------               --------
         Net cash provided by operating activities               48,374                149,642
                                                                -------               --------

Investing Activities:
   Capital expenditures and investments                         (33,113)               (24,411)
   Proceeds from sale of businesses/investments                      40                    -
   Contributions to decommissioning trusts                         (294)                (5,917)
   Other, net                                                    (1,716)                (4,100)
                                                                -------               --------
         Net cash required by investing activities              (35,083)               (34,428)
                                                                -------               --------

Financing Activities:
   Increase in notes payable, net                                63,100                    -
   Retirement of long-term debt                                     -                  (40,000)
   Capital lease principal payments                                 -                   (5,937)
   Dividends paid on common stock                               (75,000)               (45,000)
   Dividends paid on preferred stock                             (1,391)                (3,076)
                                                                -------               --------
         Net cash required by financing activities              (13,291)               (94,013)
                                                                -------               --------

Net increase in cash and temporary
   cash investments from above activities                           -                   21,201
Cash and temporary cash investments, beginning of year             801                  68,684
                                                                -------               --------
Cash and temporary cash investments, end of period            $    801               $  89,885
                                                                =======               ========

Supplemental Disclosure:
   Interest and preferred dividends paid                      $  23,040              $  25,024
                                                                =======               ========
   Income taxes paid                                          $     -                $     190
                                                                =======               ========
   New capital lease obligations incurred                     $     -                $     -
                                                                =======               ========



The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                     In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              ------------         ------------
                                                              (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                   $1,570,618            $1,561,252
   Accumulated depreciation                                     (500,565)             (489,607)
                                                               ---------             ---------
         Net utility plant in service                          1,070,053             1,071,645
   Construction work in progress                                  24,195                22,437
   Other, net                                                        596                   596
                                                               ---------             ---------
         Net utility plant                                     1,094,844             1,094,678
                                                               ---------             ---------


Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)            154,397               154,068
   Other, net                                                     34,081                 4,472
                                                               ---------             ---------
         Total other property and investments                    188,478               158,540
                                                               ---------             ---------


Current Assets:
   Cash and temporary cash investments                             3,188                 3,234
   Special deposits                                                  971                   205
   Accounts receivable:
      Customers, less provision for doubtful accounts
         of 12,330 for 2001 and 13,004 for 2000                   67,006                70,118
      Affiliates                                                  54,279                49,731
      Other                                                       30,395                28,525
   Unbilled revenues                                              35,556                38,688
   Deferred income taxes                                           1,634                 1,838
   Prepayments                                                    29,630                 7,556
                                                               ---------             ---------
         Total current assets                                    222,659               199,895
                                                               ---------             ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                               992,219             1,227,981
   Deferred income taxes                                         429,327               447,868
   Other                                                          32,692                32,417
                                                               ---------             ---------
         Total deferred debits and other assets                1,454,238             1,708,266
                                                               ---------             ---------



         Total Assets                                         $2,960,219            $3,161,379
                                                              ==========            ==========



The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                       In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              -------------        ------------
                                                              (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
    Common stock                                              $   66,273            $   66,273
    Capital surplus                                              400,200               400,200
    Retained earnings                                             71,493                70,476
    Accumulated other comprehensive income (Note 4)                  128                    64
                                                               ---------             ---------
         Total common stockholder's equity                       538,094               537,013
    Company-obligated trust preferred securities (Note 5)        100,000               100,000
    Long-term debt                                               466,861               496,860
                                                               ---------             ---------
         Total capitalization                                  1,104,955             1,133,873
                                                               ---------             ---------


Current Liabilities:
    Securities due within one year                                30,027                    27
    Notes payable                                                 86,900                46,600
    Accounts payable:
      Affiliates                                                  63,086                69,462
      Other                                                       41,492                37,399
    Taxes accrued                                                 18,290                20,768
    Interest accrued                                               9,734                14,375
    Other                                                         11,997                13,858
                                                               ---------             ---------
         Total current liabilities                               261,526               202,489
                                                               ---------             ---------


Deferred Credits and Other Liabilities:
    Deferred income taxes                                        715,517               728,344
    Unamortized investment tax credits                            13,947                14,159
    Power purchase contract loss liability (Note 1)              507,444               727,503
    Three Mile Island Unit 2 future costs (Note 1)               259,708               257,367
    Nuclear fuel disposal fee                                     35,976                35,456
    Other                                                         61,146                62,188
                                                               ---------             ---------
         Total deferred credits and other liabilities          1,593,738             1,825,017
                                                               ---------             ---------


Commitments and Contingencies (Note 1)



         Total Liabilities and Capitalization                 $2,960,219            $3,161,379
                                                              ==========            ==========



The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       In Thousands
                                                               ----------------------------
                                                                       Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                                2001                   2000
                                                                ----                   ----


Operating Revenues                                            $221,020              $203,056
                                                               -------               -------

Operating Expenses:
   Power purchased and interchanged:
      Affiliates                                                 1,173                    52
      Others                                                   124,054                92,498
   Other operation and maintenance                              36,553                28,000
   Depreciation and amortization                                17,794                15,804
   Taxes, other than income taxes                               10,632                11,383
                                                               -------               --------
          Total operating expenses                             190,206               147,737
                                                               -------               -------

Operating Income                                                30,814                55,319
                                                               -------               -------

Other Income and Deductions:
   Allowance for other funds used during
      construction                                                 -                      29
   Other income, net                                             8,186                 2,771
                                                               -------               -------
          Total other income and deductions                      8,186                 2,800
                                                               -------               -------

Income Before Interest Charges                                  39,000                58,119
                                                               -------               -------

Interest Charges:
   Long-term debt and notes payable                             10,690                11,935
   Trust preferred securities                                    1,838                 1,838
   Other interest                                                  700                   526
   Allowance for borrowed funds used
      during construction                                         (159)                 (184)
                                                               -------               -------

         Total interest charges                                 13,069                14,115
                                                               -------               -------

Income Before Income Taxes                                      25,931                44,004
   Income taxes                                                  9,914                17,511
                                                               -------               -------
Net Income                                                    $ 16,017              $ 26,493
                                                               =======               =======




The accompanying notes are an integral part of the consolidated financial statements.


              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        In Thousands
                                                                -----------------------------
                                                                        Three Months
                                                                        Ended March 31,
                                                                -----------------------------
                                                                 2001                   2000
                                                                 ----                   ----

Operating Activities:
   Net income                                                 $  16,017              $  26,493
   Adjustments to reconcile income to cash provided:
      Depreciation and amortization                              18,030                 15,883
      Provision for doubtful accounts                             1,594                  2,030
      Regulatory assets, net                                    (11,461)               (16,987)
      Voluntary enhanced retirement programs                      9,189                    -
      Deferred income taxes and investment tax
         credits, net                                             1,159                  6,211
      Allowance for funds used during construction                  -                      (29)
   Changes in working capital:
      Receivables                                                 2,781                (14,292)
      Special deposits and prepayments                          (22,841)                 1,407
      Payables and accrued liabilities                           (4,888)                 3,557
      Due to/from affiliates                                    (20,113)               (34,607)
   Nonutility generation contract buyout costs                      -                   (1,250)
   Other, net                                                     2,341                 (1,967)
                                                                 ------                 ------
         Net cash required by operating activities               (8,192)               (13,551)
                                                                 ------                 ------

Investing Activities:
   Capital expenditures and investments                         (11,793)               (11,556)
   Contributions to decommissioning trusts                       (2,371)                (1,583)
   Other, net                                                    (2,990)                   -
                                                                 ------                 ------
         Net cash required by investing activities              (17,154)               (13,139)
                                                                 ------                 ------

Financing Activities:
   Increase in notes payable, net                                40,300                 26,477
   Dividends paid on common stock                               (15,000)               (10,000)
                                                                 ------                 ------
         Net cash provided by financing activities               25,300                 16,477
                                                                 ------                 ------

Net decrease in cash and temporary cash
   investments from above activities                                (46)               (10,213)
Cash and temporary cash investments, beginning of year            3,234                 10,899
                                                                 ------                 ------
Cash and temporary cash investments, end of period            $   3,188              $     686
                                                                 ======                 ======


Supplemental Disclosure:
   Interest and preferred dividends paid                      $  16,963              $  18,448
                                                                 ======                 ======
   Income taxes paid                                          $   2,733              $   3,276
                                                                 ======                 ======
   New capital lease obligations incurred                     $     -                $     -
                                                                 ======                 ======




The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                     In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              --------------      -------------
                                                              (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                   $1,797,566            $1,791,594
   Accumulated depreciation                                     (597,488)             (588,377)
                                                               ---------             ---------
         Net utility plant in service                          1,200,078             1,203,217
   Construction work in progress                                  30,226                25,895
   Other, net                                                      2,548                 2,665
                                                               ---------             ---------
         Net utility plant                                     1,232,852             1,231,777
                                                               ---------             ---------


Other Property and Investments:
   Nonutility generation trusts, at market                       187,105               190,710
   Nuclear decommissioning trusts, at market (Note 1)             97,439                98,426
   Other, net                                                     16,252                   833
                                                               ---------             ---------
         Total other property and investments                    300,796               289,969
                                                               ---------             ---------


Current Assets:
   Cash and temporary cash investments                               250                   250
   Special deposits                                                  420                   330
   Accounts receivable:
      Customers, less provision for doubtful accounts
         of $14,817 for 2001 and $14,851 for 2000                 73,607                78,001
      Affiliates                                                  24,015                25,073
      Other                                                       26,520                21,205
   Unbilled revenues                                              36,771                39,514
   Deferred income taxes                                           1,669                 1,912
   Prepayments                                                    31,748                11,869
                                                               ---------             ---------
         Total current assets                                    195,000               178,154
                                                               ---------             ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                               352,370               619,951
   Deferred income taxes                                         709,495               708,954
   Other                                                          20,423                19,314
                                                               ---------             ---------
         Total deferred debits and other assets                1,082,288             1,348,219
                                                               ---------             ---------





         Total Assets                                         $2,810,936            $3,048,119
                                                               =========             =========



The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets


                                                                     In Thousands
                                                              ---------------------------------
                                                               March 31,           December 31,
                                                                 2001                  2000
                                                              ---------------------------------
                                                              (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
    Common stock                                              $  105,812            $  105,812
    Capital surplus                                              320,487               320,487
    Retained earnings                                             41,410                43,515
    Accumulated other comprehensive income/(loss) (Note 4)          (858)                   23
                                                               ---------             ---------
         Total common stockholder's equity                       466,851               469,837
    Company-obligated trust preferred securities (Note 5)        100,000               100,000
    Long-term debt                                               517,858               517,813
                                                               ---------             ---------
         Total capitalization                                  1,084,709             1,087,650
                                                               ---------             ---------


Current Liabilities:
    Securities due within one year                                    14                    14
    Notes payable                                                 86,500                55,800
    Obligations under capital leases                                 497                   485
    Accounts payable:
      Affiliates                                                  26,886                29,788
      Other                                                       57,334                50,673
    Taxes accrued                                                 13,631                23,895
    Interest accrued                                              17,300                11,582
    Other                                                          6,700                 6,880
                                                               ---------             ---------
         Total current liabilities                               208,862               179,117
                                                               ---------             ---------


Deferred Credits and Other Liabilities:
    Deferred income taxes                                        733,707               735,750
    Unamortized investment tax credits                            12,813                13,098
    Power purchase contract loss liability (Note 1)              585,893               846,992
    Three Mile Island Unit 2 future costs (Note 1)               129,992               128,820
    Nuclear fuel disposal fee                                     17,988                17,728
    Other                                                         36,972                38,964
                                                               ---------             ---------
         Total deferred credits and other liabilities          1,517,365             1,781,352
                                                               ---------             ---------



Commitments and Contingencies (Note 1)




         Total Liabilities and Capitalization                 $2,810,936            $3,048,119
                                                               =========             =========



The accompanying notes are an integral part of the consolidated financial statements.





             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       In Thousands
                                                              ------------------------------
                                                                       Three Months
                                                                      Ended March 31,
                                                               ------------------------------
                                                                2001                   2000
                                                                ----                   ----

Operating Revenues                                            $243,827              $220,105
                                                               -------               -------

Operating Expenses:
   Power purchased and interchanged:
      Affiliates                                                   956                   157
      Others                                                   168,108               105,013
   Other operation and maintenance                              43,083                38,806
   Depreciation and amortization                                14,529                11,534
   Taxes, other than income taxes                               11,690                10,963
                                                               -------               -------
         Total operating expenses                              238,366               166,473
                                                               -------               -------

Operating Income                                                 5,461                53,632
                                                               -------               -------

Other Income and Deductions:
   Other income, net                                             1,185                   847
                                                               -------               -------
         Total other income and deductions                       1,185                   847
                                                               -------               -------

Income Before Interest Charges                                   6,646                54,479
                                                               -------               -------

Interest Charges:
   Long-term debt and notes payable                              9,410                 7,277
   Company-obligated trust preferred securities                  1,835                 1,835
   Other interest                                                  406                   296
   Allowance for borrowed funds used
      during construction                                         (144)                 (300)
                                                               -------               -------

         Total interest charges                                 11,507                 9,108
                                                               -------               -------

Income/(Loss) Before Income Taxes                               (4,861)               45,371
   Income tax expense/(benefit)                                 (2,756)               18,429
                                                               -------               -------
Net Income/(Loss)                                             $ (2,105)             $ 26,942
                                                               =======               =======



The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     In Thousands
                                                                -----------------------------
                                                                        Three Months
                                                                      Ended March 31,
                                                                ------------------------------
                                                                 2001                   2000
                                                                 ----                   ----

Operating Activities:
   Net income/(loss)                                          $  (2,105)             $  26,942
   Adjustments to reconcile income to cash provided:
      Depreciation and amortization                              13,616                 12,271
      Provision for doubtful accounts                             2,162                  2,438
      Regulatory assets, net                                    (12,203)               (29,084)
      Gain on sale of investment                                   (885)                   -
      Voluntary enhanced retirement program                       9,077                    -
      Deferred income taxes and investment tax
         credits, net                                               512                  8,885
      Allowance for other funds used during construction           (144)                   -
   Changes in working capital:
      Receivables                                                  (339)               (16,385)
      Special deposits and prepayments                          (19,969)                (2,901)
      Payables and accrued liabilities                            1,936                 11,033
      Due to/from affiliates                                    (10,920)               (64,904)
   Nonutility generation contract buyout costs                      -                   (4,410)
   Other, net                                                    (2,349)                10,798
                                                                -------                -------
         Net cash required by operating activities              (21,611)               (45,317)
                                                                -------                -------

Investing Activities:
   Capital expenditures and investments                         (14,223)               (11,494)
   Proceeds from nonutility generation trusts                     8,465                    -
   Contributions to decommissioning trusts                          (12)                   (10)
   Other, net                                                    (3,319)                 2,100
                                                                -------                -------
        Net cash required by investing activities                (9,089)                (9,404)
                                                                -------                -------

Financing Activities:
   Increase in notes payable                                     30,700                 67,600
   Dividends paid on common stock                                   -                  (45,000)
                                                                -------                -------
         Net cash provided by financing activities               30,700                 22,600
                                                                -------                -------

Net decrease in cash and temporary
   cash investments from above activities                           -                  (32,121)
Cash and temporary cash investments, beginning of year              250                 32,250
                                                                -------                -------
Cash and temporary cash investments, end of period            $     250              $     129
                                                                =======                =======

Supplemental Disclosure:
   Interest and preferred dividends paid                      $   3,301              $   2,031
                                                                =======                =======
   Income taxes paid                                          $     408              $   3,400
                                                                =======                =======
   New capital lease obligations incurred                     $     -                $     -
                                                                =======                =======



The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.
                                                              38

GPU, Inc. and Subsidiary Companies



             COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      GPU, Inc. owns all the outstanding common stock of three domestic electric utilities -- Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These electric utilities are conducting business under the name GPU Energy and considered together are referred to as the "GPU Energy companies." GPU Capital, Inc. and GPU Electric, Inc. and their subsidiaries own, operate and fund the acquisition of electric distribution and gas transmission systems in foreign countries, and are referred to as "GPU Electric." GPU Electric's foreign utility companies include Midlands Electricity plc (conducting business as GPU Power UK); GPU Empresa Distribuidora Electrica Regional S.A. (Emdersa); and GPU GasNet. GPU Power, Inc. and its subsidiaries (GPU Power) develop, own and operate generation facilities in foreign countries. Other subsidiaries of GPU, Inc. include GPU Advanced Resources, Inc. (GPU AR), which sells electric energy at retail; GPU Telcom Services, Inc. (GPU Telcom), which is engaged in telecommunications-related businesses; MYR Group Inc. (MYR), which is a utility infrastructure construction services company; GPU Service, Inc. (GPUS), which provides legal, accounting, financial and other services to the GPU companies; GPU Diversified Holdings LLC, which makes investments in energy-related businesses; and GPU Nuclear, Inc. (GPUN). All of these companies considered together are referred to as "GPU."


1.  COMMITMENTS AND CONTINGENCIES

                 PENDING MERGER OF FIRSTENERGY CORP. AND GPU
                 -------------------------------------------

      In August 2000, GPU, Inc. entered into an agreement to merge with FirstEnergy, an Ohio corporation, headquartered in Akron, Ohio. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock.

      Under the agreement, GPU stockholders would receive $36.50 for each share of GPU common stock they own, payable in cash or the equivalent of $36.50 per share in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.24 and $29.63. Each GPU stockholder would be able to elect the form of consideration, subject to proration so that the aggregate consideration to all GPU stockholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would be exchanged for not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the sixth trading date prior to the merger closing.

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either

GPU, Inc. and Subsidiary Companies

GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent to which, any developments relate to general economic conditions. In testimony before the Pennsylvania Public Utility Commission (PaPUC), FirstEnergy stated that FirstEnergy will carefully review the PaPUC's action with respect to GPU's requested provider of last resort (PLR) relief (for further information, see Domestic Energy Supply section) on the financial condition of GPU to determine whether the consequences would have a "material adverse effect" on GPU or the combined company. The receipt of all necessary regulatory approvals is expected to take approximately twelve months from the date of the merger agreement. There can be no assurance as to the outcome of these matters.


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

      In March 2001, the New Jersey Board of Public Utilities (NJBPU) issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which supersedes a Summary Order issued by the NJBPU in May 1999. The Final Order confirms rate reductions set forth in the Summary Order, which began in August 1999 and will remain in effect at increasing levels through July 2003, and provides for, among other things, deregulation of the costs associated with providing electric generation service. The Final Order confirms the establishment of a non-bypassable societal benefits charge to recover costs associated with, among other things, nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC). The Final Order provides for the ability to recover stranded costs; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until GPU's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon.

      In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping customers and costs incurred under NUG agreements exceed amounts collected in BGS and MTC rates. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

      The Final Order also provides for the ability to securitize approximately $400 million of stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue transition bonds to securitize the recovery of these costs.

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

      In 2000, the PaPUC issued a Phase II Order which, among other things, disallowed a portion of the requested additional stranded costs above those amounts granted in the 1998 Orders. The Phase II Order also deferred a decision on Met-Ed's requested increase in rates, beginning in 2006, for recovery of Met-Ed's generation-related stranded costs. In addition, the Order requires Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed and Penelec would then reduce stranded costs by $40 million plus interest and record a corresponding charge to income.


Supply of Electricity:
---------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to supply electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity. JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers exceeds amounts currently reflected in its rates for basic generation service. Met-Ed and Penelec, however, are unable to recover energy costs in excess of amounts reflected in their capped rates, which are in effect for varying periods.

      During 2000, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped rates. This situation resulted in a substantial loss of earnings for Met-Ed and Penelec in 2000, especially during the peak Summer months. This condition has continued in 2001, with Met-Ed's and Penelec's supply businesses recognizing after-tax losses of $8.4 million in the first quarter.

      On November 29, 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of amounts reflected in their capped generation rates. Various parties to the proceeding filed motions to dismiss the petition. On January 19, 2001, Met-Ed and Penelec made a further request that they be permitted to implement their proposed deferral mechanism pending the PaPUC's final action on their petition. On January 24, 2001, the PaPUC denied, without prejudice,

GPU, Inc. and Subsidiary Companies

the motions to dismiss Met-Ed's and Penelec's petition and recommended that the companies provide support for a rate cap exception based on the criteria in the Customer Choice and Competition Act. In addition, the PaPUC consolidated the petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule. In February 2001, Met-Ed and Penelec filed a supplement to their petition and testimony supporting the granting of exceptions to their rate caps. In addition, Met-Ed and Penelec stated that as an alternative to the deferral mechanism they previously proposed, the circumstances warrant an immediate increase in their present generation rate caps coupled with a cost deferral mechanism.

      On April 25, 2001, the PaPUC Administrative Law Judge (ALJ) assigned to the combined proceeding issued his recommended decision. The ALJ recommended generation rate cap increases totaling $316.7 million (Met-Ed $162.5 million; Penelec $154.2 million) to address the companies' exposure to increased wholesale energy prices under Met-Ed's and Penelec's PLR obligation. The generation rate cap increases would be effective on about June 1, 2001, and would be in lieu of Met-Ed's and Penelec's proposed deferral mechanism for excess PLR costs. With respect to the GPU/FirstEnergy merger, the ALJ recommended that the merger be approved, subject to certain conditions, including that merger-related savings are flowed back to ratepayers through an extension of each company's transmission and distribution rate cap until December 2007. Parties in the proceeding have until May 7, 2001 to file exceptions to the ALJ's recommended decision, and responses to these exceptions must be filed by May 14, 2001. The PaPUC is tentatively scheduled to issue its final decision in the combined proceeding on May 24, 2001.

      There can be no assurance regarding the degree, if any, to which Met-Ed and Penelec may be able to recover their costs to supply electricity in excess of amounts currently reflected in their capped generation rates.


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

      The GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy through 2004. As of March 31, 2001, payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $1.1 billion in 2001, $454 million in 2002, $74 million in 2003 and $5 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into long-term power purchase agreements with nonutility generators (NUGs) for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources, except for periods when GPU

GPU, Inc. and Subsidiary Companies

Energy is required to meet high customer demand, typically during periods of extremely hot weather or when power supplies are limited. The following table shows actual payments from 1999 through March 31, 2001, and estimated payments thereafter through 2006:

                          Payments Under NUG Agreements
                          -----------------------------
                                 (in millions)

                          Total      JCP&L      Met-Ed      Penelec
                          -----      -----      ------      -------

      1999                $774       $388        $167        $219
      2000                 734        364         153         217
      2001                 986        552         183         251
      2002                 851        511         149         191
      2003                 856        507         153         196
      2004                 819        460         158         201
      2005                 807        448         162         197
      2006                 817        449         167         201

      The NJBPU Final Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. At March 31, 2001, the GPU Energy companies have recorded, on a present value basis, a total estimated liability of $2.7 billion (JCP&L $1.6 billion; Met-Ed $0.5 billion; Penelec $0.6 billion) on the Consolidated Balance Sheet for above-market NUG costs which is offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

      In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provided for the recovery of costs associated with the buyout of the Freehold Cogeneration power purchase agreement (Freehold buyout). The NJBPU approved the cost recovery of up to $135 million, over a seven-year period, on an interim basis subject to refund. The NJBPU's Final Order provides for the continued recovery of the Freehold buyout in the MTC, but has not altered the interim nature of such recovery, pending a final decision by the NJBPU. There can be no assurance as to the outcome of this matter.


                               ACCOUNTING MATTERS
                               ------------------

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),
"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101," with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continues to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the March 31, 2001 and December 31, 2000 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

GPU, Inc. and Subsidiary Companies

                                                        (in thousands)
                                                   March 31,     December 31,
GPU, Inc. and Subsidiary Companies                   2001            2000
----------------------------------               -------------   ------------

Market transition charge (MTC) / basic
  generation service                               $2,631,013     $2,732,926
Competitive transition charge (CTC)                   990,104      1,501,911
Income taxes recoverable through future
  rates, net                                          268,273        263,942
Costs recoverable through distribution rates          250,840        257,135
Societal benefits charge                              181,265        195,011
Three Mile Island Unit 2 (TMI-2)
  decommissioning costs                                50,814         46,089
Other, net                                             35,398         35,990
                                                    ---------      ---------
     Total regulatory assets, net                  $4,407,707     $5,033,004
                                                    =========      =========

JCP&L

MTC / basic generation service                     $2,631,013     $2,732,926
Costs recoverable through distribution rates          250,840        257,135
Societal benefits charge                              181,265        195,011
                                                    ---------      ---------
     Total regulatory assets, net                  $3,063,118     $3,185,072
                                                    =========      =========

Met-Ed

CTC                                                $  812,973     $1,056,696
Income taxes recoverable through future
  rates, net                                          120,075        114,543
TMI-2 decommissioning costs                            30,547         27,610
Other, net                                             28,624         29,132
                                                    ---------      ---------
     Total regulatory assets, net                  $  992,219     $1,227,981
                                                    =========      =========

Penelec

CTC                                                $  177,131     $  445,215
Income taxes recoverable through future
  rates, net                                          148,198        149,399
TMI-2 decommissioning costs                            20,267         18,479
Other, net                                              6,774          6,858
                                                    ---------      ---------
     Total regulatory assets, net                  $  352,370     $  619,951
                                                    =========      =========


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In 1999, the GPU Energy companies sold Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen) for approximately $100 million, and in 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and the GPU Energy companies have transferred $320 million and $430 million of TMI-1 and Oyster Creek decommissioning trust funds, respectively, to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%, respectively. JCP&L's net investment in TMI-2 as of March 31, 2001 and December 31, 2000 was $54 million and $55 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed's and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

GPU, Inc. and Subsidiary Companies

to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by GPU, Inc., the GPU Energy companies and the plaintiffs.

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs have taken an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision.

      There can be no assurance as to the outcome of this litigation

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

      In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The retirement cost estimate under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $454 million for radiological decommissioning and $36 million for non-radiological removal costs (net of $12.6 million spent as of March 31, 2001)(in 2001 dollars).

      Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. Also, the cost estimate contained in this site-specific study is slightly less than the decommissioning funding targets established by the NRC.

      The estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of March 31, 2001 and December 31, 2000 is $520 million (JCP&L $130 million; Met-Ed $260 million; Penelec $130 million) and $515 million (JCP&L $129 million; Met-Ed $257 million; Penelec $129 million), respectively. This liability is based upon the 1995 site-specific study estimate (in 2001 and 2000 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $30 million (JCP&L $7.5 million; Met-Ed $15 million; Penelec $7.5 million) and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of March 31, 2001 and December 31, 2000, respectively, as a result of TMI-2 entering long-term monitored storage in 1993.

GPU, Inc. and Subsidiary Companies

      Offsetting the $520 million liability as of March 31, 2001 is $131 million (JCP&L $16 million; Met-Ed $95 million; Penelec $20 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $366 million (JCP&L $115 million; Met-Ed $154 million; Penelec $97 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

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

      As of March 31, 2001, the accident-related portion of TMI-2 radiological decommissioning costs is estimated to be $80 million (JCP&L $20 million; Met-Ed $40 million; Penelec $20 million), which is based on the 1995 site-specific study (in 2001 dollars). In connection with rate case resolutions, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts for their respective shares of the accident-related portion of the decommissioning liability in amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and were expensed in 1990, in the case of JCP&L, and in 1991 for Met-Ed and Penelec.

      The GPU Energy companies intend to seek recovery for any increases in TMI-2 retirement costs, but recognize that recovery cannot be assured.

      The GPU Energy companies own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. The estimated liability for future Saxton decommissioning costs at March 31, 2001 was $14 million (JCP&L $6 million; Met-Ed $5 million; Penelec $3 million), net of $38 million spent as of March 31, 2001.


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


                              ENVIRONMENTAL MATTERS
                              ---------------------

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, GPU may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities. In addition, federal and state laws provide for payment by responsible parties for damage to natural resources.

      GPU has been formally  notified by the US Environmental  Protection Agency
(EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 11 hazardous and/or toxic waste sites (in some cases, more than one company is named for a given site).

     JCP&L       MET-ED      PENELEC      GPUN       GPU,INC.    TOTAL
     -----       ------      -------      ----       -------     -----
       7            4           3          1            1         11

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of March 31, 2001, a liability of approximately $6.1 million (JCP&L $1.6 million; Met-Ed $0.5 million; Penelec $0.2 million; other $3.8 million) was recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

      The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the GPU companies involved.

      In 1997, the EPA filed a complaint against GPU, Inc. in the US District Court for the District of Delaware for enforcement of its Unilateral Order (Order) issued against GPU, Inc. to clean up the former Dover Gas Light Company (Dover) manufactured gas production site (Site) in Dover, Delaware. Dover was part of the AGECO/AGECORP group of companies from 1929 until 1942; GPU, Inc. emerged from the AGECO/AGECORP reorganization proceedings in 1946. All of Dover's common stock, which was sold in 1942 to an unaffiliated entity, was subsequently acquired by Chesapeake Utilities Corporation (Chesapeake), which merged with Dover in 1960. In its complaint, the EPA sought (1) enforcement of the Order against GPU; (2) recovery of its past response costs; (3) a declaratory judgment that GPU is liable for any remaining cleanup costs of the Site; and (4) statutory penalties for

GPU, Inc. and Subsidiary Companies

noncompliance with the Order. As of December 31, 2000, the EPA claimed past costs of $1.1 million, and GPU, Inc.'s maximum penalty exposure for noncompliance with the Order was approximately $44 million. Chesapeake has also filed suit against GPU, Inc. for contribution to the cleanup of the Site. As of December 31, 2000, Chesapeake claimed to have spent in excess of $10 million on site cleanup costs, and was seeking recovery of at least $5 million from GPU, Inc. through the contribution claim.

      The parties have reached agreement in principle on the terms of a global settlement, which is to be contained in a Consent Decree. Under the global settlement terms, GPU, Inc. would perform certain work at the Site, at an estimated cost of $0.6 million. GPU, Inc. would also pay $1.7 million for a portion of the EPA's and Chesapeake's past costs. In addition, GPU, Inc. would make a cash-out payment of $1.25 million for future costs and would make a penalty payment to the EPA of $0.1 million for noncompliance with the Order. The total estimated cost to GPU, Inc. under the global settlement terms, if ultimately implemented, would be $3.65 million.

      In August 2000, Rochester Gas & Electric Corporation (RG&E) filed suit against GPU, Inc. in the US District Court for the Western District of New York for the reimbursement of $5.2 million of costs and damages it has allegedly incurred, and a declaratory judgement with respect to future costs and damages, in connection with two former MGP sites and a third property where wastes from one of those sites were allegedly deposited. All of the properties are located in Rochester, New York. RG&E was an indirect subsidiary of AGECO from May 1929 until January 1946, and a subsidiary of GPU, Inc. from January 1946 until October 1949, when it was divested by order of the SEC under the Public Utility Holding Company Act. GPU, Inc. has filed a motion with the court requesting that portions of RG&E's complaint be dismissed on various substantive grounds. RG&E has responded and filed a motion for summary judgment on the issue of GPU, Inc.'s alleged liability for the sites. A ruling by the court on these motions is pending. There can be no assurance as to the outcome of this matter.

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of March 31, 2001, JCP&L has spent approximately $47.6 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $50.2 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. The cost to clean up these sites could be materially in excess of the $50.2 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      The NJBPU has granted JCP&L recovery of MGP remediation costs through the Societal Benefits Charge. As of March 31, 2001, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $52 million. JCP&L is continuing to pursue reimbursement from its insurance carriers for remediation costs already spent and for future estimated costs. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relating to these MGP sites, and has settled with all but one of those carriers.

GPU, Inc. and Subsidiary Companies

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

      Discovery continues in the class action, and no trial date has been set. The GPU defendants filed a motion with the trial court seeking decertification of the class, and oral argument on the decertification was held in February 2001. There can be no assurance as to the outcome of these matters.

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

      Esso has joined as third party defendants the State of Victoria (State) and various State-owned entities which operated the Victorian gas industry prior to its privatization, including Transmission Pipelines Australia (TPA) and its affiliate Transmission Pipelines (Assets) Australia (TPAA). GPU, Inc., through GPU GasNet, acquired the assets of TPA and the shares of TPAA from the State in June 1999. Esso asserts that the State and the gas industry were negligent in that, among other things, they failed to ensure that the gas system would provide a secure supply of gas to users, and also asserts claims under the Australian fair trade practices law. In addition, GPU GasNet and other private entities that purchased the Victorian gas assets from the State have joined Esso as third party defendants. Esso asserts that if the gas industry is liable as alleged, that liability has been transferred to the Buyers as part of the State's privatization process.

      The Australian Federal Court has recently ordered that the proceeding be transferred to the Superior Court of the State of Victoria.

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

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and GPU Power. As of March 31, 2001, GPU, Inc.'s investments in GPU Electric and GPU Power were $802 million and $141 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $1 billion and $21 million of GPU Electric and GPU Power outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent in operating in such locations, including foreign currency fluctuations.

GPU, Inc. and Subsidiary Companies

GPU Electric

      GPU Power UK has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which commenced commercial operations in October 2000.

      GPU's investment in the Uch Power Project as of March 31, 2001 was approximately $38 million, plus a guaranty letter of credit of $3.6 million, and its share of the projected completion costs represents an additional $3.1 million commitment. Cinergy (the former owner of 50% of Midlands Electricity plc) agreed to fund up to an aggregate of $20 million of the required capital contributions, for a period of one year from July 15, 1999, and "cash losses," which could be incurred on the Uch Power Project, for a period of up to ten years from July 15, 1999. Cinergy has reimbursed GPU Electric for $4.9 million of capital contributions through March 31, 2001, leaving a remaining commitment of up to $15.1 million. There can be no assurance as to the outcome of this matter.

      GPU Power UK also owns an 18.75% interest in Humber Power Limited (Humber). At March 31, 2001, GPU Power UK's equity in the project, which is located in England, was approximately $22 million. A number of investors in the project (not including GPU Power UK) also have purchase power agreements with Humber, which provide for the servicing of the project's debt and a return on equity. The purchasers are claiming that such contracts, which provide for prices of power in excess of current market prices, will become unenforceable under a new UK regulatory scheme which became effective in March 2001. Humber and the purchasers have agreed to submit the matter to arbitration as provided by the contracts. If the contracts cannot be satisfactorily reformed, the prices at which Humber can sell its energy may not be sufficient to provide an equity return to the investors or ultimately to service Humber's debt. There can be no assurance as to the outcome of this matter.

      GPU Power UK has gas contracts, extending to 2002, which require GPU Power UK to purchase or sell gas at fixed prices. The estimated out-of-market position of these contracts at March 31, 2001 was $23 million; however, GPU Power UK's exposure to future price changes is reduced since these contracts include both sales and purchases.

      Emdersa's operating companies are subject to a number of government claims related to Value-added tax liabilities and to Social Security taxes collected in their electric rates, which aggregate approximately $29 million. The claims are generally related to transitional issues surrounding the privatization of Argentina's electricity industry. There can be no assurance as to the outcome of these matters.

GPU Power

      On July 9, 1999, DIAN (the Colombian national tax authority) issued a "Special Requirement" on the Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA) 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation (EI Barranquilla, a wholly owned subsidiary of GPU Power, ABB Barranquilla, Corporacion Electrica de la Costa Atlantica (CORELCA) and Distral Group have a 28.7%, 28.7%, 42.5% and 0.1% interest in TEBSA, respectively). The failure to give notice of this Special Requirement to the US Export Import Bank (EXIM Bank) is an event of default under the loan agreement. GPU Power also believes that other events of default exist

GPU, Inc. and Subsidiary Companies

under the loan agreements with project lenders including the Overseas Private Investments Corporation (OPIC), a commercial bank syndicate. As a result, certain required certifications have not been delivered to EXIM Bank, OPIC and the other project lenders, which failure is, itself, an event of default under the loan agreements. These issues are currently being discussed with EXIM Bank, the other project lenders, and the Government of Colombia, as well as the other partners in the TEBSA project. In addition, in January 2001 CORELCA advised GPU Power that it was conducting its own investigation of the matter. Also, in March 2001, the DIAN initiated a review of documents relating to the project, and GPU Power has been advised that DIAN may conduct an audit of TEBSA's tax returns for the years 1999 and 2000 and that DIAN has requested a meeting to discuss the results of its review. As of March 31, 2001, GPU Power has an investment of approximately $96 million in TEBSA and is committed to make additional standby equity contributions of $21.3 million, which GPU, Inc. has guaranteed. The total outstanding senior debt of the TEBSA project is $358 million at March 31, 2001, and, in addition, GPU, Inc. has guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5 million, under the project's operations and maintenance agreement. There can be no assurance as to the outcome of these matters.

      With regard to the "Special Requirement" issued by DIAN, DIAN asserts that TEBSA should be liable for approximately $4.4 million consisting of $1.3 million in additional tax and $3.1 million in penalties and interest. TEBSA has filed both procedural and substantive objections to these assertions, the DIAN has responded to these objections reiterating its previous position, and TEBSA, in turn, filed an appeal with the DIAN on June 2, 2000. A response is expected by the end of May 2001.

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

Other:
-----

      JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its March 31, 2001 book value of $22 million. There can be no assurance as to the outcome of this matter.

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

GPU, Inc. and Subsidiary Companies

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

      In July 1999, GPU began to evaluate existing restructuring plans at GPU Power UK and formulate additional plans to reduce operating expenses and achieve ongoing cost reductions. In total, the final cost reduction plan, which was approved in 1999, identified 631 employees to be terminated, and, as a result, a liability of $65 million was recorded. In early 2000, the liability for the then remaining employees was reduced by approximately $6.9 million, due to a change in investment return assumptions. At March 31, 2001, GPU had a remaining severance liability of $2.7 million, included in Other current liabilities on the Consolidated Balance Sheet, related to 32 employees. Management expects the majority of the remaining employees to terminate by June 30, 2001.

      GPU AR has entered into contracts to supply electricity to retail customers through May 2002. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $3.1 million as of March 31, 2001. GPU, Inc. has guaranteed these payments, as well as certain other obligations, up to a maximum of $19 million.

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

      At March 31, 2001, GPU has recorded a liability of $213 million owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

      On July 26, 2000, GPUN filed suit in the United States Court of Claims seeking to recover damages as a result of the DOE's failure to commence disposal of GPUN's spent nuclear fuel on January 31, 1998, as required by the terms of the Standard Contract between GPUN and DOE. The complaint seeks damages from the Government in an amount to be determined at trial. GPUN has alleged that it is entitled to damages attributable to operations at both TMI-1 and Oyster Creek. The Government's motion to reassign GPUN's case, and all other similar cases brought against the Government, to a single judge, after which the Government states that it would seek consolidation of all the cases, is pending before the Court. There can be no assurance as to the outcome of this matter.

GPU, Inc. and Subsidiary Companies

      GPU, Inc. and consolidated affiliates have approximately 14,300 employees worldwide, of whom 10,200 are employed in the US, 3,600 are in the United Kingdom (UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (4,850) and MYR (5,040), of which approximately 2,900 and 4,300, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 2,400 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. The JCP&L, Met-Ed and Penelec collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2004, May 1, 2005 and May 14, 2004, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on August 31, 2003.

      In March 2001, 207 employees (Met-Ed 101 employees; Penelec 106 employees) accepted Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees in Pennsylvania. As a result, a pre-tax charge of approximately $18 million (Met-Ed $9 million; Penelec $9 million) has been recorded in 2001 Operating Income for the cost of pension and other postretirement benefits.

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


2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      GPU's use of derivative instruments is intended to manage the risk of price, interest rate and foreign currency fluctuations. GPU does not hold or issue derivative instruments for trading purposes.

      Effective January 1, 2001, GPU adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

      In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at their fair value. Derivatives not designated as hedges must be adjusted to fair value with an offset to income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the asset or liability through income, or recognized in accumulated other comprehensive income until the hedged item is recognized in income. To the extent the hedge is determined to be ineffective, that portion of the derivative's change in fair value is immediately recognized in income. FAS 133 provides an exemption for

GPU, Inc. and Subsidiary Companies

certain contracts that qualify as "normal purchases and sales." To qualify for this exclusion, certain criteria, including that it must be probable that the contract will result in physical delivery, must be met.

      The adoption of FAS 133 on January 1, 2001 resulted in the recognition of derivative assets on the Consolidated Balance Sheet at January 1, 2001 in the amount of $114.8 million (JCP&L $21.8 million; Met-Ed $13 million; Penelec $26 million; GPU Electric $54 million), with offsetting amounts, net of tax, recorded in Accumulated other comprehensive income, of $59.1 million (JCP&L $5.1 million; GPU Electric $54 million) and Regulatory assets, net, of $51.1 million (JCP&L $13 million; Met-Ed $12.2 million; Penelec $25.9 million). As of January 1, 2001, derivative liabilities in the amount of $5.8 million (Penelec $1 million; GPU Electric $4.8 million) were also recorded as a result of adopting FAS 133, with an offsetting amount, net of tax, recorded in Accumulated other comprehensive income, of $3.4 million (Penelec $0.5 million; GPU Electric $2.9 million). As of January 1, 2001, a cumulative effect of accounting change was recognized as an expense in Other income, net on the Consolidated Statement of Income in an amount totaling $1 million (Met-Ed $.1 million; Penelec $.8 million; GPU Electric $(1.9) million).


Commodity Derivatives:
---------------------

      The GPU Energy companies use New York Mercantile Exchange (NYMEX) futures and Over-the-Counter (OTC) forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity. The GPU Energy companies also manage the natural gas requirements of certain NUG facilities that generate and sell energy to JCP&L under long-term contracts. The majority of the forward commodity contracts are considered "normal purchases and sales," as defined by FAS 133, and therefore are excluded from the scope of FAS
133. However, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of FAS 133, has not reached a final conclusion regarding the appropriate accounting treatment for certain types of energy contracts under FAS 133. Depending on the final decision of the FASB, certain commodity contracts currently considered "normal purchases and sales" may no longer qualify for this exclusion, and may be required to be accounted for under FAS
133. In this case, GPU would follow the transition provisions for applying the guidance in FAS 133. Management believes such contracts would qualify as cash flow hedges and be recorded at fair value on the balance sheet, with the effective portion of the hedge recognized in accumulated other comprehensive income.

      The energy options and gas futures contracts determined to be derivatives under FAS 133 are accounted for as cash flow hedges and expire on various dates through August 2002. These contracts are recorded at fair value on the Consolidated Balance Sheet in the amount of $13.3 million (JCP&L $8.2 million; Met-Ed $2.7 million; Penelec $2.4 million) as of March 31, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Power purchased and interchanged on the Consolidated Statement of Income when the underlying power being hedged is purchased. Of the $2.5 million (JCP&L $2.3 million; Met-Ed $.1 million; Penelec $.1 million) recorded in Accumulated other comprehensive income as of March 31, 2001, GPU expects a pre-tax gain of approximately $3.7 million (JCP&L $3.3 million; Met-Ed $.2 million; Penelec $.2 million) to be recognized in income within the next twelve months. The ineffective portion of these commodity contracts was immaterial for the quarter ended March 31, 2001.

GPU, Inc. and Subsidiary Companies

      When GPU sold TMI-1 to AmerGen, the parties entered into an agreement which calls for an adjustment to the purchase price of TMI-1 in the event of future energy price increases. If the future price of energy exceeds the strike price during the contract year as defined per the agreement, GPU will receive payments from AmerGen, subject to a market price cap. However, if the future price of energy is less than the strike price during a contract year, a credit is applied against future contract payments that would be received from AmerGen. This agreement qualifies as a derivative as defined by FAS 133, and its value is recorded on the Consolidated Balance Sheet based on the present value of the contract's projected future cash flows. As of March 31, 2001, this amount totaled $53 million (JCP&L $13.2 million; Met-Ed $26.6 million; Penelec $13.2 million) and was included in Other Property and Investments - Other, net. An offsetting regulatory liability in the amount of $52 million (JCP&L $13.2 million; Met-Ed $26.3 million; Penelec $12.5 million) was recorded against Regulatory assets, net on the Consolidated Balance Sheet as of March 31, 2001, representing the obligation to treat the retail portion of payments received as stranded cost revenues when received. The non-retail portion is recorded on the Consolidated Statement of Income in Other income, net. This amount was immaterial for the quarter ended March 31, 2001.


Interest Rate Swap Agreements:
-----------------------------

      Penelec  and GPU  Electric  (through  GPU  GasNet  and GPU  Power  UK) use interest rate swap agreements to manage the risk of increases in variable interest rates. The interest rate swap agreements were entered into to convert variable rate debt to fixed rate debt. The interest rate swap agreements of Penelec and GPU GasNet are accounted for as cash flow hedges under FAS 133 and are recorded at fair value on the Consolidated Balance Sheet in Deferred Credits and Other Liabilities - Other in the amount of $7.9 million (Penelec $1.7 million; GPU Electric $6.2 million) as of March 31, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Interest expense when the related interest payments being hedged are recognized. Of the $7.2 million (Penelec $1 million; GPU Electric $6.2 million) recorded in Accumulated other comprehensive income as of March 31, 2001, GPU expects a pre-tax loss of approximately $1.3 million (Penelec) to be recognized in income within the next twelve months. The ineffective portion of the interest rate swaps was immaterial for the quarter ended March 31, 2001.

      The interest rate swaps of GPU Power UK were not designated as hedges because hedge effectiveness could not be demonstrated for the period in accordance with FAS 133. As a result, these interest rate swaps are recorded at fair value as a liability on the Consolidated Balance Sheet in the amount of $3.3 million as of March 31, 2001. The offset of the change in fair value is recorded in Other income, net on the Consolidated Statement of Income in the amount of $1.4 million for the quarter ended March 31, 2001.

      As of March 31, 2001, the interest rate swap agreements covered approximately $484 million (Penelec $50 million; GPU Electric $434 million) of debt, and were scheduled to expire on various dates through June 2006. For the quarter ended March 31, 2001, the amount by which fixed rate interest expense exceeded variable rate interest was immaterial.

GPU, Inc. and Subsidiary Companies

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. These instruments are accounted for as cash flow hedges under FAS 133 and are recorded at fair value on the Consolidated Balance Sheet in the amount of $96.4 million as of March 31, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Interest expense on the Consolidated Statement of Income when the related interest payments being hedged are recognized. Of the $62.7 million recorded in Accumulated other comprehensive income as of March 31, 2001, GPU expects a pre-tax gain of approximately $13.2 million to be recognized in income within the next twelve months. The ineffective portion of the currency swaps agreements was immaterial for the quarter ended March 31, 2001.

      As of March 31, 2001, these currency swap agreements covered BP 598 million (US $850 million) of debt. Interest expense would have been BP 9.8 million (US $14.1 million) as compared to BP 9.6 million (US $13.9 million) for the quarter ended March 31, 2001 had these agreements not been in place.


3.  SEGMENT INFORMATION

      The following is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      GPU's reportable segments are strategic business units that are managed separately due to their different operating and regulatory environments. GPU's management evaluates the performance of its business units based upon income before extraordinary and non-recurring items (the adjustments to income for each of the periods presented are described below). For the purpose of providing segment information, domestic electric utility operations (GPU Energy) is comprised of the three electric utility operating companies serving customers in New Jersey and Pennsylvania, as well as GPUN and GPUS. For additional information on GPU's organizational structure and businesses, see preface to the Combined Notes to Consolidated Financial Statements.

      For the three months ended March 31, 2001, GPU's non-recurring items totaled a net charge of $20.1 million after-tax, and consisted of the following: a charge of $10.7 million after-tax, for costs related to Voluntary Enhanced Retirement Programs offered to certain bargaining unit employees in Pennsylvania; and a charge of $9.4 million after-tax, for costs related to the termination of a wholesale energy contract with Allegheny Electric Cooperative. There were no non-recurring items for the three months ended March 31, 2000.



GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)

                                                                                       Income
                                                             Interest                Before Extra-
                                             Depreciation   Charges and  Income Tax  ordinary and                 Capital
                                  Operating      and        Preferred    Expense/   Non-recurring     Total      Expenditures
                                   Revenues  Amortization    Dividends  (Benefit)(a)    Items        Assets(b)  and Investments
                                  ---------  ------------   ----------   ----------  -------------   ---------  ---------------

For the three months
ended March 31, 2001

Domestic Segments:
   Electric Utility Operations
        (GPU Energy)              $  910,514  $   94,072     $ 52,303    $ 54,695     $83,951     $12,142,363     $ 59,129
   Electric Retail Energy Sales
        (GPU AR)                      12,274        -            -            252         431          17,674           -
   Telecommunications
        Infrastructure
        (GPU Telcom)                   7,923         249         -            205         259         125,552       17,971
   Construction Services
        (MYR) (c)                    152,768       2,252          334         840       1,059         345,440          499
                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Subtotal                    1,083,479      96,573       52,637      55,992      85,700      12,631,029       77,599
                                  ----------  ----------     --------    --------   ---------     -----------     --------

Foreign Segments:
   Electric/Gas Utility
        Operations:
        (GPU Electric)
     Electric Distribution -
        United Kingdom               148,356      27,635       41,048       5,936      12,204( f)   4,259,069       30,517
     Electric Distribution -
        Argentina                     49,287       4,440        7,233       1,275       2,166         665,215        8,362
     Gas Transmission -
        Australia                     10,151       3,149        8,405        (642)     (1,896)        784,872          716
   Independ Power Prod -
        S. America (GPU Power)         9,166       1,534          789       1,185       2,322         257,906           11
                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Subtotal                      216,960      36,758       57,475       7,754      14,796       5,967,062       39,606
                                  ----------  ----------     --------    --------   ---------     -----------     --------

Corporate and Eliminations              -            130       10,837        (752)    (11,553)         34,018          117

                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Consolidated Total         $1,300,439  $  133,461     $120,949    $ 62,994     $88,943     $18,632,109     $117,322
                                  ==========  ==========     ========    ========   =========     ===========     ========

For the three months
 ended March 31, 2000

Domestic Segments:
   Electric Utility Operations
        (GPU Energy)              $  849,721  $   83,481     $ 51,427    $ 66,270     $96,544     $12,647,529     $ 47,808
   Independ Power Prod
        (GPU International) (e)       23,010       2,332          254         828       1,251               -        4,183
   Electric Retail Energy Sales
        (GPU AR)                      23,329        -            -          1,120       1,645          19,943            7
   Telecommunications
        Infrastructure
        (GPU Telcom)                   1,810         217         -            (78)       (112)        104,061        6,193
   Construction Services
        (MYR) (c)                        -           -           -           -            -           354,197           -

                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Subtotal                      897,870      86,030       51,681      68,140      99,328      13,125,730       58,191
                                  ----------  ----------     --------    --------   ---------     -----------     --------

Foreign Segments:
   Electric/Gas Utility
          Operations:
          (GPU Electric)
     Electric Distribution -
          United Kingdom             166,298      25,562       46,626      19,068     33,043(g )    4,367,405       44,010
     Electric Distribution -
          Argentina                   43,422       3,313        7,208         400         745         635,050        5,199
     Electric Transmission -
          Australia (d)               47,208      10,271       24,014       1,589       2,952            -           1,689
     Gas Transmission -
          Australia                   11,942       2,805       10,543      (1,426)     (2,004)        862,939        1,936
   Independ Power Prod -
          S. America (GPU Power)       9,704       1,614        1,076       1,178       2,135         255,166           26
                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Subtotal                      278,574      43,565       89,467      20,809      36,871       6,120,560       52,860
                                  ----------  ----------     --------    --------   ---------     -----------     --------

Corporate and Eliminations               -           -          1,815         -        (5,201)         16,171          500
                                  ----------  ----------     --------    --------   ---------     -----------     --------
       Consolidated Total         $1,176,444  $  129,595     $142,963    $ 88,949   $ 130,998     $19,262,461     $111,551
                                  ==========  ==========     ========    ========   =========     ===========     ========

(a)   Represents income taxes on income before extraordinary and non-recurring items.
(b)   The comparative 2000 Total Assets is as of December 31, 2000.
(c)   MYR was acquired in April 2000.
(d)   Represents GPU PowerNet, which was sold in June 2000.
(e)   GPU International was sold in December 2000.
(f)   Includes  income  from GPU Power UK's  investments  in  independent  power projects  accounted for under the equity and cost methods of $2.8 million.
(g)   Includes  income  from GPU Power UK's  investments  in  independent  power projects accounted for under the cost method of $4.7 million.







GPU, Inc. and Subsidiary Companies

4.  COMPREHENSIVE INCOME

         For the  three  months  ended  March 31,  2001 and 2000,  comprehensive income is summarized below.
                                                                  In Thousands
                                                             ------------------------
                                                                  Three months
                                                                 Ended March 31,
                                                             ------------------------
GPU, Inc. and Subsidiary Companies                              2001             2000
----------------------------------                              ----             ----

Net income                                                   $ 68,895         $130,998
                                                              -------          -------
Other comprehensive income/(loss), net of tax:
      Net unrealized gain/(loss) on investments                (1,924)          14,089
      Foreign currency translation                            (46,215)         (39,487)
      Cumulative effect of change in accounting
        for derivative instruments at 1/1/01                   55,730              -
      Net unrealized gains on derivative instruments            2,246              -
                                                              -------          -------
       Total other comprehensive income/(loss)                  9,837          (25,398)
                                                              -------          -------
Comprehensive income                                         $ 78,732         $105,600
                                                              =======          =======

JCP&L
-----

Net income                                                   $ 51,382         $ 45,570
                                                              -------          -------
Other comprehensive income, net of tax:
      Cumulative effect of change in accounting
        for derivative instruments at 1/1/01                    5,180              -
      Net unrealized loss on derivative instruments            (2,855)             -
                                                              -------          -------
        Total other comprehensive income                        2,325              -
                                                              -------          -------
 Comprehensive income                                        $ 53,707         $ 45,570
                                                              =======          =======

Met-Ed
------

Net income                                                   $ 16,017         $ 26,493
                                                              -------          -------
Other comprehensive income/(loss), net of tax:
      Net unrealized gain/(loss) on investments                    10             (728)
      Net unrealized gain on derivative instruments                54              -
                                                              -------          -------
        Total other comprehensive income/(loss)                    64             (728)
                                                              -------          -------
Comprehensive income                                         $ 16,081         $ 25,765
                                                              =======          =======

Penelec
-------

Net income/(loss)                                            $ (2,105)        $ 26,942
                                                              -------          -------
Other comprehensive income/(loss), net of tax:
      Net unrealized gain/(loss) on investments                     7             (366)
      Cumulative effect of change in accounting
        for derivative instruments at 1/1/01                     (535)             -
      Net unrealized loss on derivative instruments              (353)             -
                                                              -------          -------
        Total other comprehensive income/(loss)                  (881)            (366)
                                                              -------          -------
Comprehensive income/(loss)                                  $ (2,986)        $ 26,576
                                                              =======          =======


5.  COMPANY-OBLIGATED TRUST PREFERRED SECURITIES

         In 1999, Met-Ed Capital Trust, a wholly-owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred
Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed

                                       60

GPU, Inc. and Subsidiary Companies

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

GPU, Inc. and Subsidiary Companies


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

                         None

GPU, Inc. and Subsidiary Companies

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  GPU, INC.



May 3, 2001                  By:  /s/ B. L. Levy
                                  ---------------------------------
                                  B. L. Levy, Senior Vice President
                                  and Chief Financial Officer



May 3, 2001                  By:  /s/ P. E. Maricondo
                                  ---------------------------------
                                  P. E. Maricondo, Vice President
                                  and Comptroller
                                  (principal accounting officer)



                                  JERSEY CENTRAL POWER & LIGHT COMPANY
                                  METROPOLITAN EDISON COMPANY
                                  PENNSYLVANIA ELECTRIC COMPANY



May 3, 2001                  By:  /s/ M. J. Chesser
                                  ---------------------------------
                                  M. J. Chesser, President and
                                  Chief Executive Officer


May 3, 2001                  By:  /s/ P. E. Maricondo
                                  ---------------------------------
                                  P. E. Maricondo, Comptroller
                                  (principal accounting officer)