Form 10-Q
period 2001-06-30
GPU INC /PA/; PENNSYLVANIA ELECTRIC CO; METROPOLITAN EDISON CO; JERSEY CENTRAL POWER & LIGHT CO
filed 2001-08-07
CIK 40779, 77227, 65350, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               --------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------


Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-6047            GPU, Inc.                                 13-5516989
                  (a Pennsylvania corporation)
                  300 Madison Avenue
                  Morristown, New Jersey 07962-1911
                  Telephone (973) 401-8200

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601

1-3522            Pennsylvania Electric Company             25-0718085
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

      The number of shares outstanding of each of the registrant's classes of voting stock, as of July 31, 2001, was as follows:
                                                                     Shares
Registrant                           Title                         Outstanding
-----------------------------------  ----------------------------- -----------
GPU, Inc.                            Common Stock, $2.50 par value 119,539,559
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270
Metropolitan Edison Company          Common Stock, no par value        859,500
Pennsylvania Electric Company        Common Stock, $20 par value     5,290,596

                       GPU, Inc. and Subsidiary Companies
                          Quarterly Report on Form 10-Q
                                  June 30, 2001


                                Table of Contents
                                -----------------

                                                                          Page
PART I - Financial Information                                            ----

      Combined Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         1

      Consolidated Financial Statements:

          GPU, Inc.
          ---------
            Balance Sheets                                                26
            Statements of Income                                          28
            Statements of Cash Flows                                      29

          Jersey Central Power & Light Company
          ------------------------------------
            Balance Sheets                                                30
            Statements of Income                                          32
            Statements of Cash Flows                                      33

          Metropolitan Edison Company
          ---------------------------
            Balance Sheets                                                34
            Statements of Income                                          36
            Statements of Cash Flows                                      37

          Pennsylvania Electric Company
          -----------------------------
            Balance Sheets                                                38
            Statements of Income                                          40
            Statements of Cash Flows                                      41

      Combined Notes to Consolidated Financial Statements                 42

PART II - Other Information                                               67

Signatures                                                                68





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


                           GPU's RESULTS OF OPERATIONS
                           ---------------------------

EARNINGS PER SHARE CONTRIBUTION:
--------------------------------

(on a diluted basis)         Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                          -------------------------   ------------------------
                           2001     2000     Change     2001    2000    Change
                          ------   ------    ------    ------  ------   ------

Operations:
   GPU Energy companies   $ 0.56  $ 0.46   $ 0.10     $ 1.27   $ 1.25  $ 0.02
   GPU Electric             0.06    0.27    (0.21)      0.16     0.56   (0.40)
   GPU Power/GPUI (1)       0.02     -       0.02       0.04     0.03    0.01
   GPU AR                    -       -        -         0.01     0.01     -
   GPU Telcom                -     (0.01)    0.01        -      (0.01)   0.01
   MYR                      0.03    0.01     0.02       0.04     0.01    0.03
   GPU, Inc. (Corporate)   (0.05)  (0.04)   (0.01)     (0.15)   (0.08)  (0.07)
                           -----   -----    -----      -----    -----   -----
     Total operations       0.62    0.69    (0.07)      1.37     1.77   (0.40)
Non-recurring items:
   GPU Energy companies      -       -        -        (0.17)     -     (0.17)
   GPU Electric             0.10   (2.43)    2.53       0.10    (2.43)   2.53
                           -----   -----    -----      -----    -----   -----

     Total                $ 0.72  $(1.74)  $ 2.46     $ 1.30   $(0.66) $ 1.96
                           =====   =====    =====      =====    =====   =====

(1) The 2000 results include GPU International, Inc. (GPUI), which was sold in December 2000.


      GPU's earnings before non-recurring items for the second quarter 2001 were $75.1 million, or $0.62 per share, compared with earnings before non-recurring items of $84.2 million, or $0.69 per share, for the same period in 2000. The lower 2001 second quarter earnings, on this basis, was primarily

GPU, Inc. and Subsidiary Companies

due to a reduction of GPU Electric earnings resulting from: lower income earned by GPU Power UK's independent power projects; the absence from 2001 earnings of GPU PowerNet income due to its sale in June 2000; the absence from 2001 earnings of a second quarter 2000 gain related to gas supply contracts in the UK; and the absence from 2001 earnings of a 2000 tax benefit affecting GPU GasNet. Also contributing to the lower earnings was the Pennsylvania energy supply loss reflecting the fact that Met-Ed and Penelec had to purchase electricity under their provider of last resort (PLR) obligations at prices above the retail rate caps at which they could resell it, as well as the effect of increasing numbers of shopping customers returning from alternate generation suppliers in Pennsylvania. On June 14, 2001, the Pennsylvania Public Utility Commission (PaPUC) issued an order that allows Met-Ed and Penelec to defer, for future rate recovery from customers, energy costs in excess of their fixed generation tariff rates starting June 1, 2001. For additional information on the PaPUC's order, see the Provider of Last Resort section of GPU Energy Supply Plan.

      Partially offsetting the impact of these decreases was a gain recorded on the sale of marketable securities by GPU, Inc. in the second quarter 2001.

      After taking into account the 2001 and 2000 non-recurring items, GPU recorded earnings of $86.7 million, or $0.72 per share, in the second quarter 2001, compared with a net loss of $210.8 million, or $1.74 per share, for the same quarter in 2000. The second quarter 2001 earnings include a non-recurring gain of $11.6 million after-tax, or $0.10 per share, on the sale of GPU Power UK's interest in the Humber generating station. The comparable 2000 earnings include a non-recurring loss of $295 million after-tax, or $2.43 per share, on the sale of GPU PowerNet (during the fourth quarter 2000, GPU revised its estimate of tax benefits associated with the GPU PowerNet sale, which ultimately reduced the after-tax loss to $276.6 million, or $2.28 per share).

      For the six months ended June 30, 2001, earnings before non-recurring items were $164.1 million, or $1.37 per share, against $215.2 million, or $1.77 per share, for the first half of 2000. The same factors affecting the comparable quarterly results also affected the year to date comparison. Also contributing to the decrease for the first half of 2001 was lower earnings at GPU Power UK due to the reset of electricity delivery rates that took effect in April 2000, partially offset by higher revenues at GPU Energy due to the weather in the first quarter 2001.

      After taking into account the 2001 and 2000 non-recurring items, GPU recorded earnings of $155.6 million, or $1.30 per share, for the first six months of 2001, compared with a net loss of $79.8 million, or $0.66 per share, for the same period in 2000. In addition to the second quarter non-recurring items described above, the first-half 2001 earnings include a non-recurring charge of $10.7 million after-tax, or $0.09 per share, for costs related to Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees in Pennsylvania; and a non-recurring charge of $9.4 million after-tax, or $0.08 per share, for costs related to the termination of a wholesale energy contract with Allegheny Electric Cooperative (AEC). Not including the GPU PowerNet loss, there were no other first-half 2000 non-recurring items.

GPU, Inc. and Subsidiary Companies

OPERATING REVENUES:
-------------------

      Operating revenues for the second quarter 2001 increased $67.5 million to $1.3 billion, as compared to the second quarter 2000. For the six months ended June 30, 2001, operating revenues increased $191.5 million to $2.6 billion, as compared to the same period last year. The components of the changes are as follows:
                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
GPU Energy companies:
   Kilowatt-hour (KWH) revenues            $ 56.2                $116.8
   Energy and restructuring-related
     Revenues (NJ)                           40.2                  38.7
   Competitive transition charge
     (CTC) revenues (PA)                      1.1                   2.0
   Other revenues                            (8.0)                 (7.2)
                                            -----                 -----
     Total GPU Energy companies              89.5                 150.3
GPU Electric                                (62.5)               (123.6)
GPU Power/GPUI                              (23.6)                (47.1)
GPU AR                                       (9.6)                (20.7)
GPU Telcom                                    2.9                   9.0
MYR                                          70.8                 223.6
                                            -----                 -----
     Total increase                        $ 67.5                $191.5
                                            =====                 =====

GPU Energy companies

Kilowatt-hour revenues
----------------------

      The increase for both the periods ended June 30, 2001 was primarily due to the return of numerous shopping customers in Pennsylvania from alternate generation suppliers during the first half of 2001, and higher weather-related sales due to colder winter temperatures this year compared to the previous winter.

Energy and restructuring-related revenues (JCP&L only)
------------------------------------------------------

      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for both the periods ended June 30, 2001 was partly due to increased sales to other utilities.

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

Other revenues
--------------

      The decrease for both the periods ended June 30, 2001 was primarily due to lower transmission revenues as a result of fewer customers shopping for their energy supply.

GPU, Inc. and Subsidiary Companies

GPU Electric

      The decrease for both the periods ended June 30, 2001 was primarily due to the reset of electricity delivery rates at GPU Power UK that took effect in April 2000, and the absence of GPU PowerNet revenues in 2001 due to its sale in June 2000.

GPU Power/GPUI

      The decrease for both the periods ended June 30, 2001 was primarily due to the absence of GPUI revenues in 2001 due to its sale in December 2000.

GPU AR

      The decrease for both the periods ended June 30, 2001 was due to GPU AR having fewer shopping customers under contract to supply electricity as a result of significantly higher wholesale electricity prices, as compared to the same periods last year. The higher wholesale electricity prices have essentially caused the return of the majority of shopping customers in Pennsylvania to their respective utility companies' fixed generation tariff rates.

GPU Telcom

      The increase for both the periods ended June 30, 2001 was primarily due to more fiber optics miles constructed for private build customers in 2001, as compared to the same periods last year.

MYR

      The increase for both the periods ended June 30, 2001 was due to the inclusion of revenues from MYR following its acquisition by GPU, Inc. in the second quarter 2000.

OPERATING INCOME:
-----------------

      Operating income for the second quarter 2001 increased $362.4 million to $220.4 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, operating income increased $238.6 million to $436.9 million, as compared to the same period last year. The components of the changes are as follows:

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
GPU Energy companies                       $  20.0              $ (44.8)
GPU Electric                                 341.0                279.3
GPU Power/GPUI                                 0.4                  1.3
GPU AR                                         1.6                 (0.6)
GPU Telcom                                     1.1                  3.1
MYR                                            3.6                  6.0
GPU, Inc.                                     (5.3)                (5.7)
                                            ------               ------
     Total increase                        $ 362.4              $ 238.6
                                            ======               ======

GPU, Inc. and Subsidiary Companies

GPU Energy companies

      The increase for the three month period ended June 30, 2001 was primarily due to lower operation and maintenance (O&M) expenses (approximately $60 million) resulting principally from the sale of the Oyster Creek Generating Station (Oyster Creek) in August 2000; and higher transmission and distribution (T&D) revenues. Partially offsetting these was: higher energy costs (approximately $78 million) reflecting the fact that Met-Ed and Penelec had to purchase electricity at prices above the retail rate caps at which they could resell it, which impact was made worse because of the increasing number of shopping customers returning from alternate generation suppliers in the first half of 2001; and higher amortization expenses (approximately $14 million) due to increased costs associated with decommissioning the Saxton Nuclear Experimental facility, and increased Oyster Creek amortization due to a New Jersey Board of Public Utilities (NJBPU) order related to the plants sale. Starting June 1, 2001, however, as a result of the PaPUC's June 2001 order, Met-Ed and Penelec began to defer, for future rate recovery from customers, their energy costs in excess of their fixed generation tariff rates (approximately $44 million through June 30).

      The decrease for the six month period ended June 30, 2000 reflects a non-recurring charge of $18.3 million pre-tax, for the costs of a VERP offered to certain bargaining unit employees in Pennsylvania; and a non-recurring charge of $16 million pre-tax, for costs related to the termination of a wholesale energy contract with AEC. In addition, the same factors affecting the comparable quarterly results also affected the year to date comparison. These factors include higher energy costs (approximately $159 million) and higher amortization expense (approximately $24 million), partially offset by lower O&M expenses (approximately $100 million, excluding the VERP) and higher sales due to this year's winter weather.

GPU Electric

      The increase for both the periods ended June 30, 2001 was primarily due to the absence of a pre-tax loss of $372 million recorded in the second quarter 2000, on the sale of GPU PowerNet. Partially offsetting this was: lower revenues as a result of the reset of electricity delivery rates at GPU Power UK in April 2000; the absence in 2001 of a second quarter 2000 gain of $15.9 million related to gas supply contracts in the UK; and the absence in 2001 of GPU PowerNet operating income due to its sale in June 2000.

MYR

      The increase for both the periods ended June 30, 2001 was due to the inclusion of MYR following its acquisition by GPU, Inc. in the second quarter 2000.

GPU, Inc.

      The lower other income for both the periods ended June 30, 2001 was primarily due to the recording of an increase in GPU's estimated liability with respect to the Dover Gas Site (approximately $2.4 million), and an increase in GPU/FirstEnergy merger-related costs (approximately $1 million).

GPU, Inc. and Subsidiary Companies

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the second quarter 2001 increased $20.1 million to $53.5 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, other income and deductions increased $20.3 million to $76.8 million, as compared to the same period last year. The components of the changes are as follows:

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
GPU Energy companies                       $ 11.0               $ 18.3
GPU Electric                                 (1.5)                (6.7)
GPU Power/GPUI                                1.6                 (0.9)
GPU AR                                         -                    -
GPU Telcom                                   (1.5)                (2.9)
MYR                                           0.5                  0.4
GPU, Inc.                                    10.0                 12.1
                                            -----                -----
     Total increase                        $ 20.1               $ 20.3
                                            =====                =====

GPU Energy companies

      The increase for both the periods ended June 30, 2001 was primarily due to higher CTC interest income of approximately $10 million; and the absence in 2001 of the effect of discounting a long-term receivable due from AmerGen Energy Company LLC (AmerGen) related to Oyster Creek outage costs, which had the effect of reducing 2000 earnings by $8.8 million pre-tax. Partially offsetting these was lower interest income of approximately $4 million.

GPU Electric

      The decrease for both the periods ended June 30, 2001 was primarily due to lower income from GPU Power UK's independent power projects (approximately $22 million). Largely offsetting these was a non-recurring gain of $17.8 million pre-tax, on the sale of GPU Power UK's interest in the Humber generating station.

GPU, Inc.

      The increase for the three and six months ended June 30, 2001 was due primarily to a gain of $10.7 million pre-tax, on the sale of certain marketable securities.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the second quarter 2001 decreased $18.3 million to $123.5 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, interest charges and preferred dividends decreased $40.3 million to $244.5 million, as compared to the same period last year. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
GPU Energy companies                       $  5.3               $  6.2
GPU Electric                                (28.7)               (57.4)
GPU Power/GPUI                               (0.2)                (0.5)
GPU AR                                         -                    -
GPU Telcom                                     -                    -
MYR                                          (2.2)                (1.9)
GPU, Inc.                                     7.5                 13.3
                                            -----                -----
     Total decrease                        $(18.3)              $(40.3)
                                            =====                =====

GPU Energy companies

      The increase for both the periods ended June 30, 2001 was primarily due to interest on the issuance of $150 million of senior notes in May 2001 by JCP&L, and higher average short-term debt levels.

GPU Electric

      The decrease for both the periods ended June 30, 2001 was primarily due to lower debt levels resulting primarily from the sale of GPU PowerNet in June 2000. Also contributing to the decrease was lower interest rates at GPU Capital, Inc.

GPU, Inc.

      The increase for both the periods ended June 30, 2001 was primarily due to interest on the issuance of $300 million of debentures in December 2000.


                          JCP&L's RESULTS OF OPERATIONS
                          -----------------------------

      JCP&L's earnings for the second quarter 2001 were $44.7 million, compared to second quarter 2000 earnings of $42.8 million. The increase was primarily due to lower O&M expenses and the absence in 2001 of the effect of discounting a long-term receivable due from AmerGen related to Oyster Creek outage costs.
Partially offsetting these was higher amortization expenses, and increased financing costs.

      For the six months ended June 30, 2001, JCP&L's earnings were $94.7 million, compared to $85.9 million for the same period in 2000. The same factors affecting the comparable quarterly results also affected the year to date comparison. Also contributing to the increase for the first half of 2001 was higher weather-related sales due to colder winter temperatures this year compared to the previous winter.

OPERATING REVENUES:
-------------------

      Operating revenues for the second quarter 2001 increased $30.9 million to $521.1 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, operating revenues increased $39.8 million to $982.7 million, compared to the same period last year. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
KWH revenues                                $(1.9)               $ 6.2
Energy and restructuring-related
  revenues                                   40.2                 38.7
Other revenues                               (7.4)                (5.1)
                                             ----                 ----
     Increase in revenues                   $30.9                $39.8
                                             ====                 ====

KWH revenues
------------

      The increase for the six months ended June 30, 2001 was primarily due to higher demand for electricity resulting from colder weather during the winter of 2001 compared to the previous winter.

Energy and restructuring-related revenues
------------------------------------------

      Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for both the periods ended June 30, 2001 was partly due to increased sales to other utilities.

Other revenues
--------------

      The decrease for both the periods ended June 30, 2001 was primarily due to a decrease in building rental revenues of approximately $4 million, and decreased transmission revenues as a result of fewer customers shopping for their energy supply.

OPERATING INCOME:
-----------------

      Operating income for the second quarter 2001 decreased $1.1 million to $98.4 million, as compared to the second quarter 2000. The decrease was primarily due to higher amortization expenses of approximately $6 million as a result of increased costs associated with decommissioning the Saxton Nuclear Experimental facility and increased Oyster Creek amortization due to a NJBPU order related to the plants sale. Also contributing to the decrease was higher energy costs due to increased demand for electricity and the company's need to purchase more electricity due to the sale of Oyster Creek. Partially offsetting these was lower O&M expenses of approximately $43 million as a result of the sale of Oyster Creek in August 2000 and lower pension costs.

      For the six months ended June 30, 2001, operating income increased $6.6 million to $202.1 million, versus the same period last year. The increase was primarily due to increased KWH revenues, as discussed above; and lower O&M expenses of approximately $76 million as a result of the sale of Oyster Creek in August 2000. Partially offsetting these was higher amortization expenses of approximately $12 million, and higher energy costs due to increased demand for electricity and the need to purchase more electricity as a result of the sale of Oyster Creek.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the second quarter 2001 increased $11.5 million to $10.3 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, other income and deductions increased $13.2

GPU, Inc. and Subsidiary Companies

million to $17.6 million, versus the same period last year. The change in both periods was primarily due to the absence in 2001 of the effect of discounting a long-term receivable due from AmerGen related to Oyster Creek outage costs, which had the effect of reducing 2000 earnings by $8.8 million pre-tax; and higher interest income of approximately $2 million.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
-----------------------------------------

      Interest charges and preferred dividends for the second quarter 2001 increased $3.7 million to $30.4 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, interest charges and preferred dividends increased $3.2 million to $58.1 million, versus the same period last year. The increase was primarily due to interest on the issuance of $150 million of senior notes in May 2001, and higher average short-term debt levels. Partially offsetting these was lower dividends due to the redemption of $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions in 2000.


                         MET-ED's RESULTS OF OPERATIONS
                         ------------------------------

      Met-Ed's earnings for the second quarter 2001 were $15.9 million, compared to second quarter 2000 earnings of $8.7 million. The increase in earnings was primarily due to the PaPUC's June 2001 order that allows Met-Ed to defer, for future rate recovery from customers, energy costs in excess of its fixed generation tariff rates starting June 1, 2001. As a result, in June 2001, Met-Ed was able to defer approximately $22 million pre-tax of energy costs that it otherwise would have had to expense. Partially offsetting this was higher energy costs primarily due to the fact that Met-Ed had to purchase electricity at prices above the retail rate caps at which it could resell it, and the effect of increasing numbers of shopping customers returning from alternate generation suppliers.

      For the six months ended June 30, 2001, Met-Ed's earnings were $31.9 million, compared to $35.2 million for the same period in 2000. Excluding a non-recurring charge of $5.4 million after-tax for costs related to a VERP offered to certain bargaining unit employees, earnings for the first half of 2001 would have been $37.3 million. The same factors affecting the comparable quarterly results also affected the year to date comparison. The higher energy costs had a greater impact on the first half of 2001 earnings than it did for the second quarter since Met-Ed did not start deferring certain of its under-recovered energy costs until June 1, 2001.

OPERATING REVENUES:
-------------------

      Operating revenues for the second quarter 2001 increased $24.7 million to $222.5 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, operating revenues increased $42.7 million to $443.6 million, compared to the same period last year. The components of the changes are as follows:

GPU, Inc. and Subsidiary Companies

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
KWH revenues                                $28.6                $47.1
CTC revenues                                 (0.3)                 0.8
Other revenues                               (3.6)                (5.2)
                                             ----                 ----
     Increase in revenues                   $24.7                $42.7
                                             ====                 ====

KWH revenues
------------

      The increase for both periods was primarily due to the return of numerous shopping customers from alternate generation suppliers in 2001, partially offset by a decrease of sales to other utilities.

Other revenues
--------------

      The decrease for both periods was primarily due to lower transmission revenues as a result of fewer customers shopping for their energy supply.

OPERATING INCOME:
-----------------

      Operating income for the second quarter 2001 increased $12.6 million to $31.8 million, as compared to the second quarter 2000. The increase was primarily due to lower O&M expenses (approximately $8 million) resulting primarily from lower pension costs; and higher T&D revenues. Partially offsetting these was: higher energy costs (approximately $38 million) reflecting the fact that Met-Ed had to purchase electricity at prices above the retail rate caps at which it could resell it, which impact was made worse because of the increasing number of shopping customers returning from alternate generation suppliers in the first half of 2001. Starting June 1, 2001, however, Met-Ed began to defer, for future rate recovery from customers, its energy cost in excess of its fixed generation tariff rates (approximately $22 million through June 30).

      For the six months ended June 30, 2001, operating income decreased $11.9 million to $62.6 million, as compared to the same period last year. The decrease for the first half of 2001 reflects a non-recurring charge to other O&M of $9.2 million pre-tax, for costs related to the VERP. In addition, the same factors affecting the comparable quarterly results also affected the year to date comparison. These factors include higher energy costs (approximately $71 million), partially offset by lower O&M expense (approximately $9 million, excluding the VERP) and increased KWH revenues, as discussed above.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the second quarter 2001 increased $0.9 million to $9.2 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, other income and deductions increased $6.3 million to $17.4 million, versus the same period last year. The increase in the
six-month   period  was  primarily   due  to  higher  CTC  interest   income  of
approximately $10 million; partially offset by lower interest income of approximately $4 million.

GPU, Inc. and Subsidiary Companies

                         PENELEC's RESULTS OF OPERATIONS
                         -------------------------------

      Penelec's earnings for the second quarter 2001 were $7.2 million, compared to second quarter 2000 earnings of $4.5 million. The increase in earnings was primarily due to the PaPUC's June 2001 order that allows Penelec to defer, for future rate recovery from customers, energy costs in excess of its fixed generation tariff rates starting June 1, 2001. As a result, in June 2001, Penelec was able to defer approximately $22 million pre-tax of energy costs that it otherwise would have had to expense. Partially offsetting this was higher energy costs primarily due to the fact that Penelec had to purchase electricity at prices above the retail rate caps at which it could resell it, and the effect of increasing numbers of shopping customers returning from alternate generation suppliers.

      For the six months ended June 30, 2001, Penelec's earnings were $5.1 million, compared to $31.5 million for the same period in 2000. Excluding a non-recurring charge of $9.4 million after-tax for costs related to the termination of a wholesale energy contract with AEC, and a non-recurring charge of $5.3 million after-tax for costs related to a VERP offered to certain bargaining unit employees, earnings for the first half of 2001 would have been $19.8 million. The same factors affecting the comparable quarterly results also affected the year to date comparison on this basis. The higher energy costs had a greater impact on the first half of 2001 earnings than it did for the second quarter since Penelec did not start deferring certain of its under-recovered energy costs until June 1, 2001.

OPERATING REVENUES:
-------------------

      Operating revenues for the second quarter 2001 increased $23.8 million to $230.6 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, operating revenues increased $47.5 million to $474.4 million, compared to the same period last year. The components of the changes are as follows:
                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
KWH revenues                                $22.1                $46.0
CTC revenues                                  1.4                  1.2
Other revenues                                0.3                  0.3
                                             ----                 ----
     Increase in revenues                   $23.8                $47.5
                                             ====                 ====

KWH revenues
------------

      The increase in KWH revenues was primarily due to the return of numerous shopping customers from alternate generation suppliers during the first half of 2001, partially offset by a decrease of sales to other utilities.

OPERATING INCOME:
-----------------

      Operating income for the second quarter 2001 increased $8.4 million to $23.1 million, as compared to the second quarter 2000. The increase was primarily due to lower O&M expenses (approximately $7 million) resulting primarily from lower pension costs; and higher T&D revenues. Partially offsetting these was: higher energy costs (approximately $40 million)

GPU, Inc. and Subsidiary Companies

reflecting the fact that Penelec had to purchase electricity at prices above the retail rate caps at which it could resell it, which impact was made worse because of the increasing number of shopping customers returning from alternate generation suppliers in the first half of 2001. Starting June 1, 2001, however, Penelec began to defer, for future rate recovery from customers, its energy cost in excess of its fixed generation tariff rates (approximately $22 million through June 30).

      For the six months ended June 30, 2001, operating income decreased $39.8 million to $28.5 million, as compared to the same period last year. The decrease for the first half of 2001 reflects a non-recurring charge of $16 million pre-tax, for costs related to the termination of the AEC contract; and a non-recurring charge to other O&M of $9.1 million pre-tax, for costs related to the VERP. In addition, the same factors affecting the comparable quarterly results also affected the year to date comparison. These factors include higher energy costs (approximately $88 million), partially offset by lower O&M expense (approximately $12 million, excluding the VERP) and increased KWH revenues, as discussed above.

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the second quarter 2001 decreased $1.3 million to $2.5 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, other income and deductions decreased $1 million to $3.7 million, versus the same period last year. The decrease in both periods was primarily due to lower interest income.

INTEREST CHARGES:
-----------------

      Interest charges for the second quarter 2001 increased $1.5 million to $12.6 million, as compared to the second quarter 2000. For the six months ended June 30, 2001, interest charges increased $3.9 million to $24.1 million, versus the same period last year. The increase in both periods was primarily due to interest on the issuance of $93 million of senior notes during 2000.


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

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent by which, any developments relate to general economic conditions. The majority of regulatory approvals

GPU, Inc. and Subsidiary Companies

required for the merger, including that of the PaPUC, have been received, and the companies are awaiting approval by the NJBPU and the Securities and Exchange Commission (SEC). GPU and FirstEnergy expect to receive the remaining regulatory approvals and to complete the merger during the fall of 2001. There can be no assurance as to the outcome of these matters.


                          INVESTMENTS IN FUCOs AND EWGs
                          -----------------------------

      GPU, Inc. has SEC authorization to finance investments in foreign utility companies (FUCOs) and exempt wholesale generators (EWGs) up to an aggregate amount equal to 100% of GPU's average consolidated retained earnings, or approximately $2.4 billion as of June 30, 2001. At June 30, 2001, GPU, Inc. has remaining authorization to finance approximately $536 million of additional investments in FUCOs and EWGs. GPU, Inc.'s investments in FUCOs and EWGs are made through GPU Electric and GPU Power.


                                  GPU ELECTRIC
                                  ------------

      GPU Electric owns electric distribution and gas transmission businesses in England, Australia and Argentina. Through its ownership of GPU Power UK, GPU Electric also has investments in operating generating facilities located in foreign countries totaling 2,939 megawatts (MW) (of which GPU Electric's equity interest represents 882 MW) of capacity. At June 30, 2001, GPU, Inc.'s aggregate investment in GPU Electric was $576 million. GPU, Inc. has also guaranteed up to an additional $1.4 billion of outstanding GPU Electric obligations.


                                    GPU POWER
                                    ---------

      GPU Power has ownership interests in four operating generating facilities located in foreign countries totaling 1,229 MW (of which GPU Power's equity interest represents 424 MW) of capacity. At June 30, 2001, GPU, Inc.'s aggregate investment in GPU Power was $144 million. GPU, Inc. has also guaranteed up to an additional $26.6 million of GPU Power obligations.


                                   GPU TELCOM
                                   ----------

      GPU Telcom is a telecommunications infrastructure development and management company and wholesale telecommunications provider with operations primarily in the Mid-Atlantic region of the US. Its customers consist of telecommunications end-use service providers including: interexchange carriers; competitive local exchange carriers; competitive access providers and multiple system operators; commercial and industrial companies (private networks) and governmental agencies; cable television and telephone companies; and internet service providers. At June 30, 2001, GPU, Inc.'s aggregate investment in GPU Telcom was $102 million. In April 2001, GPU, Inc. guaranteed GPU Telcom's 22.5% portion, but not to exceed $50 million, of the obligations to be incurred by America's Fiber Network LLC, a high-speed fiber optics company, under a $180 million syndicated debt facility.

GPU, Inc. and Subsidiary Companies

                                    MYR GROUP
                                    ---------

      MYR is a utility infrastructure construction services company which provides power line and commercial/industrial electrical construction for electric utilities, telecommunications providers, commercial and industrial facilities and government agencies. MYR also builds cellular towers for the wireless communications market. At June 30, 2001, GPU, Inc.'s aggregate investment in MYR was $244 million.


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

      Consequently, the amount of new financing capacity available to GPU, Inc. or its subsidiaries may be less than it had previously been. While the GPU companies do not expect to require significant levels of new borrowings in 2001, certain existing credit facilities are due for renewal or refinancing during 2001. These credit facilities currently include: $326 million available to GPU, Inc. and the GPU Energy companies under a $314 million revolving credit agreement and various committed bank lines of credit; $1 billion under GPU Capital, Inc.'s (GPU Capital) senior revolving credit agreement; $180 million under GPU Australia Holdings, Inc.'s (GPU Australia Holdings) senior revolving credit agreement; and (pound)245 million (US $344 million) under EI UK Holdings, Inc.'s two year term loan agreement. These credit facilities expire at various times through November 2001.

      Renewal or refinancing of these facilities may require GPU's acceptance of higher pricing and/or more restrictive terms and conditions. If renewal or refinancing of the existing credit facilities is limited or cannot be achieved, GPU will be required to reduce capital spending and other discretionary cash uses, including the amount and timing of future common stock dividends.

      There can be no assurance as to the outcome of these matters.

Capital Expenditures and Investments
------------------------------------

GPU Energy companies

      The GPU Energy companies' capital spending for the six months ended June 30, 2001 was $132 million (JCP&L $78 million; Met-Ed $25 million; Penelec $29 million), and was used primarily to expand and improve existing transmission and distribution (T&D) facilities and for new customer connections. For 2001, capital expenditures for the GPU Energy companies are estimated to be $371 million (JCP&L $184 million; Met-Ed $83 million; Penelec $97 million; Other $7 million), primarily for ongoing T&D system development.

GPU, Inc. and Subsidiary Companies

Management estimates that a substantial portion of the GPU Energy companies' 2001 capital spending will be supplied through internally generated funds.

GPU Electric

      GPU Electric's capital spending for the six months ended June 30, 2001 of $79 million was used primarily to make improvements to Emdersa's and GPU Power UK's distribution networks. For 2001, GPU Electric's capital expenditures are estimated to be $200 million, and management expects that a substantial portion of this amount will be supplied through internally generated funds.

GPU Telcom

      GPU Telcom's capital spending for the six months ended June 30, 2001 of $41 million was used primarily to make investments in telecommunications infrastructure and businesses. In 2001, GPU Telcom's capital expenditures are estimated to be $90 million, which management expects will be supplied by capital contributions and internally generated funds.


Financing
---------

GPU, Inc.

      GPU has various credit facilities in place, the most significant of which are discussed below. These credit facilities generally provide GPU bank loans at negotiated market rates.

      GPU, Inc. and the GPU Energy companies currently have available $326 million of short-term borrowing facilities, which include a $314 million revolving credit agreement expiring on October 31, 2001 and various bank lines of credit. GPU, Inc., JCP&L, Met-Ed and Penelec also have commercial paper programs in amounts of up to $100 million, $150 million, $75 million and $100 million, respectively. Because the short-term borrowing facilities backstop the commercial paper programs, the aggregate commercial paper and short-term borrowings outstanding at any one time cannot exceed $326 million. Under its revolving credit agreement, GPU, Inc. is limited to having $100 million of short-term borrowings outstanding at any one time. JCP&L, Met-Ed and Penelec are limited by their charters or SEC authorization to $282 million, $150 million and $150 million, respectively, of short-term debt outstanding at any one time. As of August 3, 2001, the GPU Energy companies had $38 million (all at Met-Ed) of short-term debt outstanding from these facilities.

GPU Energy companies

      JCP&L, Met-Ed and Penelec have regulatory approval to issue senior notes through December 31, 2002 in the amounts of $150 million, $150 million and $157 million, respectively. JCP&L and Met-Ed intend to issue secured senior notes (collateralized by first mortgage bonds (FMBs) issued to the senior note trustee) until such time as more than 80% of the outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Penelec's senior notes are unsecured.

GPU, Inc. and Subsidiary Companies

      In May 2001, JCP&L issued $150 million of 6.45% five-year fixed rate senior notes.

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

      JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L currently plans to sell transition bonds in the fourth quarter of 2001.

      At June 30, 2001, JCP&L, Met-Ed and Penelec had retained earnings available to pay common stock dividends of $813 million, $84 million and $39 million, respectively, net of amounts restricted under each company's respective FMB indentures.

GPU Electric

      GPU Capital has entered into a $1 billion 364-day senior revolving credit agreement which expires in November 2001. All of the outstanding obligations under the agreement are guaranteed by GPU, Inc. At June 30, 2001, $1 billion was outstanding under the revolving credit agreement and included in Notes payable on the Consolidated Balance Sheet.

      GPU GasNet has an A$750 million (US $381 million) debt issuance program jointly arranged by two banks to refinance a portion of GPU GasNet's maturing bank debt. The various agreements under the program facilitate the issuance of
GPU GasNet commercial paper and medium term notes. An A$250 million (US $127 million) GPU GasNet revolving credit agreement serves as backstop for the issuance of commercial paper. At June 30, 2001, A$250 million (US $127 million) of commercial paper and A$150 million (US $76 million) of medium term notes were outstanding under this program and included in Long-term debt on the Consolidated Balance Sheet.

      In addition, GPU GasNet has an A$375 million (US $190 million) senior credit facility. At June 30, 2001, A$211 million (US $107 million) of bank debt was outstanding under this facility and included in Securities due within one year on the Consolidated Balance Sheet.

GPU, Inc. and Subsidiary Companies

      GPU Electric has a $150 million credit facility, which expires in May 2002, to accommodate short-term borrowing needs. Borrowings under this facility are guaranteed by GPU, Inc. At June 30, 2001, $150 million was outstanding under this facility.

      GPU Australia Holdings has a $180 million senior revolving credit facility, which expires in November 2001. Borrowings under this facility are guaranteed by GPU, Inc. At June 30, 2001, $176 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

      EI UK Holdings, Inc. has a (pound)245 million (US $344 million) credit facility consisting of two tranches ((pound)144 million and (pound)101 million). Borrowings under the (pound)144 million tranche (US $203 million) are guaranteed by GPU, Inc. This credit facility will expire on October 31, 2001. At June 30, 2001, (pound)245 million (US $344 million) was outstanding under this facility and included in Securities due within one year on the Consolidated Balance Sheet.

        GPU Power UK maintains separate revolving credit facilities with six banks totaling (pound)150 million (US $211 million) for working capital purposes, expiring at various dates through July 2005. At June 30, 2001, (pound)30 million (US $42 million) was outstanding under these facilities and included in Notes payable on the Consolidated Balance Sheet.

      In addition, GPU Power UK maintains a (pound)75 million (US $105 million) bank facility for working capital purposes. Outstanding borrowings are collateralized by portions of trade accounts receivable. At June 30, 2001, (pound)75 million (US $105 million) was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.

      Maturing long-term debt is expected to total $865 million in 2001, of which $511 million of this amount has already been retired or refinanced in 2001. For 2002, maturing long-term debt is expected to total $457 million.

GPU Power

      Maturing long-term debt is expected to total $7 million in each of 2001 and 2002. Management anticipates meeting these obligations through internally generated funds.

MYR Group

      MYR maintains a $50 million revolving credit facility, which expires in November 2003, of which up to $10 million is available for the issuance of standby letters of credit. GPU, Inc. has guaranteed MYR's borrowings under this facility. As of June 30, 2001, $20 million was outstanding under this facility and included in Notes payable on the Consolidated Balance Sheet.


                   COMPETITIVE ENVIRONMENT AND RATE MATTERS
                   ----------------------------------------

      In March 2001, 207 employees (Met-Ed 101 employees; Penelec 106 employees) accepted Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees in Pennsylvania. As a result, a pre-tax charge of $18.3 million (Met-Ed $9.2 million; Penelec $9.1 million) has been recorded in 2001 Operating Income for the cost of pension and other postretirement benefits.

GPU, Inc. and Subsidiary Companies

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

      In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping  customers and costs incurred under nonutility  generation
(NUG) agreements exceed amounts collected in BGS and MTC rates. As of June 30, 2001, such deferred balance totaled $373 million. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

      The Final Order also provides for the ability to securitize stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of certain of these costs.

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

GPU, Inc. and Subsidiary Companies

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

GPU Energy Supply Plan
----------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to act as provider of last resort (PLR) by supplying electricity to customers who do not choose an alternate supplier. In 1999 and 2000, the GPU Energy companies completed the sales of substantially all their electric generating stations. As a result, the GPU Energy companies now have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, as discussed below. (For additional information regarding the increased risks associated with supplying that electricity, see GPU Energy Supply Market Risk section.)

Generation Agreements

      As of June 30, 2001, the GPU Energy companies have 285 MW of generation capacity and related energy remaining to meet customer needs. The GPU Energy companies also have contracts with nonutility generators totaling 1,595 MW (JCP&L 926 MW; Met-Ed 273 MW; Penelec 396 MW) and agreements with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 4,200 MW in 2002 to 500 MW in May 2004. Based on the exercise of call options, the GPU Energy companies may take the energy associated with up to 150 MW of this capacity through May 2003. The GPU Energy companies have also purchased all of the capacity and energy from their previously owned Three Mile Island Unit 1 (TMI-1) and Oyster Creek (sold by JCP&L) nuclear generating stations through December 31, 2001 and March 31, 2003, respectively. In addition, the GPU Energy companies have the right to 3,970 MW of capacity through May 31, 2002. This 3,970 MW of capacity is associated with generating stations sold in 1999. GPU Energy's remaining capacity and energy needs will be met by short- to intermediate-term commitments (one month to three years). Any residual needs will be purchased from the short-term market (one hour to one month). Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $839 million for the remainder of 2001, $708 million in 2002, $79 million in 2003, and $5 million in 2004.

      Pursuant to the mandates of the Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The NJBPU Final Order provides JCP&L full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec full recovery of their above-market NUG costs and certain NUG buyout costs. The GPU Energy companies have recorded, on a present value basis, a total liability of $2.5 billion (JCP&L $1.5 billion; Met-Ed $0.5 billion; Penelec $0.5 billion) on the Consolidated

GPU, Inc. and Subsidiary Companies

Balance Sheet for above-market NUG costs. These amounts are offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

Basic Generation Service ("BGS") Provider

      JCP&L is required to provide BGS to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS is to be bid out, with the details of the bidding process to be the subject of a NJBPU proceeding. On June 29, 2001, the New Jersey electric utilities, including JCP&L, filed a joint proposal seeking NJBPU approval of a competitive bidding process to procure supply for the provision of BGS for the period from August 1, 2002 through July 31, 2003. The NJBPU has established a procedural schedule which provides for a decision in November 2001. Under its Final Order, JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing BGS to non-shopping customers exceed amounts currently reflected in its rates for BGS.

Provider of Last Resort ("PLR")

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

      In November 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of amounts reflected in their capped generation rates. In January 2001, the PaPUC consolidated this petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule.

GPU, Inc. and Subsidiary Companies

      In June 2001, Met-Ed, Penelec and FirstEnergy entered into a Settlement Stipulation with all of the major intervenors in the combined merger and rate relief proceedings, that, in addition to resolving certain issues concerning the PaPUC's approval of the GPU/FirstEnergy merger, also addressed Met-Ed's and Penelec's request for PLR rate relief. On June 20, 2001, the PaPUC entered orders approving the Settlement Stipulation, thus approving the merger and providing Met-Ed and Penelec PLR rate relief, as discussed below. For additional information with respect to the effects PLR rate relief would have on Met-Ed and Penelec upon consummation of the merger, refer to the Settlement Stipulation filed as an exhibit to GPU's Form 8-K on June 15, 2001.

      As a result of the PaPUC's order approving the Settlement Stipulation, Met-Ed and Penelec are permitted to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Predicated upon consummation of the GPU/FirstEnergy merger, these "PLR deferrals" will continue through December 31, 2005. If energy costs incurred by Met-Ed and Penelec during this period are below their respective capped generation rates, the difference would be used to reduce their PLR deferrals.

      Met-Ed and Penelec have established regulatory assets for the deferral of excess energy costs incurred during the period of January 1, 2001 through June 30, 2001. However, if the GPU/FirstEnergy merger fails to be consummated, the Settlement Stipulation requires the write-off of Met-Ed's and Penelec's PLR deferrals for the period of January 1, 2001 through May 31, 2001. Therefore, pending consummation of the merger, GPU has recorded an offsetting reserve of $29.3 million ($13.1 million for Met-Ed and $16.2 million for Penelec) for the PLR deferrals during the period of January 1, 2001 through May 31, 2001.

      If the GPU/FirstEnergy merger is consummated, Met-Ed's and Penelec's PLR obligations will be extended through December 31, 2010. Additionally, if the merger is consummated, the companies' respective CTC revenues will be applied first to PLR costs, then to non-NUG stranded costs and lastly to NUG stranded costs through December 31, 2010. Remaining PLR deferrals not recovered as of December 31, 2010 would have to be written off.

      Last, if the merger is consummated, the Settlement Stipulation requires a revised calculation of NUG stranded costs being recovered under the terms of Met-Ed's and Penelec's 1998 Restructuring Orders, retroactive to January 1, 2001. In addition, subject to consummation of the merger, the Settlement Stipulation allows Penelec to access its NUG Trust to fund all costs payable under its NUG agreements, retroactive to January 1, 2001.

      If the merger is abandoned, the Settlement Stipulation provides that the PLR proceeding would be reopened by the PaPUC to permit parties to submit testimony and otherwise address prospectively the overall retail rate levels of Met-Ed and Penelec, including whether or at what level PLR deferrals would continue on a prospective basis. This proceeding, however, would not prevent the recovery of Met-Ed's and Penelec's PLR deferrals from June 1, 2001 through the date of the final PaPUC order in the reopened proceeding.

      Several parties have filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the PaPUC's orders. The Court has consolidated most of these appeals, and has granted an expedited schedule under which oral argument is scheduled for November 2001. There can be no assurance as to the outcome of these matters.

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

      GPU records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At June 30, 2001, GPU had liabilities recorded on its Consolidated Balance Sheet for environmental remediation totaling $64 million (JCP&L $53 million; Met-Ed $2 million; Penelec $5 million; other $4 million).

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

GPU, Inc. and Subsidiary Companies

accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by GPU, Inc., the GPU Energy companies and the plaintiffs.

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

      There can be no assurance as to the outcome of this litigation.

      GPU, Inc. and the GPU Energy companies believe that any liability to which they might be subject by reason of the TMI-2 accident will not exceed their financial protection under the Price-Anderson Act.

                       (This page intentionally left blank.)


                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                               In Thousands
                                                                       --------------------------------
                                                                         June 30,        December 31,
                                                                           2001              2000
                                                                       ------------  ------------------
                                                                        (Unaudited)
ASSETS
Utility Plant:
   Utility plant in service                                            $ 9,992,570      $10,138,233
   Accumulated depreciation                                             (3,228,909)      (3,246,175)
                                                                        ----------       ----------
        Net utility plant in service                                     6,763,661        6,892,058
   Construction work in progress                                           196,345          153,417
   Other, net                                                               16,335           16,572
                                                                        ----------       ----------
        Net utility plant                                                6,976,341        7,062,047
                                                                        ----------       ----------

Other Property and Investments:
   Goodwill, net                                                         1,863,206        1,986,449
   Nuclear decommissioning trusts, at market (Note 1)                      373,566          367,805
   Nuclear fuel disposal trust, at market                                  132,776          126,336
   Other, net                                                              799,037          765,783
                                                                        ----------       ----------
        Total other property and investments                             3,168,585        3,246,373
                                                                        ----------       ----------

Current Assets:
   Cash and temporary cash investments                                     905,854          392,004
   Marketable securities                                                     4,628           17,114
   Special deposits                                                         88,607          126,149
   Accounts receivable:
     Customers, less provision for doubtful accounts
       of $67,230 for 2001 and $81,629 for 2000                            527,719          551,251
     Other                                                                 180,239          162,048
   Unbilled revenues                                                       203,473          210,725
   Cost and estimated earnings in excess of
     billings on uncompleted contracts                                      33,332           29,377
   Materials and supplies, at average cost or less                          91,783           79,679
   Deferred income taxes                                                    40,006           33,857
   Prepayments                                                             267,797          154,775
                                                                        ----------       ----------
        Total current assets                                             2,343,438        1,756,979
                                                                        ----------       ----------

Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                       4,323,943        5,023,624
   Deferred income taxes                                                 1,777,144        1,732,537
   Other                                                                   532,152          431,521
                                                                        ----------       ----------
        Total deferred debits and other assets                           6,633,239        7,187,682
                                                                        ----------       ----------





        Total Assets                                                  $19,121,603       $19,253,081
                                                                       ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.




                       GPU, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                               In Thousands
                                                                       --------------------------------
                                                                         June 30,        December 31,
                                                                           2001              2000
                                                                       ------------  ------------------
                                                                        (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                                        $   331,958       $   331,958
   Capital surplus                                                       1,014,234         1,014,326
   Retained earnings                                                     2,485,898         2,395,384
   Accumulated other comprehensive income/(loss) (Note 5)                  (27,841)          (62,624)
                                                                        ----------        ----------
        Total                                                            3,804,249         3,679,044
   Reacquired common stock, at cost                                       (355,639)         (357,994)
                                                                        ----------        ----------
        Total common stockholders' equity                                3,448,610         3,321,050
   Cumulative preferred stock:
     With mandatory redemption                                              49,000            51,500
     Without mandatory redemption                                           12,649            12,649
   Subsidiary-obligated mandatorily redeemable
     preferred securities                                                  125,000           125,000
   Subsidiary-obligated trust preferred securities (Note 6)                200,000           200,000
   Long-term debt                                                        4,262,298         3,917,069
                                                                        ----------        ----------
        Total capitalization                                             8,097,557         7,627,268
                                                                        ----------        ----------

Current Liabilities:
   Securities due within one year                                        2,156,332           992,090
   Notes payable                                                           404,013         1,480,667
   Bank overdraft                                                          283,737           276,456
   Accounts payable                                                        492,851           481,712
   Billings in excess of cost and estimated
     earnings on uncompleted contracts                                      29,322            21,315
   Taxes accrued                                                            56,472            37,604
   Interest accrued                                                        102,853            95,083
   Other                                                                   319,126           447,639
                                                                        ----------        ----------
        Total current liabilities                                        3,844,706         3,832,566
                                                                        ----------        ----------

Deferred Credits and Other Liabilities:
   Deferred income taxes                                                 3,214,321         3,093,826
   Unamortized investment tax credits                                       41,551            44,344
   Three Mile Island Unit 2 future costs (Note 1)                          523,144           514,922
   Power purchase contract loss liability (Note 1)                       2,532,031         3,273,968
   Other                                                                   868,293           866,187
                                                                        ----------        ----------
        Total deferred credits and other liabilities                     7,179,340         7,793,247
                                                                        ----------        ----------


Commitments and Contingencies (Note 1)


        Total Liabilities and Capitalization                           $19,121,603       $19,253,081
                                                                        ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.


                       GPU, INC. AND SUBSIDIARY COMPANIES

                    Consolidated Statements of Income/(Loss)
                    ----------------------------------------
                                   (Unaudited)
                                                                      In Thousands
                                                              (Except Per Share Data)
                                                   ------------------------------------------------------
                                                        Three Months                  Six Months
                                                       Ended June 30,               Ended June 30,
                                                   --------------------------   -------------------------

                                                       2001        2000             2001         2000
                                                       ----        ----             ----         ----

Operating Revenues                                 $1,347,871   $1,280,374      $2,648,310   $2,456,818
                                                    ---------    ---------       ---------    ---------

Operating Expenses:
   Fuel                                                 4,155       22,073           8,672       41,556
   Power purchased and interchanged                   677,044      493,624       1,269,285      944,199
   Deferred costs, net                               (112,215)     (55,174)       (173,023)    (127,792)
   Other operation and maintenance                    365,135      411,884         723,054      669,431
   Loss on sale of business                               -        372,492             -        372,492
   Depreciation and amortization                      135,840      134,432         269,301      264,027
   Taxes, other than income taxes                      57,478       43,046         114,058       94,595
                                                    ---------    ---------       ---------    ---------
        Total operating expenses                    1,127,437    1,422,377       2,211,347    2,258,508
                                                    ---------    ---------       ---------    ---------

Operating Income/(Loss)                               220,434     (142,003)        436,963      198,310
                                                    ---------    ---------       ---------    ---------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                        (107)         296             (56)         541
   Equity in undistributed earnings/
     (losses) of affiliates, net                       (9,594)       2,120          (6,180)       5,772
   Other income, net                                   63,240       31,032          83,026       50,210
                                                    ---------    ---------       ---------    ---------
        Total other income and deductions              53,539       33,448          76,790       56,523
                                                    ---------    ---------       ---------    ---------

Income/(Loss) Before Interest Charges
   and Preferred Dividends                            273,973     (108,555)        513,753      254,833
                                                    ---------    ---------       ---------    ---------

Interest Charges and Preferred Dividends:
   Long-term debt and notes payable                   114,402      134,162         226,413      267,076
   Subsidiary-obligated trust
     preferred securities                               3,672        3,672           7,345        7,345
   Subsidiary-obligated mandatorily
     redeemable preferred securities                    2,675        2,675           5,350        5,350
   Other interest                                       1,552          399           3,488        2,469
   Allowance for borrowed funds used
     during construction                                 (164)        (756)           (901)      (1,586)
   Preferred stock dividends of
     subsidiaries                                       1,391        1,661           2,782        4,122
                                                    ---------    ---------       ---------    ---------
        Total interest charges and
          preferred dividends                         123,528      141,813         244,477      284,776

                                                    ---------    ---------       ---------    ---------
Income/(Loss) Before Income Taxes
 and Minority Interest                                150,445     (250,368)        269,276      (29,943)
   Income taxes                                        63,090      (40,164)        111,864       48,786
   Minority interest net income                           604          609           1,766        1,086
                                                    ---------    ---------       ---------    ---------

Net Income/(Loss)                                  $   86,751   $ (210,813)     $  155,646   $  (79,815)
                                                    =========    =========       =========    =========
Basic   -  Earnings Per Avg. Common Share          $      .72   $    (1.74)     $     1.30   $     (.66)
                                                    =========    =========       =========    =========
        -  Avg. Common Shares Outstanding             119,559      121,199         119,538      121,284
                                                    =========    =========       =========    =========

Diluted -  Earnings Per Avg. Common Share          $      .72   $    (1.74)     $     1.30   $     (.66)
                                                    =========    =========       =========    =========
        -  Avg. Common Shares Outstanding             119,680      121,314         119,654      121,389
                                                    =========    =========       =========    =========
Cash Dividends Paid Per Share                      $     .545   $     .545      $     1.09   $    1.075
                                                    =========    =========       =========    =========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                       28

                       GPU, INC. AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                                              In Thousands
                                                                       -----------------------------
                                                                                Six Months
                                                                             Ended June 30,
                                                                       -----------------------------
                                                                           2001              2000
                                                                           ----              ----
Operating Activities:
   Net income/(loss)                                                   $ 155,646         $  (79,815)
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                       291,464            277,156
     Amortization of property under capital leases                           -                9,080
     Provision for doubtful accounts                                      (7,878)            20,214
     Regulatory assets, net                                              (39,688)           (40,989)
     Voluntary enhanced retirement programs                               18,266                -
     (Gain)/Loss on sale of businesses/investments                       (27,582)           368,408
     Equity in undistributed earnings
       of affiliates, net of distributions received                        7,187            (19,886)
     Deferred income taxes and investment tax
       credits, net                                                       65,456             67,439
     Deferred costs, net                                                (173,023)          (127,792)
   Changes in working capital:
     Receivables                                                         (41,738)          (232,894)
     Materials and supplies                                               (7,376)             2,180
     Special deposits and prepayments                                    (40,225)            82,146
     Payables and accrued liabilities                                    (25,940)            66,563
   Nonutility generation contract buyout costs                               -               (5,660)
   Other, net                                                             22,499             13,131
                                                                        --------          ---------
      Net cash provided by operating activities                          197,068            399,281
                                                                        --------          ---------

Investing Activities:
   Capital expenditures and investments                                 (255,584)          (265,903)
   Proceeds from sale of businesses/investments                           89,779          1,155,510
   Acquisitions, net of cash acquired                                        -             (220,242)
   Proceeds from nonutility generation trust                              16,185             44,809
   Trust fund established for repayment of debt                           32,491           (346,966)
   Contributions to decommissioning trusts                                (5,355)           (18,646)
   Other, net                                                             (5,949)             5,847
                                                                        --------          ---------
      Net cash provided/(required) by investing activities              (128,433)           354,409
                                                                        --------          ---------

Financing Activities:
   Issuance of long-term debt                                            148,796            421,169
   Increase in notes payable, net                                        995,220             13,461
   Retirement of long-term debt                                         (545,544)          (820,128)
   Capital lease principal payments                                          -               (9,784)
   Reacquisition of common stock                                             -              (22,383)
   Dividends paid on common stock                                       (130,226)          (130,531)
   Redemption of preferred stock of subsidiaries                          (2,500)           (21,667)
                                                                        --------          ---------
      Net cash provided/(required) by financing activities               465,746           (569,863)
                                                                        --------          ---------

Effect of exchange rate changes on cash                                  (20,531)           (20,936)
                                                                        --------          ---------

Net increase in cash and temporary
  cash investments from above activities                                 513,850            162,891
Cash and temporary cash investments, beginning of year                   392,004            471,548
                                                                        --------          ---------
Cash and temporary cash investments, end of period                     $ 905,854         $  634,439
                                                                        ========          =========

Supplemental Disclosure:
   Interest and preferred dividends paid                               $ 191,041         $  282,595
                                                                        ========          =========
   Income taxes paid                                                   $   6,838         $  150,789
                                                                        ========          =========
   New capital lease obligations incurred                              $     -           $    9,372
                                                                        ========          =========
   Common stock dividends declared but not paid                        $     -           $      -
                                                                        ========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                                       29

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                            $3,305,640       $3,269,676
   Accumulated depreciation                                            (1,260,421)      (1,212,784)
                                                                        ---------        ---------
        Net utility plant in service                                    2,045,219        2,056,892
   Construction work in progress                                          112,312           75,201
   Other, net                                                              13,311           13,311
                                                                        ---------        ---------
        Net utility plant                                               2,170,842        2,145,404
                                                                        ---------        ---------


Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                     116,290          115,311
   Nuclear fuel disposal trust, at market                                 132,776          126,336
   Other, net                                                              26,217            6,342
                                                                        ---------        ---------
        Total other property and investments                              275,283          247,989
                                                                        ---------        ---------


Current Assets:
   Cash and temporary cash investments                                    111,597              801
   Special deposits                                                         4,694            1,220
   Accounts receivable:
     Customers, less provision for doubtful accounts
        of $17,195 for 2001 and $21,479 for 2000                          156,532          156,358
     Affiliates                                                            12,516            8,520
     Other                                                                127,767           38,107
   Unbilled revenues                                                       92,422           80,864
   Materials and supplies, at average cost or less                          1,351              508
   Deferred income taxes                                                   27,298           20,669
   Prepayments                                                             70,451           96,916
                                                                        ---------        ---------
        Total current assets                                              604,628          403,963
                                                                        ---------        ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                      3,012,757        3,185,072
   Deferred income taxes                                                  189,510          187,632
   Other                                                                   47,742           47,295
                                                                        ---------        ---------
        Total deferred debits and other assets                          3,250,009        3,419,999
                                                                        ---------        ---------




        Total Assets                                                   $6,300,762       $6,217,355
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.


           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                                        $  153,713        $  153,713
   Capital surplus                                                        510,769           510,769
   Retained earnings                                                      814,440           794,786
   Accumulated other comprehensive income/(loss) (Note 5)                   3,635                (8)
                                                                        ---------         ---------
        Total common stockholder's equity                               1,482,557         1,459,260
   Cumulative preferred stock:
     With mandatory redemption                                             49,000            51,500
     Without mandatory redemption                                          12,649            12,649
   Company-obligated mandatorily redeemable
     preferred securities                                                 125,000           125,000
   Long-term debt                                                       1,193,812         1,093,987
                                                                        ---------         ---------
        Total capitalization                                            2,863,018         2,742,396
                                                                        ---------         ---------


Current Liabilities:
   Securities due within one year                                         100,847            50,847
   Notes payable                                                          106,000            29,200
   Accounts payable:
     Affiliates                                                            27,304            98,526
     Other                                                                137,180            95,988
   Taxes accrued                                                           42,137             8,836
   Interest accrued                                                        25,371            23,625
   Other                                                                   24,886            37,786
                                                                        ---------         ---------
        Total current liabilities                                         463,725           344,808
                                                                        ---------         ---------


Deferred Credits and Other Liabilities:
   Deferred income taxes                                                  909,858           866,058
   Unamortized investment tax credits                                      15,289            17,087
   Power purchase contract loss liability (Note 1)                      1,509,279         1,699,473
   Nuclear fuel disposal fee                                              160,943           156,959
   Three Mile Island Unit 2 future costs (Note 1)                         130,783           128,735
   Other                                                                  247,867           261,839
                                                                        ---------         ---------
        Total deferred credits and other liabilities                    2,974,019         3,130,151
                                                                        ---------         ---------


Commitments and Contingencies (Note 1)


        Total Liabilities and Capitalization                           $6,300,762        $6,217,355
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

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                    In Thousands
                                                      -----------------------------------------------
                                                          Three Months              Six Months
                                                        Ended June 30,            Ended June 30,
                                                      ----------------------    ---------------------
                                                        2001        2000          2001        2000
                                                        ----        ----          ----        ----

Operating Revenues                                    $521,054    $490,150      $982,736   $942,895
                                                       -------     -------       -------    -------

Operating Expenses:
   Fuel                                                  1,440       9,326        2,778      15,193
   Power purchased and interchanged:
     Affiliates                                          3,555      10,977        11,672     31,253
     Others                                            335,209     223,153       593,495    417,275
   Deferred costs, net                                 (63,137)    (33,482)     (113,874)   (66,996)
   Other operation and maintenance                      67,812     109,700       131,456    207,827
   Depreciation and amortization                        62,684      56,163       124,433    112,306
   Taxes, other than income taxes                       15,081      14,760        30,654     30,489
                                                       -------     -------       -------    -------
        Total operating expenses                       422,644     390,597       780,614    747,347
                                                       -------     -------       -------    -------

Operating Income                                        98,410      99,553       202,122    195,548
                                                       -------     -------       -------    -------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                         (107)        297           (56)       513
   Other income/(expense), net                          10,435      (1,501)       17,707      3,931
                                                       -------     -------       -------    -------
        Total other income and deductions               10,328      (1,204)       17,651      4,444
                                                       -------     -------       -------    -------

Income Before Interest Charges                         108,738      98,349       219,773    199,992
                                                       -------     -------       -------    -------

Interest Charges:
   Long-term debt and notes payable                     26,043      22,560        49,221     45,822
   Company-obligated mandatorily
     redeemable preferred securities                     2,675       2,675         5,350      5,350
   Other interest                                          263         208         1,180        360
   Allowance for borrowed funds used
     during construction                                     3        (473)         (431)      (819)
                                                       -------     -------       -------    -------
        Total interest charges                          28,984      24,970        55,320     50,713
                                                       -------     -------       -------    -------

Income Before Income Taxes                              79,754      73,379       164,453    149,279
   Income taxes                                         33,700      28,945        67,017     59,275
                                                       -------     -------       -------    -------

Net Income                                              46,054      44,434        97,436     90,004
   Preferred stock dividends                             1,391       1,661         2,782      4,122
                                                       -------     -------       -------    -------
Earnings Available for Common Stock                   $ 44,663    $ 42,773      $ 94,654   $ 85,882
                                                       =======     =======       =======    =======






The accompanying notes are an integral part of the consolidated financial statements.


           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                              In Thousands
                                                                       -----------------------------
                                                                                Six Months
                                                                             Ended June 30,
                                                                       -----------------------------
                                                                          2001               2000
                                                                          ----               ----

Operating Activities:
   Net income                                                          $  97,436          $  90,004
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                       143,023            128,800
     Provision for doubtful accounts                                        (250)             3,232
     Regulatory assets, net                                              (17,091)           (14,380)
     Amortization of property under capital leases                           -                9,080
     Loss on sale of investments                                              48                -
     Deferred income taxes and investment tax
        credits, net                                                      18,119              2,690
     Deferred costs, net                                                (113,874)           (66,996)
     Allowance for funds used during construction                             56               (513)
   Changes in working capital:
     Receivables                                                        (101,141)            (9,982)
     Materials and supplies                                                 (843)            (1,151)
     Special deposits and prepayments                                     22,989            (47,911)
     Payables and accrued liabilities                                     71,762            111,921
     Due to/from affiliates                                              (75,217)            58,077
   Other, net                                                              2,469            (26,804)
                                                                        --------           --------
        Net cash provided by operating activities                         47,486            236,067
                                                                        --------           --------

Investing Activities:
   Capital expenditures and investments                                  (78,085)           (68,165)
   Contributions to decommissioning trusts                                  (598)           (14,671)
   Other, net                                                             (3,321)             2,299
                                                                        --------           --------
        Net cash required by investing activities                        (82,004)           (80,537)
                                                                        --------           --------

Financing Activities:
   Issuance of long-term debt                                            148,796                -
   Increase in notes payable, net                                         76,800                -
   Retirement of long-term debt                                              -              (40,000)
   Redemption of preferred stock                                          (2,500)           (21,667)
   Capital lease principal payments                                          -               (9,784)
   Dividends paid on common stock                                        (75,000)           (95,000)
   Dividends paid on preferred stock                                      (2,782)            (4,283)
                                                                        --------           --------
        Net cash provided/(required) by financing activities             145,314           (170,734)
                                                                        --------           --------

Net increase/(decrease) in cash and temporary
   cash investments from above activities                                110,796            (15,204)
Cash and temporary cash investments, beginning of year                       801             68,684
                                                                        --------           --------
Cash and temporary cash investments, end of period                     $ 111,597          $  53,480
                                                                        ========           ========

Supplemental Disclosure:
   Interest and preferred dividends paid                               $  54,613          $  55,469
                                                                        ========           ========
   Income taxes paid/(refunded)                                        $   7,759          $ (22,993)
                                                                        ========           ========
   New capital lease obligations incurred                              $     -            $   9,732
                                                                        ========           ========


The accompanying notes are an integral part of the consolidated financial statements.


              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                            $1,585,063       $1,561,252
   Accumulated depreciation                                              (509,743)        (489,607)
                                                                        ---------        ---------
        Net utility plant in service                                    1,075,320        1,071,645
   Construction work in progress                                           20,264           22,437
   Other, net                                                                 596              596
                                                                        ---------        ---------
        Net utility plant                                               1,096,180        1,094,678
                                                                        ---------        ---------


Other Property and Investments:
   Nuclear decommissioning trusts, at market (Note 1)                     158,763          154,068
   Other, net                                                              42,117            4,472
                                                                        ---------        ---------
        Total other property and investments                              200,880          158,540
                                                                        ---------        ---------


Current Assets:
   Cash and temporary cash investments                                     72,576            3,234
   Special deposits                                                         1,094              205
   Accounts receivable:
     Customers, less provision for doubtful accounts
        of $12,842 for 2001 and $13,004 for 2000                           71,267           70,118
     Affiliates                                                            47,614           37,313
     Other                                                                 31,405           28,525
   Unbilled revenues                                                       38,504           38,688
   Deferred income taxes                                                    1,621            1,838
   Prepayments                                                             24,963            7,556
                                                                        ---------        ---------
        Total current assets                                              289,044          187,477
                                                                        ---------        ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                        980,076        1,224,370
   Deferred income taxes                                                  429,558          447,868
   Other                                                                   44,665           44,835
                                                                        ---------        ---------
        Total deferred debits and other assets                          1,454,299        1,717,073
                                                                        ---------        ---------






        Total Assets                                                   $3,040,403       $3,157,768
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                                        $   66,273       $   66,273
   Capital surplus                                                        400,200          400,200
   Retained earnings                                                       87,385           70,476
   Accumulated other comprehensive income (Note 5)                          5,333               64
                                                                        ---------        ---------
        Total common stockholder's equity                                 559,191          537,013
   Company-obligated trust preferred securities (Note 6)                  100,000          100,000
   Long-term debt                                                         466,861          496,860
                                                                        ---------        ---------
        Total capitalization                                            1,126,052        1,133,873
                                                                        ---------        ---------


Current Liabilities:
   Securities due within one year                                          30,027               27
   Notes payable                                                           98,000           46,600
   Accounts payable:
     Affiliates                                                           107,318           69,462
     Other                                                                 57,289           37,399
   Taxes accrued                                                           20,198           20,768
   Interest accrued                                                        14,765           14,375
   Other                                                                   11,007           13,858
                                                                        ---------        ---------
        Total current liabilities                                         338,604          202,489
                                                                        ---------        ---------


Deferred Credits and Other Liabilities:
   Deferred income taxes                                                  729,659          728,344
   Unamortized investment tax credits                                      13,735           14,159
   Power purchase contract loss liability (Note 1)                        474,957          727,503
   Three Mile Island Unit 2 future costs (Note 1)                         261,574          257,367
   Nuclear fuel disposal fee                                               36,356           35,456
   Other                                                                   59,466           58,577
                                                                        ---------        ---------
        Total deferred credits and other liabilities                    1,575,747        1,821,406
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)


        Total Liabilities and Capitalization                           $3,040,403       $3,157,768
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



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                    In Thousands
                                                      -----------------------------------------------
                                                          Three Months              Six Months
                                                        Ended June 30,            Ended June 30,
                                                      ----------------------    ---------------------
                                                        2001        2000          2001        2000
                                                        ----        ----          ----        ----

Operating Revenues                                    $222,536    $197,814      $443,556   $400,870
                                                       -------     -------       -------    -------

Operating Expenses:
   Power purchased and interchanged:
     Affiliates                                          1,214       1,296         2,387      1,348
     Others                                            151,851     113,986       275,609    220,555
   Deferred costs, net                                 (24,690)     (2,420)      (24,394)   (16,491)
   Other operation and maintenance                      30,287      38,205        66,840     66,205
   Depreciation and amortization                        21,435      15,941        39,229     31,745
   Taxes, other than income taxes                       10,601      11,593        21,233     22,976
                                                       -------     -------       -------    -------
        Total operating expenses                       190,698     178,601       380,904    326,338
                                                       -------     -------       -------    -------

Operating Income                                        31,838      19,213        62,652     74,532
                                                       -------     -------       -------    -------

Other Income and Deductions:
   Allowance for other funds used during
     construction                                          -            (1)          -           28
   Other income, net                                     9,199       8,249        17,385     11,020
                                                       -------     -------       -------    -------
        Total other income and deductions                9,199       8,248        17,385     11,048
                                                       -------     -------       -------    -------

Income Before Interest Charges                          41,037      27,461        80,037     85,580
                                                       -------     -------       -------    -------

Interest Charges:
   Long-term debt and notes payable                     11,761      11,405        22,451     23,340
   Company-obligated trust
     preferred securities                                1,837       1,837         3,675      3,675
   Other interest                                          531         560         1,231      1,086
   Allowance for borrowed funds used
     during construction                                   (27)        (84)         (186)      (268)
                                                       -------     -------       -------    -------
        Total interest charges                          14,102      13,718        27,171     27,833
                                                       -------     -------       -------    -------

Income Before Income Taxes                              26,935      13,743        52,866     57,747
   Income taxes                                         11,043       5,076        20,957     22,587
                                                       -------     -------       -------    -------
Net Income                                            $ 15,892    $  8,667      $ 31,909   $ 35,160
                                                       =======     =======       =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                              In Thousands
                                                                       -----------------------------
                                                                                Six Months
                                                                             Ended June 30,
                                                                       -----------------------------
                                                                          2001               2000
                                                                          ----               ----

Operating Activities:
   Net income                                                          $  31,909          $  35,160
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                        39,985             31,616
     Provision for doubtful accounts                                       3,808              6,919
     Regulatory assets, net                                              (17,325)           (21,003)
     Voluntary enhanced retirement programs                                9,189                -
     Deferred income taxes and investment tax
        credits, net                                                      10,453              8,138
     Deferred costs, net                                                 (24,394)           (16,491)
   Changes in working capital:
     Receivables                                                          (7,653)           (18,354)
     Special deposits and prepayments                                    (18,296)              (333)
     Payables and accrued liabilities                                     16,859            (16,285)
     Due to/from affiliates                                               18,366            (47,487)
   Nonutility generation contract buyout costs                               -               (1,250)
   Other, net                                                              4,360              2,033
                                                                        --------           --------
        Net cash provided/(required) by operating activities              67,261            (37,337)
                                                                        --------           --------

Investing Activities:
   Capital expenditures and investments                                  (25,022)           (23,191)
   Contributions to decommissioning trusts                                (4,742)            (3,955)
   Other, net                                                             (4,555)               -
                                                                        --------           ---------
        Net cash required by investing activities                        (34,319)           (27,146)
                                                                        --------           --------

Financing Activities:
   Increase in notes payable, net                                         51,400            128,600
   Retirement of long-term debt                                              -              (50,000)
   Dividends paid on common stock                                        (15,000)           (25,000)
                                                                        --------           --------
        Net cash provided by financing activities                         36,400             53,600
                                                                        --------           --------

Net increase/(decrease) in cash and temporary cash
   investments from above activities                                      69,342            (10,883)
Cash and temporary cash investments, beginning of year                     3,234             10,899
                                                                        --------           --------
Cash and temporary cash investments, end of period                     $  72,576          $      16
                                                                        ========           ========

Supplemental Disclosure:
   Interest and preferred dividends paid                               $  25,145          $  27,803
                                                                        ========           ========
   Income taxes paid                                                   $   2,355          $  45,736
                                                                        ========           ========
   New capital lease obligations incurred                              $     -            $     -
                                                                        ========           ========



The accompanying notes are an integral part of the consolidated financial statements.



             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

ASSETS
Utility Plant:
   Utility plant in service                                            $1,806,968       $1,791,594
   Accumulated depreciation                                              (608,023)        (588,377)
                                                                        ---------        ---------
        Net utility plant in service                                    1,198,945        1,203,217
   Construction work in progress                                           33,708           25,895
   Other, net                                                               2,428            2,665
                                                                        ---------        ---------
        Net utility plant                                               1,235,081        1,231,777
                                                                        ---------        ---------


Other Property and Investments:
   Nonutility generation trust, at market                                 181,805          190,710
   Nuclear decommissioning trusts, at market (Note 1)                      98,513           98,426
   Other, net                                                              20,766              833
                                                                        ---------        ---------
        Total other property and investments                              301,084          289,969
                                                                        ---------        ---------


Current Assets:
   Cash and temporary cash investments                                    131,249              250
   Special deposits                                                           437              330
   Accounts receivable:
     Customers, less provision for doubtful accounts
        of $14,745 for 2001 and $14,851 for 2000                           76,936           78,001
     Affiliates                                                               959            9,558
     Other                                                                 25,652           21,205
   Unbilled revenues                                                       35,232           39,514
   Deferred income taxes                                                    1,615            1,912
   Prepayments                                                             22,818           11,869
                                                                        ---------        ---------
        Total current assets                                              294,898          162,639
                                                                        ---------        ---------


Deferred Debits and Other Assets:
   Regulatory assets, net (Note 1)                                        331,110          614,182
   Deferred income taxes                                                  712,054          708,954
   Other                                                                   36,683           34,829
                                                                        ---------        ---------
        Total deferred debits and other assets                          1,079,847        1,357,965
                                                                        ---------        ---------



        Total Assets                                                   $2,910,910       $3,042,350
                                                                        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                              In Thousands
                                                                      --------------------------------
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      --------------
                                                                       (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                                        $  105,812       $  105,812
   Capital surplus                                                        370,487          320,487
   Retained earnings                                                       48,600           43,515
   Accumulated other comprehensive income (Note 5)                          2,726               23
                                                                        ---------        ---------
        Total common stockholder's equity                                 527,625          469,837
   Company-obligated trust preferred securities (Note 6)                  100,000          100,000
   Long-term debt                                                         492,905          517,813
                                                                        ---------        ---------
        Total capitalization                                            1,120,530        1,087,650
                                                                        ---------        ---------


Current Liabilities:
   Securities due within one year                                          25,014               14
   Notes payable                                                          109,000           55,800
   Obligations under capital leases                                           510              485
   Accounts payable:
     Affiliates                                                            65,553           29,788
     Other                                                                 67,065           50,673
   Taxes accrued                                                           18,251           23,895
   Interest accrued                                                        12,101           11,582
   Other                                                                    6,119            6,880
                                                                        ---------        ---------
        Total current liabilities                                         303,613          179,117
                                                                        ---------        ---------


Deferred Credits and Other Liabilities:
   Deferred income taxes                                                  747,651          735,750
   Unamortized investment tax credits                                      12,527           13,098
   Power purchase contract loss liability (Note 1)                        547,795          846,992
   Three Mile Island Unit 2 future costs (Note 1)                         130,787          128,820
   Nuclear fuel disposal fee                                               18,178           17,728
   Other                                                                   29,829           33,195
                                                                        ---------        ---------
        Total deferred credits and other liabilities                    1,486,767        1,775,583
                                                                        ---------        ---------


Commitments and Contingencies (Note 1)


        Total Liabilities and Capitalization                           $2,910,910       $3,042,350
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

             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                                    In Thousands
                                                      -----------------------------------------------
                                                         Three Months              Six Months
                                                         Ended June 30,            Ended June 30,
                                                      ----------------------    ---------------------
                                                        2001        2000          2001        2000
                                                        ----        ----          ----        ----

Operating Revenues                                    $230,600    $206,789      $474,427   $426,894
                                                       -------     -------       -------    -------

Operating Expenses:
   Power purchased and interchanged:
     Affiliates                                          1,138         876         2,094      1,033
     Others                                            165,577     140,090       344,052    270,136
   Deferred costs, net                                 (24,388)    (19,272)      (34,755)   (44,305)
   Other operation and maintenance                      37,682      44,425        80,765     83,231
   Depreciation and amortization                        15,099      13,469        29,628     25,003
   Taxes, other than income taxes                       12,461      12,523        24,151     23,486
                                                       -------     -------       -------    -------
        Total operating expenses                       207,569     192,111       445,935    358,584
                                                       -------     -------       -------    -------

Operating Income                                        23,031      14,678        28,492     68,310
                                                       -------     -------       -------    -------

Other Income and Deductions:
   Other income, net                                     2,534       3,858         3,719      4,705
                                                       -------     -------       -------    -------
        Total other income and deductions                2,534       3,858         3,719      4,705
                                                       -------     -------       -------    -------

Income Before Interest Charges                          25,565      18,536        32,211     73,015
                                                       -------     -------       -------    -------

Interest Charges:
   Long-term debt and notes payable                     10,251       9,124        19,661     16,401
   Company-obligated trust
     preferred securities                                1,835       1,835         3,670      3,670
   Other interest                                          671         311         1,077        607
   Allowance for borrowed funds used
     during construction                                  (140)       (199)         (284)      (499)
                                                       -------     -------       -------    -------
        Total interest charges                          12,617      11,071        24,124     20,179
                                                       -------     -------       -------    -------

Income Before Income Taxes                              12,948       7,465         8,087     52,836
   Income taxes                                          5,758       2,926         3,002     21,355
                                                       -------     -------       -------    -------
Net Income                                            $  7,190    $  4,539      $  5,085   $ 31,481
                                                       =======     =======       =======    =======




The accompanying notes are an integral part of the consolidated financial statements.


             PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


                                                                              In Thousands
                                                                       -----------------------------
                                                                                Six Months
                                                                             Ended June 30,
                                                                       -----------------------------
                                                                          2001               2000
                                                                          ----               ----

Operating Activities:
   Net income                                                          $   5,085          $  31,481
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                                        26,858             24,702
     Provision for doubtful accounts                                       5,031              6,987
     Regulatory assets, net                                               (5,272)            (5,606)
     Voluntary enhanced retirement programs                                9,077                -
     Deferred income taxes and investment tax
        credits, net                                                       8,311             12,753
     Deferred costs, net                                                 (34,755)           (44,305)
     Allowance for other funds used during construction                     (284)               -
   Changes in working capital:
     Receivables                                                          (4,130)           (16,766)
     Special deposits and prepayments                                    (11,056)              (222)
     Payables and accrued liabilities                                     10,508            (88,410)
     Due to/from affiliates                                               35,287            (29,085)
   Nonutility generation contract buyout costs                               -               (4,410)
   Other, net                                                                512             18,032
                                                                        --------           --------
        Net cash provided/(required) by operating activities              45,172            (94,849)
                                                                        --------           --------

Investing Activities:
   Capital expenditures and investments                                  (29,372)           (29,452)
   Proceeds from nonutility generation trust                              16,185             44,809
   Contributions to decommissioning trusts                                   (15)               (20)
   Other, net                                                             (4,171)             2,047
                                                                        --------           --------
        Net cash provided/(required) by investing activities             (17,373)            17,384
                                                                        --------           --------

Financing Activities:
   Increase in notes payable, net                                         53,200             50,800
   Issuance of long-term debt                                                -               50,000
   Contributions from parent corporation                                  50,000                -
   Dividends paid on common stock                                            -              (55,000)
                                                                        --------           --------
        Net cash provided by financing activities                        103,200             45,800
                                                                        --------           --------

Net increase/(decrease) in cash and temporary cash
   investments from above activities                                     130,999            (31,665)
Cash and temporary cash investments, beginning of year                       250             32,250
                                                                        --------           --------
Cash and temporary cash investments, end of period                     $ 131,249          $     585
                                                                        ========           ========

Supplemental Disclosure:
   Interest and preferred dividends paid                               $  18,581          $  10,914
                                                                        ========           ========
   Income taxes paid/(refunded)                                        $  (9,148)         $ 115,575
                                                                        ========           ========
   New capital lease obligations incurred                              $     -            $     -
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

      The merger has been approved by the Boards of Directors and stockholders of GPU, Inc. and FirstEnergy and is expected to close promptly after all of the conditions to the consummation of the merger (including the receipt of all necessary regulatory approvals, provided that such approvals will not impose terms and conditions that would reasonably be expected to result in a "material adverse effect," as defined in the merger agreement, on the combined company, and there being no "material adverse effect" on either GPU or FirstEnergy since June 30, 2000 or March 31, 2000, respectively), are fulfilled or waived. Relevant factors would include the nature of any order

GPU, Inc. and Subsidiary Companies

issued by the regulatory authorities, the financial and business conditions of each company, and whether, and the extent to which, any developments relate to general economic conditions. The majority of regulatory approvals required for the merger, including that of the Pennsylvania Public Utility Commission (PaPUC), have been received, and the companies are awaiting approval by the New Jersey Board of Public Utilities (NJBPU) and the Securities and Exchange Commission (SEC). GPU and FirstEnergy expect to receive the remaining regulatory approvals and to complete the merger during the fall of 2001. There can be no assurance as to the outcome of these matters.

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

      In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping  customers and costs incurred under nonutility  generation
(NUG) agreements exceed amounts collected in BGS and MTC rates. As of June 30, 2001, such deferred balance totaled $373 million. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

      The Final Order also provides for the ability to securitize stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of certain of these costs.

      In  1998,  the  PaPUC  issued  amended   Restructuring   Orders  approving
Settlement Agreements entered into by Met-Ed and Penelec which, among other things, provide for customer choice of electric generation supplier beginning

GPU, Inc. and Subsidiary Companies

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

Supply of Electricity:
---------------------

      As a result of the NJBPU's and the PaPUC's Restructuring Orders, the GPU Energy companies are required to act as provider of last resort (PLR) by supplying electricity to customers who do not choose an alternate supplier. Given that the GPU Energy companies have essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity. JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers exceeds amounts currently reflected in its rates for basic generation service. However, under the 1998 Restructuring Orders, Met-Ed and Penelec have been unable to recover energy costs in excess of amounts reflected in their capped generation rates, which are in effect for varying periods.

      During 2000, market prices at which Met-Ed and Penelec were required to purchase electricity for their retail supply customers at times substantially exceeded the amounts Met-Ed and Penelec were allowed to charge for that electricity under their capped rates. This situation resulted in GPU's Pennsylvania supply business recording a loss for 2000 of approximately $28 million (Met-Ed $14 million; Penelec $14 million) after-tax, or $0.22 per share. In November 2000, Met-Ed and Penelec filed a petition with the PaPUC seeking permission to defer for future recovery their energy costs in excess of amounts reflected in their capped generation rates. In January 2001, the PaPUC consolidated this petition with the GPU/FirstEnergy merger proceeding for consideration and resolution in accord with the merger procedural schedule.

      In June 2001, Met-Ed, Penelec and FirstEnergy entered into a Settlement Stipulation with all of the major intervenors in the combined merger and rate relief proceedings, that, in addition to resolving certain issues concerning the PaPUC's approval of the GPU/FirstEnergy merger, also addressed Met-Ed's and Penelec's request for PLR rate relief. On June 20, 2001, the PaPUC

GPU, Inc. and Subsidiary Companies

entered orders approving the Settlement Stipulation, thus approving the merger and providing Met-Ed and Penelec PLR rate relief, as discussed below. For additional information with respect to the effects PLR rate relief would have on Met-Ed and Penelec upon consummation of the merger, refer to the Settlement Stipulation filed as an exhibit to GPU's Form 8-K on June 15, 2001.

      As a result of the PaPUC's order approving the Settlement Stipulation, Met-Ed and Penelec are permitted to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Predicated upon consummation of the GPU/FirstEnergy merger, these "PLR deferrals" will continue through December 31, 2005. If energy costs incurred by Met-Ed and Penelec during this period are below their respective capped generation rates, the difference would be used to reduce their PLR deferrals.

      Met-Ed and Penelec have established regulatory assets for the deferral of excess energy costs incurred during the period of January 1, 2001 through June 30, 2001. However, if the GPU/FirstEnergy merger fails to be consummated, the Settlement Stipulation requires the write-off of Met-Ed's and Penelec's PLR deferrals for the period of January 1, 2001 through May 31, 2001. Therefore, pending consummation of the merger, GPU has recorded an offsetting reserve of $29.3 million ($13.1 million for Met-Ed and $16.2 million for Penelec) for the PLR deferrals during the period of January 1, 2001 through May 31, 2001.

      If the GPU/FirstEnergy merger is consummated, Met-Ed's and Penelec's PLR obligations will be extended through December 31, 2010. Additionally, if the merger is consummated, the companies' respective Competitive Transition Charge
(CTC) revenues will be applied first to PLR costs, then to non-NUG stranded costs and lastly to NUG stranded costs through December 31, 2010. Remaining PLR deferrals not recovered as of December 31, 2010 would have to be written off.

      Last, if the merger is consummated, the Settlement Stipulation requires a revised calculation of NUG stranded costs being recovered under the terms of Met-Ed's and Penelec's 1998 Restructuring Orders, retroactive to January 1, 2001. In addition, subject to consummation of the merger, the Settlement Stipulation allows Penelec to access its NUG Trust to fund all costs payable under its NUG agreements, retroactive to January 1, 2001.

      If the merger is abandoned, the Settlement Stipulation provides that the PLR proceeding would be reopened by the PaPUC to permit parties to submit testimony and otherwise address prospectively the overall retail rate levels of Met-Ed and Penelec, including whether or at what level PLR deferrals would continue on a prospective basis. This proceeding, however, would not prevent the recovery of Met-Ed's and Penelec's PLR deferrals from June 1, 2001 through the date of the final PaPUC order in the reopened proceeding.

      Several parties have filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the PaPUC's orders. The Court has consolidated most of these appeals, and has granted an expedited schedule under which oral argument is scheduled for November 2001. There can be no assurance as to the outcome of these matters.

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

      The GPU Energy companies have entered into agreements with third party suppliers to purchase capacity and energy through 2004. As of June 30, 2001, payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $839 million for the remainder of 2001, $708 million in 2002, $79 million in 2003 and $5 million in 2004.

      Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, the GPU Energy companies were required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The rates under virtually all of the GPU Energy companies' NUG agreements are substantially in excess of current and projected prices from alternative sources, except for periods when GPU Energy is required to meet high customer demand, typically during periods of extremely hot weather or when power supplies are limited. The following table shows actual payments from 1999 through June 30, 2001, and estimated payments thereafter through 2006:

                          Payments Under NUG Agreements
                          -----------------------------
                                 (in millions)

     Calendar
      Year                Total      JCP&L      Met-Ed      Penelec
      ----                -----      -----      ------      -------

      1999                $774       $388        $167        $219
      2000                 734        364         153         217
      2001                 756        412         148         196
      2002                 821        480         149         192
      2003                 829        480         153         196
      2004                 831        472         158         201
      2005                 822        462         162         198
      2006                 826        458         167         201

      The NJBPU Final Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs); and the PaPUC Restructuring Orders provide Met-Ed and Penelec assurance of full recovery of their above-market NUG costs and certain NUG buyout costs. At June 30, 2001, the GPU Energy companies have recorded, on a present value basis, a total estimated liability of $2.5 billion (JCP&L $1.5 billion; Met-Ed $0.5 billion; Penelec $0.5 billion) on the Consolidated Balance Sheet for above-market NUG costs which is offset by corresponding regulatory assets. The GPU Energy companies are continuing efforts to reduce the above-market costs of these agreements. There can be no assurance as to the extent to which these efforts will be successful.

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


                               ACCOUNTING MATTERS
                               ------------------

      JCP&L, in 1999, and Met-Ed and Penelec in 1998, discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71),
"Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FAS 71 and FAS 101," with respect to their electric generation operations. The transmission and distribution portion of the GPU Energy companies' operations continues to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the June 30, 2001 and December 31, 2000 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

                                                         (in thousands)
                                                      June 30,   December 31,
GPU, Inc. and Subsidiary Companies                      2001         2000
----------------------------------                  -----------  ------------

Market transition charge (MTC) / basic
  generation service                                 $2,520,678   $2,646,027
Competitive transition charge (CTC)                     958,129    1,492,531
Costs recoverable through distribution rates            634,342      644,287
Societal benefits charge                                117,441      153,191
Income taxes recoverable through future
  MTC / distribution rates, net                          93,353       87,588
                                                      ---------    ---------
     Total regulatory assets, net                    $4,323,943   $5,023,624
                                                      =========    =========

JCP&L
-----

MTC / basic generation service                       $2,520,678   $2,646,027
Costs recoverable through distribution rates            281,285      298,266
Societal benefits charge                                117,441      153,191
Income taxes recoverable through future
  MTC / distribution rates, net                          93,353       87,588
                                                      ---------    ---------
     Total regulatory assets, net                    $3,012,757   $3,185,072
                                                      =========    =========

Met-Ed
------

CTC                                                  $  802,545   $1,053,085
Costs recoverable through distribution rates:
  Income taxes recoverable through future rates, net    120,433      114,543
  TMI-2 decommissioning costs                            29,391       27,610
  Other, net                                             27,707       29,132
                                                      ---------    ---------
     Total regulatory assets, net                    $  980,076   $1,224,370
                                                      =========    =========

GPU, Inc. and Subsidiary Companies

                                                         (in thousands)
                                                      June 30,   December 31,
Penelec                                                 2001         2000
-------                                             -----------  ------------

CTC                                                  $  155,584   $  439,446
Costs recoverable through distribution rates:
  Income taxes recoverable through future rates, net    148,799      149,399
  TMI-2 decommissioning costs                            20,140       18,479
  Other, net                                              6,587        6,858
                                                      ---------    ---------
     Total regulatory assets, net                    $  331,110   $  614,182
                                                      =========    =========

      As of June 30, 2001, Regulatory assets, net includes $252 million (JCP&L $373 million; Met-Ed $37 million; Penelec $(158) million) of deferred energy-related costs plus interest (net of collections), which deferred balance includes the under-recovered costs of supplying electricity to customers who did not choose an alternate supplier, as well as above-market NUG costs. The $252 million excludes the net generation asset divestiture gains which were used to reduce stranded costs. For additional information, see Competition and the Changing Regulatory Environment section.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

      In 1999, the GPU Energy companies sold Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen) for approximately $100 million, and in 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and the GPU Energy companies have transferred $320 million and $430 million of TMI-1 and Oyster Creek decommissioning trust funds, respectively, to AmerGen. JCP&L, Met-Ed and Penelec jointly own TMI-2, which was damaged during a 1979 accident, in the percentages of 25%, 50% and 25%, respectively. JCP&L's net investment in TMI-2 as of June 30, 2001 and December 31, 2000 was $52 million and $55 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008. Met-Ed's and Penelec's remaining investments in TMI-2 were written off in 1998 after receiving the PaPUC's Restructuring Orders.

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

GPU, Inc. and Subsidiary Companies

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

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

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

      In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. The retirement cost estimate under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $458 million for radiological decommissioning and $37 million for non-radiological removal costs (net of $12.6 million spent as of June 30, 2001)(in 2001 dollars).

      Each of the GPU Energy companies is responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. The NRC has established a decommissioning funding target which, while not an actual cost estimate, is a reference level designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. The current NRC funding target exceeds the site-specific study cost estimate by $13 million.

      The estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheets) as of June 30, 2001 and December 31, 2000 is $523 million (JCP&L $131 million; Met-Ed $261 million; Penelec $131 million) and $515 million (JCP&L $129 million; Met-Ed $257 million; Penelec $129 million), respectively. This liability is based upon the 1995 site-specific study estimate (in 2001 and 2000 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) and $29 million (JCP&L $7 million; Met-Ed $15 million; Penelec $7 million) as of June 30, 2001 and December 31, 2000, respectively, as a result of TMI-2 entering long-term monitored storage in 1993.

      Offsetting the $523 million liability as of June 30, 2001 is $129 million (JCP&L $16 million; Met-Ed $93 million; Penelec $20 million), which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $373 million (JCP&L $116 million; Met-Ed $159 million; Penelec $98 million) in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

      The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific study estimate. In addition, JCP&L is recovering a portion of its share of TMI-2 incremental monitored storage costs. The PaPUC
Restructuring Orders granted Met-Ed and Penelec recovery of TMI-2 decommissioning costs as part of the CTC; however, Penelec has recovered

GPU, Inc. and Subsidiary Companies

these costs through the divestiture of its generating assets. The 1996 Customer Choice Act also allows Met-Ed and Penelec to defer as a regulatory asset those amounts that are above the level provided for in the CTC for future recovery.

      As of June 30, 2001, the accident-related portion of TMI-2 radiological decommissioning costs is estimated to be $81 million (JCP&L $20 million; Met-Ed $41 million; Penelec $20 million), which is based on the 1995 site-specific study (in 2001 dollars). In connection with rate case resolutions, JCP&L, Met-Ed and Penelec made contributions to irrevocable external trusts for their respective shares of the accident-related portion of the decommissioning liability in amounts of $15 million, $40 million and $20 million, respectively. These contributions were not recoverable from customers and were expensed in 1990, in the case of JCP&L, and in 1991 for Met-Ed and Penelec.

      The GPU Energy companies intend to seek recovery for any increases in TMI-2 retirement costs, but recognize that recovery cannot be assured.

      The GPU Energy companies own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. The estimated liability for future Saxton decommissioning costs at June 30, 2001 was $17 million (JCP&L $8 million; Met-Ed $5 million; Penelec $4 million), net of $40 million spent as of June 30, 2001.


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

GPU, Inc. and Subsidiary Companies

or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities. In addition, federal and state laws provide for payment by responsible parties for damage to natural resources.

      At June 30, 2001, GPU had liabilities recorded on its Consolidated Balance Sheet for environmental remediation totaling $64 million (JCP&L $53 million; Met-Ed $2 million; Penelec $5 million; other $4 million). These liabilities are discussed in further detail below.

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

      In  addition,  certain  of  the  GPU  companies  have  been  requested  to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which they have not been formally named as PRPs, although the EPA and/or state authorities may nevertheless consider them as PRPs. Certain of the GPU companies have also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of June 30, 2001, a liability of approximately $4.9 million (JCP&L $0.8 million; Met-Ed $0.2 million; Penelec $0.2 million; other $3.7 million) was recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

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

GPU, Inc. and Subsidiary Companies

      The parties have reached agreement in principle on the terms of a global settlement, which is to be contained in a Consent Decree. The total estimated cost to GPU, Inc. under the global settlement terms, if ultimately implemented, would be $3.65 million, which is comprised of the following elements. Under the global settlement terms, GPU, Inc. would perform certain work at the Site, at an estimated cost of $0.6 million. GPU, Inc. would also pay $1.7 million for a portion of the EPA's and Chesapeake's past costs. In addition, GPU, Inc. would make a cash-out payment of $1.25 million for future costs and would make a penalty payment to the EPA of $0.1 million for noncompliance with the Order.

      In August 2000, Rochester Gas & Electric Corporation (RG&E) filed suit against GPU, Inc. in the US District Court for the Western District of New York for the reimbursement of $5.2 million of costs and damages it has allegedly incurred, and a declaratory judgment with respect to future costs and damages, in connection with two former MGP sites and a third property where wastes from one of those sites were allegedly deposited. All of the properties are located in Rochester, New York. RG&E was an indirect subsidiary of AGECO from May 1929 until January 1946, and a subsidiary of GPU, Inc. from January 1946 until October 1949, when it was divested by order of the SEC under the Public Utility Holding Company Act. GPU, Inc. filed a motion with the Court requesting that portions of RG&E's complaint be dismissed on various substantive grounds. RG&E responded and filed a motion for summary judgment on the issue of GPU, Inc.'s alleged liability for the sites. By Order dated July 17, 2001, the Court granted in part GPU's motion and denied without prejudice RG&E's State law claims. The Court also denied RG&E's motion for summary judgment. There can be no assurance as to the outcome of this matter.

      JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of June 30, 2001, JCP&L has spent approximately $48 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $49.1 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. The cost to clean up these sites could be materially in excess of the $49.1 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

      The NJBPU has granted JCP&L recovery of MGP remediation costs through the Societal Benefits Charge. As of June 30, 2001, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $40.2 million. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relating to these MGP sites. JCP&L has settled with those carriers and the recoveries from those settlements will be used to reduce the amounts collected from ratepayers to remediate these sites.

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

      In response to the GPU defendants' demand for a statement of damages, the plaintiffs have stated that they are seeking $700 million, subject to the results of pretrial discovery. JCP&L has notified its insurance carriers of the plaintiffs' allegations. The primary insurance carrier has stated that, while the substance of the plaintiffs' allegations is covered under the policy, it is reserving its rights concerning coverage as circumstances develop. JCP&L has received indemnification payments from its primary insurance carrier for certain expenses incurred by JCP&L relative to this action.

      Discovery continues in the class action, and no trial date has been set. In May 2001, the court denied without prejudice GPU's motion seeking decertification of the class. There can be no assurance as to the outcome of these matters.

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

Investments and Guarantees:
--------------------------

GPU, Inc.

      GPU, Inc. has made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and GPU Power. As of June 30, 2001, GPU, Inc.'s investments in GPU Electric and GPU Power were $576 million and $144 million, respectively. As of that date, GPU, Inc. has also guaranteed an additional $1.4 billion and $26.6 million of GPU Electric and GPU Power outstanding obligations, respectively. Although management attempts to mitigate the risks of investing in certain foreign countries by, among other things, securing political risk insurance, GPU faces additional risks inherent in operating in such locations, including foreign currency fluctuations.

GPU, Inc. and Subsidiary Companies

GPU Electric

      GPU Power UK has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which commenced commercial operations in October 2000.

      GPU's investment in the Uch Power Project as of June 30, 2001 was approximately $38 million, plus a guaranty letter of credit of $3.6 million, and its share of the projected completion costs represents an additional $3.1 million commitment. Cinergy (the former owner of 50% of Midlands Electricity plc) agreed to fund up to an aggregate of $20 million of the required capital contributions, for a period of one year from July 15, 1999, and "cash losses," which could be incurred on the Uch Power Project, for a period of up to ten years from July 15, 1999. Cinergy has reimbursed GPU Electric $4.9 million through June 30, 2001, leaving a remaining commitment for future cash losses of up to $15.1 million. There can be no assurance as to the outcome of this matter.

      GPU Power UK has gas contracts, extending to 2002, which require GPU Power UK to purchase or sell gas at fixed prices. The estimated out-of-market position of these contracts at June 30, 2001 was $23 million; however, GPU Power UK's exposure to future price changes is reduced since these contracts include both sales and purchases.

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

GPU Power

      EI Barranquilla, a wholly owned subsidiary of GPU Power, is an equity investor in Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA), which owns a Colombian independent power generation project. A subsidiary of GPU Power provides operations and maintenance services for the project. EI Barranquilla and ABB Barranquilla, an affiliate of the engineering, procurement and construction contractor for the project, each own a 28.7% interest in TEBSA; Corporacion Electrica de la Costa Atlantica (CORELCA), a government owned Colombian electric utility, owns a 42.5% interest; and Distral Group owns a 0.1% interest. Pursuant to a related power purchase agreement, all of the output of the TEBSA project is sold to CORELCA.

      As of June 30, 2001, GPU Power has an investment of approximately $100.1 million in TEBSA and is committed, under certain circumstances, to make additional standby equity contributions of $21.3 million, which obligation GPU, Inc. has guaranteed. The total outstanding senior debt of the TEBSA project is $344 million at June 30, 2001. The lenders include the Overseas Private Investment Corporation (OPIC), US Export Import Bank (Ex-Im Bank) and a commercial bank syndicate. GPU, Inc. has guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5 million, under the project's operations and maintenance agreement.

GPU, Inc. and Subsidiary Companies

      GPU believes that various events of default have occurred under the loan agreements relating to the TEBSA project. As a result, certain required certifications have not been delivered to Ex-Im Bank, OPIC and the other project lenders, the non-delivery of such certification themselves constituting independent events of default under the loan agreements. In addition, questions have been raised as to the accuracy and completeness of information which was provided to the various parties to the project in connection with the formation of the project. These issues and related matters have been discussed with the project lenders and are being reviewed by the Government of Colombia.

      Also, in March 2001, the DIAN (the Colombian national tax authority) initiated a review of documents relating to the TEBSA Project. The DIAN has advised TEBSA that, based upon its preliminary review, certain tax deductions taken during 1999 and 2000 may not be allowable and has requested that TEBSA provide additional information and respond to the DIAN position. TEBSA has provided a response to the DIAN supporting the deductions.

      Previously, in July 1999, the DIAN issued a "Special Requirement" on the TEBSA 1996 income tax return, which challenges the exclusion from taxable income of an inflation adjustment related to the value of assets used for power generation. The DIAN asserts that TEBSA is liable for approximately $4.5 million consisting of $1.3 million in additional tax and $3.2 million in penalties and interest. TEBSA has filed both procedural and substantive objections to these assertions, the DIAN has responded to the objections reiterating its previous position, and TEBSA, in turn, filed an appeal with the DIAN in June 2000. In June 2001, the DIAN rejected TEBSA's appeal. TEBSA intends to appeal this matter to the Colombian courts.

      In July 2000, the DIAN issued a "Special Requirement" on the 1997 income tax return of TEBSA challenging a tax exemption benefit under a Colombian income tax statue. The DIAN requested payment of approximately $1.2 million in additional tax, penalties and interest. In July 2001, TEBSA settled this matter with the DIAN for approximately $270 thousand.

      In July 2001, the Controller of Colombia was quoted as saying that he considers many of the power purchase agreements entered into by CORELCA with various projects, including TEBSA, to be overpriced and that he considers it necessary, if circumstances permit, to seek to renegotiate such agreements.

      There can be no assurance as to the outcome of these matters.

Other:
-----

      JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its June 30, 2001 book value of $22 million. There can be no assurance as to the outcome of this matter.

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

      In July 1999, GPU began to evaluate existing restructuring plans at GPU Power UK and formulate additional plans to reduce operating expenses and achieve ongoing cost reductions. In total, the final cost reduction plan, which was approved in 1999, identified 631 employees to be terminated, and, as a result, a liability of $65 million was recorded. In early 2000, the liability for the then remaining employees was reduced by approximately $6.9 million, due to a change in investment return assumptions. At June 30, 2001, GPU had a remaining severance liability of $1.2 million, included in Other current liabilities on the Consolidated Balance Sheet, related to 13 employees. Management expects the remaining employees to terminate by December 31, 2001.

      GPU AR has entered into contracts to supply electricity to retail customers through May 2002. In connection with meeting its supply obligations, GPU AR has entered into purchase commitments for energy and capacity with payment obligations totaling approximately $50 thousand as of June 30, 2001. GPU, Inc. has guaranteed these payments, as well as certain other obligations, up to a maximum of $19 million.

      In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the GPU Energy companies have entered into contracts with, and paid fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In 1996, the DOE notified the GPU Energy companies and other Standard Contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In June 1997, a consortium of electric utilities, including GPUN, filed a license application with the NRC seeking permission to build an interim above-ground storage facility for spent nuclear fuel in Utah.

      At June 30, 2001, GPU has recorded a liability of $215 million owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

GPU, Inc. and Subsidiary Companies


      On July 26, 2000, GPUN filed suit in the United States Court of Federal Claims seeking to recover damages as a result of the DOE's failure to commence disposal of GPUN's spent nuclear fuel by January 31, 1998, as required by the terms of the Standard Contracts between GPUN and DOE. The complaint seeks damages from the Government in an amount to be determined at trial. GPUN has alleged that it is entitled to damages attributable to operations at both TMI-1 and Oyster Creek. In filings made in the Court of Federal Claims related to suits brought against the DOE by other utilities for breach of the Standard
Contract, the Government acknowledged that the DOE's inability to begin providing the services required by the Standard Contract by January 31, 1998 constituted a partial breach of the Standard Contract. The Government stated in those filings that GPUN may lack standing to maintain its suit because it sold its interests in TMI-1 and Oyster Creek and notified DOE that it assigned the Standard Contract to the facilities' buyer. There can be no assurance as to the outcome of this matter.

      GPU, Inc. and consolidated affiliates have approximately 13,700 employees worldwide, of whom 9,600 are employed in the US, 3,600 are in the United Kingdom
(UK) and the remaining 500 are in South America and Australia. The majority of the US workforce is employed by the GPU Energy companies (4,800) and MYR (4,600), of which approximately 2,800 and 4,100, respectively, are represented by unions for collective bargaining purposes. In the UK, approximately 2,400 GPU Power UK employees are represented by unions, and the terms and conditions of various bargaining agreements are generally reviewed annually, on April 1. The JCP&L, Met-Ed and Penelec collective bargaining agreements with the International Brotherhood of Electrical Workers expire on October 31, 2004, May 1, 2005 and May 14, 2004, respectively. Penelec's collective bargaining agreement with the Utility Workers Union of America expires on August 31, 2003.

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


2.  ACCOUNTING FOR NON-RECURRING ITEMS

      In May 2001, GPU Power UK sold its 18.75% interest in Humber Power Limited. As a result of the sale, GPU recorded a pre-tax gain in the quarter ended June 30, 2001 of $17.8 million ($11.6 million after-tax, or $0.10 per share) in Other income, net on the Consolidated Statements of Income.

      In March 2001, 207 employees (Met-Ed 101 employees; Penelec 106 employees) accepted Voluntary Enhanced Retirement Programs offered to certain bargaining unit employees in Pennsylvania. As a result, in the quarter ended March 31, 2001, a pre-tax charge of $18.3 million (Met-Ed $9.2 million; Penelec $9.1 million), or $10.7 million after-tax (Met-Ed $5.4; Penelec $5.3), or $0.09 per share, was recorded in Operating Income for the cost of pension and other postretirement benefits.

GPU, Inc. and Subsidiary Companies

      In February 2001, Penelec paid Allegheny Electric Cooperative (AEC), a wholesale customer, $16 million pre-tax ($9.4 million after-tax, or $0.08 per share), for costs related to the termination of a wholesale energy contract. The $16 million payment was recorded in Operating Income in the quarter ended March 31, 2001.

      In June 2000, GPU, Inc. sold GPU PowerNet, its Australian electric transmission company, to Singapore Power International for A$2.1 billion (approximately US $1.26 billion). As a result of the sale, GPU recorded, in Operating Income on the Consolidated Statements of Income, a pre-tax loss in the quarter ended June 30, 2000 of $372 million ($295 million after-tax, or $2.43 per share), including a $94 million foreign currency loss. During the fourth quarter 2000, there was a change in the estimated tax benefits, which reduced GPU's after-tax loss on the sale to $276.6 million, or $2.28 per share.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

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

      In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at their fair value. Derivatives not designated as hedges must be adjusted to fair value with an offset to income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the asset or liability through income, or recognized in accumulated other comprehensive income until the hedged item is recognized in income. To the extent the hedge is determined to be ineffective, that portion of the derivative's change in fair value is immediately recognized in income. FAS 133 provides an exemption for certain contracts that qualify as "normal purchases and sales." To qualify for this exclusion, certain criteria, including that it must be probable that the contract will result in physical delivery, must be met.

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

GPU, Inc. and Subsidiary Companies

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

      The energy options, forward contracts and gas futures contracts determined to be derivatives under FAS 133 are accounted for as cash flow hedges and expire on various dates through August 2002. These contracts are recorded at fair value on the Consolidated Balance Sheet in the amount of $24.2 million (JCP&L $7.8 million; Met-Ed $9.6 million; Penelec $6.8 million) as of June 30, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Power purchased and interchanged on the Consolidated Statement of Income when the underlying power being hedged is purchased. Of the $19.7 million (JCP&L $6.1 million; Met-Ed $9 million; Penelec $4.6 million) recorded in Accumulated other comprehensive income as of June 30, 2001, GPU expects a pre-tax gain of approximately $36.6 million (JCP&L $10.4 million; Met-Ed $15.4 million; Penelec $10.8 million) to be recognized in income within the next twelve months. The ineffective portion of these commodity contracts was immaterial for the quarter ended June 30, 2001.

      When GPU sold TMI-1 to AmerGen, the parties entered into an agreement which calls for an adjustment to the purchase price of TMI-1 in the event of future energy price increases. If the future price of energy exceeds the strike price during the contract year as defined per the agreement, GPU will receive payments from AmerGen, subject to a market price cap. However, if the future price of energy is less than the strike price during a contract year, a credit is applied against future contract payments that would be received from AmerGen. This agreement qualifies as a derivative as defined by FAS 133, and its value is recorded on the Consolidated Balance Sheet based on the present value of the contract's projected future cash flows. As of June 30, 2001, this amount totaled $53.9 million (JCP&L $13.5 million; Met-Ed $26.9 million; Penelec $13.5 million) and was included in Other Property and Investments - Other, net. An offsetting regulatory liability in the amount of $52 million (JCP&L $13.2 million; Met-Ed $26.3 million; Penelec $12.5 million) was recorded against Regulatory assets, net on the Consolidated Balance Sheet as of June 30, 2001, representing the obligation to treat the retail portion of payments received as stranded cost revenues when received. The non-retail portion is recorded on the Consolidated Statement of Income in Other income, net. This amount was immaterial for the quarter ended June 30, 2001.

GPU, Inc. and Subsidiary Companies


Interest Rate Swap Agreements:
-----------------------------

      Penelec  and GPU  Electric  (through  GPU  GasNet  and GPU  Power  UK) use interest rate swap agreements to manage the risk of increases in variable interest rates. The interest rate swap agreements were entered into to convert variable rate debt to fixed rate debt. The interest rate swap agreements of Penelec and GPU GasNet are accounted for as cash flow hedges under FAS 133 and are recorded at fair value on the Consolidated Balance Sheet in Deferred Credits and Other Liabilities - Other in the amount of $3.2 million (Penelec $1.7 million; GPU Electric $1.5 million) as of June 30, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Interest expense when the related interest payments being hedged are recognized. Of the $2.5 million (Penelec $1 million; GPU Electric $1.5 million) recorded in Accumulated other comprehensive income as of June 30, 2001, GPU expects a pre-tax loss of approximately $2.6 million (Penelec $1.5 million; GPU Electric $1.1 million) to be recognized in income within the next twelve months. The ineffective portion of the interest rate swaps was immaterial for the quarter ended June 30, 2001.

      The interest rate swaps of GPU Power UK were not designated as hedges because hedge effectiveness could not be demonstrated for the period in accordance with FAS 133. As a result, these interest rate swaps are recorded at fair value as a liability on the Consolidated Balance Sheet in the amount of $0.9 million as of June 30, 2001. The offset of the change in fair value is recorded in Other income, net on the Consolidated Statement of Income in the amount of $1.6 million for the quarter ended June 30, 2001.

      As of June 30, 2001, the interest rate swap agreements covered approximately $492.6 million (Penelec $50 million; GPU Electric $442.6 million) of debt, and were scheduled to expire on various dates through 2006. For the quarter ended June 30, 2001, the amount by which fixed rate interest expense exceeded variable rate interest was immaterial.

Currency Swap Agreements:
------------------------

      GPU Electric uses currency swap agreements to manage currency risk caused by fluctuations in the US dollar exchange rate related to debt issued in the US by Avon Energy Partners Holdings. These swap agreements effectively convert principal and interest payments on this US dollar debt to fixed sterling principal and interest payments, and expire on the maturity dates of the bonds. These instruments are accounted for as cash flow hedges under FAS 133 and are recorded at fair value on the Consolidated Balance Sheet in the amount of $112.1 million as of June 30, 2001. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Interest expense on the Consolidated Statement of Income when the related interest payments being hedged are recognized. Of the $77.1 million recorded in Accumulated other comprehensive income as of June 30, 2001, GPU expects a pre-tax gain of approximately $13.2 million to be recognized in income within the next twelve months. The ineffective portion of the currency swaps agreements was immaterial for the quarter ended June 30, 2001.

      As of June 30, 2001, these currency swap agreements covered (pound)604 million (US $850 million) of debt. Interest expense would have been (pound)19.8 million (US $28.4 million) as compared to (pound)19.4 million (US $27.8 million) for the quarter ended June 30, 2001 had these agreements not been in place.

GPU, Inc. and Subsidiary Companies


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

      For the six months ended June 30, 2001, GPU's non-recurring items totaled a net charge of $8.5 million after-tax, and consisted of the following: a gain of $11.6 million after-tax on the sale of GPU Power UK's interest in Humber Power Limited; a charge of $10.7 million after-tax, for costs related to Voluntary Enhanced Retirement Programs offered to certain bargaining unit employees in Pennsylvania; and a charge of $9.4 million after-tax, for costs related to the termination of a wholesale energy contract with Allegheny Electric Cooperative. For the six months ended June 30, 2000, GPU's non-recurring items totaled a net charge of $295 million after-tax, relating to the sale of GPU PowerNet.

GPU, Inc. and Subsidiary Companies

Business Segment Data (in thousands)
                                                                                              Income
                                                                    Interest                Before Extra-
                                                    Depreciation  Charges and  Income Tax   ordinary and                Capital
                                         Operating       and      Preferred    Expense/    Non-recurring   Total      Expenditures
                                         Revenues   Amortization   Dividends   (Benefit)(a)    Items       Assets(b) and Investments
                                         ---------  ------------  ----------- ------------  ------------  ---------  -------------
For the six months ended June 30, 2001
--------------------------------------

Domestic Segments:
   Electric Utility Operations
        (GPU Energy)                    $1,875,922   $  193,290  $  109,397    $  105,196   $  151,696   $12,479,938   $  134,469
   Electric Retail Energy Sales
        (GPU AR)                            19,216         -           -              504          956        14,732         -
   Telecommunications Infrastructure
        (GPU Telcom)                        13,448          549        -             (518)        (418)      146,781       41,447
   Construction Services
        (MYR) (c)                          321,751        5,082         538         4,518        5,437       351,991          790
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------
       Subtotal                          2,230,337      198,921     109,935       109,700      157,671    12,993,442      176,706
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

Foreign Segments:
   Electric/Gas Utility Operations:
        (GPU Electric)
     Electric Distribution -
        United Kingdom                     279,567       51,836      83,241         6,977       14,388(f)  4,319,014       58,146
     Electric Distribution -
        Argentina                           96,736        9,273      13,631         2,883        5,212       688,591       19,568
     Gas Transmission -
        Australia                           24,001        6,018      15,566           187         (773)      838,264        1,063
   Independ Power Prod -
        S. America (GPU Power)              17,669        2,994       1,573         2,186        4,613       256,374          101
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------
       Subtotal                            417,973       70,121     114,011        12,233       23,440     6,102,243       78,878
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

Corporate and Eliminations                    -             259      20,531        (2,052)     (17,017)       25,918          -
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

       Consolidated Total               $2,648,310   $  269,301  $  244,477    $  119,881   $  164,094   $19,121,603   $  255,584
                                         =========    =========   =========     =========    =========    ==========    =========

For the six months ended June 30, 2000
----------------------------------------

Domestic Segments:
   Electric Utility Operations
        (GPU Energy)                    $1,725,627   $  169,054  $  102,847    $  103,217   $  152,523   $12,638,149   $  121,939
   Independ Power Prod
        (GPU International) (e)             43,692        4,700         416            73         (446)         -           4,266
   Electric Retail Energy Sales
        (GPU AR)                            39,874         -           -              848        1,221        19,943            8
   Telecommunications Infrastructure
        (GPU Telcom)                         4,462          302        -             (495)        (704)      104,061       36,423
   Construction Services (MYR) (c)          99,532        1,311       2,389         1,147          613       354,197        1,284
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

       Subtotal                          1,913,187      175,367     105,652       104,790      153,207    13,116,350      163,920
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

Foreign Segments:
   Electric/Gas Utility Operations:
        (GPU Electric)
     Electric Distribution -
        United Kingdom                     325,106       52,376      91,451        29,795       49,978(g)  4,367,405       74,937
     Electric Distribution -
        Argentina                           81,614        7,663      12,749         6,881        2,942       635,050       18,091
     Electric Transmission -
        Australia (d)                       90,007       19,947      46,822       (10,921)       9,242          -           4,993
     Gas Transmission -
        Australia                           27,183        5,520      21,114        (6,675)       5,672       862,939        3,389
   Independ Power Prod -
        S. America (GPU Power)              21,082        3,154       2,183         2,408        4,344       255,166           73
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------
       Subtotal                            544,992       88,660     174,319        21,488       72,178     6,120,560      101,483
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

Corporate and Eliminations                  (1,361)         -         4,805           -        (10,200)       16,171          500
                                         ---------    ---------   ---------     ---------    ---------    ----------    ---------

       Consolidated Total               $2,456,818   $  264,027  $  284,776    $  126,278   $  215,185   $19,253,081   $  265,903
                                         =========    =========   =========     =========    =========    ==========    =========

(a) Represents income taxes on income before extraordinary and non-recurring items.
(b)    The comparative 2000 Total Assets is as of December 31, 2000.
(c)    MYR was acquired in April 2000.
(d)    Represents GPU PowerNet, which was sold in June 2000.
(e)    GPU International was sold in December 2000.
(f) Includes income from GPU Power UK's investments in independent power projects accounted for under the equity and cost methods of $3.1 million.
(g) Includes income from GPU Power UK's investments in independent power projects accounted for under the cost method of $15.6 million.

GPU, Inc. and Subsidiary Companies

5.  COMPREHENSIVE INCOME

      For the six months ended June 30, 2001 and 2000, comprehensive income is summarized below.

                                                             In Thousands
                                                        ----------------------
                                                              Six months
                                                            Ended June 30,
                                                        ----------------------
GPU, Inc. and Subsidiary Companies                         2001        2000
----------------------------------                         ----        -----

Net income                                              $155,646    $ (79,815)
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments            (5,844)      13,028
     Foreign currency translation                        (47,162)     (41,852)
     Cumulative effect of change in accounting
       for derivative instruments at 1/1/01               55,730          -
     Net unrealized gains on derivative instruments       32,059          -
                                                         -------     --------
       Total other comprehensive income/(loss)            34,783      (28,824)
                                                         -------     --------
Comprehensive income/(loss)                             $190,429    $(108,639)
                                                         =======      =======

JCP&L
-----

Net income                                              $ 97,436    $  90,004
                                                         -------     --------
Other comprehensive income, net of tax:
     Cumulative effect of change in accounting
       for derivative instruments at 1/1/01                5,180          -
     Net unrealized loss on derivative instruments        (1,537)         -
                                                         -------     --------
       Total other comprehensive income                    3,643          -
                                                         -------     --------
Comprehensive income                                    $101,079    $  90,004
                                                         =======     =========

Met-Ed
------

Net income                                              $ 31,909    $  35,160
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments               -         (2,141)
     Net unrealized gain on derivative instruments         5,269          -
                                                         -------     --------
       Total other comprehensive income/(loss)             5,269       (2,141)
                                                         -------     --------
Comprehensive income                                    $ 37,178    $  33,019
                                                         =======     ========

Penelec
-------

Net income/(loss)                                       $  5,085    $  31,481
                                                         -------     --------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments                 1       (1,076)
     Cumulative effect of change in accounting
       for derivative instruments at 1/1/01                 (535)         -
     Net unrealized loss on derivative instruments         3,237          -
                                                         -------     --------
       Total other comprehensive income/(loss)             2,703       (1,076)
                                                         -------     --------
Comprehensive income                                    $  7,788    $  30,405
                                                         =======     ========

GPU, Inc. and Subsidiary Companies

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

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) Exhibits

                 (12)Statements Showing Computation of Ratio of Earnings to
                     Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Based on SEC Regulation S-K, Item 503

                     A - GPU, Inc. and Subsidiary Companies
                     B -  JCP&L
                     C -  Met-Ed
                     D -  Penelec


            (b) Reports on Form 8-K

                 GPU, Inc.:
                 ---------

                 Dated May 8, 2001, under Item 5 (Other Events) Dated May 25, 2001, under Item 5 (Other Events) Dated June 12, 2001, under Item 5 (Other Events) Dated June 15, 2001, under Item 5 (Other Events)

                 Jersey Central Power & Light Company:
                 ------------------------------------

                 Dated May 8, 2001, under Item 5 (Other Events) Dated May 25, 2001, under Item 5 (Other Events) Dated June 12, 2001, under Item 5 (Other Events) Dated June 15, 2001, under Item 5 (Other Events)

                 Metropolitan Edison Company:
                 ---------------------------

                 Dated May 8, 2001, under Item 5 (Other Events) Dated May 25, 2001, under Item 5 (Other Events) Dated June 12, 2001, under Item 5 (Other Events) Dated June 15, 2001, under Item 5 (Other Events)

                 Pennsylvania Electric Company:
                 -----------------------------

                 Dated May 8, 2001, under Item 5 (Other Events) Dated May 25, 2001, under Item 5 (Other Events) Dated June 12, 2001, under Item 5 (Other Events) Dated June 15, 2001, under Item 5 (Other Events)

GPU, Inc. and Subsidiary Companies

                                   Signatures
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    GPU, INC.



August 7, 2001                   By:  /s/ B. L. Levy
                                     -----------------------------------
                                    B. L. Levy, Senior Vice President
                                    and Chief Financial Officer



August 7, 2001                   By:  /s/ P. E. Maricondo
                                     -----------------------------------
                                    P. E. Maricondo, Vice President
                                    and Comptroller
                                    (principal accounting officer)



                                    JERSEY CENTRAL POWER & LIGHT COMPANY
                                    METROPOLITAN EDISON COMPANY
                                    PENNSYLVANIA ELECTRIC COMPANY



August 7, 2001                   By:  /s/ M. J. Chesser
                                     -----------------------------------
                                    M. J. Chesser, President and
                                    Chief Executive Officer


August 7, 2001                   By:  /s/ P. E. Maricondo
                                     -----------------------------------
                                    P. E. Maricondo, Comptroller
                                    (principal accounting officer)